Form 10-Q
period 2015-03-31
National Storage Affiliates Trust
filed 2015-06-05
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-37351
National Storage Affiliates Trust
(Exact name of Registrant as specified in its charter)

Maryland	46-5053858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 DTC Parkway
Suite 200
Greenwood Village, Colorado 80111
(Address of principal executive offices) (Zip code)
(720) 630-2600
(Registrant's telephone number including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
The Registrant became subject to these filing requirements on April 22, 2015.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 4, 2015, 23,000,000 common shares of beneficial interest, $.01 par value per share, were outstanding.

EXPLANATORY NOTE
This quarterly report of National Storage Affiliates Trust includes the results of operations and financial condition of National Storage Affiliates Trust and its consolidated subsidiaries (the "Company") prior to the completion of the Company's initial public offering on April 28, 2015 and certain of its formation transactions, which occurred on or subsequent to April 28, 2015. As a result, the condensed consolidated financial statements included in this report are not necessarily indicative of subsequent results of operations, cash flows or financial position of the Company.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate
Self storage properties	$879,631	$838,941
Less accumulated depreciation	(45,961)	(39,614)
Self storage properties, net	833,670	799,327
Cash and cash equivalents	8,328	9,009
Restricted cash	2,446	2,120
Debt issuance costs, net	5,755	6,346
Other assets, net	14,239	15,944
Total assets	$864,438	$832,746
LIABILITIES AND EQUITY
Liabilities
Debt financing	$618,290	$597,691
Accounts payable and accrued liabilities	13,752	10,012
Distributions payable	—	6,763
Deferred revenue	4,606	4,176
Total liabilities	636,648	618,642
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest, par value $0.01 per share. 1,000 shares authorized; 1,000 shares issued and outstanding	—	—
Retained earnings	—	—
Total shareholder's equity	—	—
Noncontrolling interests	227,790	214,104
Total equity	227,790	214,104
Total liabilities and equity	$864,438	$832,746

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
REVENUE
Rental revenue	$27,418	$12,856
Other property-related revenue	873	305
Total revenue	28,291	13,161
OPERATING EXPENSES
Property operating expenses	9,842	4,922
General and administrative expenses	3,613	1,338
Depreciation and amortization	9,877	3,837
Total operating expenses	23,332	10,097
Income from operations	4,959	3,064
OTHER INCOME (EXPENSE)
Interest expense	(6,982)	(5,446)
Acquisition costs	(599)	(182)
Organizational and offering expenses	(58)	(235)
Non-operating expense	(91)	(4)
Other income (expense)	(7,730)	(5,867)
Net loss	(2,771)	(2,803)
Net loss attributable to noncontrolling interests	2,771	2,803
Net loss attributable to National Storage Affiliates Trust	$—	$—

Earnings (loss) per share (basic and diluted)	$—	$—

Weighted average shares outstanding (basic and diluted)	1,000	1,000

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,771)	$(2,803)
Other comprehensive income (loss)
Unrealized loss on derivative contracts	(1,166)	—
Reclassification of other comprehensive loss to interest expense	385	—
Comprehensive loss	(3,552)	(2,803)
Comprehensive loss attributable to noncontrolling interests	3,552	2,803
Comprehensive loss attributable to National Storage Affiliates Trust	$—	$—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

	Common Shares		Retained	Noncontrolling	Total
	Number	Amount	Earnings	Interests	Equity
Balances at December 31, 2014	1,000	$—	$—	$214,104	$214,104
OP equity issuances in business combinations:
OP units and subordinated performance units	—	—	—	8,954	8,954
Noncontrolling interests in acquired subsidiaries	—	—	—	6,770	6,770
Equity-based compensation expense	—	—	—	638	638
Issuance of LTIP units for acquisition expenses	—	—	—	366	366
Reduction in receivables from partners of OP	—	—	—	510	510
Other comprehensive loss	—	—	—	(781)	(781)
Net loss	—	—	—	(2,771)	(2,771)
Balances at March 31, 2015	1,000	$—	$—	$227,790	$227,790

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,771)	$(2,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,877	3,837
Amortization of debt issuance costs	990	407
Amortization of debt discount and premium, net	(353)	912
Unrealized loss on fair value of derivatives	126	6
LTIP units issued for acquisition expenses	366	—
Equity-based compensation expense	638	342
Change in assets and liabilities, net of effects of business combinations:
Restricted cash	(100)	(488)
Other assets	(559)	(527)
Accounts payable and accrued liabilities	1,147	100
Deferred revenue	287	160
Net Cash Provided by Operating Activities	9,648	1,946
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(6,991)	(1,850)
Capital expenditures	(1,020)	(464)
Notes receivable from PROs	—	(4,831)
Deposits and advances for self storage property acquisitions	(381)	—
Expenditures for corporate furniture and equipment	(33)	(24)
Increase in restricted cash designated for capital expenditures	(24)	(107)
Net Cash Used in Investing Activities	(8,449)	(7,276)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from:
Borrowings under debt financings	21,000	5,000
Issuance of OP units	—	431
OP unit subscriptions	500	—
Collection of receivables from issuance of OP equity	372	—
Principal payments under debt financings	(16,489)	(501)
Distributions to partners of OP	(6,288)	(1,648)
NSA Predecessor distributions and other	—	(429)
Payments for:
Debt issuance costs	(584)	(131)
Deferred offering costs	(391)	(64)
Net Cash (Used In) Provided by Financing Activities	(1,880)	2,658
Decrease in Cash and Cash Equivalents	(681)	(2,672)
CASH AND CASH EQUIVALENTS
Beginning of period	9,009	11,196
End of period	$8,328	$8,524

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Supplemental Cash Flow Information
Cash paid for interest	$6,241	$4,492
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in business combinations:
Issuance of OP units and subordinated performance units	$8,954	$—
Assumption of mortgages payable	16,442	—
Note payable to related party to settle assumed mortgages	4,054	—
Other net liabilities assumed	70	5
Notes receivable settled upon acquisition of properties	1,778	50
Fair value of noncontrolling interests in acquired subsidiaries	6,770	—
Issuance of OP units for settlement of subscription liability	—	5,863
Settlement of acquisition receivables from distributions	141	—
Increase in lender participation liability and related discount	—	770

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS
National Storage Affiliates Trust was organized in the state of Maryland on May 16, 2013 and is a fully integrated, self-administered and self-managed real estate investment trust focused on the self storage sector. As used herein, "NSA," the "Company," "we," "our," and "us" refers to National Storage Affiliates Trust and its consolidated subsidiaries, except where the context indicates otherwise. The Company intends to elect and qualify as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2015.
Through our controlling interest as the sole general partner of NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013, we are focused on the ownership, operation, and acquisition of self storage properties in the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of our operating partnership, our operating partnership is authorized to issue Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). We also own certain of our self storage properties through other consolidated limited partnership subsidiaries of our operating partnership, which we refer to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to our OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
As of March 31, 2015, the Company was 100% owned by National Storage Affiliates Holdings, LLC ("Holdings"), an entity formed on February 13, 2013. The only assets of Holdings, as of March 31, 2015, were 126,400 OP units and 1,000 shares of the Company's common shares of beneficial interest, $0.01 par value per share ("common shares"). Immediately prior to the completion of our initial public offering on April 28, 2015, we redeemed the 1,000 common shares held by Holdings for no consideration.
Subsequent to March 31, 2015, the Company completed an initial public offering of 23,000,000 common shares, which included common shares issued pursuant to the exercise of the underwriters' option to purchase additional shares, and received net proceeds of approximately $273 million after deducting the underwriting discount and expenses of the initial public offering. In connection with the completion of the initial public offering, the Company also completed the formation transactions. These transactions are discussed further in Note 12.
The Company owned 225 self storage properties in 13 states with approximately 12.4 million rentable square feet in approximately 100,000 storage units as of March 31, 2015. These properties are managed with local operational focus and expertise by five participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), and Move It Self Storage and its controlled affiliates ("Move It").
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the consolidated financial statements have been included.
Principles of Consolidation
The Company's financial statements include the accounts of our operating partnership and its controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation of entities.

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity ("VIE"), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional guidance to determine whether the general partner controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary, and (ii) entities that are non-VIEs which the Company controls and which limited partners lack both substantive participating rights and the ability to dissolve or remove the Company without cause.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2017, and early application is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the current consolidation guidance. The Company is required to adopt ASU 2015-02 for annual and interim financial statements issued for the year ending December 31, 2016. Upon adoption by the Company, ASU 2015-02 permits the use of either the modified retrospective or cumulative effect transition method. The Company is currently evaluating the impact of the provisions of ASU 2015-02 on its consolidation policies as well as the transition method to be used to implement ASU 2015-02.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. The Company does not expect ASU 2015-03 to have a material impact on the Company's results from operations, however, adoption will result in the elimination of debt issuance costs as an asset and a corresponding reduction in the carrying amount of the Company's debt financings applied retrospectively to all periods. The Company is required to adopt this ASU for annual and interim financial statements issued for the year ending December 31, 2016. Early adoption is permitted.
3. NONCONTROLLING INTERESTS
All of the limited partner equity interests in our operating partnership are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than our operating partnership. While the Company controls our operating partnership and manages the daily operations of our operating partnership's business, the Company did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of the Company's initial public offering. NSA's parent, Holdings, owned 126,400 OP units, which represented a less than 1% limited partner ownership interest in our operating partnership as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, outstanding equity interests of our operating partnership and DownREIT partnerships consisted of the following:

	March 31,	December 31,
	2015	2014
OP units	19,235,556	18,817,088
Subordinated performance units	8,886,097	8,447,679
LTIP units	2,724,540	2,689,780
DownREIT units
DownREIT OP units	1,415,349	1,275,979
DownREIT subordinated performance units	3,688,205	3,009,884
Total	35,949,747	34,240,410
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2015	2014
Land	$241,714	$236,691
Buildings and improvements	635,879	600,284
Furniture and equipment	2,038	1,966
Total self storage properties	879,631	838,941
Less accumulated depreciation	(45,961)	(39,614)
Self storage properties, net	$833,670	$799,327
5. SELF STORAGE PROPERTY ACQUISITIONS
The Company acquired six self storage properties from our PROs with an estimated fair value of $41.0 million during the three months ended March 31, 2015. These self storage property acquisitions were accounted for as business combinations whereby the Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. A portion of the purchase price was allocated to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $1.2 million.
The following table summarizes the consideration for the business combinations completed by the Company during the three months ended March 31, 2015 (dollars in thousands):

	Summary of Consideration
Number of Properties				Liabilities Assumed
	Cash	Value of OP Equity (1)	Settlement of Note Receivable	Mortgages	Other	Total
6	$6,991	$8,954	$1,778	$16,442	$70	$34,235	(2)

(1)	Value of OP equity represents the fair value of OP units and subordinated performance units.

(2)
Excludes the fair value of noncontrolling interests associated with self storage properties acquired in DownREIT partnerships which amounted to $6.8 million for the three months ended March 31, 2015. We estimate the portion of the fair value of the net assets owned by noncontrolling interests based on the fair value of the real estate and debt assumed.

Three of the six self storage properties acquired during the three months ended March 31, 2015 are subject to non-cancelable leasehold interest agreements that are classified as operating leases. These lease agreements expire between 2034 and 2051, inclusive of extension options that we anticipate exercising.

The results of operations for these business combinations are included in our statements of operations beginning on the respective closing date for each acquisition. For the three months ended March 31, 2015, the accompanying statement of operations includes aggregate revenue of $1.2 million and operating income of $0.7 million related to the six self storage properties acquired. Acquisition costs in the accompanying statements of operations include consulting fees, transaction expenses, and other costs to complete the business combinations shown above, which amounted to $0.6 million for the three months ended March 31, 2015.
Self Storage Properties Under Contract
As of March 31, 2015, the Company was under contract to acquire an additional 21 self storage properties, as discussed further in Note 12.
Pro Forma Financial Information
The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the acquisitions and related financing activities for (i) each of the 21 self storage properties discussed in Note 12 that were acquired in April and May 2015, as if each had occurred on January 1, 2014, and (ii) each of the six self storage properties discussed above that were acquired in January 2015, as if each had occurred on January 1, 2014 (five of the six properties acquired during the three months ended March 31, 2015 were acquired on January 1, 2015 and are therefore included in the historical results for the entirety of the three months ended March 31, 2015). The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on a pro forma basis the results of operations for the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2015	2014
Pro forma revenue:
Historical results	$28,291	$13,161
April-May 2015 Acquisitions	2,821	2,586
January 2015 Acquisitions (excluding those in historical results)	86	1,217
Total	$31,198	$16,964
Pro forma net income (loss): (1)
Historical results	$(2,771)	$(2,803)
April-May 2015 Acquisitions	888	(563)
January 2015 Acquisitions (excluding those in historical results)	891	(839)
Total	$(992)	$(4,205)
Earnings (loss) per share:
Basic and diluted—as reported	$—	$—
Basic and diluted—pro forma	$—	$—

(1)
Significant assumptions and adjustments in preparation of the pro forma information include the following: (i) for the cash portion of the purchase price, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 2.78% as of March 31, 2015; (ii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; and (iii) for acquisition costs of $0.6 million incurred during the three months ended March 31, 2015, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2014.

6. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31,	December 31,
	2015	2014
Customer in-place leases, net of accumulated amortization of $8,820 and $5,469, respectively	$5,384	$7,700
Receivables:
Trade, net	709	979
PROs and other affiliates	208	416
Note receivable from PRO	—	1,778
Property acquisition deposits	1,151	770
Prepaid expenses and other	1,788	1,017
Corporate furniture and equipment, net	209	198
Deferred offering costs	4,790	3,086
Total	$14,239	$15,944
7. DEBT FINANCING
The Company's debt is summarized as follows (dollars in thousands):

	Interest	March 31,	December 31,
	Rate (1)	2015	2014
Credit Facility:
Revolving line of credit	2.78%	$182,217	$166,217
Term loan	3.65%	144,558	144,558
Unsecured term loan	5.18%	50,000	50,000
Related Party Note	3.30%	4,054	—
Fixed rate mortgages payable	4.07%	153,961	153,416
Variable rate mortgages payable	4.69%	83,500	83,500
Total		$618,290	$597,691

(1)
Represents the effective interest rate as of March 31, 2015. Effective interest rate incorporates the stated rate plus the impact of interest rate swaps and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate also includes fees for unused borrowings.

Credit Facility
On April 1, 2014 (as amended in July 2014), the Company entered into a $425.0 million senior secured credit facility (the "credit facility") with a syndicated group of lenders consisting of seven financial institutions. Borrowings under the credit facility are collateralized by first priority security interests in certain self storage properties. The credit facility consists of two components:

•
A senior secured revolving credit facility (the "revolving line of credit"), which provides for a total borrowing commitment up to $280.4 million, whereby the Company may borrow, repay and re-borrow amounts under the revolving line of credit. The borrowing commitment is subject to a borrowing base calculation, which only includes self storage properties with an occupancy rate of at least 75% on a combined basis. As of March 31, 2015, the borrowing base supported borrowings up to a maximum of $198.7 million under the revolving line of credit. The Company is required to pay a fee which ranges from 0.20% to 0.30% of unused borrowings under the revolving line of credit. As of March 31, 2015, the pricing grid under the revolving line of credit provides for an interest rate equal to one-month London Interbank Offered Rate ("LIBOR") plus 2.50%. The revolving line of credit matures in March 2017 and the Company may elect an extension of the maturity date until March 2018 by paying an extension fee equal to 0.20% of the total borrowing commitment at the time of the extension.

•
A $144.6 million senior secured term loan (the "term loan") which provides that amounts borrowed may be repaid at any time but not re-borrowed. As of March 31, 2015, the pricing grid under the term loan provides for an interest rate equal to one-month LIBOR plus 2.40%. No principal payments are required under the term loan until the maturity date in March 2018.

The credit facility is a full-recourse loan, meaning that the Company's obligations for repayment extend beyond the assets that collateralize the loan. The terms of the credit facility limit the Company's ability to make distributions, incur additional debt, and acquire or sell significant assets. The credit facility requires compliance with certain financial and nonfinancial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. At March 31, 2015, we were in compliance with all such covenants.
As discussed in Note 12, upon completion of our initial public offering, our secured credit facility became unsecured. In addition, we used a portion of the proceeds received from our initial public offering to pay down $96.3 million of the outstanding balance of the revolving line of credit.
Unsecured Term Loan
On April 1, 2014, the Company entered into a senior unsecured term loan (the "unsecured term loan") with a syndicated group of lenders consisting of three financial institutions. The unsecured term loan provides for maximum borrowings of $50.0 million. Under the unsecured term loan, the Company must comply with restrictions on its tangible net worth, as defined in the loan agreement. Amounts borrowed may be repaid but not re-borrowed. The loan originally matured on April 1, 2015 but was extended until October 1, 2015 in exchange for a prescribed fee of $250,000. Payments are limited to interest only, to be paid on a monthly basis. The outstanding principal balance bears interest at one-month LIBOR plus 5.00% or the base rate plus 4.00%. As of March 31, 2015, the Company had borrowed $50.0 million and elected the alternative of an interest rate of one-month LIBOR plus 5.00%. Financial covenants under the unsecured term loan match those contained in the credit facility. There is a mandatory repayment of this loan upon the occurrence of a capital event (such as completion of the Company's initial public offering) as defined in the loan agreement, and following the completion of our initial public offering, we used a portion of the proceeds received to repay the $50.0 million unsecured term loan, as discussed in Note 12.
Related Party Note
During the three months ended March 31, 2015, in connection with the acquisition of a self storage property owned in a DownREIT partnership, the Company entered into a bridge loan agreement for $4.1 million payable to principals of the PRO that contributed the property. The note bears interest at a fixed rate of 3.30%, and matures 30 days following the completion of certain administrative matters that will permit the inclusion of the property in the Company's credit facility borrowing base calculation.
Fixed Rate Mortgages Payable
Fixed rate mortgages mature at various dates through November 2024, and have effective interest rates that range from 2.20% to 5.15%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As discussed in Note 12, we assumed fixed rate mortgages with $28.6 million of outstanding principal balances at the time of acquisition in connection with 11 of the properties acquired as part of the formation transactions.
Variable Rate Mortgages Payable
Variable rate mortgages mature at various dates through October 2015, and have effective interest rates that range from 2.43% to 9.65%. Principal and interest on this debt is generally payable in monthly interest-only payments with balloon payments due at maturity. As discussed in Note 12, following the completion of our initial public offering, we used a portion of the net proceeds from our initial public offering to repay all $83.5 million of the variable rate mortgages outstanding as of March 31, 2015.

8. EARNINGS PER SHARE
The following is a summary of the elements used in calculating basic and diluted earnings or loss per common share for the three months ended March 31, 2015 and 2014, respectively (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,771)	$(2,803)
Less net loss attributable to noncontrolling interests	2,771	2,803
Net income (loss) attributable to National Storage Affiliates Trust	$—	$—
Weighted average shares outstanding (basic and diluted)	1,000	1,000
Earnings (loss) per share (basic and diluted)	$—	$—
As discussed in Note 3, the Company did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of the Company's initial public offering. As a result, all of our operating partnership's profits and losses for the three months ended March 31, 2015 and 2014 were allocated to noncontrolling interests.
The following table summarizes the weighted average outstanding equity interests of our operating partnership and DownREIT partnerships for the periods ended March 31, 2015 and 2014. These equity interests are considered potential common shares for purposes of calculating earnings or loss per share as the unitholders may, through the exercise of redemption rights, obtain common shares, subject to various restrictions. After a minimum of one year from the completion of the initial public offering, OP units in our operating partnership are redeemable for cash or, at our option, exchangeable for common shares on a one-for-one basis, subject to certain adjustments. DownREIT OP units are redeemable for cash or, at our option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments. LTIP units, subordinated performance units, and DownREIT subordinated performance units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). Subordinated performance units are only convertible into OP units, beginning two years following the completion of the initial public offering and then (i) at the holder’s election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations. Certain LTIP units vested upon the completion of the Company's initial public offering and certain LTIP units will vest upon the future acquisition of properties sourced by PROs.
All potential common shares have been excluded from the earnings or loss per share calculations for the periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
OP units (1)	19,205,125	9,262,624
Subordinated performance units (2)	8,886,097	4,335,093
LTIP units (3)	2,712,640	2,090,160
DownREIT units
DownREIT OP units	1,386,143	—
DownREIT subordinated performance units	3,636,089	—
Total	35,826,094	15,687,877

(1)
Amount for the three months ended March 31, 2014 includes 2,060,711 OP units issued in connection with the contribution of [65] self storage properties on April 1, 2014 by SecurCare Portfolio Holdings, LLC and SecurCare Value Properties, Ltd. (collectively, "NSA Predecessor"), entities whose principal owner is the Company's chairman and chief executive officer. NSA Predecessor does not represent a single legal entity but a combination of these two legal entities under common control. For financial reporting purposes, NSA Predecessor contributions are classified as a reorganization of entities under common control whereby the contributed self storage properties have been recorded in the Company's financial statements at NSA Predecessor's depreciated historical cost basis.

(2)
Amount for the three months ended March 31, 2014 includes 1,464,782 subordinated performance units issued in connection with the contribution of [65] self storage properties by NSA Predecessor on April 1, 2014.

(3)
Amount includes weighted average LTIP units outstanding of 522,900 and 902,870 for the three months ended March 31, 2015 and 2014, respectively, which only vest upon the future contribution of properties from the PROs.

9. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to continue providing leasing, operating, supervisory and administrative services related to the self storage properties contributed by and acquired from the PROs. The PROs are the same entities that provided similar services prior to the respective dates that the self storage properties were contributed to or acquired by the Company. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended March 31, 2015 and 2014, the Company incurred $1.6 million and $0.8 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying statements of operations.
Affiliate Payroll Services
The employees responsible for operation of the self storage properties are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended March 31, 2015 and 2014, the Company incurred $2.9 million and $1.5 million for payroll and related costs reimbursable to these affiliates, respectively. Such costs are included in property operating expenses in the accompanying statements of operations.
Affiliate Call Center Services
SecurCare, an affiliate of NSA Predecessor, provides centralized call center services to support self storage property operations. For the three months ended March 31, 2015 and 2014, the Company incurred call center charges of $0.2 million and $0.1 million, respectively. Such call center costs are included in property operating expenses in the accompanying statements of operations. The call center utilizes approximately 1,500 square feet in one of the Company's self storage properties acquired from NSA Predecessor for annual rent of approximately $25,000. As discussed in Note 12, on April 1, 2015, the Company acquired the centralized call center from SecurCare for 50,000 OP units.
Notes Receivable
In connection with the planned acquisition of certain self storage properties, the Company made a bridge loan of approximately $8.0 million to a PRO on July 1, 2014. This loan did not bear interest and was repaid as the related self storage properties were acquired. Through December 31, 2014, 13 of the self storage properties had been acquired and bridge loan advances totaling $6.2 million were applied to offset the acquisition consideration otherwise payable by the Company. As of December 31, 2014, the bridge loan balance of $1.8 million is included in other assets in the accompanying balance sheet. In January 2015, the remaining balance of the bridge loan was applied to offset the acquisition consideration otherwise payable by the Company related to two self storage property acquisitions.
10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
The Company is subject to litigation, claims, and assessments that may arise in the ordinary course of its business activities. Such matters include contractual matters, employment related issues, and regulatory proceedings. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on the Company's financial position, results of operations, or liquidity.

11. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
We sometimes limit our exposure to interest rate fluctuations by entering into interest rate swap or cap agreements. The interest rate swap agreements moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The interest rate cap agreements effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable interest rate. Our interest rate cap agreements are not material to our financial position and results of operations.
We measure our interest rate swap derivatives at fair value on a recurring basis. Information regarding our interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

	Interest Rate Swaps Designated as Cash Flow Hedges	Non-hedge Accounting Interest Rate Swaps	Total
Fair value at December 31, 2013	$—	$70	$70
Unrealized losses included in interest expense	—	(6)	(6)
Fair value at March 31, 2014	$—	$64	$64

Fair value at December 31, 2014	$(865)	$(207)	$(1,072)
Unrealized losses included in interest expense	—	(121)	(121)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	385	—	385
Unrealized losses included in accumulated other comprehensive loss	(1,166)	—	(1,166)
Fair value at March 31, 2015	$(1,646)	$(328)	$(1,974)
As of March 31, 2015 and December 31, 2014, we had outstanding interest rate swaps with aggregate notional amounts of $125.0 million designated as cash flow hedges. As of March 31, 2015, these swaps had a weighted average remaining term of 3.0 years. The fair value of these swaps designated as hedges are presented within accounts payable and accrued liabilities in our balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. If the forward rates at March 31, 2015 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.3 million of the unrealized losses in accumulated other comprehensive loss. If market interest rates increase above the 1.42% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
As of March 31, 2015 and December 31, 2014, we had an interest rate swap with a notional amount of approximately $7.6 million that was not designated as a cash flow hedge. As of March 31, 2015, this swap had a remaining term of 6.9 years. The fair value of this swap is presented within accounts payable and accrued liabilities in our balance sheets, and we recognize any changes in the fair value as an adjustment of interest expense. If market interest rates increase above the 2.28% fixed rate under this interest rate swap we will benefit from net cash payments due to us from our counterparty to the interest rate swap.

There were no transfers between levels during the three months ended March 31, 2015 and 2014. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2015, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at March 31, 2015 and December 31, 2014, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at March 31, 2015 and December 31, 2014 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined carrying value of our fixed rate mortgages and related party note payable was approximately $158.0 million as of March 31, 2015 with a fair value of approximately $165.7 million. In determining the fair value, the Company estimated weighted average market interest rate of approximately 3.35%, compared to the weighted average contractual interest rate of 5.06%. The combined carrying value of our fixed rate mortgages was approximately $153.4 million as of December 31, 2014 with a fair value of approximately $158.3 million. In determining the fair value as of December 31, 2014, the Company estimated weighted average market interest rate of approximately 3.59%, compared to the weighted average contractual interest rate of 5.11%.
12. SUBSEQUENT EVENTS
Initial Public Offering
The Company completed its initial public offering on April 28, 2015, pursuant to which it sold 20,000,000 common shares, at a price of $13.00 per share, with net proceeds to the Company of approximately $236.4 million, after deducting the underwriting discount and expenses of the initial public offering. As part of the offering, the Company granted the underwriters an option to purchase up to 3,000,000 additional common shares within thirty days after the offering. The underwriters exercised their option and, on May 18, 2015, purchased an additional 3,000,000 common shares with net proceeds to the Company of approximately $36.3 million, after deducting the additional underwriting discount and expenses associated with the exercise of this option by the underwriters.
The Company contributed the net proceeds from its initial public offering to our operating partnership in exchange for 23,000,000 OP units. Immediately prior to the completion of the initial public offering, the Company redeemed the 1,000 common shares held by Holdings for no consideration. In addition, upon the completion of our initial public offering and formation transactions, we were joined by our sixth PRO, Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions").

Use of Proceeds from Initial Public Offering
The following table presents a summary of the outstanding indebtedness repaid with the net proceeds from the Company's initial public offering (dollars in thousands):

	Scheduled Maturity	Effective Rate as of March 31, 2015 (1)	Principal	Prepayment Penalty	Write-off of Debt Issuance Costs
Unsecured term loan	10/1/2015	5.18%	$50,000	$—	$219
Variable rate mortgages payable:
US Bank senior term loan	6/24/2015	2.58%	52,000	—	137
US Bank senior term loan	10/8/2015	2.43%	6,500	—	16
Mezzanine loan	6/24/2015	9.65%	25,000	500	42
Total variable rate mortgages payable:			83,500	500	195
Revolving line of credit	3/31/2017	2.78%	96,300	—	—
Total			$229,800	$500	$414

(1)
Represents the effective interest rate as of March 31, 2015. Effective interest rate incorporates the stated rate plus the impact of interest rate swaps and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate also includes fees for unused borrowings.

In April and May 2015, following the completion of our initial public offering, the Company acquired 21 self storage properties for an aggregate purchase price of $93.1 million. Consideration for these acquisitions included $41.3 million of cash (which is net of $0.6 million of acquisition deposits applied and cash we expect to deploy in the future as capital expenditures in connection with these acquisitions) and issuance of OP equity of $23.0 million (consisting of 1,420,098 OP units and 345,970 subordinated performance units), and included the assumption of outstanding mortgages with aggregate principal balances of $28.6 million and other liabilities. Of these acquisitions, four were acquired by us from our PROs and 17 were acquired by us from third-party sellers.
Changes to Our Credit Facility
Upon completion of our initial public offering, our secured credit facility became unsecured. In addition, as a result of the overall reduction in the Company's outstanding indebtedness from debt repayments, the pricing grids for the revolving line of credit and term loan were reduced by 100 basis points to interest rates equal to one-month LIBOR plus 1.60% and one-month LIBOR plus 1.50%, respectively.
Following the completion of our initial public offering, the availability of the loans extended under our credit facility is based on the hypothetical value of a borrowing base of our real property and is equal to the lesser of (i) 60% of the aggregate value of such real property less the aggregate outstanding principal amount of all unsecured indebtedness, other than the balance of the credit facility and (ii) the aggregate implied unsecured interest coverage value. Our credit facility contains customary affirmative and negative covenants, including financial covenants that, among other things, cap our total leverage at 60% of our gross asset value, and requires us to have a minimum fixed charge coverage ratio of 1.5 to 1, and requires us to have a minimum net worth (as defined in our credit facility) of approximately $133.3 million plus 75% of the net proceeds of equity issuances. In the event that we fail to satisfy our covenants, we would be in default under our credit facility and may be required to repay such debt with capital from other sources.
Share Based Compensation
Upon the completion of our initial public offering, 43,350 compensatory LTIP units granted under our 2013 Equity Incentive Plan automatically vested resulting in $0.4 million of compensation expense.

Call Center Acquisition
Effective on April 1, 2015, in exchange for 50,000 OP units, the Company acquired a centralized call center from SecurCare, a related party. The call center, which provides services to certain self storage properties owned by the Company, was established by SecurCare and will continue to be managed by SecurCare under a business services agreement. Because the Company and Securcare are under common control, the assets acquired and liabilities assumed will be recorded at SecurCare's historical carrying value, which was a nominal amount as of the acquisition date.
Distributions
On April 11, 2015, the Company declared ordinary distributions for the three months ended March 31, 2015 totaling $7.4 million to OP and subordinated performance unitholders of record on March 31, 2015, and ordinary distributions for the period from April 1, 2015 through April 20, 2015 totaling $1.6 million to OP and subordinated performance unitholders of record on April 20, 2015. Such distributions were paid on April 30, 2015.
On June 3, 2015, our board of trustees declared a cash dividend of $0.15 per common share and OP unit to shareholders and operating partnership unitholders of record as of June 30, 2015. Such distributions will be paid on July 15, 2015.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
We make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may," or similar expressions, we intend to identify forward-looking statements.
The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement.
Statements regarding the following subjects, among others, may be forward-looking:

•	market trends in our industry, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	the acquisition of properties, including the timing of acquisitions;

•	our relationships with, and our ability to attract additional, PROs;

•	our ability to effectively align the interests of our PROs with us and our shareholders;

•	the integration of our PROs and their contributed portfolios into the Company, including into our financial and operational reporting infrastructure and internal control framework;

•
our operating performance and projected operating results, including our ability to achieve market rents and occupancy levels, reduce operating expenditures and increase the sale of ancillary products and services;

•	our ability to access additional off-market acquisitions;

•
actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities;

•	economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets;

•	projected capital expenditures;

•	the impact of technology on our products, operations, and business;

•	the implementation of our technology and best practices programs (including our ability to effectively implement our integrated Internet marketing strategy);

•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to qualify, and maintain our qualification, as a REIT for U.S. federal income tax purposes;

•	our ability to successfully remediate the material weakness in our internal control over financial reporting;

•	availability of qualified personnel;

•	the timing of conversions of subordinated performance units into OP units and the conversion ratio in effect at such time;

•	estimates relating to our ability to make distributions to our shareholders in the future; and

•	our understanding of our competition.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business and Properties" described in the Company's Prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 24, 2015 (the "Prospectus"), and the other documents we file from time to time with the Securities and Exchange Commission. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
National Storage Affiliates Trust is a Maryland real estate investment trust focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas throughout the United States. According to the 2014 Self-Storage Almanac, we are the sixth largest owner and operator of self storage properties in the United States based on number of properties, self storage units, and rentable square footage.
Our chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of regional self storage operators with those of our shareholders by allowing the operators to participate alongside our shareholders in our financial performance and their contributed portfolios.
Our PROs
The Company had five PROs as of March 31, 2015: SecurCare, Northwest, Optivest, Guardian, and Move It. We seek to expand our platform by recruiting additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital. Upon the completion of our initial public offering and formation transactions, we were joined by our sixth PRO, Storage Solutions.
Our Initial Public Offering
On April 28, 2015, we completed our initial public offering, pursuant to which we sold 20,000,000 common shares, at a price of $13.00 per share, with net proceeds to us of approximately $236.4 million, after deducting the underwriting discount and expenses of our initial public offering. As part of our initial public offering, we granted the underwriters an option to purchase up to 3,000,000 additional common shares within thirty days after the offering. The underwriters exercised their option and, on May 18, 2015, purchased an additional 3,000,000 common shares with net proceeds to us of approximately $36.3 million, after deducting the additional underwriting discount and expenses associated with the exercise of this option by the underwriters.
We used a portion of the net proceeds from our initial public offering to repay $229.8 million of outstanding debt, which consisted of the $50.0 million unsecured term loan, $52.0 million US Bank senior term loan, $25.0 million mezzanine loan, $6.5 million US Bank senior term loan, and $96.3 million of the outstanding balance under our revolving line of credit.

Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value.
We owned a geographically diversified portfolio of 225 self storage properties, located in 13 states, comprising approximately 12.4 million rentable square feet, configured in approximately 100,000 storage units, as of March 31, 2015. Of these properties, 195 were acquired by us from our PROs and 30 were acquired by us from third-party sellers.
We acquired six properties with an estimated fair value of $41.0 million, comprising approximately 0.4 million rentable square feet, configured in over 3,400 storage units during the three months ended March 31, 2015. All six of these acquisitions were acquired by us from our PROs. In addition, following the completion of our initial public offering, we acquired 21 self storage properties located in seven states for an aggregate purchase price of $93.1 million, comprising approximately 1.3 million rentable square feet, configured in approximately 9,300 storage units. Of these acquisitions, four were acquired by us from our PROs and 17 were acquired by us from third-party sellers.
These acquisitions bring our total self storage property portfolio to 246 properties located in 16 states with approximately 14 million net rentable square feet in over 100,000 storage units.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired six self storage properties during the three months ended March 31, 2015 and 83 self storage properties during the year ended December 31, 2014, including one self storage property during the three months ended March 31, 2014.
As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are necessarily indicative of our future results of operations or cash flows. To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated for the entirety of the applicable periods presented.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.
Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014
Net loss decreased by less than $0.1 million during the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The decrease in net loss was primarily due to an increase in net operating income ("NOI") resulting from an additional 89 self storage properties we acquired during 2014 and 2015, offset by increases in depreciation and amortization, interest expense, and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview
As of March 31, 2015, our same store portfolio consisted of 136 self storage properties. From January 1, 2014 to March 31, 2015, we acquired 89 self storage properties that do not yet meet the same store portfolio criteria. The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the three months ended March 31, 2015 compared to the three months ended March 31, 2014(dollars in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Rental revenue
Same store portfolio	$13,705	$12,723	$982
Non-Same store portfolio	13,713	133	13,580
Total rental revenue	27,418	12,856	14,562
Other property-related revenue
Same store portfolio	350	304	46
Non-Same store portfolio	523	1	522
Total other property-related revenue	873	305	568
Total revenue	28,291	13,161	15,130
Property operating expenses
Same store portfolio	5,028	4,777	251
Non-Same store portfolio	4,814	145	4,669
Total property operating expenses	9,842	4,922	4,920
General and administrative expenses	3,613	1,338	2,275
Depreciation and amortization	9,877	3,837	6,040
Total operating expenses	23,332	10,097	13,235
Income from operations	4,959	3,064	1,895
Other income (expense)
Interest expense	6,982	5,446	1,536
Acquisition costs	599	182	417
Organizational and offering expenses	58	235	(177)
Non-operating expense	91	4	87
Other income (expense)	7,730	5,867	1,863
Net loss	(2,771)	(2,803)	32
Net loss attributable to noncontrolling interests	2,771	2,803	(32)
Net loss attributable to National Storage Affiliates Trust	$—	$—	$—

Total Revenue
Our total revenue increased by $15.1 million, or 115.0%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase was primarily attributable to incremental rental revenue from 88 self storage properties we acquired between April 1, 2014 and March 31, 2015 as well as an increase in average total portfolio occupancy from 83.0% to 84.8% and an increase in total portfolio average annualized contractual rent per occupied square foot from $9.36 to $10.40.
Rental Revenue
Rental revenue increased by $14.6 million, or 113.3%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase in rental revenue was primarily due to a $13.6 million increase in non-same store revenue which was attributable to incremental rental revenue of $12.4 million from an additional 82 self storage properties acquired between April 1, 2014 and December 31, 2014, and incremental rental revenue of $1.2 million from an additional six self storage properties acquired during the three months ended March 31, 2015. These increases were partially offset by a $0.1 million decrease in rental revenue related to a self storage property sold during the three months ended June 30, 2014. Same store portfolio revenues increased $1.0 million, or 7.7%, from an increase in average occupancy from 83.0% to 85.6%, and a 4.5% increase in average annualized rental revenue per occupied square foot from $9.32 to $9.74. The increase in average annualized rental revenue per occupied square foot was driven primarily by a 2.7% increase in average annualized contractual rent per occupied square foot from $9.39 to $9.64, which resulted from a combination of increased market rates, reduced discounting, and regular rental increases for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and storage supplies. Other property-related revenue increased by $0.6 million, or 186.2%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. This increase primarily resulted from a $0.5 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.5 million from an additional 82 self storage properties acquired between April 1, 2014 and December 31, 2014, and incremental rental revenue of $0.1 million from an additional six self storage properties acquired during the three months ended March 31, 2015.
Total Operating Expenses
Total operating expenses for the three months ended March 31, 2015 were $23.3 million compared to $10.1 million for the three months ended March 31, 2014, an increase of $13.2 million, or 131.1%. As discussed below, this change was primarily due to an increase of $4.9 million in property operating expenses, $2.3 million in general and administrative expenses, and $6.0 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $9.8 million for the three months ended March 31, 2015 compared to $4.9 million for the three months ended March 31, 2014, an increase of $4.9 million, or 100.0%. This increase resulted from a $4.7 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $4.2 million from an additional 82 self storage properties acquired between April 1, 2014 and December 31, 2014, and incremental property operating expenses of $0.5 million from an additional six self storage properties acquired during the three months ended March 31, 2015. In addition same store portfolio property operating expenses increased $0.3 million, or 5.3%, due to increases in property operating personnel and related costs, maintenance expenses, and property taxes partially offset by decreases in marketing expenses.
General and Administrative Expenses
General and administrative expenses increased $2.3 million, or 170.0%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This increase was primarily attributable to increases in (i) salaries and benefits of $0.8 million, consisting of $0.5 million related to additional personnel and $0.3 million associated with equity-based compensation, (ii) supervisory and administrative fees charged by our PROs of $0.8 million, and (iii) $0.6 million in professional fees that were primarily related to increased audit and tax costs associated with the growth of our portfolio and periodic SEC reporting and other compliance matters.
Supervisory and administrative fees charged by our PROs totaled $1.6 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $0.8 million. The increase was attributable to incremental fees related to the properties we acquired during the year ended December 31, 2014 and the three months ended March 31, 2015.
Depreciation and Amortization
Depreciation and amortization increased $6.0 million, or 157.4%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This increase was attributable to incremental depreciation expense of $3.5 million related to the 83 properties we acquired during the year ended December 31, 2014, and $0.3 million of depreciation expense related to the six properties acquired during the three months ended March 31, 2015. In addition, amortization of customer in-place leases increased $2.1 million from $1.4 million for the three months ended March 31, 2014 to $3.5 million for the three months ended March 31, 2015. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of March 31, 2015, the unamortized balance of customer in-place leases totaled $5.4 million.
Interest Expense
Interest expense increased $1.5 million, or 28.2%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase in interest expense was due to an increase in amortization of debt issuance costs of $0.6 million, an increase in the effect of interest rate swaps of $0.5 million, and an increase in weighted average borrowings outstanding partially offset by decreases in interest rates.

Acquisition Costs
Acquisition costs increased $0.4 million, or 229.1%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This increase was primarily due to an increase in consulting fees and other costs incurred to identify, qualify, and close acquisition properties with our PROs and other parties.
Organizational and Offering Expenses
Organizational and offering expenses decreased $0.2 million, or 75.3%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. This decrease was primarily attributable to audit fees associated with the operations of the properties acquired during 2014 for periods preceding their contribution.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests was $2.8 million for each of the three months ended March 31, 2015 and 2014. Our entire net loss for each of the three months ended March 31, 2015 and 2014 was attributable to noncontrolling interests, as we did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering, as discussed further in Note 12 in Item I.
Critical Accounting Policies and Use of Estimates
We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions. We believe that the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Principles of Consolidation and Presentation of Noncontrolling Interests
Our consolidated financial statements include the accounts of our operating partnership and its controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation and combination of entities.
The limited partner ownership interests in our operating partnership that are held by owners other than us are referred to as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than our operating partnership. Noncontrolling interests in a subsidiary are generally reported as a separate component of equity in our consolidated balance sheets. In our statements of operations, the revenues, expenses and net income or loss related to noncontrolling interests in our operating partnership are included in the consolidated amounts, with net income or loss attributable to the noncontrolling interests deducted separately to arrive at the net income or loss solely attributable to us.
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a VIE, and if we are deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, we consider the provisions of additional guidance to determine whether the general partner controls a limited partnership or similar entity when the limited partners have certain rights. We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary, and (ii) entities that are non-VIEs which the Company controls and which, limited partners lack both substantive participating rights and the ability to dissolve or remove the Company without cause.
Self Storage Properties and Customer In-Place Leases
Self storage properties are carried at historical cost less accumulated depreciation and any impairment losses. Expenditures for ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments that improve or extend the life of an asset are capitalized. Estimated depreciable lives of self storage properties are determined by considering the age and other indicators about the condition of the assets at the respective dates of acquisition, resulting in a range of estimated useful lives for assets within each category. All self storage properties are depreciated using the straight-line method. Buildings and improvements are generally depreciated over estimated useful lives between seven and 40 years. Furniture and equipment are generally depreciated over estimated useful lives between three and 10 years.
When self storage properties are acquired in business combinations, the purchase price (including any equity-based consideration issued in connection with the acquisition) is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. The purchase price is allocated to the individual properties based on the fair value determined using an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age, and location of the individual properties along with current and projected occupancy and relative rental rates or appraised values, if available. Tangible assets are allocated to land, buildings and related improvements, and furniture and equipment.
In allocating the purchase price for an acquisition accounted for as a business combination, we determine whether the acquisition includes intangible assets. We allocate a portion of the purchase price to an intangible asset attributed to the value of customer in-place leases. Because the majority of tenant leases are on a month-to-month basis, this intangible asset represents the estimated value of the leases in effect on the acquisition date. This intangible asset is amortized to expense using the straight-line method over 12 months, the estimated average rental period for our customers.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment when events and circumstances indicate that there may be an impairment. When events or changes in circumstances indicate that the Company's long-lived assets may not be recoverable, the carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value attributable to the assets. If an asset's carrying value is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.
Revenue Recognition
We have determined that all of our leases are operating leases. Substantially all leases may be terminated on a month-to-month basis and rental income is recognized ratably over the lease term using the straight-line method. Rents received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Promotional discounts and other incentives are recognized as a reduction to rental income over the applicable lease term. Other property-related income consists of late fees, administrative charges, tenant insurance-related access fees and commissions, sales of storage supplies and other ancillary revenues which are recognized in the period earned.
We recognize gains from disposition of facilities only upon closing in accordance with the guidance on sales of real estate. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and we are not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales under this guidance.
Income Taxes
We intend to elect to be taxed as a REIT under sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") commencing with our taxable year ending December 31, 2015. To qualify as a REIT, among other things, we are required to distribute at least 90% of our net taxable income (excluding net capital gains) to our shareholders and meet certain tests regarding the nature of our income and assets. So long as we qualify as a REIT, we are not subject to U.S. federal income tax on our earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain provisions set forth in the Code, all of our taxable income would be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax.
We will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that we elect to treat as taxable REIT subsidiaries, or TRSs, for U.S. federal income tax purposes, including NSA TRS, LLC which we formed in June 2014. Certain activities that we undertake must be conducted by a TRS, such as performing non-customary services for our customers and holding assets that we are not permitted to hold directly, including personal property held as inventory. A TRS is subject to U.S. federal, state, and local income taxes.
Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper, as amended, defines FFO as net income (as determined under GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Distributions on subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders for the purpose of calculating FFO attributable to common shareholders and OP unitholders. We also include amortization of customer in-place leases in our definition of FFO because we believe the amortization of customer in-place leases is analogous to real estate depreciation, as the value of such intangibles is inextricably connected to the real estate acquired. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, organizational and offering costs, gains on debt forgiveness and gains (losses) on early extinguishment of debt.
Management uses FFO and Core FFO as a key performance indicator in evaluating the operations of our properties. Given the nature of our business as a real estate owner and operator, we consider FFO and Core FFO as key supplemental measures of our operating performance that are not specifically defined by GAAP. We believe that FFO and Core FFO are useful to management and investors as a starting point in measuring our operational performance because FFO and Core FFO exclude various items included in net income (loss) that do not relate to or are not indicative of our operating performance such as gains (or losses) from sales of self storage properties and depreciation, which can make periodic and peer analyses of operating performance more difficult. Our computation of FFO and Core FFO may not be comparable to FFO reported by other REITs or real estate companies.
FFO and Core FFO should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income (loss). FFO and Core FFO do not represent cash generated from operating activities determined in accordance with GAAP and are not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and Core FFO should be compared with our reported net income (loss) and considered in addition to cash flows computed in accordance with GAAP, as presented in our consolidated financial statements.
The following table presents a reconciliation of net loss to FFO and Core FFO for the three months ended March 31, 2015 and 2014 (in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,771)	$(2,803)
Add (subtract):
Real estate depreciation and amortization	9,806	3,801
Distributions on subordinated performance units (1)	(3,275)	(626)
FFO attributable to common shareholders and OP unitholders	3,760	372
Add:
Acquisition costs	599	182
Organizational and offering expenses	58	235
Core FFO attributable to common shareholders and OP unitholders	$4,417	$789

Weighted average shares and units outstanding - FFO and Core FFO: (2)
Weighted average shares outstanding - basic	1	1
Weighted average OP units outstanding (3)	19,205	9,263
Weighted average DownREIT OP units outstanding	1,386	—
Total weighted average shares and units outstanding - FFO and Core FFO	20,592	9,264

(1)
Distributions to subordinated performance unitholders classified as noncontrolling interests are included as an adjustment to eliminate the noncontrolling interests’ share of FFO for purposes of calculating FFO attributable to common shareholders and OP and DownREIT OP unitholders. Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented. These distributions were declared and paid to unitholders of record as of March 31, 2015 and 2014 during the periods subsequent to March 31, 2015 and 2014, respectively, and therefore the amounts are not reflected in the historical financial statements for the periods presented.

(2)
We combine OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in our operating partnership are redeemable for cash or, at our option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at our option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. Subordinated performance units, DownREIT subordinated performance units, and LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). Subordinated performance units and DownREIT subordinated units have been excluded from the calculations of FFO and Core FFO per share and unit as their effect is anti-dilutive. LTIP units have been excluded from the calculations of FFO and Core FFO per share and unit because such units did not participate in distributions prior to the Company’s initial public offering.

(3)
Amount for the three months ended March 31, 2014 includes 2,060,711 OP units issued in connection with the contribution of 65 self storage properties on April 1, 2014 by NSA Predecessor. For financial reporting purposes, NSA Predecessor contributions are classified as a reorganization of entities under common control whereby the contributed self storage properties have been recorded in the Company's financial statements at NSA Predecessor's depreciated historical cost basis.

NOI
We define NOI as net income (loss), as determined under GAAP, plus general and administrative expense, depreciation and amortization, interest expense, acquisition costs, organizational and offering expenses, impairment of long-lived assets, losses on the sale of properties and non-operating expense and by subtracting gains on sale of properties, debt forgiveness, and non-operating income. NOI is not a measure of performance calculated in accordance with GAAP.
We believe NOI is useful to investors in evaluating our operating performance because:

•
NOI is one of the primary measures used by our management and our PROs to evaluate the economic productivity of our properties, including our ability to lease our properties, increase pricing and occupancy and control our property operating expenses;

•
NOI is widely used in the real estate industry and the self storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending upon accounting methods, the book value of assets, and the impact of our capital structure; and

•
We believe NOI helps our investors to meaningfully compare the results of our operating performance from period to period by removing the impact of our capital structure (primarily interest expense on our outstanding indebtedness) and depreciation of the cost basis of our assets from our operating results.

There are material limitations to using a non-GAAP measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net loss. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, income from operations and net loss.

The following table presents a reconciliation of net loss to NOI for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,771)	$(2,803)
Add:
General and administrative expenses	3,613	1,338
Depreciation and amortization	9,877	3,837
Interest expense	6,982	5,446
Acquisition costs	599	182
Organizational and offering expenses	58	235
Non-operating expense	91	4
Net Operating Income	$18,449	$8,239

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, income taxes, depreciation and amortization expense. We define Adjusted EBITDA as EBITDA plus acquisition costs, organizational and offering expenses, equity-based compensation expense, losses on sale of properties, and impairment of long-lived assets; and by subtracting gains on sale of properties and debt forgiveness. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
We present EBITDA and Adjusted EBITDA because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. EBITDA and Adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures, contractual commitments or working capital needs;

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•
Adjusted EBITDA excludes equity-based compensation expense, which is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;

•	EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting its usefulness as a comparative measure.
We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). EBITDA and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, income from operations, and net income (loss).

The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Net loss	$(2,771)	$(2,803)
Add:
Depreciation and amortization	9,877	3,837
Interest expense	6,982	5,446
EBITDA	14,088	6,480
Add:
Acquisition costs	599	182
Organizational and offering expenses	58	235
Equity-based compensation expense (1)	638	342
Adjusted EBITDA	$15,383	$7,239

(1) Equity-based compensation expense is a non-cash item that is included in general and administrative expense in our consolidated statements of operations.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity offerings, debt offerings, and our borrowings under our credit facility.
As of March 31, 2015, our credit facility provides for total borrowings of $425.0 million, consisting of a $144.6 million term loan and a $280.4 million revolving line of credit. As of March 31, 2015, we had $182.2 million of outstanding borrowings under our revolving line of credit, and we had the capacity to borrow $98.2 million, subject to the borrowing base calculation. The term loan matures in March 2018 and the revolving line of credit matures in March 2017. The term loan bears interest at one-month LIBOR plus 2.40% (an effective rate of 3.65% per annum as of March 31, 2015) and the revolving line of credit bears interest at one-month LIBOR plus 2.50% (an effective rate of 2.78% per annum as of March 31, 2015).
As discussed in Note 12 to the condensed consolidated financial statements in Item 1, subsequent to March 31, 2015 we repaid $96.3 million of the outstanding balance under our revolving line of credit using net proceeds from our initial public offering. As a result of our initial public offering, our secured credit facility became unsecured. In addition, as a result of the overall reduction in the Company's outstanding indebtedness from debt repayments, the pricing grids for the revolving line of credit and term loan were reduced by 100 basis points to interest rates equal to one-month LIBOR plus 1.60% and one-month LIBOR plus 1.50%, respectively.
Our short-term liquidity requirements consist primarily of property operating expenses, property acquisitions, capital expenditures, general and administrative expenses, acquisition pursuit costs and principal and interest on our outstanding indebtedness. A further short-term liquidity requirement relates to distributions to our shareholders and holders of OP unit holders and subordinated performance units.
We expect to fund short-term liquidity requirements from our operating cash flow, cash on hand and borrowings under our credit facility which were partially paid down with the net proceeds of our initial public offering. Our long-term liquidity needs consist primarily of the repayment of debt, property acquisitions, and capital expenditures. We expect to meet our long-term liquidity requirements with operating cash flow, cash on hand, secured and unsecured indebtedness, and the issuance of equity and debt securities.
We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, as a new public company, we cannot assure you that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including the amount of our existing borrowings. We are also required to comply with financial covenants under our credit facility which include financial covenants that, among other things, cap our total leverage at 60%, and requires us to have a minimum fixed charge coverage ratio of 1.5 to 1, and requires us to have a minimum net worth (as defined in our credit facility) of approximately $133.3 million plus 75% of the net proceeds of equity issuances. Our ability to borrow may also be limited by additional restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.
At March 31, 2015, we had $8.3 million in cash and cash equivalents and $2.4 million of restricted cash, a decrease in cash and cash equivalents of $0.7 million and an increase in restricted cash of $0.3 million from December 31, 2014. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements.
The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Cash Flows From Operating Activities
Cash provided by our operating activities was $9.6 million for the three months ended March 31, 2015 compared to $1.9 million for the three months ended March 31, 2014, an increase of $7.7 million. Our operating cash flow increased primarily due to 82 self storage properties that were acquired between April 2014 and December 2014 that generated cash flow for the entire three months ended March 31, 2015, and an additional 6 self storage properties acquired during January 2015. Because these 88 self storage properties were acquired after March 31, 2014, our operating results for the three months ended March 31, 2014 were not impacted by them. The increase in our operating cash flows from these acquisitions was partially offset by higher cash payments for interest expense and general and administrative expenses.
Cash Flows From Investing Activities
Cash used in investing activities was $8.4 million for the three months ended March 31, 2015 compared to $7.3 million for the three months ended March 31, 2014. The primary uses of cash for the three months ended March 31, 2015 were for our acquisition of six self storage properties for cash consideration of $7.0 million and capital expenditures of $1.0 million. The primary uses of cash for the three months ended March 31, 2014 were for loans to related parties of $4.8 million associated with subsequent self storage property acquisitions, our acquisition of one self storage property for cash consideration of $1.9 million, and capital expenditures of $0.5 million.
Capital expenditures totaled $1.0 million and $0.5 million during the three months ended March 31, 2015 and 2014, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
We categorize our capital expenditures broadly into three primary categories:

•	recurring capital expenditures, which represent the portion of capital expenditures that are deemed to replace the consumed portion of acquired capital assets;

•
revenue enhancing capital expenditures, which represent the portion of capital expenditures that are made to enhance the revenue, value, or useful life of an asset from its original purchase condition; and

•	acquisitions capital expenditures, which represent the portion of capital expenditures capitalized during the current period that were identified and underwritten prior to a property's acquisition.

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2015	2014
Recurring capital expenditures	$504	$94
Revenue enhancing capital expenditures	287	—
Acquisitions capital expenditures	87	768
Total capital expenditures	878	862
Decrease (increase) in accrued capital spending	142	(398)
Capital expenditures per statement of cash flows	$1,020	$464

Cash Flows From Financing Activities
Cash used in our financing activities was $1.9 million for the three months ended March 31, 2015 compared to cash provided by our financing activities of $2.7 million for the three months ended March 31, 2014. Our sources of financing cash flows for the three months ended March 31, 2015 primarily consisted of $21.0 million of borrowings under our credit facility. Our primary uses of financing cash flows for the three months ended March 31, 2015 were for principal payments on existing debt of $16.5 million and distributions to limited partners of our operating partnership of $6.3 million. Our sources of financing cash flows for the three months ended March 31, 2014 primarily consisted of $5.0 million of borrowings under our credit facility. Our primary uses of financing cash flows for the three months ended March 31, 2014 were for distributions to limited partners of our operating partnership of $1.6 million and principal payments on existing debt of $0.5 million.
In connection with the six properties acquired during the three months ended March 31, 2015, we issued OP units of $9.0 million, assumed mortgage balances of $16.4 million, and incurred indebtedness of $4.1 million payable to the related party seller of the properties to settle assumed mortgages. Approximately $1.8 million of the consideration was settled through the cancellation of a note receivable from the related party seller of the properties. In addition, certain of these self storage properties were acquired in DownREIT partnerships with estimated fair value of noncontrolling interests associated with these partnerships of $6.8 million.
As discussed in Note 12 to the condensed consolidated financial statements in Item 1, subsequent to March 31, 2015 we completed an initial public offering of 23,000,000 common shares, at a price of $13.00 per share, including shares issued pursuant to the underwriters' option to purchase additional shares which was exercised in full, and received net proceeds of approximately $273 million, after deducting the underwriting discount and expenses of the initial public offering.
We contributed the net proceeds of this offering to our operating partnership in exchange for 23,000,000 OP units. Our operating partnership used the net proceeds to repay $229.8 million of outstanding debt, which consisted of the $50.0 million unsecured term loan, $52.0 million US Bank senior term loan, $25.0 million mezzanine loan, $6.5 million US Bank senior term loan, and $96.3 million of the outstanding balance under our revolving line of credit.
In addition to the repayment of outstanding debt, we used the net proceeds from our initial public offering along with the issuance of operating partnership units to acquire 21 self storage properties for an aggregate purchase price of $93.1 million. Consideration for these acquisitions included $41.3 million of cash (which is net of $0.6 million of acquisition deposits applied and cash we expect to deploy in the future as capital expenditures in connection with these acquisitions) and issuance of OP equity of $23.0 million (consisting of 1,420,098 OP units and 345,970 subordinated performance units), and included the assumption of outstanding mortgages with aggregate principal balances of $28.6 million and other liabilities.
On June 3, 2015, our board of trustees declared a cash dividend of $0.15 per common share and OP unit to shareholders and operating partnership unitholders of record as of June 30, 2015. Such distributions will be paid on July 15, 2015.

Cash Distributions from our Operating Partnership
Under the LP Agreement of our operating partnership, to the extent that we, as the general partner of our operating partnership, determine to make distributions to the partners of our operating partnership out of the operating cash flow or capital transaction proceeds generated by a real property portfolio managed by one of our PROs, the holders of the series of subordinated performance units that relate to such portfolio are entitled to share in such distributions. Under the LP Agreement of our operating partnership, operating cash flow with respect to a portfolio of properties managed by one of our PROs is generally an amount determined by us, as general partner, of our operating partnership equal to the excess of property revenues over property related expenses from that portfolio. In general, property revenue from the portfolio includes:

(i)	all receipts, including rents and other operating revenues;

(ii)	any incentive, financing, break-up and other fees paid to us by third parties;

(iii)	amounts released from previously set aside reserves; and

(iv)	any other amounts received by us, which we allocate to the particular portfolio of properties.
In general, property-related expenses include all direct expenses related to the operation of the properties in that portfolio, including real property taxes, insurance, property-level general and administrative expenses, employee costs, utilities, property marketing expense, property maintenance and property reserves and other expenses incurred at the property level. In addition, other expenses incurred by our operating partnership will also be allocated by us, as general partner, to the property portfolio and will be included in the property-related expenses of that portfolio. Examples of such other expenses include:

(i)	corporate-level general and administrative expenses;

(ii)	out-of-pocket costs, expenses and fees of our operating partnership, whether or not capitalized;

(iii)	the costs and expenses of organizing and operating our operating partnership;

(iv)	amounts paid or due in respect of any loan or other indebtedness of our operating partnership during such period;

(v)	extraordinary expenses of our operating partnership not previously or otherwise deducted under item (ii) above;

(vi)	any third-party costs and expenses associated with identifying, analyzing, and presenting a proposed property to us and/or our operating partnership; and

(vii)	reserves to meet anticipated operating expenditures debt service or other liabilities, as determined by us.
To the extent to that we, as the general partner of our operating partnership, determine to make distributions to the partners of our operating partnership out of the operating cash flow of a real property portfolio managed by one of our PROs, operating cash flow from a property portfolio is required to be allocated to holders of OP units and to the holders of series of subordinated performance units that relate to such property portfolio as follows:
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%.
Thereafter, any additional operating cash flow is allocated to holders of OP units and the applicable series of subordinated performance units equally.

Following the allocation described above, we as the general partner of our operating partnership, will generally cause our operating partnership to distribute the amounts allocated to the relevant series of subordinated performance units to the holders of such series of subordinated performance units. We, as the general partner may cause our operating partnership to distribute the amounts allocated to holders of the OP units or may cause our operating partnership to retain such amounts to be used by our operating partnership for any purpose. Any operating cash flow that is attributable to amounts retained by our operating partnership pursuant to the preceding sentence will generally be available to be allocated as an additional capital contribution to the various property portfolios.
The foregoing description of the allocation of operating cash flow between the OP unit holders and subordinated performance unit holders is for purposes of determining distributions to holders of subordinated performance units but does not necessarily represent the operating cash flow that will be distributed to holders of OP units (or paid as dividends to holders of our common shares). Any distribution of operating cash flow allocated to the holders of OP units will be made at our discretion (and paid as dividends to holders of our common shares at the discretion of our board of trustees).
Under the LP Agreement of our operating partnership, capital transactions are transactions that are outside the ordinary course of our operating partnership's business, involve the sale, exchange, other disposition, or refinancing of any property, and are designated as capital transactions by us, as the general partner. To the extent the general partner determines to distribute capital transaction proceeds, the proceeds from capital transactions involving a particular property portfolio are required to be allocated to holders of OP units and to the series of subordinated performance units that relate to such property portfolio as follows:
First, an amount determined by us, as the general partner, of such capital transaction proceeds is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of operating cash flow) with a cumulative preferred allocation on the unreturned capital contributions attributed to the holders of OP units in respect of such property portfolio that relate to such capital transaction plus an additional amount equal to such unreturned capital contributions.
Second, an amount determined by us, as the general partner, is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with a non-cumulative subordinated allocation on the unreturned capital contributions made by such holders in respect of such property portfolio that relate to such capital transaction plus an additional amount equal to such unreturned capital contributions.
The preferred allocation and subordinated allocation with respect to capital transaction proceeds for each portfolio is equal to the preferred allocation and subordinated allocation for distributions of operating cash flow with respect to that portfolio.
Thereafter, any additional capital transaction proceeds is allocated to holders of OP units and the applicable series of subordinated performance units equally.
Following the allocation described above, we, as the general partner of our operating partnership, will generally cause our operating partnership to distribute the amounts allocated to the relevant series of subordinated performance units to the holders of such series of subordinated performance units. We, as general partner of our operating partnership, may cause our operating partnership to distribute the amounts allocated to holders of the OP units or may cause our operating partnership to retain such amounts to be used by our operating partnership for any purpose. Any capital transaction proceeds that are attributable to amounts retained by our operating partnership pursuant to the preceding sentence will generally be available to be allocated as an additional capital contribution to the various property portfolios.
The foregoing allocation of capital transaction proceeds between the OP unit holders and subordinated performance unit holders is for purposes of determining distributions to holders of subordinated performance units but does not necessarily represent the capital transaction proceeds that will be distributed to holders of OP units (or paid as dividends to holders of our common shares). Any distribution of capital transaction proceeds allocated to the holders of OP units will be made at our discretion (and paid as dividends to holders of our common shares at the discretion of our board of trustees).
Allocation of Capital Contributions
We, as the general partner of our operating partnership, in our discretion, have the right to increase or decrease, as appropriate, the amount of capital contributions allocated to our operating partnership in general and to each series of subordinated performance units to reflect capital expenditures made by our operating partnership in respect of each portfolio, the sale or refinancing of all or a portion of the properties comprising the portfolio, the distribution of capital transaction proceeds by our operating partnership, the retention by our operating partnership of cash for working capital purposes and other events impacting the amount of capital contributions allocated to the holders. In addition, to avoid conflicts of interests, any decision by us to increase or decrease allocations of capital contributions must also be approved by a majority of our independent trustees.
Off-Balance Sheet Arrangements
We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
Seasonality
The self storage business is subject to minor seasonal fluctuations. A greater portion of revenues and profits are realized from May through September. Historically, our highest level of occupancy has typically been in July, while our lowest level of occupancy has typically been in February. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future income, cash flows, and fair values of financial instruments are dependent upon prevailing market interest rates. The primary market risk to which we believe we are exposed is interest rate risk. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We use interest rate swaps to moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes.
As discussed in Note 12 to the condensed consolidated financial statements in Item 1, subsequent to March 31, 2015 we repaid $229.8 million of outstanding variable debt using net proceeds from our initial public offering. Following the repayments, we had $97.9 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $1.0 million annually.
Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than those described below, during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Other Internal Control Matters
In connection with the audit of our financial statements as of and for the year ended December 31, 2014, in preparation for our initial public offering, our independent registered public accounting firm identified certain deficiencies in our system of internal control over financial reporting that it considered to be a material weakness. The Public Company Accounting Oversight Board’s Auditing Standard No. 5 defines a material weakness as a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. The identified material weakness related exclusively to management’s failure to design controls for the timely review of estimates made in purchase price allocations and review its determination of acquisition dates relating to certain business combinations. We believe that this material weakness primarily arose as a result of the high volume of real property acquisitions that we completed during calendar year 2014. We believe that we have designed appropriate controls over the timely review of estimates made in purchase price allocations and established appropriate review procedures regarding the determination of acquisition dates relating to certain business combinations. In addition, we believe we have added resources with the appropriate level of technical experience and training to our accounting and finance department to implement these controls. If we have not been successful in effectively remediating this material weakness, investors could lose confidence in our reported financial information and the trading price of our common shares could be adversely affected.
Notwithstanding the identified material weakness, management believes the condensed consolidated financial statements included in this report fairly represent in all material respects our financial condition, results of operations, and cash flows for the periods presented in accordance with GAAP.

PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
We are not currently subject to any legal proceedings that we consider to be material.
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the information under the heading “Risk Factors” beginning on page 31 of our final Prospectus filed with the SEC on April 24, 2015, which is accessible on the SEC’s website at www.sec.gov. As of the date of this report, there have been no material changes to the risk factors disclosed in our final Prospectus filed with the SEC on April 24, 2015.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On June 7, 2013, we issued National Storage Affiliates Holdings, LLC 1,000 common shares at a price per share of $0.01 for an aggregate purchase price of $10. This issuance of the common shares was exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, as transactions by an issuer not involving a public offering. Immediately prior to the completion of our initial public offering on April 28, 2015, we redeemed these 1,000 common shares for no consideration.
Use of Proceeds from Registered Securities
On April 22, 2015, the SEC declared effective our registration statement on Form S-11, as amended (File No. 333-202113) (the "Registration Statement"), for our initial public offering of our common shares. We registered the offering and sale of 23,000,000 common shares, including 3,000,000 common shares to be sold to the underwriters pursuant to their option to purchase additional shares. On April 28, 2015, we completed the offering of 20,000,000 common shares, at a price of $13.00 per share for an aggregate offering price of $260 million. The underwriters subsequently exercised their option to purchase an additional 3,000,000 common shares at a price of $13.00 per share for an aggregate offering price of $39.0 million, which was completed on May 18, 2015. Jefferies LLC, Morgan Stanley & Co. LLC, and Wells Fargo LLC were joint book-running managers and representatives of the underwriters, with KeyBanc Capital Markets Inc. acting as lead manager. Additional joint book-running managers were Robert W. Baird & Co. Incorporated, RBC Capital Markets, LLC, SunTrust Robinson Humphrey, Inc., and Capital One Securities, Inc.
In connection with our initial public offering, we received net proceeds of approximately $273 million, after deducting the underwriting discount, net of the underwriters' reimbursement of certain expenses to us, of approximately $20.9 million, and a reasonable estimate of expenses of the initial public offering of approximately $5.4 million. The foregoing underwriting discount and expenses were direct or indirect payments to persons other than: (i) our directors, officers or any of their associates; (ii) persons owning ten percent or more of our common shares; or (iii) our affiliates.
As described in our final Prospectus filed with the SEC on April 24, 2015 under the heading "Use of Proceeds," we contributed the proceeds from our initial public offering to our operating partnership, which then used the proceeds to repay approximately $230.0 million of outstanding debt and acquire 21 self storage properties for an aggregate purchase price of $93.1 million. There has been no material change in our planned use of proceeds as described in our final Prospectus.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed with this report:

Exhibit Number	Exhibit Description

3.1	Articles of Amendment and Restatement of National Storage Affiliates Trust
3.2	Amended and Restated Bylaws of National Storage Affiliates Trust
3.3	Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP
3.4	Amended and Restated Partnership Unit Designation of Series GN Class B OP Units of NSA OP, LP
3.5	Third Amended and Restated Partnership Unit Designation of Series NW Class B OP Units of NSA OP, LP
3.6	Third Amended and Restated Partnership Unit Designation of Series OV Class B OP Units of NSA OP, LP
3.7	Second Amended and Restated Partnership Unit Designation of Series SC Class B OP Units of NSA OP, LP
3.8	Partnership Unit Designation of Series SS Class B OP Units of NSA OP, LP
4.1	Specimen Common Share Certificate of National Storage Affiliates Trust (Filed as exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015)
10.1	National Storage Affiliates Trust 2015 Equity Incentive Plan
10.2	Amended and Restated Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule I thereto
10.3	Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Arlen D. Nordhagen
10.4	Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Tamara D. Fischer
10.5	Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Steven B. Treadwell
10.6
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Guardian Storage Centers, LLC, a California limited liability company d/b/a StorAmerica Management, and (iv) John Minar and David Lamb, each an individual

10.7
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Kevin Howard Real Estate, Inc., an Oregon corporation, and (iv) Kevin Howard, an individual

10.8
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iv) Optivest Properties, LLC, a California limited liability company, and (iv) Warren Allen, an individual

10.9
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) SecurCare Self Storage, Inc. a Colorado corporation, and (iv) David Cramer, Justin Hlibichuk and Arlen Nordhagen, each an individual

10.10
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Arizona Mini Storage Management Company, an Arizona corporation, and (iv) William F. Bohannan, Jr. and Raymond McRae, each an individual

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, tagged in XBRL: ((i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Storage Affiliates Trust

By:	/s/ ARLEN D. NORDHAGEN
Arlen D. Nordhagen
chairman of the board of trustees, president
and chief executive officer
(principal executive officer)

By:	/s/ TAMARA D. FISCHER
Tamara D. Fischer
chief financial officer
(principal accounting and financial officer)
Date: June 5, 2015