Form 10-Q
period 2015-06-30
National Storage Affiliates Trust
filed 2015-08-12
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 10, 2015, 23,017,210 common shares of beneficial interest, $.01 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate
Self storage properties	$972,778	$838,941
Less accumulated depreciation	(52,509)	(39,614)
Self storage properties, net	920,269	799,327
Cash and cash equivalents	6,055	9,009
Restricted cash	3,149	2,120
Debt issuance costs, net	4,785	6,346
Other assets, net	8,253	15,944
Total assets	$942,511	$832,746
LIABILITIES AND EQUITY
Liabilities
Debt financing	$407,816	$597,691
Accounts payable and accrued liabilities	14,877	10,012
Distributions payable	9,253	6,763
Deferred revenue	5,178	4,176
Total liabilities	437,124	618,642
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 and 1,000 shares authorized, 23,017,210 and 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	230	—
Additional paid-in capital	233,638	—
Retained earnings	11	—
Accumulated other comprehensive loss	—	—
Total shareholders' equity	233,879	—
Noncontrolling interests	271,508	214,104
Total equity	505,387	214,104
Total liabilities and equity	$942,511	$832,746

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Rental revenue	$30,632	$15,793	$58,050	$28,649
Other property-related revenue	1,018	422	1,891	727
Total revenue	31,650	16,215	59,941	29,376
OPERATING EXPENSES
Property operating expenses	10,826	6,033	20,668	10,955
General and administrative expenses	4,187	1,796	7,800	3,134
Depreciation and amortization	9,974	4,697	19,851	8,534
Total operating expenses	24,987	12,526	48,319	22,623
Income from operations	6,663	3,689	11,622	6,753
OTHER INCOME (EXPENSE)
Interest expense	(4,824)	(4,723)	(11,806)	(10,169)
Loss on early extinguishment of debt	(914)	(1,020)	(914)	(1,020)
Acquisition costs	(719)	(5,089)	(1,318)	(5,271)
Organizational and offering expenses	—	(442)	(58)	(677)
Non-operating (expense) income	(113)	1	(204)	(3)
Gain on sale of self storage properties	—	1,426	—	1,426
Other income (expense)	(6,570)	(9,847)	(14,300)	(15,714)
Net income (loss)	93	(6,158)	(2,678)	(8,961)
Net loss attributable to noncontrolling interests	3,371	6,158	6,142	8,961
Net income (loss) attributable to National Storage Affiliates Trust	$3,464	$—	$3,464	$—

Earnings (loss) per share - basic	$0.22	$—	$0.44	$—
Earnings (loss) per share - diluted	$—	$—	$—	$—

Weighted average shares outstanding - basic	15,517	1	7,802	1
Weighted average shares outstanding - diluted	52,565	1	26,327	1
Dividends declared per common share	0.15	—	0.15	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$93	$(6,158)	$(2,678)	$(8,961)
Other comprehensive income (loss)
Unrealized loss on derivative contracts	(104)	(1,252)	(1,270)	(1,252)
Reclassification of other comprehensive loss to interest expense	390	281	775	281
Comprehensive income (loss)	379	(7,129)	(3,173)	(9,932)
Comprehensive (income) loss attributable to noncontrolling interests	3,085	7,129	6,637	9,932
Comprehensive income (loss) attributable to National Storage Affiliates Trust	$3,464	$—	$3,464	$—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Common Shares		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Number	Amount	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2014	1,000	$—	$—	$—	$—	$214,104	$214,104
OP equity issuances in business combinations:
OP units and subordinated performance units	—	—	—	—	—	31,925	31,925
Noncontrolling interests in acquired subsidiaries	—	—	—	—	—	6,770	6,770
Redemption of common shares	(1,000)	—	—	—	—	—	—
Issuance of common shares, net of offering costs	23,000,000	230	270,780	—	—	—	271,010
Effect of changes in ownership for consolidated entities	—	—	(37,142)	—	—	37,142	—
Equity-based compensation expense	—	—	—	—	—	1,721	1,721
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	366	366
Issuance of restricted shares	17,210	—	—	—	—	—	—
Reduction in receivables from partners of OP	—	—	—	—	—	897	897
Common share dividends	—	—	—	(3,453)	—	—	(3,453)
Distributions to limited partners of OP	—	—	—	—	—	(14,780)	(14,780)
Other comprehensive loss	—	—	—	—	—	(495)	(495)
Net income (loss)	—	—	—	3,464	—	(6,142)	(2,678)
Balances at June 30, 2015	23,017,210	$230	$233,638	$11	$—	$271,508	$505,387

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,678)	$(8,961)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,851	8,534
Amortization of debt issuance costs	1,610	1,082
Amortization of debt discount and premium, net	(780)	907
Loss on debt extinguishment	414	344
Unrealized (gain) loss on fair value of derivatives	(3)	193
Gain on sale of self storage properties	—	(1,426)
Issuance of subordinated performance units for related party payable	—	3,242
LTIP units issued for acquisition expenses	366	—
Equity-based compensation expense	1,721	684
Change in assets and liabilities, net of effects of business combinations:
Restricted cash	(221)	941
Other assets	(865)	(121)
Accounts payable and accrued liabilities	1,363	327
Deferred revenue	249	198
Net Cash Provided by Operating Activities	21,027	5,944
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(47,523)	(89,856)
Capital expenditures	(2,000)	(1,812)
Note receivable from PROs	—	(4,831)
Deposits and advances for self storage property acquisitions	(145)	(7,495)
Expenditures for corporate furniture, equipment and other	(58)	(93)
Change in restricted cash designated for capital expenditures	188	333
Proceeds from sale of self storage properties	—	2,993
Net Cash Used in Investing Activities	(49,538)	(100,761)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares in IPO	278,070	—
Borrowings under debt financings	21,000	245,449
Proceeds from issuance of OP units	—	431
Receipts for OP unit subscriptions	746	—
Collection of receivables from issuance of OP equity	575	—
Principal payments under debt financings	(257,084)	(143,564)
Distributions to partners of OP	(14,681)	(3,570)
NSA Predecessor distributions and other	—	(429)
Change in restricted cash for financing activity	(167)	—
Debt issuance costs	(553)	(183)
Equity offering costs	(2,349)	(173)
Net Cash Provided by Financing Activities	25,557	97,961
(Decrease) Increase in Cash and Cash Equivalents	(2,954)	3,144
CASH AND CASH EQUIVALENTS
Beginning of period	9,009	11,196
End of period	$6,055	$14,340

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Supplemental Cash Flow Information
Cash paid for interest	$11,739	$8,632
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in business combinations:
Issuance of OP units and subordinated performance units	$31,925	$70,557
Deposits on acquisitions applied to purchase price	745	50
LTIP units vesting upon acquisition of properties	—	2,299
Assumption of mortgages payable	46,989	—
Note payable to related party to settle assumed mortgages	5,342	—
Other net liabilities assumed	358	1,157
Notes receivable settled upon acquisition of properties	1,778	4,831
Fair value of noncontrolling interests in acquired subsidiaries	6,770	—
Issuance of OP units for settlement of subscription liability	194	5,863
Settlement of acquisition receivables from distributions	867	—
Increase in lender participation liability and related discount	—	770
Increase in payables for deferred offering costs	1,625	442
Settlement of debt issuance costs from borrowings	—	3,851
Settlement of offering costs from IPO proceeds	20,930	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
The Company completed its initial public offering on April 28, 2015, pursuant to which it sold 20,000,000 shares of the Company's common shares of beneficial interest, $0.01 par value per share ("common shares"), at a price of $13.00 per share. As part of the offering, the Company granted the underwriters an option to purchase up to 3,000,000 additional common shares within thirty days after the offering. The underwriters exercised their option and, on May 18, 2015, purchased an additional 3,000,000 common shares. These transactions resulted in net proceeds to the Company of approximately $278.1 million, after deducting the underwriting discount and before additional expenses associated with the offering.
The Company contributed the net proceeds from its initial public offering to our operating partnership in exchange for 23,000,000 OP units. OP Units are the economic equivalent of the Company's common shares and for each common share issued by the Company, our operating partnership issues a corresponding OP Unit to NSA in exchange for the contribution of the proceeds from the share issuances. Immediately prior to the completion of our initial public offering on April 28, 2015, we redeemed 1,000 common shares held by National Storage Affiliates Holdings, LLC ("Holdings"), an entity formed on February 13, 2013, for no consideration. Prior to this redemption, the Company was 100% owned by Holdings and the only assets of Holdings were 126,400 OP units and 1,000 common shares.
The Company owned 246 self storage properties in 16 states with approximately 13.6 million rentable square feet in approximately 107,000 storage units as of June 30, 2015. These properties are managed with local operational focus and expertise by our participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), and Move It Self Storage and its controlled affiliates ("Move It"). In addition, upon the completion of our initial public offering and formation transactions, we were joined by our sixth PRO, Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions").
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
Noncontrolling Interests
All of the limited partner equity interests in our operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than our operating partnership. In the consolidated statements of operations, we allocate net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to National Storage Affiliates Trust.
For transactions that result in changes to the Company's ownership interest in our operating partnership, the carrying amount of noncontrolling interests is adjusted to reflect such changes. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is reflected as an adjustment to additional paid-in capital on the consolidated balance sheets.
Reclassifications
Certain amounts in the financial statements and related notes have been reclassified to conform to the current year presentation. Such reclassifications do not impact our previously reported financial position or net income (loss).
Allocation of Net Income (Loss)
The distribution rights and priorities set forth in our operating partnership's LP Agreement differ from what is reflected by the underlying percentage ownership interests of the unitholders. Accordingly, we allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders’ claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period. The HLBV method is commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage.
The HLBV method is a balance sheet-focused approach. A calculation is prepared at each balance sheet date to determine the amount that unitholders would receive if our operating partnership were to liquidate all of its assets (at GAAP net book value) and distribute the resulting proceeds to its creditors and unitholders based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each unitholder's share of the income (loss) for the period. Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to unitholders as compared to their respective ownership percentage in our operating partnership, and net income (loss) attributable to National Storage Affiliates Trust could be more or less net income than actual cash distributions received and more or less income or loss than what may be received in the event of an actual liquidation. Additionally, the HLBV method could result in net income attributable to National Storage Affiliates Trust during a period when the Company reports a consolidated net loss, or net income attributable to National Storage Affiliates Trust in excess of the Company's consolidated net income.
Other Comprehensive Income (Loss)
We have cash flow hedge derivative instruments that are measured at fair value with unrealized gains or losses recognized in other comprehensive income (loss) with a corresponding adjustment to accumulated other comprehensive loss within equity, as discussed further in Note 11. Under the HLBV method of allocating income (loss) discussed above, a calculation is prepared at each balance sheet date by applying the HLBV method including, and excluding, the assets and liabilities resulting from our cash flow hedge derivative instruments to determine comprehensive income

(loss) attributable to National Storage Affiliates Trust. As a result of the distribution rights and priorities set forth in our operating partnership's LP Agreement, all amounts of consolidated other comprehensive income (loss) for the three and six months ended June 30, 2015 were allocated to noncontrolling interests, as presented within the accompanying consolidated statements of comprehensive income or loss.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2018, with early application permitted for the Company on January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. The Company does not expect ASU 2015-03 to have a material impact on the Company's results from operations, however, adoption will result in the elimination of debt issuance costs as an asset and a corresponding reduction in the carrying amount of the Company's debt financings applied retrospectively to all periods. The Company is required to adopt this ASU for annual and interim financial statements issued for the year ending December 31, 2016. Early adoption is permitted. The Company is evaluating the effect that ASU 2015-03 will have on its consolidated financial statements and related disclosures.
3. NONCONTROLLING INTERESTS
As of June 30, 2015 and December 31, 2014, noncontrolling interests consisted of the following:

	June 30,	December 31,
	2015	2014
OP units	20,705,654	18,817,088
Subordinated performance units	9,232,067	8,447,679
LTIP units	2,730,540	2,689,780
DownREIT units
DownREIT OP units	1,415,349	1,275,979
DownREIT subordinated performance units	3,688,205	3,009,884
Total	37,771,815	34,240,410
While the Company controls our operating partnership and manages the daily operations of our operating partnership's business, the Company did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of the Company's initial public offering. The increase in OP Units, DownREIT OP units, subordinated performance units, and DownREIT subordinated performance units outstanding from December 31, 2014 to June 30, 2015 was due to the acquisition of self storage properties and a centralized call center. The increase in LTIP units outstanding from December 31, 2014 to June 30, 2015 was due to the issuance of compensatory LTIP units to third party consultants and employees.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2015	2014
Land	$268,814	$236,691
Buildings and improvements	701,930	600,284
Furniture and equipment	2,034	1,966
Total self storage properties	972,778	838,941
Less accumulated depreciation	(52,509)	(39,614)
Self storage properties, net	$920,269	$799,327
5. SELF STORAGE PROPERTY ACQUISITIONS
The Company acquired 27 self storage properties with an estimated fair value of $136.1 million during the six months ended June 30, 2015. Of these acquisitions, 10 were acquired by us from our PROs and 17 were acquired by us from third-party sellers. These self storage property acquisitions were accounted for as business combinations whereby the Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company preliminarily allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $4.0 million, resulting in a total fair value of $132.1 million allocated to real estate.
The following table summarizes, by calendar quarter, the consideration for the business combinations completed by the Company during the six months ended June 30, 2015 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:		Summary of Consideration
	Number of Properties		Value of OP Equity (1)	Settlement of Note Receivable	Liabilities Assumed (Assets Acquired)
		Cash			Mortgages(3)	Other	Total
March 31, 2015	6	$6,991	$8,954	$1,778	$16,442	$70	$34,235	(2)
June 30, 2015	21	41,277	22,971	—	30,547	288	95,083
Total	27	$48,268	$31,925	$1,778	$46,989	$358	$129,318

(1)	Value of OP equity represents the fair value of OP units and subordinated performance units.

(2)
Excludes the fair value of noncontrolling interests associated with self storage properties acquired in DownREIT partnerships which amounted to $6.8 million for the three months ended March 31, 2015. We estimate the portion of the fair value of the net assets owned by noncontrolling interests based on the fair value of the real estate and debt assumed.

(3)	Includes fair value of debt adjustment for assumed mortgages of approximately $2.0 million.
Three of the 27 self storage properties acquired during the six months ended June 30, 2015 are subject to non-cancelable leasehold interest agreements that are classified as operating leases. These lease agreements expire between 2034 and 2051, inclusive of extension options that we anticipate exercising.
The results of operations for these business combinations are included in our statements of operations beginning on the respective closing date for each acquisition. For the three and six months ended June 30, 2015, the accompanying statements of operations includes aggregate revenue of $3.3 million and $4.5 million, respectively, and operating income of $1.9 million and $2.6 million, respectively, related to the 27 self storage properties acquired. Acquisition costs in the accompanying statements of operations include consulting fees, transaction expenses, and other costs related to business combinations, which amounted to $0.7 million and $1.3 million for the three and six months ended June 30, 2015, respectively.

Pro Forma Financial Information
The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the acquisitions and related financing activities for (i) each of the 21 self storage properties that were acquired in April and May 2015, as if each had occurred on January 1, 2014, and (ii) each of the six self storage properties that were acquired in January 2015, as if each had occurred on January 1, 2014 (five of the six properties acquired during the three months ended March 31, 2015 were acquired on January 1, 2015 and are therefore included in the historical results for the entirety of the three and six months ended June 30, 2015). Pro forma financial information is not presented for the self storage properties that were acquired subsequent to June 30, 2015 since all information required to complete this disclosure is not currently available to the Company.
The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on a pro forma basis the results of operations for the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Pro forma revenue:
Historical results	$31,650	$16,215	$59,941	$29,376
April-May 2015 Acquisitions (excluding those in historical results)	961	2,629	3,782	5,215
January 2015 Acquisitions (excluding those in historical results)	—	1,226	86	2,443
Total	$32,611	$20,070	$63,809	$37,034
Pro forma net income (loss): (1)
Historical results	$93	$(6,158)	$(2,678)	$(8,961)
April-May 2015 Acquisitions (excluding those in historical results)	1,404	(55)	2,292	(1,337)
January 2015 Acquisitions (excluding those in historical results)	317	(152)	1,208	(991)
Total	$1,814	$(6,365)	$822	$(11,289)
Earnings (loss) per share - basic:
As reported	$0.22	$—	$0.44	$—
Pro forma	$0.22	$—	$0.44	$—
Earnings (loss) per share - diluted:
As reported	$—	$—	$—	$—
Pro forma	$0.03	$—	$0.03	$—

(1)
Significant assumptions and adjustments in preparation of the pro forma information include the following: (i) for the cash portion of the purchase price, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 1.79% as of June 30, 2015; (ii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; and (iii) for acquisition costs of $1.3 million incurred during the six months ended June 30, 2015, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2014.

6. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	June 30,	December 31,
	2015	2014
Customer in-place leases, net of accumulated amortization of $7,308 and $5,469, respectively	$4,950	$7,700
Receivables:
Trade, net	893	979
PROs and other affiliates	336	416
Note receivable from PRO	—	1,778
Property acquisition deposits	170	770
Prepaid expenses and other	1,691	1,017
Corporate furniture and equipment, net	213	198
Deferred offering costs	—	3,086
Total	$8,253	$15,944
7. DEBT FINANCING
The Company's outstanding debt as of June 30, 2015 and December 31, 2014 is summarized as follows (dollars in thousands):

	Interest	June 30,	December 31,
	Rate (1)	2015	2014
Credit Facility:
Revolving line of credit	1.79%	$80,917	$166,217
Term loan	2.75%	144,558	144,558
Unsecured term loan	—	—	50,000
Fixed rate mortgages payable	3.93%	182,341	153,416
Variable rate mortgages payable	—	—	83,500
Total		$407,816	$597,691

(1)
Represents the effective interest rate as of June 30, 2015. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
On April 1, 2014 (as amended in July 2014), the Company entered into a $425.0 million senior secured credit facility (the "credit facility") with a syndicated group of lenders consisting of seven financial institutions. Upon completion of our initial public offering, this credit facility, which was secured, became unsecured. The credit facility consists of two components:

•
A senior revolving credit facility (the "revolving line of credit"), which provides for a total borrowing commitment up to $280.4 million, whereby the Company may borrow, repay and re-borrow amounts under the revolving line of credit. The borrowing commitment is subject to a borrowing base calculation, which only includes self storage properties with an occupancy rate of at least 75% on a combined basis. As of June 30, 2015, we had the capacity to borrow $199.5 million, subject to the borrowing base calculation. The Company is required to pay a fee which ranges from 0.20% to 0.30% of unused borrowings under the revolving line of credit. As of June 30, 2015, the pricing grid under the revolving line of credit provides for an interest rate equal to one-month London Interbank Offered Rate ("LIBOR") plus 1.60%. The revolving line of credit matures in March 2017 and the Company may elect an extension of the maturity date until

March 2018 by paying an extension fee equal to 0.20% of the total borrowing commitment at the time of the extension.

•
A $144.6 million senior term loan (the "term loan") which provides that amounts borrowed may be repaid at any time but not re-borrowed. As of June 30, 2015, the pricing grid under the term loan provides for an interest rate equal to one-month LIBOR plus 1.50%. No principal payments are required under the term loan until the maturity date in March 2018.

The terms of the credit facility limit the Company's ability to make distributions, incur additional debt, and acquire or sell significant assets. The credit facility requires compliance with certain financial and nonfinancial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. At June 30, 2015, we were in compliance with all such covenants.
We used a portion of the proceeds received from our initial public offering to pay down $96.3 million of the outstanding balance of the revolving line of credit.
Unsecured Term Loan
On April 1, 2014, the Company entered into a senior unsecured term loan (the "unsecured term loan") with a syndicated group of lenders consisting of three financial institutions. The unsecured term loan provided for maximum borrowings of $50.0 million. The loan originally matured on April 1, 2015 but was extended until October 1, 2015 in exchange for a prescribed fee of $250,000. There was a mandatory repayment of this loan upon the occurrence of a capital event (such as completion of the Company's initial public offering) as defined in the loan agreement, and following the completion of our initial public offering, we used a portion of the net proceeds from our initial public offering to repay the $50.0 million unsecured term loan. The repayment resulted in a $0.2 million write-off of unamortized debt issuance costs. Prior to the repayment, payments were limited to interest only, to be paid on a monthly basis, and the outstanding principal balance bore interest at one-month LIBOR plus 5.00%.
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through November 2024, and have effective interest rates that range from 2.20% to 5.00%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As discussed in Note 5, we assumed fixed rate mortgages of $47.0 million in connection with 16 of the properties acquired during the six months ended June 30, 2015. We repaid $11.0 million of these assumed mortgages during the six months ended June 30, 2015.
Variable Rate Mortgages Payable
Variable rate mortgages had contractual maturities at various dates through October 2015, and had effective interest rates that ranged from 2.43% to 9.65%. Following the completion of our initial public offering during the three months ended June 30, 2015, we used a portion of the net proceeds from our initial public offering to repay all $83.5 million of the outstanding variable rate mortgages. In connection with the repayments, the Company incurred a $0.5 million prepayment penalty and recorded a $0.2 million write-off of unamortized debt issuance costs. Prior to the repayment, principal and interest on this debt was generally payable in monthly interest-only payments with balloon payments due at maturity.

8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2015 and 2014, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Earnings (loss) per common share - basic and diluted
Numerator
Net income (loss)	$93	$(6,158)	$(2,678)	$(8,961)
Net loss attributable to noncontrolling interests	3,371	6,158	6,142	8,961
Net income (loss) attributable to National Storage Affiliates Trust	3,464	—	3,464	—
Distributed and undistributed earnings allocated to participating securities	(3)	—	(3)	—
Net income (loss) attributable to common shareholders - basic	3,461	—	3,461	—
Effect of assumed conversion of dilutive securities	(3,371)	—	(3,371)	—
Net income (loss) attributable to common shareholders - diluted	$90	$—	$90	$—

Denominator
Weighted average shares outstanding - basic	15,517	1	7,802	1
Effect of dilutive securities:
Weighted average OP units outstanding	20,208	—	10,104	—
Weighted average DownREIT OP unit equivalents outstanding	1,415	—	708	—
Weighted average LTIP units outstanding	1,247	—	624	—
Subordinated performance units and DownREIT subordinated performance unit equivalents	14,178	—	7,089	—
Weighted average shares outstanding - diluted	52,565	1	26,327	1

Earnings (loss) per share - basic	$0.22	$—	$0.44	$—
Earnings (loss) per share - diluted	$—	$—	$—	$—

As discussed in Note 3, the Company did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of the Company's initial public offering. As a result, all of our operating partnership's profits and losses for the period from January 1, 2015 to April 28, 2015 and the three and six months ended June 30, 2014 were allocated to noncontrolling interests.
Outstanding equity interests of our operating partnership and DownREIT partnerships are considered potential common shares for purposes of calculating diluted earnings (loss) per share as the unitholders may, through the exercise of redemption rights, obtain common shares, subject to various restrictions. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by further adjusting for the dilutive impact using the treasury stock method for unvested LTIP units subject to a service condition outstanding during the period and the if-converted method for any convertible securities outstanding during the period.
One year from the completion of the initial public offering, OP units in our operating partnership are redeemable for cash or, at our option, exchangeable for common shares on a one-for-one basis, subject to certain adjustments and five years after the completion of the initial public offering or, in the case of DownREIT limited partnership agreements

("DownREIT LPAs") entered into after the initial public offering, five years after the date of the applicable DownREIT LPA, DownREIT OP units are redeemable for cash or, at our option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case.
LTIP units may also, under certain circumstances, be convertible into OP units, which are exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units will vest upon the satisfaction of a future service condition. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the three and six months ended June 30, 2015, 398,817 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three and six months ended June 30, 2015, 522,900 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
Subordinated performance units may also, under certain circumstances, be convertible into OP units which are exchangeable for common shares as described above, and DownREIT subordinated performance units may, under certain circumstances, be exchangeable for subordinated performance units on a one-for-one basis. Subordinated performance units are only convertible into OP units, beginning two years following the completion of the initial public offering and then (i) at the holder’s election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations.
Although subordinated performance units and DownREIT subordinated performance units may only be convertible beginning two years following the completion of the initial public offering, we assume a hypothetical conversion of each subordinated performance unit (including each DownREIT subordinated performance unit) into OP units (with subsequently assumed redemption into common shares) for the purposes of calculating diluted weighted average common shares. This hypothetical conversion is calculated using historical financial information prior to the completion of the Company's initial public offering on April 28, 2015, and as a result, is not necessarily indicative of the subsequent results of operations, cash flows or financial position of the Company following the initial public offering or upon expiration of the two-year lock out period on conversions.
Participating securities, which consist of unvested restricted shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
9. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to continue providing leasing, operating, supervisory and administrative services related to the self storage properties contributed by and acquired from the PROs. The PROs are the same entities that provided similar services prior to the respective dates that the self storage properties were contributed to or acquired by the Company. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended June 30, 2015 and 2014, the Company incurred $1.8 million and $0.9 million, respectively, for supervisory and administrative fees to the PROs and during the six months ended June 30, 2015 and 2014, the Company incurred $3.4 million and $1.7 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying statements of operations.
Affiliate Payroll Services
The employees responsible for operation of the self storage properties are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended June 30, 2015 and 2014, the Company incurred $3.2 million and $1.6 million, respectively, for payroll and related costs reimbursable to these affiliates, and for the six months ended June 30, 2015 and 2014, the Company incurred $6.1 million and $3.1 million, respectively, for payroll and related costs reimbursable to these affiliates. Such costs are included in property operating expenses in the accompanying statements of operations.

Affiliate Call Center Services
On April 1, 2015, the Company acquired a centralized call center for 50,000 OP units from SecurCare, an affiliate of NSA Predecessor. Because the Company and SecurCare are under common control, the assets acquired and liabilities assumed were recorded at SecurCare's historical carrying value, which was a nominal amount as of the acquisition date. SecurCare continues to manage call center services to support self storage property operations and the fees paid to SecurCare for these services for the three months ended June 30, 2015 are included in the supervisory and administrative fees discussed above. The call center utilizes approximately 1,500 square feet in one of the Company's self storage properties acquired from NSA Predecessor for annual rent of approximately $25,000.
Prior to the acquisition, for the three months ended June 30, 2014, the Company incurred call center charges of $0.1 million, and for the six months ended June 30, 2015 and 2014, the Company incurred call center charges of $0.2 million and $0.2 million, respectively. Such call center costs are included in property operating expenses in the accompanying statements of operations.
Brokerage Fees
In connection with self-storage properties contributed by NSA Predecessor, during the six months ended June 30, 2014 the Company recognized a $3.2 million contractually obligated transaction expense payable to SecurCare, an affiliate of NSA Predecessor. In April 2014, the Company issued subordinated performance units in full payment of this amount.
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
Notes Payable
During the six months ended June 30, 2015, in connection with the acquisition of self storage properties owned in DownREIT partnerships, the Company entered into bridge loan agreements for $5.3 million payable to principals of the PRO that contributed the properties. The notes bore interest at a weighted average fixed rate of 3.3% and were fully repaid during the six months ended June 30, 2015.
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

We measure our interest rate swap derivatives at fair value on a recurring basis. Information regarding our interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

	Interest Rate Swaps Designated as Cash Flow Hedges	Non-hedge accounting Interest Rate Swaps	Total
Fair value at December 31, 2013	$—	$70	$70
Unrealized losses included in interest expense	—	(193)	(193)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	281	—	281
Unrealized losses included in accumulated other comprehensive loss	(1,252)	—	(1,252)
Fair value at June 30, 2014	$(971)	$(123)	$(1,094)

Fair value at December 31, 2014	$(865)	$(207)	$(1,072)
Unrealized gains included in interest expense	—	8	8
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	775	—	775
Unrealized losses included in accumulated other comprehensive loss	(1,270)	—	(1,270)
Fair value at June 30, 2015	$(1,360)	$(199)	$(1,559)
As of June 30, 2015 and December 31, 2014, we had outstanding interest rate swaps with aggregate notional amounts of $125.0 million designated as cash flow hedges. As of June 30, 2015, these swaps had a weighted average remaining term of 2.8 years. The fair value of these swaps designated as hedges are presented within accounts payable and accrued liabilities in our balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. If the forward rates at June 30, 2015 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.3 million of the unrealized losses included in accumulated other comprehensive loss. If market interest rates increase above the 1.42% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
As of June 30, 2015 and December 31, 2014, we had an interest rate swap with a notional amount of $7.5 million and $7.6 million, respectively, that was not designated as a cash flow hedge. As of June 30, 2015, this swap had a remaining term of 6.6 years. The fair value of this swap is presented within accounts payable and accrued liabilities in our balance sheets, and we recognize any changes in the fair value as an adjustment of interest expense. If market interest rates increase above the 2.28% fixed rate under this interest rate swap we will benefit from net cash payments due to us from our counterparty to the interest rate swap.
There were no transfers between levels during the six months ended June 30, 2015 and 2014. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of June 30, 2015, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at June 30, 2015 and December 31, 2014, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at June 30, 2015 and December 31, 2014 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined carrying value of our fixed rate mortgages payable was approximately $182.3 million as of June 30, 2015 with a fair value of approximately $187.7 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.53%, compared to the weighted average contractual interest rate of 5.10%. The combined carrying value of our fixed rate mortgages was approximately $153.4 million as of December 31, 2014 with a fair value of approximately $158.3 million. In determining the fair value as of December 31, 2014, the Company estimated a weighted average market interest rate of approximately 3.59%, compared to the weighted average contractual interest rate of 5.11%.
12. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
In July and August 2015, the Company acquired 12 self storage properties with an estimated fair value of approximately $94 million. Consideration for these acquisitions included approximately $78 million of net cash and the issuance of OP equity of approximately $8.0 million (consisting of approximately 660,000 OP Units). Of these acquisitions, one was acquired by us from a PRO and 11 were acquired by us from third-party sellers. Certain of these self storage properties were acquired in DownREIT partnerships. The estimated fair value of noncontrolling interests associated with these partnerships was $8.3 million.

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
Our chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our participating regional operators, or PROs, with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' contributed portfolios. This structure offers our PROs an opportunity to serve as regional property managers for their contributed properties and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties.
Our PROs
The Company had six PROs as of June 30, 2015: SecurCare, Northwest, Optivest, Guardian, Move It, and Storage Solutions. We seek to expand our platform by recruiting additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
Our Initial Public Offering
The Company completed its initial public offering on April 28, 2015, pursuant to which it sold 20,000,000 shares of the Company's common shares of beneficial interest, $0.01 par value per share, at a price of $13.00 per share. As part of the offering, the Company granted the underwriters an option to purchase up to 3,000,000 additional common shares within thirty days after the offering. The underwriters exercised their option and, on May 18, 2015, purchased an additional 3,000,000 common shares. These transactions resulted in net proceeds to the Company of approximately $278.1 million, after deducting the underwriting discount and before additional expenses associated with the offering.
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
We owned a geographically diversified portfolio of 246 self storage properties, located in 16 states, comprising approximately 13.6 million rentable square feet, configured in approximately 107,000 storage units, as of June 30, 2015. Of these properties, 199 were acquired by us from our PROs and 47 were acquired by us from third-party sellers.
Following the completion of our initial public offering during the three months ended June 30, 2015, we acquired 21 self storage properties located in seven states for an aggregate purchase price of $93.1 million, comprising approximately 1.3 million rentable square feet, configured in approximately 9,300 storage units. Of these acquisitions, four were acquired by us from our PROs and 17 were acquired by us from third-party sellers. In addition, during the three months ended March 31, 2015, we acquired six properties with an estimated fair value of $41.0 million, comprising approximately 0.4 million rentable square feet, configured in over 3,400 storage units All six of these acquisitions were acquired by us from our PROs.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 27 self storage properties during the six months ended June 30, 2015, and 83 self storage properties during the year ended December 31, 2014.
As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are necessarily indicative of our future results of operations or cash flows. To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated for the entirety of the applicable periods presented. Our 2015 same store portfolio consists of only those properties that were included in our consolidated results since January 1, 2014, excluding the property we sold in 2014.
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
Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014
Net income was $0.1 million for the three months ended June 30, 2015, compared to net loss of $6.2 million for the three months ended June 30, 2014, an increase of $6.3 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 110 self storage properties we acquired during 2014 and 2015 and reductions in acquisition costs, partially offset by increases in depreciation and amortization and general and administrative expenses and a decrease in gain on sale of self storage properties. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview
As of June 30, 2015, our same store portfolio consisted of 136 self storage properties. From January 1, 2014 to June 30, 2015, we acquired 110 self storage properties that do not yet meet the same store portfolio criteria. The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015	2014	Change
Rental revenue
Same store portfolio	$14,370	$13,453	$917
Non-Same store portfolio	16,262	2,340	13,922
Total rental revenue	30,632	15,793	14,839
Other property-related revenue
Same store portfolio	378	361	17
Non-Same store portfolio	640	61	579
Total other property-related revenue	1,018	422	596
Total revenue	31,650	16,215	15,435
Property operating expenses
Same store portfolio	5,110	5,194	(84)
Non-Same store portfolio	5,716	839	4,877
Total property operating expenses	10,826	6,033	4,793
General and administrative expenses	4,187	1,796	2,391
Depreciation and amortization	9,974	4,697	5,277
Total operating expenses	24,987	12,526	12,461
Income from operations	6,663	3,689	2,974
Other (income) expense
Interest expense	4,824	4,723	101
Loss on early extinguishment of debt	914	1,020	(106)
Acquisition costs	719	5,089	(4,370)
Organizational and offering expenses	—	442	(442)
Non-operating expense (income)	113	(1)	114
Gain on sale of self storage properties	—	(1,426)	1,426
Other (income) expense	6,570	9,847	(3,277)
Net income (loss)	93	(6,158)	6,251
Net loss attributable to noncontrolling interests	3,371	6,158	(2,787)
Net income (loss) attributable to National Storage Affiliates Trust	$3,464	$—	$3,464

Total Revenue
Our total revenue increased by $15.4 million, or 95.2%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase was primarily attributable to incremental rental revenue from 73 self storage properties we acquired between July 1, 2014 and June 30, 2015 as well as an increase in average total portfolio occupancy from 85.6% to 87.7% and an increase in total portfolio average annualized contractual rent per occupied square foot from $9.60 to $10.57, which resulted from the acquisition of properties with higher rents, increased market rates, reduced discounting, and regular rental increases for in-place tenants.
Rental Revenue
Rental revenue increased by $14.8 million, or 94.0%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. The increase in rental revenue was primarily due to a $13.9 million increase in non-same store revenue which was attributable to incremental rental revenue of $9.2 million from an additional 52 self storage properties acquired between July 1, 2014 and March 31, 2015, and incremental rental revenue of $1.9 million from an additional 21 self storage properties acquired during the three months ended June 30, 2015. These increases were partially offset by a less than $0.1 million decrease in rental revenue related to a self storage property sold during the three months ended June 30, 2014. Same store portfolio revenues increased $0.9 million, or 6.8%, from an increase in average occupancy from 85.6% to 88.3%, and a 3.6% increase in same store average annualized rental revenue per occupied square foot from $9.56 to $9.90. The increase in same store average annualized rental revenue per occupied square foot was driven primarily by a 2.7% increase in same store average annualized contractual rent per occupied square foot from $9.47 to $9.73, which resulted from a combination of increased market rates, reduced discounting, and regular rental increases for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.6 million, or 141.2%, for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014. This increase primarily resulted from a $0.6 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.4 million from an additional 52 self storage properties acquired between July 1, 2014 and March 31, 2015, and incremental rental revenue of $0.1 million from an additional 21 self storage properties acquired during the three months ended June 30, 2015.
Total Operating Expenses
Total operating expenses for the three months ended June 30, 2015 were $25.0 million compared to $12.5 million for the three months ended June 30, 2014, an increase of $12.5 million, or 99.5%. As discussed below, this change was primarily due to an increase of $4.8 million in property operating expenses, $2.4 million in general and administrative expenses, and $5.3 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $10.8 million for the three months ended June 30, 2015 compared to $6.0 million for the three months ended June 30, 2014, an increase of $4.8 million, or 79.4%. This increase resulted from a $4.9 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $3.2 million from an additional 52 self storage properties acquired between July 1, 2014 and March 31, 2015, and incremental property operating expenses of $0.8 million from an additional 21 self storage properties acquired during the three months ended June 30, 2015. In addition, same store portfolio property operating expenses decreased $0.1 million, or 1.6%, due to decreases in bad debt expense, maintenance expenses, and marketing costs partially offset by increases in property taxes.
General and Administrative Expenses
General and administrative expenses increased $2.4 million, or 133.1%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This increase was primarily attributable to increases in (i) salaries and benefits of $1.2 million, consisting of $0.5 million related to additional personnel and $0.7 million associated with equity-based compensation, (ii) supervisory and administrative fees charged by our PROs of $0.9 million, and (iii) professional fees and other expenses of $0.3 million that were primarily related to increased audit and tax costs associated with the growth of our portfolio and periodic SEC reporting and other compliance matters.
Supervisory and administrative fees charged by our PROs totaled $1.8 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, an increase of $0.9 million. The increase was primarily attributable to incremental fees related to the 73 properties we acquired from July 1, 2014 to June 30, 2015.
Depreciation and Amortization
Depreciation and amortization increased $5.3 million, or 112.3%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This increase was primarily attributable to incremental depreciation expense of $2.5 million related to the 52 self storage properties acquired between July 1, 2014 and March 31, 2015, and $0.3 million of depreciation expense related to the 21 properties acquired during the three months ended June 30, 2015. In addition, amortization of customer in-place leases increased $1.7 million from $1.6 million for the three months ended June 30, 2014 to $3.3 million for the three months ended June 30, 2015. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of June 30, 2015, the unamortized balance of customer in-place leases totaled $5.0 million.
Interest Expense
Interest expense increased $0.1 million, or 2.1%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The increase in interest expense was due to an increase in weighted average borrowings outstanding offset by a decrease in amortization of debt issuance costs of $0.1 million, a decrease in the effect of non-designated interest rate swaps of $0.3 million, and decreases in interest rates.

Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.1 million, or 10.4%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The decrease was due to a $0.2 million decrease in prepayment penalties partially offset by $0.1 million increase in write-offs of unamortized debt issuance costs. Loss on early extinguishment of debt during the three months ended June 30, 2015 relates to the payoff of several debt instruments in connection with the Company's initial public offering.
Acquisition Costs
Acquisition costs decreased $4.4 million, or 85.9%, for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This decrease was primarily due to a decrease in consulting fees and other costs incurred to identify, qualify, and close acquisition properties with our PROs and other parties.
Organizational and Offering Expenses
Organizational and offering expenses decreased $0.4 million for the three months ended June 30, 2015, compared to the three months ended June 30, 2014. This decrease was primarily attributable to audit fees incurred during the three months ended June 30, 2014 associated with the operations of the properties acquired during 2014 for periods preceding the related contribution and formation transactions.
Gain on sale of self storage properties
Gain on sale of self storage properties totaled $1.4 million for the three months ended June 30, 2014. In May 2014, we sold to an unrelated party one of the self-storage properties contributed by our predecessor. The gross selling price for the property was approximately $3.0 million and net proceeds from this sale were invested in the acquisition of another self-storage property in a tax-deferred exchange.
Net Loss Attributable to Noncontrolling Interests
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net loss attributable to noncontrolling interests was $3.4 million for the three months ended June 30, 2015, compared to $6.2 million for the three months ended June 30, 2014. Our entire net loss for the three months ended June 30, 2014 was attributable to noncontrolling interests as we did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering.
Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014
Net loss decreased by $6.3 million during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The decrease in net loss was primarily due to an increase in NOI resulting from an additional 110 self storage properties we acquired during 2014 and 2015 and reductions in acquisition costs, partially offset by increases in depreciation and amortization, general and administrative expenses, interest expense, and a decrease in gain on sale of self storage properties.
Overview
As of June 30, 2015, our same store portfolio consisted of 136 self storage properties. From January 1, 2014 to June 30, 2015, we acquired 110 self storage properties that do not yet meet the same store portfolio criteria. The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 (dollars in thousands):

	Six Months Ended June 30,
	2015	2014	Change
Rental revenue
Same store portfolio	$28,075	$26,176	$1,899
Non-Same store portfolio	29,975	2,473	27,502
Total rental revenue	58,050	28,649	29,401
Other property-related revenue
Same store portfolio	728	665	63
Non-Same store portfolio	1,163	62	1,101
Total other property-related revenue	1,891	727	1,164
Total revenue	59,941	29,376	30,565
Property operating expenses
Same store portfolio	10,138	9,971	167
Non-Same store portfolio	10,530	984	9,546
Total property operating expenses	20,668	10,955	9,713
General and administrative expenses	7,800	3,134	4,666
Depreciation and amortization	19,851	8,534	11,317
Total operating expenses	48,319	22,623	25,696
Income from operations	11,622	6,753	4,869
Other (income) expense
Interest expense	11,806	10,169	1,637
Loss on early extinguishment of debt	914	1,020	(106)
Acquisition costs	1,318	5,271	(3,953)
Organizational and offering expenses	58	677	(619)
Non-operating expense (income)	204	3	201
Gain on sale of self storage properties	—	(1,426)	1,426
Other (income) expense	14,300	15,714	(1,414)
Net loss	(2,678)	(8,961)	6,283
Net loss attributable to noncontrolling interests	6,142	8,961	(2,819)
Net income (loss) attributable to National Storage Affiliates Trust	$3,464	$—	$3,464

Total Revenue
Our total revenue increased by $30.6 million, or 104.0%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase was primarily attributable to incremental rental revenue from 73 self storage properties we acquired between July 1, 2014 and June 30, 2015 as well as an increase in average total portfolio occupancy from 84.5% to 86.5% and an increase in total portfolio average annualized contractual rent per occupied square foot from $9.49 to $10.49, which resulted from the acquisition of properties with higher rents, increased market rates, reduced discounting, and regular rental increases for in-place tenants.
Rental Revenue
Rental revenue increased by $29.4 million, or 102.6%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. The increase in rental revenue was primarily due to a $27.5 million increase in non-same store revenue which was attributable to incremental rental revenue of $15.6 million from an additional 46 self storage properties acquired between July 1, 2014 and December 31, 2014, and incremental rental revenue of $4.3 million from an additional 27 self storage properties acquired during the six months ended June 30, 2015. These increases were partially offset by a $0.1 million decrease in rental revenue related to a self storage property sold during the three months ended June 30, 2014. Same store portfolio revenues increased $1.9 million, or 7.3%, from an increase in average occupancy from 84.4% to 87.0%, and a 4.0% increase in same store average annualized rental revenue per occupied square foot from $9.43 to $9.81. The increase in same store average annualized rental revenue per occupied square foot was driven primarily by a 2.8% increase in same store average annualized contractual rent per occupied square foot from $9.43 to $9.69, which resulted from a combination of increased market rates, reduced discounting, and regular rental increases for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $1.2 million, or 160.1%, for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014. This increase primarily resulted from a $1.1 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.7 million from an additional 46 self storage properties acquired between July 1, 2014 and December 31, 2014, and incremental rental revenue of $0.2 million from an additional 27 self storage properties acquired during the six months ended June 30, 2015.
Total Operating Expenses
Total operating expenses for the six months ended June 30, 2015 were $48.3 million compared to $22.6 million for the six months ended June 30, 2014, an increase of $25.7 million, or 113.6%. As discussed below, this change was primarily due to an increase of $9.7 million in property operating expenses, $4.7 million in general and administrative expenses, and $11.3 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $20.7 million for the six months ended June 30, 2015 compared to $11.0 million for the six months ended June 30, 2014, an increase of $9.7 million, or 88.7%. This increase resulted from a $9.5 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $5.2 million from an additional 46 self storage properties acquired between July 1, 2014 and December 31, 2014, and incremental property operating expenses of $1.9 million from an additional 27 self storage properties acquired during the six months ended June 30, 2015. In addition same store portfolio property operating expenses increased $0.2 million, or 1.7%, due to increases in bad debt expense, property taxes, and personnel and related costs, partially offset by decreases in marketing costs.
General and Administrative Expenses
General and administrative expenses increased $4.7 million, or 148.9%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. This increase was primarily attributable to increases in (i) salaries and benefits of $2.0 million, consisting of $1.0 million related to additional personnel and $1.0 million associated with equity-based compensation, (ii) supervisory and administrative fees charged by our PROs of $1.7 million, and (iii) professional fees and other expenses of $1.0 million that were primarily related to increased audit and tax costs associated with the growth of our portfolio and periodic SEC reporting and other compliance matters.
Supervisory and administrative fees charged by our PROs totaled $3.4 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively, an increase of $1.7 million. The increase was attributable to incremental fees related to the properties we acquired during the year ended December 31, 2014 and the six months ended June 30, 2015.
Depreciation and Amortization
Depreciation and amortization increased $11.3 million, or 132.6%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. This increase was attributable to incremental depreciation expense of $4.4 million related to the 46 self storage properties acquired between July 1, 2014 and December 31, 2014, and $0.9 million of depreciation expense related to the 27 properties acquired during the six months ended June 30, 2015. In addition, amortization of customer in-place leases increased $3.8 million from $3.1 million for the six months ended June 30, 2014 to $6.9 million for the six months ended June 30, 2015. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of June 30, 2015, the unamortized balance of customer in-place leases totaled $5.0 million.
Interest Expense
Interest expense increased $1.6 million, or 16.1%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase in interest expense was due to an increase in weighted average borrowings outstanding, an increase in amortization of debt issuance costs of $0.5 million, and a decrease in the effect of non-designated interest rate swaps of $0.2 million, partially offset by decreases in interest rates.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.1 million, or 10.4%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The decrease was due to a $0.2 million decrease in prepayment penalties partially offset by $0.1 million increase in write-offs of unamortized issuance costs. Loss on early extinguishment of debt during the six months ended June 30, 2015 relates to the payoff of several debt instruments in connection with the Company's initial public offering.
Acquisition Costs
Acquisition costs decreased $4.0 million, or 75.0%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. This decrease was primarily due to a decrease in consulting fees and other costs incurred to identify, qualify, and close acquisition properties with our PROs and other parties.
Organizational and Offering Expenses
Organizational and offering expenses decreased $0.6 million, or 91.4%, for the six months ended June 30, 2015, compared to the six months ended June 30, 2014. This decrease was primarily attributable to audit fees incurred during the six months ended June 30, 2014 associated with the operations of the properties acquired during 2014 for periods preceding the related contribution and formation transactions.
Gain on sale of self storage properties
Gain on sale of self storage properties totaled $1.4 million for the six months ended June 30, 2014. In May 2014, we sold to an unrelated party one of the self-storage properties contributed by our predecessor. The gross selling price for the property was approximately $3.0 million and net proceeds from this sale were invested in the acquisition of another self-storage property in a tax-deferred exchange.
Net Loss Attributable to Noncontrolling Interests
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net loss attributable to noncontrolling interests was $6.1 million for the six months ended June 30, 2015, compared to $9.0 million for the six months ended June 30, 2014. Our entire net loss for the six months ended June 30, 2014 was attributable to noncontrolling interests as we did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering.
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
Revenue Recognition
We have determined that all of our leases are operating leases. Substantially all leases may be terminated on a month-to-month basis and rental income is recognized ratably over the lease term using the straight-line method. Rents received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Promotional discounts and other incentives are recognized as a reduction to rental income over the applicable lease term. Other property-related revenue consists of ancillary revenues such as tenant insurance-related access fees, commissions, and sales of storage supplies which are recognized in the period earned.
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
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper, as amended, defines FFO as net income (loss) (as determined under GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We include amortization of customer in-place leases in real estate depreciation and amortization in the calculation of FFO because we believe the amortization of customer in-place leases is analogous to real estate depreciation, as the value of such intangibles is inextricably connected to the real estate acquired. Distributions on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders for the purpose of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, organizational and offering costs, gains on debt forgiveness and gains (losses) on early extinguishment of debt.
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

The following table presents a reconciliation of net loss to FFO and Core FFO for the three and six months ended June 30, 2015 and 2014 (in thousands, except per share and unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$93	$(6,158)	$(2,678)	$(8,961)
Add (subtract):
Real estate depreciation and amortization	9,889	4,733	19,695	8,534
Gain on sale of self storage properties	—	(1,426)	—	(1,426)
FFO attributable to subordinated performance unitholders (1)	(3,144)	(1,426)	(6,419)	(2,052)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	6,838	(4,277)	10,598	(3,905)
Add:
Acquisition costs	719	5,089	1,318	5,271
Organizational and offering expenses	—	442	58	677
Loss on early extinguishment of debt	914	1,020	914	1,020
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$8,471	$2,274	$12,888	$3,063

Weighted average shares and units outstanding - FFO and Core FFO: (2)
Weighted average shares outstanding - basic	15,517	1	7,802	1
Weighted average OP units outstanding (3)	20,208	11,552	19,710	10,413
Weighted average DownREIT OP unit equivalents outstanding	1,415	—	1,401	—
Weighted average LTIP units outstanding (4)	1,553	—	781	—
Total weighted average shares and units outstanding - FFO and Core FFO	38,693	11,553	29,694	10,414

FFO per share and unit	$0.18	$(0.37)	$0.36	$(0.37)
Core FFO per share and unit	$0.22	$0.20	$0.43	$0.29

(1) Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented. For the three months ended June 30, 2014, these distributions were declared and paid to unitholders of record as of June 30, 2014 during the period subsequent to June 30, 2014, and therefore the amounts are not reflected in the historical financial statements for the periods presented.

(2) NSA combines OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in the Company's operating partnership are redeemable for cash or, at NSA's option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at NSA's option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. Subordinated performance units, DownREIT subordinated performance units, and LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). Subordinated performance units and DownREIT subordinated units have been excluded from the calculations of FFO and Core FFO per share and unit as their effect is anti-dilutive.

(3) Amount for the six months ended June 30, 2014 includes 2,060,711 OP units outstanding for the entire period which were issued in connection with the contribution of 65 self storage properties on April 1, 2014 by SecurCare Portfolio Holdings, LLC and SecurCare Value Properties, Ltd. (collectively, "NSA Predecessor"), entities whose principal owner is the Company's chief executive officer. For financial reporting purposes, NSA Predecessor contributions are reported as a reorganization of entities under common control whereby the contributed self storage properties are included in the Company's results of operations for the entirety of the six months ended June 30, 2014 and have been recorded in the Company's financial statements at NSA Predecessor's depreciated historical cost basis.

(4) LTIP units have been excluded from the calculations of weighted average shares and units outstanding prior to April 28, 2015 because such units did not participate in distributions prior to the Company’s initial public offering.

NOI
We define NOI as net income (loss), as determined under GAAP, plus general and administrative expense, depreciation and amortization, interest expense, loss on early extinguishment of debt, acquisition costs, organizational and offering expenses, impairment of long-lived assets, losses on the sale of properties and non-operating expense and by subtracting gains on sale of properties, debt forgiveness, and non-operating income. NOI is not a measure of performance calculated in accordance with GAAP.
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
The following table presents a reconciliation of net loss to NOI for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$93	$(6,158)	$(2,678)	$(8,961)
Add:
General and administrative expenses	4,187	1,796	7,800	3,134
Depreciation and amortization	9,974	4,697	19,851	8,534
Interest expense	4,824	4,723	11,806	10,169
Loss on early extinguishment of debt	914	1,020	914	1,020
Acquisition costs	719	5,089	1,318	5,271
Organizational and offering expenses	—	442	58	677
Gain on sale of self storage properties	—	(1,426)	—	(1,426)
Non-operating expense (income)	113	(1)	204	3
Net Operating Income	$20,824	$10,182	$39,273	$18,421

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense. We define Adjusted EBITDA as EBITDA plus acquisition costs, organizational and offering expenses, equity-based compensation expense, losses on sale of properties, and impairment of long-lived assets; and by subtracting gains on sale of properties and debt forgiveness. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$93	$(6,158)	$(2,678)	$(8,961)
Add:
Depreciation and amortization	9,974	4,697	19,851	8,534
Interest expense	4,824	4,723	11,806	10,169
Loss on early extinguishment of debt	914	1,020	914	1,020
EBITDA	15,805	4,282	29,893	10,762
Add:
Acquisition costs	719	5,089	1,318	5,271
Organizational and offering expenses	—	442	58	677
Gain on sale of self storage properties	—	(1,426)	—	(1,426)
Equity-based compensation expense (1)	1,083	342	1,721	684
Adjusted EBITDA	$17,607	$8,729	$32,990	$15,968

(1) Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our condensed consolidated statements of operations.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity offerings, debt offerings, and our borrowings under our credit facility.
Our short-term liquidity requirements consist primarily of property operating expenses, property acquisitions, capital expenditures, general and administrative expenses, acquisition pursuit costs and principal and interest on our outstanding indebtedness. A further short-term liquidity requirement relates to distributions to our shareholders and holders of OP units, subordinated performance units, DownREIT OP units and DownREIT subordinated performance units. We expect to fund short-term liquidity requirements from our operating cash flow, cash on hand and borrowings under our credit facility.
As of June 30, 2015, our credit facility provides for total borrowings of $425.0 million, consisting of a $144.6 million term loan and a $280.4 million revolving line of credit. As of June 30, 2015, we had $80.9 million of outstanding borrowings under our revolving line of credit, and we had the capacity to borrow $199.5 million, subject to the borrowing base calculation. The term loan matures in March 2018 and the revolving line of credit matures in March 2017. The term loan bears interest at one-month LIBOR plus 1.50% (an effective rate of 2.75% per annum as of June 30, 2015) and the revolving line of credit bears interest at one-month LIBOR plus 1.60% (an effective rate of 1.79% per annum as of June 30, 2015).
As discussed in Note 7 to the condensed consolidated financial statements in Item 1, during the three months ended June 30, 2015, we repaid $96.3 million of the outstanding balance under our revolving line of credit using net proceeds from our initial public offering. As a result of our initial public offering, our secured credit facility became unsecured. In addition, as a result of the overall reduction in the Company's outstanding indebtedness from debt repayments, the pricing grids for the revolving line of credit and term loan were reduced by 100 basis points to interest rates equal to one-month LIBOR plus 1.60% and one-month LIBOR plus 1.50%, respectively.
We are also required to comply with financial covenants under our credit facility which include financial covenants that, among other things, cap our total leverage at 60%, requires us to have a minimum fixed charge coverage ratio of 1.5 to 1, and requires us to have a minimum net worth (as defined in our credit facility) of approximately $133.3 million plus 75% of the net proceeds of equity issuances. Our ability to borrow may also be limited by additional restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.
Our long-term liquidity needs consist primarily of the repayment of debt, property acquisitions, and capital expenditures. We expect to meet our long-term liquidity requirements with operating cash flow, cash on hand, secured and unsecured indebtedness, and the issuance of equity and debt securities. We acquire properties through the use of cash, OP units and subordinated performance units in our operating partnership or DownREIT partnerships. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, as a new public company, we cannot assure you that this will be the case.
At June 30, 2015, we had $6.1 million in cash and cash equivalents and $3.1 million of restricted cash, a decrease in cash and cash equivalents of $3.0 million and an increase in restricted cash of $1.0 million from December 31, 2014. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements.
The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Cash Flows From Operating Activities
Cash provided by our operating activities was $21.0 million for the six months ended June 30, 2015 compared to $5.9 million for the six months ended June 30, 2014, an increase of $15.1 million. Our operating cash flow increased primarily due to 46 self storage properties that were acquired between July 2014 and December 2014 that generated cash flow for the entire six months ended June 30, 2015, and an additional 27 self storage properties acquired during the six months ended June 30, 2015. Because these 73 self storage properties were acquired after June 30, 2014, our operating results for the six months ended June 30, 2014 were not impacted by them. The increase in our operating cash flows from these acquisitions was partially offset by higher cash payments for interest expense and general and administrative expenses.

Cash Flows From Investing Activities
Cash used in investing activities was $49.5 million for the six months ended June 30, 2015 compared to $100.8 million for the six months ended June 30, 2014. The primary uses of cash for the six months ended June 30, 2015 were for our acquisition of 27 self storage properties for cash consideration of $47.5 million and capital expenditures of $2.0 million. The primary uses of cash for the six months ended June 30, 2014 were for our acquisition of 37 self storage properties for cash consideration of $89.9 million, deposits and advances of $7.5 million, loans to related parties of $4.8 million associated with subsequent self storage property acquisitions, and capital expenditures of $1.8 million.
Capital expenditures totaled $2.0 million and $1.8 million during the six months ended June 30, 2015 and 2014, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2015	2014
Recurring capital expenditures	$1,079	$362
Revenue enhancing capital expenditures	693	—
Acquisitions capital expenditures	142	1,670
Total capital expenditures	1,914	2,032
Decrease (increase) in accrued capital spending	86	(220)
Capital expenditures per statement of cash flows	$2,000	$1,812

Cash Flows From Financing Activities
Cash provided by our financing activities was $25.6 million for the six months ended June 30, 2015 compared to $98.0 million for the six months ended June 30, 2014. Our sources of financing cash flows for the six months ended June 30, 2015 primarily consisted of $278.1 million of proceeds from the completion of our initial public offering, as discussed further below, and $21.0 million of borrowings under our credit facility. Our primary uses of financing cash flows for the six months ended June 30, 2015 were for principal payments on existing debt of $257.1 million and distributions to limited partners of our operating partnership of $14.7 million. Our sources of financing cash flows for the six months ended June 30, 2014 primarily consisted of $245.4 million of borrowings under our credit facility and unsecured term loan. Our primary uses of financing cash flows for the six months ended June 30, 2014 were for distributions to limited partners of our operating partnership of $3.6 million and principal payments on existing debt of $143.6 million.
As discussed in Note 1 to the condensed consolidated financial statements in Item 1, during the three months ended June 30, 2015, we completed an initial public offering of 23,000,000 common shares, at a price of $13.00 per share, including shares issued pursuant to the underwriters' option to purchase additional shares which was exercised in full, and received net proceeds of $278.1 million, after deducting the underwriting discount and before additional expenses associated with the offering.
We contributed the net proceeds of this offering to our operating partnership in exchange for 23,000,000 OP units. As discussed in Note 7 to the condensed consolidated financial statements in Item 1, our operating partnership used the net proceeds to repay $229.8 million of outstanding debt, which consisted of the $50.0 million unsecured term loan,

$52.0 million US Bank senior term loan, $25.0 million mezzanine loan, $6.5 million US Bank senior term loan, and $96.3 million of the outstanding balance under our revolving line of credit.
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
In connection with the six properties acquired during the three months ended March 31, 2015, we issued OP units and subordinated performance units of $9.0 million and assumed mortgage balances of $16.4 million. Approximately $1.8 million of the consideration was settled through the cancellation of a note receivable from the related party seller of the properties. In addition, certain of these self storage properties were acquired in DownREIT partnerships with estimated fair value of noncontrolling interests associated with these partnerships of $6.8 million.
On June 3, 2015, our board of trustees declared a cash dividend of $0.15 per common share and OP unit to shareholders and operating partnership unitholders of record as of June 30, 2015. Such distributions were paid on July 15, 2015.
In July and August 2015, we acquired 12 self storage properties with an estimated fair value of approximately $94 million. Consideration for these acquisitions included approximately $78 million of net cash and the issuance of OP equity of approximately $8.0 million (consisting of approximately 660,000 OP Units). Of these acquisitions, one was acquired by us from a PRO and 11 were acquired by us from third-party sellers. Certain of these self storage properties were acquired in DownREIT partnerships. The estimated fair value of noncontrolling interests associated with these partnerships was $8.3 million.
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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of June 30, 2015, our operating partnership had an aggregate of $552.8 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of June 30, 2015, an aggregate of $134.2 million of such unreturned capital contributions has been allocated to the various series of subordinated performance units.
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

As of June 30, 2015, we had $93.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $0.9 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than those described below, during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
As described in our final Prospectus filed with the SEC on April 24, 2015 under the heading "Use of Proceeds," we contributed the proceeds from our initial public offering to our operating partnership, which then used the proceeds to repay approximately $230.0 million of outstanding debt and acquire 21 self storage properties for an aggregate purchase price of $93.1 million. There were no material changes in our planned use of proceeds as described in our final Prospectus.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
None.

ITEM 6. Exhibits
The following exhibits are filed with this report:

Exhibit Number	Exhibit Description

3.1
Articles of Amendment and Restatement of National Storage Affiliates Trust (Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws of National Storage Affiliates Trust (Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)
3.3
Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 3.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

3.4
Amended and Restated Partnership Unit Designation of Series GN Class B OP Units of NSA OP, LP (Exhibit 3.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

3.5
Third Amended and Restated Partnership Unit Designation of Series NW Class B OP Units of NSA OP, LP (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

3.6
Third Amended and Restated Partnership Unit Designation of Series OV Class B OP Units of NSA OP, LP (Exhibit 3.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

3.7
Second Amended and Restated Partnership Unit Designation of Series SC Class B OP Units of NSA OP, LP (Exhibit 3.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

3.8
Partnership Unit Designation of Series SS Class B OP Units of NSA OP, LP (Exhibit 3.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

4.1	Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated by reference)
10.1	National Storage Affiliates Trust 2015 Equity Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)
10.2
Amended and Restated Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule I thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.3
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Arlen D. Nordhagen (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.4
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.5
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Steven B. Treadwell (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.6
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Guardian Storage Centers, LLC, a California limited liability company d/b/a StorAmerica Management, and (iv) John Minar and David Lamb, each an individual (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.7
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Kevin Howard Real Estate, Inc., an Oregon corporation, and (iv) Kevin Howard, an individual (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.8
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iv) Optivest Properties, LLC, a California limited liability company, and (iv) Warren Allen, an individual (Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.9
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) SecurCare Self Storage, Inc. a Colorado corporation, and (iv) David Cramer, Justin Hlibichuk and Arlen Nordhagen, each an individual (Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.10
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Arizona Mini Storage Management Company, an Arizona corporation, and (iv) William F. Bohannan, Jr. and Raymond McRae, each an individual (Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, tagged in XBRL: ((i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

*	Filed herewith.

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
Date: August 11, 2015