Form 10-Q
period 2015-09-30
National Storage Affiliates Trust
filed 2015-11-10
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2015, 23,017,000 common shares of beneficial interest, $.01 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Real estate
Self storage properties	$1,077,801	$838,941
Less accumulated depreciation	(59,881)	(39,614)
Self storage properties, net	1,017,920	799,327
Cash and cash equivalents	6,786	9,009
Restricted cash	3,794	2,120
Debt issuance costs, net	5,203	6,346
Other assets, net	10,989	15,944
Total assets	$1,044,692	$832,746
LIABILITIES AND EQUITY
Liabilities
Debt financing	$495,981	$597,691
Accounts payable and accrued liabilities	16,617	10,012
Distributions payable	12,975	6,763
Deferred revenue	5,313	4,176
Total liabilities	530,886	618,642
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 and 1,000 shares authorized, 23,017,210 and 1,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	230	—
Additional paid-in capital	234,818	—
Retained earnings	10	—
Accumulated other comprehensive loss	—	—
Total shareholders' equity	235,058	—
Noncontrolling interests	278,748	214,104
Total equity	513,806	214,104
Total liabilities and equity	$1,044,692	$832,746

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Rental revenue	$34,600	$20,274	$92,650	$48,923
Other property-related revenue	1,078	589	2,969	1,316
Total revenue	35,678	20,863	95,619	50,239
OPERATING EXPENSES
Property operating expenses	12,000	7,710	32,668	18,665
General and administrative expenses	4,056	2,315	11,856	5,449
Depreciation and amortization	10,341	6,777	30,192	15,311
Total operating expenses	26,397	16,802	74,716	39,425
Income from operations	9,281	4,061	20,903	10,814
OTHER INCOME (EXPENSE)
Interest expense	(4,246)	(5,459)	(16,052)	(15,628)
Loss on early extinguishment of debt	—	—	(914)	(1,020)
Acquisition costs	(2,874)	(3,092)	(4,192)	(8,363)
Organizational and offering expenses	—	(539)	(58)	(1,216)
Non-operating (expense) income	(52)	3	(256)	—
Gain on sale of self storage properties	—	1	—	1,427
Other income (expense)	(7,172)	(9,086)	(21,472)	(24,800)
Net income (loss)	2,109	(5,025)	(569)	(13,986)
Net loss attributable to noncontrolling interests	2,263	5,025	8,405	13,986
Net income (loss) attributable to National Storage Affiliates Trust	$4,372	$—	$7,836	$—

Earnings (loss) per share - basic	$0.19	$—	$0.61	$—
Earnings (loss) per share - diluted	$0.03	$—	$0.06	$—

Weighted average shares outstanding - basic	23,000	1	12,924	1
Weighted average shares outstanding - diluted	63,456	1	38,758	1
Dividends declared per common share	0.19	—	0.34	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,109	$(5,025)	$(569)	$(13,986)
Other comprehensive income (loss)
Unrealized (loss) gain on derivative contracts	(1,258)	219	(2,528)	(1,033)
Reclassification of other comprehensive loss to interest expense	407	388	1,182	669
Comprehensive income (loss)	1,258	(4,418)	(1,915)	(14,350)
Comprehensive (income) loss attributable to noncontrolling interests	3,114	4,418	9,751	14,350
Comprehensive income (loss) attributable to National Storage Affiliates Trust	$4,372	$—	$7,836	$—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional		Other
	Common Shares		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Number	Amount	Capital	Earnings	Loss	Interests	Equity
Balances at December 31, 2014	1,000	$—	$—	$—	$—	$214,104	$214,104
OP equity issuances in business combinations:
OP units and subordinated performance units	—	—	—	—	—	42,113	42,113
Noncontrolling interests in acquired subsidiaries	—	—	—	—	—	15,097	15,097
Redemption of common shares	(1,000)	—	—	—	—	—	—
Issuance of common shares, net of offering costs	23,000,000	230	270,726	—	—	—	270,956
Effect of changes in ownership for consolidated entities	—	—	(35,946)	—	—	35,946	—
Equity-based compensation expense	—	—	38	—	—	2,337	2,375
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	1,020	1,020
Issuance of restricted common shares	17,210	—	—	—	—	—	—
Reduction in receivables from partners of OP	—	—	—	—	—	1,263	1,263
Common share dividends	—	—	—	(7,826)	—	—	(7,826)
Distributions to limited partners of OP	—	—	—	—	—	(23,381)	(23,381)
Other comprehensive loss	—	—	—	—	—	(1,346)	(1,346)
Net income (loss)	—	—	—	7,836	—	(8,405)	(569)
Balances at September 30, 2015	23,017,210	$230	$234,818	$10	$—	$278,748	$513,806

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(569)	$(13,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,192	15,311
Amortization of debt issuance costs	2,121	1,806
Amortization of debt discount and premium, net	(1,260)	867
Loss on debt extinguishment	414	344
Unrealized (gain) loss on fair value of derivatives	68	142
Gain on sale of self storage properties	—	(1,426)
Issuance of subordinated performance units for related party payable	—	2,994
LTIP units issued for acquisition expenses	1,020	—
Equity-based compensation expense	2,375	1,000
Change in assets and liabilities, net of effects of business combinations:
Restricted cash	(864)	706
Other assets	(714)	(69)
Accounts payable and accrued liabilities	4,861	3,926
Deferred revenue	(88)	(427)
Net Cash Provided by Operating Activities	37,556	11,188
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(132,196)	(165,904)
Capital expenditures	(2,985)	(2,688)
Note receivable from PROs	—	(12,813)
Deposits and advances for self storage property acquisitions	(3,258)	(1,096)
Expenditures for corporate furniture, equipment and other	(291)	(121)
Change in restricted cash designated for capital expenditures	219	237
Proceeds from sale of self storage properties	—	2,993
Net Cash Used in Investing Activities	(138,511)	(179,392)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares in IPO	278,070	—
Borrowings under debt financings	173,943	318,424
Proceeds from issuance of OP units	—	431
Receipts for OP unit subscriptions	1,011	—
Collection of receivables from issuance of OP equity	774	—
Principal payments under debt financings	(324,247)	(143,634)
Payment of dividends to common shareholders	(3,453)	—
Distributions to noncontrolling interests	(20,112)	(7,189)
NSA Predecessor distributions and other	—	(429)
Change in restricted cash for financing activity	(167)	—
Payment received on partner receivable	—	70
Debt issuance costs	(1,717)	(904)
Equity offering costs	(5,370)	(524)
Net Cash Provided by Financing Activities	98,732	166,245
Decrease in Cash and Cash Equivalents	(2,223)	(1,959)
CASH AND CASH EQUIVALENTS
Beginning of period	9,009	11,196
End of period	$6,786	$9,237

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Supplemental Cash Flow Information
Cash paid for interest	$15,719	$30,825
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in business combinations:
Issuance of OP units and subordinated performance units	$42,113	$113,784
Deposits on acquisitions applied to purchase price	745	50
LTIP units vesting upon acquisition of properties	—	3,374
Assumption of mortgages payable	49,855	59,488
Note payable to related party to settle assumed mortgages	5,342	—
Other net liabilities assumed	870	2,302
OP units in exchange for receivable from seller	—	4,758
Notes receivable settled upon acquisition of properties	1,778	7,598
Fair value of noncontrolling interests in acquired subsidiaries	15,097	35,442
Issuance of OP units for settlement of subscription liability	293	5,863
Settlement of acquisition receivables from distributions	1,137	—
Increase in lender participation liability and related discount	—	770
(Decrease) increase in payables for deferred offering costs	(1,342)	1,011
Settlement of debt issuance costs from borrowings	—	3,851
Settlement of offering costs from IPO proceeds	20,930	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
The Company owned 261 self storage properties in 16 states with approximately 14.8 million rentable square feet in approximately 115,000 storage units as of September 30, 2015. These properties are managed with local operational focus and expertise by our participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), and Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions").
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

Other Comprehensive Income (Loss)
We have cash flow hedge derivative instruments that are measured at fair value with unrealized gains or losses recognized in other comprehensive income (loss) with a corresponding adjustment to accumulated other comprehensive loss within equity, as discussed further in Note 11. Under the HLBV method of allocating income (loss) discussed above, a calculation is prepared at each balance sheet date by applying the HLBV method including, and excluding, the assets and liabilities resulting from our cash flow hedge derivative instruments to determine comprehensive income (loss) attributable to National Storage Affiliates Trust. As a result of the distribution rights and priorities set forth in our operating partnership's LP Agreement, all amounts of consolidated other comprehensive income (loss) for the three and nine months ended September 30, 2015 were allocated to noncontrolling interests, as presented within the accompanying consolidated statements of comprehensive income or loss.
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
In September 2015, the FASB issued ASU 2015-16, Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer of a business to recognize adjustments to provisional amounts that are identified during the business combination's measurement period in the reporting period in which the adjustment amounts are determined rather than retrospectively. ASU 2015-16 is effective for the Company on January 1, 2016, with early application permitted. The Company elected to adopt ASU 2015-16 during the three months ended September 30, 2015.

3. NONCONTROLLING INTERESTS
As of September 30, 2015 and December 31, 2014, noncontrolling interests consisted of the following:

	September 30,	December 31,
	2015	2014
OP units	21,470,876	18,817,088
Subordinated performance units	9,302,989	8,447,679
LTIP units	2,784,761	2,689,780
DownREIT units
DownREIT OP units	1,442,466	1,275,979
DownREIT subordinated performance units	4,352,488	3,009,884
Total	39,353,580	34,240,410
While the Company controls our operating partnership and manages the daily operations of our operating partnership's business, the Company did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of the Company's initial public offering. The increase in OP Units, DownREIT OP units, subordinated performance units, and DownREIT subordinated performance units outstanding from December 31, 2014 to September 30, 2015 was related to the acquisition of self storage properties and a centralized call center. The increase in LTIP units outstanding from December 31, 2014 to September 30, 2015 was due to the issuance of compensatory LTIP units to third party consultants, employees and a PRO.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2015	2014
Land	$296,542	$236,691
Buildings and improvements	779,078	600,284
Furniture and equipment	2,181	1,966
Total self storage properties	1,077,801	838,941
Less accumulated depreciation	(59,881)	(39,614)
Self storage properties, net	$1,017,920	$799,327

5. SELF STORAGE PROPERTY ACQUISITIONS
The Company acquired 42 self storage properties with an estimated fair value of $242.7 million during the nine months ended September 30, 2015. Of these acquisitions, 11 self storage properties with an estimated fair value of $71.3 million were acquired by us from our PROs, and 13 self storage properties with an estimated fair value of $65.3 million were acquired by us from an entity which is managed by a member of our board of trustees. These self storage property acquisitions were accounted for as business combinations whereby the Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company preliminarily allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $6.6 million, resulting in a total fair value of $236.1 million allocated to real estate.
The following table summarizes, by calendar quarter, the consideration for the business combinations completed by the Company during the nine months ended September 30, 2015 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:		Summary of Consideration
	Number of Properties		Value of OP Equity (1)	Settlement of Note Receivable	Liabilities Assumed (Assets Acquired)
		Cash			Mortgages(2)	Other	Total
March 31, 2015	6	$6,991	$8,954	$1,778	$16,442	$70	$34,235	(3)
June 30, 2015	21	41,277	22,971	—	30,547	288	95,083
September 30, 2015	15	84,673	10,188	—	2,866	512	98,239	(3)
Total	42	$132,941	$42,113	$1,778	$49,855	$870	$227,557

(1)	Value of OP equity represents the fair value of OP units and subordinated performance units.

(2)	Includes fair value of debt adjustment for assumed mortgages of approximately $2.2 million.

(3)
Excludes the fair value of noncontrolling interests associated with self storage properties acquired in DownREIT partnerships which amounted to $6.8 million and $8.3 million for the three months ended March 31, 2015 and September 30, 2015, respectively. We estimate the portion of the fair value of the net assets owned by noncontrolling interests based on the fair value of the real estate and debt assumed.

Three of the 42 self storage properties acquired during the nine months ended September 30, 2015 are subject to non-cancelable leasehold interest agreements that are classified as operating leases. These lease agreements expire between 2034 and 2051, inclusive of extension options that we anticipate exercising.
The results of operations for these business combinations are included in our statements of operations beginning on the respective closing date for each acquisition. For the three and nine months ended September 30, 2015, the accompanying statements of operations includes aggregate revenue of $5.9 million and $10.4 million, respectively, and operating income of $3.7 million and $6.3 million, respectively, related to the 42 self storage properties acquired. Acquisition costs in the accompanying statements of operations include consulting fees, transaction expenses, and other costs related to business combinations, which amounted to $2.9 million and $4.2 million for the three and nine months ended September 30, 2015, respectively.
Pro Forma Financial Information
The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the acquisitions and related financing activities for (i) 14 of the 15 self storage properties discussed in Note 12 that were acquired subsequent to September 30, 2015, as if each acquisition had occurred on January 1, 2014 (pro forma financial information is not presented for one of the self storage properties acquired subsequent to September 30, 2015 because the information required is not available to the Company), (ii) one of the 15 self storage properties acquired during the three months ended September 30, 2015, as if the acquisition had occurred on January 1, 2014 (pro forma financial information is not presented for 14 of the self storage properties acquired during the three months ended September 30, 2015 since the information required is not available to the Company), (iii) each of the 21 self storage properties that were acquired during the three months ended June 30, 2015, as if each acquisition had occurred on January 1, 2014, and (iii) each of the six self storage properties that were acquired during the three months ended March 31, 2015, as if each acquisition had occurred on January 1, 2014 (five of the six properties acquired during the three months ended March 31, 2015 were acquired on January 1, 2015 and are therefore included in the historical results for the entirety of the three and nine months ended September 30, 2015).

As described in greater detail above, given that certain information with respect to the self storage properties we acquired during the nine months ended September 30, 2015 and subsequent to September 30, 2015 is not available to the Company, readers of this Form 10-Q and investors are cautioned not to place undue reliance on our pro forma financial information. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on a pro forma basis the results of operations for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma revenue:
Historical results	$35,678	$20,863	$95,619	$50,239
Acquisitions subsequent to September 30, 2015 (1)	1,741	1,598	5,058	4,476
Acquisitions during the three months ended September 30, 2015 (2)	109	172	537	462
Acquisitions during the three months ended June 30, 2015	—	2,794	3,782	8,009
Acquisitions during the three months ended March 31, 2015	—	1,246	86	3,689
Total	$37,528	$26,673	$105,082	$66,875
Pro forma net income (loss): (3)
Historical results	$2,109	$(5,025)	$(569)	$(13,986)
Acquisitions subsequent to September 30, 2015 (1)	435	(181)	1,308	(737)
Acquisitions during the three months ended September 30, 2015 (2)	53	(26)	3,047	(3,052)
Acquisitions during the three months ended June 30, 2015	472	50	2,764	(1,287)
Acquisitions during the three months ended March 31, 2015	317	(156)	1,525	(1,147)
Total	$3,386	$(5,338)	$8,075	$(20,209)

(1)
Reflects [14] of the [15] self storage properties acquired during this period because the information required with respect to the one remaining acquisition during this period is not available to the Company.

(2)
Reflects one of the [15] self storage properties acquired during this period because the information required with respect to the [14] remaining acquisitions during this period is not available to the Company.

(3)
Significant assumptions and adjustments in preparation of the pro forma information include the following: (i) for the cash portion of the purchase price, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 1.79% as of September 30, 2015; (ii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; and (iii) for acquisition costs of $4.2 million incurred during the nine months ended September 30, 2015, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2014.

6. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30,	December 31,
	2015	2014
Customer in-place leases, net of accumulated amortization of $4,517 and $5,469, respectively	$4,530	$7,700
Receivables:
Trade, net	1,041	979
PROs and other affiliates	199	416
Note receivable from PRO	—	1,778
Property acquisition deposits	3,283	770
Prepaid expenses and other	1,509	1,017
Corporate furniture, equipment and other, net	427	198
Deferred offering costs	—	3,086
Total	$10,989	$15,944
7. DEBT FINANCING
The Company's outstanding debt as of September 30, 2015 and December 31, 2014 is summarized as follows (dollars in thousands):

	Interest	September 30,	December 31,
	Rate (1)	2015	2014
Credit Facility:
Revolving line of credit	1.79%	$111,975	$166,217
Term loan	2.75%	200,000	144,558
Unsecured term loan	—	—	50,000
Fixed rate mortgages payable	3.93%	184,006	153,416
Variable rate mortgages payable	—	—	83,500
Total		$495,981	$597,691

(1)
Represents the effective interest rate as of September 30, 2015. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
On August 13, 2015, the Company entered into an amendment with a syndicated group of lenders consisting of 11 financial institutions to increase the total borrowing capacity under its unsecured credit facility (the "credit facility"), which was originally entered into on April 1, 2014, by $125.0 million for a total credit facility of $550.0 million. The Company has an additional expansion option under the credit facility, which if exercised, would provide for a total borrowing capacity of $700.0 million. The credit facility consists of two components:

•
A senior revolving credit facility (the "revolving line of credit"), which provides for a total borrowing commitment up to $350.0 million, whereby the Company may borrow, repay and re-borrow amounts under the revolving line of credit. The borrowing commitment is subject to a borrowing base calculation, which only includes self storage properties with an occupancy rate of at least 75% on a combined basis. As of September 30, 2015, we had the capacity to borrow $238.0 million, subject to the borrowing base calculation. The Company is required to pay a fee which ranges from 0.20% to 0.25% of unused borrowings under the revolving line of credit. As of September 30, 2015, the pricing grid under the revolving line of credit provides for an interest rate equal to one-month London Interbank Offered Rate ("LIBOR") plus 1.60%. The revolving line of credit matures in March 2017 and the Company may elect an extension of the maturity date until

March 2018 by paying an extension fee equal to 0.20% of the total borrowing commitment at the time of the extension.

•
A $200.0 million senior term loan (the "term loan") which provides that amounts borrowed may be repaid at any time but not re-borrowed. As of September 30, 2015, the pricing grid under the term loan provides for an interest rate equal to one-month LIBOR plus 1.50%. No principal payments are required under the term loan until the maturity date in March 2018.

The terms of the credit facility limit the Company's ability to make distributions, incur additional debt, and acquire or sell significant assets. The credit facility requires compliance with certain financial and non-financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and minimum net worth, which were not impacted by the increase amendment discussed above. At September 30, 2015, we were in compliance with all such covenants.
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
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through November 2024, and have effective interest rates that range from 2.20% to 5.00%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As discussed in Note 5, we assumed fixed rate mortgages of $49.9 million in connection with 17 of the properties acquired during the nine months ended September 30, 2015. We repaid $11.0 million of these assumed mortgages during the nine months ended September 30, 2015.
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

8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Earnings (loss) per common share - basic and diluted
Numerator
Net income (loss)	$2,109	$(5,025)	$(569)	$(13,986)
Net loss attributable to noncontrolling interests	2,263	5,025	8,405	13,986
Net income (loss) attributable to National Storage Affiliates Trust	4,372	—	7,836	—
Distributed and undistributed earnings allocated to participating securities	(3)	—	(6)	—
Net income (loss) attributable to common shareholders - basic	4,369	—	7,830	—
Effect of assumed conversion of dilutive securities	(2,275)	—	(5,646)	—
Net income (loss) attributable to common shareholders - diluted	$2,094	$—	$2,184	$—

Denominator
Weighted average shares outstanding - basic	23,000	1	12,924	1
Effect of dilutive securities:
Weighted average OP units outstanding	21,109	—	13,773	—
Weighted average DownREIT OP unit equivalents outstanding	1,432	—	949	—
Weighted average LTIP units outstanding	1,844	—	1,030	—
Subordinated performance units and DownREIT subordinated performance unit equivalents	16,071	—	10,082	—
Weighted average shares outstanding - diluted	63,456	1	38,758	1

Earnings (loss) per share - basic	$0.19	$—	$0.61	$—
Earnings (loss) per share - diluted	$0.03	$—	$0.06	$—

As discussed in Note 3, the Company did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of the Company's initial public offering. As a result, all of our operating partnership's profits and losses for the period from January 1, 2015 to April 28, 2015 and the three and nine months ended September 30, 2014 were allocated to noncontrolling interests.
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

Generally, following certain lock-out periods, OP units in our operating partnership are redeemable for cash or, at our option, exchangeable for common shares on a one-for-one basis, subject to certain adjustments and DownREIT OP units are redeemable for cash or, at our option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case.
LTIP units may also, under certain circumstances, be convertible into OP units, which are exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units will vest upon the satisfaction of a future service condition. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2015, 364,817 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three and nine months ended September 30, 2015, 522,900 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
Subordinated performance units may also, under certain circumstances, be convertible into OP units which are exchangeable for common shares as described above, and DownREIT subordinated performance units may, under certain circumstances, be exchangeable for subordinated performance units on a one-for-one basis. Subordinated performance units are only convertible into OP units, after a two year lock-out period and then generally (i) at the holder’s election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations.
Although subordinated performance units and DownREIT subordinated performance units may only be convertible after a two year lock-out period, we assume a hypothetical conversion of each subordinated performance unit (including each DownREIT subordinated performance unit) into OP units (with subsequently assumed redemption into common shares) for the purposes of calculating diluted weighted average common shares. This hypothetical conversion is calculated using historical financial information prior to and since the completion of the Company's initial public offering on April 28, 2015, and as a result, is not necessarily indicative of the subsequent results of operations, cash flows or financial position of the Company following the initial public offering or upon expiration of the two-year lock out period on conversions.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
9. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to continue providing leasing, operating, supervisory and administrative services related to the self storage properties contributed by and acquired from the PROs. The PROs are the same entities that provided similar services prior to the respective dates that the self storage properties were contributed to or acquired by the Company. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended September 30, 2015 and 2014, the Company incurred $2.0 million and $1.2 million, respectively, for supervisory and administrative fees to the PROs and during the nine months ended September 30, 2015 and 2014, the Company incurred $5.4 million and $2.9 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Affiliate Payroll Services
The employees responsible for operation of the self storage properties are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended September 30, 2015 and 2014, the Company incurred $3.5 million and $2.4 million, respectively, for payroll and related costs reimbursable to these affiliates, and for the nine months ended September 30, 2015 and 2014, the Company incurred $9.6 million and $5.7 million, respectively, for payroll and related costs reimbursable to these affiliates. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Affiliate Call Center Services
On April 1, 2015, the Company acquired a centralized call center for 50,000 OP units from SecurCare, an affiliate of NSA Predecessor. Because the Company and SecurCare are under common control, the assets acquired and liabilities assumed were recorded at SecurCare's historical carrying value, which was a nominal amount as of the acquisition date. SecurCare continues to manage call center services to support self storage property operations and the fees paid to SecurCare for these services for the three months ended September 30, 2015 are included in the supervisory and administrative fees discussed above. The call center utilizes approximately 1,500 square feet in one of the Company's self storage properties acquired from NSA Predecessor for annual rent of approximately $25,000.
Prior to the acquisition, for the three months ended September 30, 2014, the Company incurred call center charges of $0.1 million, and for the nine months ended September 30, 2015 and 2014, the Company incurred call center charges of $0.2 million and $0.3 million, respectively. Such call center costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Brokerage Fees
During the three months ended September 30, 2015 and 2014, the Company incurred fees of $0.3 million in connection with its acquisition of certain self-storage properties which were sourced by the PROs and during the nine months ended September 30, 2015 and 2014 the Company incurred fees of $0.4 million and $0.3 million, respectively, in connection with its acquisition of certain self-storage properties which were sourced by the PROs. These expenses are included in acquisition costs in the accompanying condensed consolidated statements of operations.
In connection with self-storage properties contributed by NSA Predecessor, during the nine months ended September 30, 2014 the Company recognized a $2.7 million contractually obligated transaction expense payable to SecurCare, an affiliate of NSA Predecessor. In April 2014, the Company issued subordinated performance units in full payment of this amount.
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
Notes Payable
During the nine months ended September 30, 2015, in connection with the acquisition of self storage properties owned in DownREIT partnerships, the Company entered into bridge loan agreements for $5.3 million payable to principals of the PRO that contributed the properties. The notes bore interest at a weighted average fixed rate of 3.3% and were fully repaid during the nine months ended September 30, 2015.
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
We measure our interest rate swap derivatives at fair value on a recurring basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings. During the nine months ended September 30, 2015, the ineffective portion recorded in earnings was insignificant. Information regarding our interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

	Interest Rate Swaps Designated as Cash Flow Hedges	Non-hedge accounting Interest Rate Swaps	Total
Fair value at December 31, 2013	$—	$70	$70
Unrealized losses included in interest expense	—	(142)	(142)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	669	—	669
Unrealized losses included in accumulated other comprehensive loss	(1,033)	—	(1,033)
Fair value at September 30, 2014	$(364)	$(72)	$(436)

Fair value at December 31, 2014	$(865)	$(207)	$(1,072)
Unrealized losses included in interest expense	—	(63)	(63)
Designation of interest rate swap as a cash flow hedge	(270)	270	—
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,182	—	1,182
Unrealized losses included in accumulated other comprehensive loss	(2,528)	—	(2,528)
Fair value at September 30, 2015	$(2,481)	$—	$(2,481)
As of December 31, 2014, the Company had outstanding interest rate swaps with aggregate notional amounts of $125.0 million designated as cash flow hedges and one interest rate swap with a notional amount of $7.6 million that was not designated as a cash flow hedge. During the three months ended September 30, 2015, the Company designated this interest rate swap as a cash flow hedge following the expansion of its credit facility. As of September 30, 2015, the Company had outstanding interest rate swaps with aggregate notional amounts of $132.4 million designated as cash flow hedges. In addition, during the three months ended September 30, 2015, the Company executed trades for two additional interest rate swaps with aggregate notional amounts of $67.0 million. These interest rate swaps have an effective date of October 1, 2015 and were designated as cash flow hedges.

As of September 30, 2015, the Company's swaps had a weighted average remaining term of 2.6 years. The fair value of these swaps are presented within accounts payable and accrued liabilities in our balance sheets, and we recognize any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. If the forward rates at September 30, 2015 remain constant, we estimate that during the next 12 months, we would reclassify into earnings approximately $1.7 million of the unrealized losses included in accumulated other comprehensive loss. If market interest rates increase above the 1.25% weighted average fixed rate under these interest rate swaps we will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
There were no transfers between levels during the nine months ended September 30, 2015 and 2014. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2015, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at September 30, 2015 and December 31, 2014, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at September 30, 2015 and December 31, 2014 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined carrying value of our fixed rate mortgages payable was approximately $184.0 million as of September 30, 2015 with a fair value of approximately $193.0 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.16%, compared to the weighted average contractual interest rate of 5.10%. The combined carrying value of our fixed rate mortgages was approximately $153.4 million as of December 31, 2014 with a fair value of approximately $158.3 million. In determining the fair value as of December 31, 2014, the Company estimated a weighted average market interest rate of approximately 3.59%, compared to the weighted average contractual interest rate of 5.11%.
12. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
In October 2015, the Company acquired 15 self storage properties with an estimated fair value of approximately $67.8 million. Consideration for these acquisitions included approximately $36.7 million of net cash, the assumption and subsequent repayment of approximately $23.6 million in outstanding mortgage debt, and the vesting of approximately $1.4 million of LTIP units (consisting of approximately 99,000 of the 522,900 unvested LTIP units which vest upon the acquisition of properties). Certain of these self storage properties were acquired in DownREIT partnerships. The estimated fair value of noncontrolling interests associated with these partnerships was $6.1 million. Of these acquisitions, 14 were acquired by us from our PROs and one was acquired by us from a third-party seller.

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
Our PROs
The Company had six PROs as of September 30, 2015: SecurCare, Northwest, Optivest, Guardian, Move It, and Storage Solutions. We seek to expand our platform by recruiting additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
We owned a geographically diversified portfolio of 261 self storage properties, located in 16 states, comprising approximately 14.8 million rentable square feet, configured in approximately 115,000 storage units, as of September 30, 2015. Of these properties, 200 were acquired by us from our PROs and 61 were acquired by us from third-party sellers.
During the three months ended September 30, 2015, we acquired 15 properties for an aggregate purchase price of $106.4 million (excluding fair value of debt adjustments for assumed mortgages of approximately $0.2 million), comprising approximately 1.1 million rentable square feet, configured in approximately 8,200 storage units. Of these acquisitions, one was acquired by us from a PRO. Following the completion of our initial public offering during the three months ended June 30, 2015, we acquired 21 self storage properties located in seven states for an aggregate purchase price of $93.1 million (excluding fair value of debt adjustments for assumed mortgages of approximately $2.0 million), comprising approximately 1.3 million rentable square feet, configured in approximately 9,300 storage units. Of these acquisitions, four were acquired by us from our PROs. In addition, during the three months ended March 31, 2015, we acquired six properties with an estimated fair value of $41.0 million, comprising approximately 0.4 million rentable square feet, configured in over 3,400 storage units All six of these acquisitions were acquired by us from our PROs.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 42 self storage properties during the nine months ended September 30, 2015, and 83 self storage properties during the year ended December 31, 2014.
As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are necessarily indicative of our future results of operations or cash flows. To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated for the entirety of the applicable periods presented. Our 2015 same store portfolio consists of only those properties that were included in our consolidated results since January 1, 2014, excluding the property we sold in 2014 and a property where we completed a storage space expansion during the three months ended September 30, 2015 which caused the property's year-over-year operating results to no longer be comparable.
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
Three Months Ended September 30, 2015 compared to the Three Months Ended September 30, 2014
Net income was $2.1 million for the three months ended September 30, 2015, compared to net loss of $5.0 million for the three months ended September 30, 2014, an increase of $7.1 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 88 self storage properties we acquired from July 1, 2014 to September 30, 2015 and reductions in interest expense and organizational and offering expenses, partially offset by increases in depreciation and amortization and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview

As of September 30, 2015, our same store portfolio consisted of 135 self storage properties. We had 126 self storage properties that did not yet meet the same store portfolio criteria as of September 30, 2015, including 125 self storage properties that we acquired during 2014 and 2015 and excluding the property we sold in 2014 and the property expanded during 2015.
The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015	2014	Change
Rental revenue
Same store portfolio	$14,906	$13,505	$1,401
Non-Same store portfolio	19,694	6,769	12,925
Total rental revenue	34,600	20,274	14,326
Other property-related revenue
Same store portfolio	372	381	(9)
Non-Same store portfolio	706	208	498
Total other property-related revenue	1,078	589	489
Total revenue	35,678	20,863	14,815
Property operating expenses
Same store portfolio	5,273	5,078	195
Non-Same store portfolio	6,727	2,632	4,095
Total property operating expenses	12,000	7,710	4,290
General and administrative expenses	4,056	2,315	1,741
Depreciation and amortization	10,341	6,777	3,564
Total operating expenses	26,397	16,802	9,595
Income from operations	9,281	4,061	5,220
Other (income) expense
Interest expense	4,246	5,459	(1,213)
Acquisition costs	2,874	3,092	(218)
Organizational and offering expenses	—	539	(539)
Non-operating expense (income)	52	(3)	55
Gain on sale of self storage properties	—	(1)	1
Other (income) expense	7,172	9,086	(1,914)
Net income (loss)	2,109	(5,025)	7,134
Net loss attributable to noncontrolling interests	2,263	5,025	(2,762)
Net income (loss) attributable to National Storage Affiliates Trust	$4,372	$—	$4,372

Total Revenue
Our total revenue increased by $14.8 million, or 71.0%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase was primarily attributable to incremental rental revenue from 88 self storage properties we acquired between July 1, 2014 and September 30, 2015, an increase in average total portfolio occupancy from 87.4% to 89.9%, the acquisition of properties with higher rents, increased market rates, and regular rental increases for in-place tenants.
Rental Revenue
Rental revenue increased by $14.3 million, or 70.7%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. The increase in rental revenue was primarily due to a $12.9 million increase in non-same store revenue which was attributable to incremental rental revenue of $3.9 million from 31 self storage properties acquired between July 1, 2014 and September 30, 2014, $6.8 million from 42 self storage properties acquired between October 1, 2014 and June 30, 2015, and $1.5 million from an additional 15 self storage properties acquired during the three months ended September 30, 2015. Same store portfolio rental revenues increased $1.4 million, or 10.4%, from an increase in average occupancy from 87.9% to 90.4%, and a 7.3% increase in same store average annualized rental revenue per occupied square foot from $9.42 to $10.11. The increase in same store average annualized rental revenue per occupied square foot was driven primarily by a combination of increased contractual lease rates and a reduction in discounts and concessions granted on new rentals.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.5 million, or 83.0%, for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. This increase primarily resulted from a $0.5 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.2 million from 31 self storage properties acquired between July 1, 2014 and September 30, 2014, $0.3 million from 42 self storage properties acquired between October 1, 2014 and June 30, 2015, and less than $0.1 million from an additional 15 self storage properties acquired during the three months ended September 30, 2015.
Total Operating Expenses
Total operating expenses for the three months ended September 30, 2015 were $26.4 million compared to $16.8 million for the three months ended September 30, 2014, an increase of $9.6 million, or 57.1%. As discussed below, this change was primarily due to an increase of $4.3 million in property operating expenses, $1.7 million in general and administrative expenses, and $3.6 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $12.0 million for the three months ended September 30, 2015 compared to $7.7 million for the three months ended September 30, 2014, an increase of $4.3 million, or 55.6%. This increase resulted from a $4.1 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $1.1 million from 31 self storage properties acquired between July 1, 2014 and September 30, 2014, $2.5 million from 42 self storage properties acquired between October 1, 2014 and June 30, 2015, and $0.5 million from an additional 15 self storage properties acquired during the three months ended September 30, 2015. In addition, same store portfolio property operating expenses increased $0.2 million, or 3.8%, due to increases in bad debt expense and property taxes, partially offset by decreases in maintenance expenses and marketing costs.
General and Administrative Expenses
General and administrative expenses increased $1.7 million, or 75.2%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This increase was primarily attributable to increases in (i) salaries and benefits of $0.8 million, consisting of $0.5 million related to additional personnel and $0.3 million associated with equity-based compensation, (ii) supervisory and administrative fees charged by our PROs of $0.8 million, and (iii) professional fees and other expenses of $0.1 million that were primarily related to increased audit and tax costs associated with the growth of our portfolio and periodic SEC reporting and other compliance matters.
Supervisory and administrative fees charged by our PROs totaled $2.0 million and $1.2 million for the three months ended September 30, 2015 and 2014, respectively, an increase of $0.8 million. The increase was primarily attributable to incremental fees related to the 57 properties we acquired from October 1, 2014 to September 30, 2015.
Depreciation and Amortization
Depreciation and amortization increased $3.6 million, or 52.6%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This increase was primarily attributable to incremental depreciation expense of $1.1 million from 31 self storage properties acquired between July 1, 2014 and September 30, 2014, $1.6 million from 42 self storage properties acquired between October 1, 2014 and June 30, 2015, and $0.4 million from an additional 15 self storage properties acquired during the three months ended September 30, 2015. In addition, amortization of customer in-place leases increased $0.7 million from $2.2 million for the three months ended September 30, 2014 to $2.9 million for the three months ended September 30, 2015. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of September 30, 2015, the unamortized balance of customer in-place leases totaled $4.5 million.

Interest Expense
Interest expense decreased $1.2 million, or 22.2%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. The decrease in interest expense was due to decreases in amortization of debt premiums of $0.4 million, amortization of debt issuance costs of $0.2 million, and interest rates. These decreases were partially offset by an increase in the effect of non-designated interest rate swaps of $0.1 million.
Acquisition Costs
Acquisition costs decreased $0.2 million, or 7.1%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This decrease was primarily due to a decrease in consulting fees and other costs incurred to identify, qualify, and close acquisition properties with our PROs and other parties.
Organizational and Offering Expenses
Organizational and offering expenses decreased $0.5 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014. This decrease was primarily attributable to audit fees incurred during the three months ended September 30, 2014 associated with the operations of the properties acquired during 2014 for periods preceding the related contribution and formation transactions.
Net Loss Attributable to Noncontrolling Interests
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net loss attributable to noncontrolling interests was $2.3 million for the three months ended September 30, 2015, compared to $5.0 million for the three months ended September 30, 2014. Our entire net loss for the three months ended September 30, 2014 was attributable to noncontrolling interests as we did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 30, 2014
Net loss decreased by $13.4 million during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The decrease in net loss was primarily due to an increase in NOI resulting from an additional 125 self storage properties we acquired during 2014 and 2015 and reductions in acquisition costs and organizational and offering expenses, partially offset by increases in depreciation and amortization, general and administrative expenses, and a decrease in gain on sale of self storage properties.
Overview
As of September 30, 2015, our same store portfolio consisted of 135 self storage properties. We had 126 self storage properties that did not yet meet the same store portfolio criteria as of September 30, 2015, including 125 self storage properties that we acquired during 2014 and 2015 and excluding the property we sold in 2014 and the property expanded during 2015.

The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014	Change
Rental revenue
Same store portfolio	$42,687	$39,382	$3,305
Non-Same store portfolio	49,963	9,541	40,422
Total rental revenue	92,650	48,923	43,727
Other property-related revenue
Same store portfolio	1,100	1,046	54
Non-Same store portfolio	1,869	270	1,599
Total other property-related revenue	2,969	1,316	1,653
Total revenue	95,619	50,239	45,380
Property operating expenses
Same store portfolio	15,330	14,961	369
Non-Same store portfolio	17,338	3,704	13,634
Total property operating expenses	32,668	18,665	14,003
General and administrative expenses	11,856	5,449	6,407
Depreciation and amortization	30,192	15,311	14,881
Total operating expenses	74,716	39,425	35,291
Income from operations	20,903	10,814	10,089
Other (income) expense
Interest expense	16,052	15,628	424
Loss on early extinguishment of debt	914	1,020	(106)
Acquisition costs	4,192	8,363	(4,171)
Organizational and offering expenses	58	1,216	(1,158)
Non-operating expense (income)	256	—	256
Gain on sale of self storage properties	—	(1,427)	1,427
Other (income) expense	21,472	24,800	(3,328)
Net loss	(569)	(13,986)	13,417
Net loss attributable to noncontrolling interests	8,405	13,986	(5,581)
Net income (loss) attributable to National Storage Affiliates Trust	$7,836	$—	$7,836

Total Revenue
Our total revenue increased by $45.4 million, or 90.3%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase was primarily attributable to incremental rental revenue from 125 self storage properties we acquired between January 1, 2014 and September 30, 2015, an increase in average total portfolio occupancy from 85.6% to 87.6%, the acquisition of properties with higher rents, increased market rates, reduced discounting, and regular rental increases for in-place tenants.
Rental Revenue
Rental revenue increased by $43.7 million, or 89.4%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. The increase in rental revenue was primarily due to a $40.4 million increase in non-same store revenue which was attributable to incremental rental revenue of $23.1 million from 68 self storage properties acquired between January 1, 2014 and September 30, 2014, $7.4 million from 15 self storage properties acquired between October 1, 2014 and December 31, 2014, and $9.9 million from 42 self storage properties acquired during the nine months ended September 30, 2015. These increases were partially offset by a $0.1 million decrease in rental revenue related to a self storage property sold during the three months ended June 30, 2014. Same store portfolio revenues increased $3.3 million, or 8.4%, from an increase in average occupancy from 85.4% to 88.0%, and a 5.2% increase in same store average annualized rental revenue per occupied square foot from $9.42 to $9.91. The increase in same store average annualized rental revenue per occupied square foot was driven primarily by a combination of increased contractual lease rates and a reduction in discounts and concessions granted on new rentals.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $1.7 million, or 125.6%, for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014. This increase primarily resulted from a $1.6 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.9 million from 68 self storage properties acquired between January 1, 2014 and September 30, 2014, $0.3 million from 15 self storage properties acquired between October 1, 2014 and December 31, 2014, and $0.4 million from 42 self storage properties acquired during the nine months ended September 30, 2015.
Total Operating Expenses
Total operating expenses for the nine months ended September 30, 2015 were $74.7 million compared to $39.4 million for the nine months ended September 30, 2014, an increase of $35.3 million, or 89.5%. As discussed below, this change was primarily due to an increase of $14.0 million in property operating expenses, $6.4 million in general and administrative expenses, and $14.9 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $32.7 million for the nine months ended September 30, 2015 compared to $18.7 million for the nine months ended September 30, 2014, an increase of $14.0 million, or 75.0%. This increase resulted from a $13.6 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $7.3 million from 68 self storage properties acquired between January 1, 2014 and September 30, 2014, $2.4 million from 15 self storage properties acquired between October 1, 2014 and December 31, 2014, and $4.1 million from 42 self storage properties acquired during the nine months ended September 30, 2015. In addition, same store portfolio property operating expenses increased $0.4 million, or 2.5%, due to increases in bad debt expense and property taxes, partially offset by decreases in marketing costs and maintenance expenses.
General and Administrative Expenses
General and administrative expenses increased $6.4 million, or 117.6%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. This increase was primarily attributable to increases in (i) salaries and benefits of $2.8 million, consisting of $1.4 million related to additional personnel and $1.4 million associated with equity-based compensation, (ii) supervisory and administrative fees charged by our PROs of $2.5 million, and (iii) professional fees and other expenses of $1.1 million that were primarily related to increased audit and tax costs associated with the growth of our portfolio and periodic SEC reporting and other compliance matters.
Supervisory and administrative fees charged by our PROs totaled $5.4 million and $2.9 million for the nine months ended September 30, 2015 and 2014, respectively, an increase of $2.5 million. The increase was attributable to incremental fees related to the properties we acquired during the year ended December 31, 2014 and the nine months ended September 30, 2015.
Depreciation and Amortization
Depreciation and amortization increased $14.9 million, or 97.2%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. This increase was attributable to incremental depreciation expense of $6.1 million from 68 self storage properties acquired between January 1, 2014 and September 30, 2014, $2.0 million from 15 self storage properties acquired between October 1, 2014 and December 31, 2014, and $2.2 million from 42 self storage properties acquired during the nine months ended September 30, 2015. In addition, amortization of customer in-place leases increased $4.6 million from $5.2 million for the nine months ended September 30, 2014 to $9.8 million for the nine months ended September 30, 2015. Customer in-place leases are amortized over the 12-

month period following the respective acquisition dates of our self storage properties. As of September 30, 2015, the unamortized balance of customer in-place leases totaled $4.5 million.
Interest Expense
Interest expense increased $0.4 million, or 2.7%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase in interest expense was primarily due to $0.3 million of amortization of debt issuance costs and increases in weighted average borrowings outstanding, substantially offset by decreases in interest rates, amortization of debt premiums of $2.1 million, and the effect of non-designated interest rate swaps of $0.1 million.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.1 million, or 10.4%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The decrease was due to a $0.2 million decrease in prepayment penalties partially offset by $0.1 million increase in write-offs of unamortized issuance costs. Loss on early extinguishment of debt during the nine months ended September 30, 2015 relates to the payoff of several debt instruments in connection with the Company's initial public offering.
Acquisition Costs
Acquisition costs decreased $4.2 million, or 49.9%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. This decrease was primarily due to a decrease in consulting fees and other costs incurred to identify, qualify, and close acquisition properties with our PROs and other parties.
Organizational and Offering Expenses
Organizational and offering expenses decreased $1.2 million, or 95.2%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. This decrease was primarily attributable to audit fees incurred during the nine months ended September 30, 2014 associated with the operations of the properties acquired during 2014 for periods preceding the related contribution and formation transactions.
Gain on sale of self storage properties
Gain on sale of self storage properties totaled $1.4 million for the nine months ended September 30, 2014. In May 2014, we sold to an unrelated party one of the self-storage properties contributed by our predecessor. The gross selling price for the property was approximately $3.0 million and net proceeds from this sale were invested in the acquisition of another self-storage property in a tax-deferred exchange.
Net Loss Attributable to Noncontrolling Interests
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net loss attributable to noncontrolling interests was $8.4 million for the nine months ended September 30, 2015, compared to $14.0 million for the nine months ended September 30, 2014. Our entire net loss for the nine months ended September 30, 2014 was attributable to noncontrolling interests as we did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering.
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

The following table presents a reconciliation of net loss to FFO and Core FFO for the three and nine months ended September 30, 2015 and 2014 (in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,109	$(5,025)	$(569)	$(13,986)
Add (subtract):
Real estate depreciation and amortization	10,248	6,777	29,943	15,311
Gain on sale of self storage properties	—	(1)	—	(1,427)
FFO attributable to subordinated performance unitholders (1)	(3,898)	(2,197)	(10,317)	(4,249)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	8,459	(446)	19,057	(4,351)
Add:
Acquisition costs	2,874	3,092	4,192	8,363
Organizational and offering expenses	—	539	58	1,216
Loss on early extinguishment of debt	—	—	914	1,020
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$11,333	$3,185	$24,221	$6,248

Weighted average shares and units outstanding - FFO and Core FFO: (2)
Weighted average shares outstanding - basic	23,000	1	12,924	1
Weighted average restricted common shares outstanding	17	—	6	—
Weighted average OP units outstanding (3)	21,109	14,874	20,181	11,917
Weighted average DownREIT OP unit equivalents outstanding	1,432	177	1,411	60
Weighted average LTIP units outstanding (4)	2,243	—	1,273	—
Total weighted average shares and units outstanding - FFO and Core FFO	47,801	15,052	35,795	11,978

FFO per share and unit	$0.18	$(0.03)	$0.53	$(0.36)
Core FFO per share and unit	$0.24	$0.21	$0.68	$0.52

(1) Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented. For the three months ended September 30, 2014, these distributions were declared and paid to unitholders of record as of September 30, 2014 during the period subsequent to September 30, 2014, and therefore the amounts are not reflected in the historical financial statements for the periods presented.

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

(3) Amount for the nine months ended September 30, 2014 includes 2,060,711 OP units outstanding for the entire period which were issued in connection with the contribution of 65 self storage properties on April 1, 2014 by SecurCare Portfolio Holdings, LLC and SecurCare Value Properties, Ltd. (collectively, "NSA Predecessor"), entities whose principal owner is the Company's chief executive officer. For financial reporting purposes, NSA Predecessor contributions are reported as a reorganization of entities under common control whereby the contributed self storage properties are included in the Company's results of operations for the entirety of the nine months ended September 30, 2014 and have been recorded in the Company's financial statements at NSA Predecessor's depreciated historical cost basis.

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
The following table presents a reconciliation of net loss to NOI for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,109	$(5,025)	$(569)	$(13,986)
Add:
General and administrative expenses	4,056	2,315	11,856	5,449
Depreciation and amortization	10,341	6,777	30,192	15,311
Interest expense	4,246	5,459	16,052	15,628
Loss on early extinguishment of debt	—	—	914	1,020
Acquisition costs	2,874	3,092	4,192	8,363
Organizational and offering expenses	—	539	58	1,216
Gain on sale of self storage properties	—	(1)	—	(1,427)
Non-operating expense (income)	52	(3)	256	—
Net Operating Income	$23,678	$13,153	$62,951	$31,574

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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$2,109	$(5,025)	$(569)	$(13,986)
Add:
Depreciation and amortization	10,341	6,777	30,192	15,311
Interest expense	4,246	5,459	16,052	15,628
Loss on early extinguishment of debt	—	—	914	1,020
EBITDA	16,696	7,211	46,589	17,973
Add:
Acquisition costs	2,874	3,092	4,192	8,363
Organizational and offering expenses	—	539	58	1,216
Gain on sale of self storage properties	—	(1)	—	(1,427)
Equity-based compensation expense (1)	654	316	2,375	1,000
Adjusted EBITDA	$20,224	$11,157	$53,214	$27,125

(1) Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our consolidated statements of operations.

Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity and debt offerings, and debt financings including borrowings under our unsecured credit facility.
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
As of September 30, 2015, our credit facility provides for total borrowings of $550.0 million, consisting of a $200.0 million term loan and a $350.0 million revolving line of credit. As of September 30, 2015, we had $112.0 million of outstanding borrowings under our revolving line of credit, and we had the capacity to borrow $238.0 million, subject to the borrowing base calculation. The term loan matures in March 2018 and the revolving line of credit matures in March 2017. The term loan bears interest at one-month LIBOR plus 1.50% (an effective rate of 2.75% per annum as of September 30, 2015) and the revolving line of credit bears interest at one-month LIBOR plus 1.60% (an effective rate of 1.79% per annum as of September 30, 2015). As a result of our initial public offering, our secured credit facility became unsecured.
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
At September 30, 2015, we had $6.8 million in cash and cash equivalents and $3.8 million of restricted cash, a decrease in cash and cash equivalents of $2.2 million and an increase in restricted cash of $1.7 million from December 31, 2014. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements.
The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Cash Flows From Operating Activities
Cash provided by our operating activities was $37.6 million for the nine months ended September 30, 2015 compared to $11.2 million for the nine months ended September 30, 2014, an increase of $26.4 million. Our operating cash flow increased primarily due to 15 self storage properties that were acquired between October 2014 and December 2014 that generated cash flow for the entire nine months ended September 30, 2015, and an additional 42 self storage properties acquired during the nine months ended September 30, 2015. Because these 57 self storage properties were acquired after September 30, 2014, our operating results for the nine months ended September 30, 2014 were not impacted by them. The increase in our operating cash flows from these acquisitions was also due to lower cash payments for interest partially offset by higher cash payments for general and administrative expenses.

Cash Flows From Investing Activities
Cash used in investing activities was $138.5 million for the nine months ended September 30, 2015 compared to $179.4 million for the nine months ended September 30, 2014. The primary uses of cash for the nine months ended September 30, 2015 were for our acquisition of 42 self storage properties for cash consideration of $132.2 million, deposits of $3.3 million for assets to be acquired, and capital expenditures of $3.0 million. The primary uses of cash for the nine months ended September 30, 2014 were for our acquisition of 68 self storage properties for cash consideration of $165.9 million, deposits and advances of $1.1 million, loans to related parties of $12.8 million associated with subsequent self storage property acquisitions, and capital expenditures of $2.7 million.
Capital expenditures totaled $3.0 million and $2.7 million during the nine months ended September 30, 2015 and 2014, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2015	2014
Recurring capital expenditures	$1,649	$1,016
Revenue enhancing capital expenditures	703	—
Acquisitions capital expenditures	544	1,967
Total capital expenditures	2,896	2,983
Decrease (increase) in accrued capital spending	89	(295)
Capital expenditures per statement of cash flows	$2,985	$2,688

Cash Flows From Financing Activities
Cash provided by our financing activities was $98.7 million for the nine months ended September 30, 2015 compared to $166.2 million for the nine months ended September 30, 2014. Our sources of financing cash flows for the nine months ended September 30, 2015 primarily consisted of $278.1 million of proceeds from the completion of our initial public offering, as discussed further below, and $173.9 million of borrowings under our credit facility. Our primary uses of financing cash flows for the nine months ended September 30, 2015 were for principal payments on existing debt of $324.2 million, distributions to noncontrolling interests of $20.1 million, and distributions to common shareholders of $3.5 million. Our sources of financing cash flows for the nine months ended September 30, 2014 primarily consisted of $318.4 million of borrowings under our credit facility and unsecured term loan, and subscription proceeds of $0.4 million related to the issuance of OP Units. Our primary uses of financing cash flows for the nine months ended September 30, 2014 were for distributions to limited partners of our operating partnership of $7.2 million, principal payments on existing debt of $143.6 million, payments of $0.9 million for debt issuance costs, and payments of $0.5 million for costs related to our initial public offering.
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

As discussed in Note 1 to the condensed consolidated financial statements in Item 1, during the nine months ended September 30, 2015, we completed an initial public offering of 23,000,000 common shares, at a price of $13.00 per share, including shares issued pursuant to the underwriters' option to purchase additional shares which was exercised in full, and received net proceeds of $278.1 million, after deducting the underwriting discount and before additional expenses associated with the offering.
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
During the three months ended September 30, 2015, we acquired 15 self storage properties with an estimated fair value of approximately $106.6 million. Consideration for these acquisitions included approximately $84.7 million of net cash and the issuance of OP equity of approximately $10.2 million (consisting of 765,222 OP Units and 70,922 subordinated performance units), and included the assumption of outstanding mortgages with aggregate principal balances of $2.9 million and other liabilities. Certain of these self storage properties were acquired in DownREIT partnerships. The estimated fair value of noncontrolling interests associated with these partnerships was $8.3 million.
On September 2, 2015, our board of trustees declared a cash dividend and distribution, respectively, of $0.19 per common share and OP unit to shareholders and operating partnership unitholders of record as of September 30, 2015. Such distributions were paid on October 15, 2015.
On September 22, 2015, our board of trustees declared cash distributions of $3.9 million, in the aggregate, to subordinated performance unitholders of record as of September 30, 2015. Such distributions were paid on October 15, 2015.
In October 2015, the Company acquired 15 self storage properties with an estimated fair value of approximately $67.8 million. Consideration for these acquisitions included approximately $36.7 million of net cash, the assumption and subsequent repayment of approximately $23.6 million in outstanding mortgage debt, and the vesting of approximately $1.4 million of LTIP units (consisting of approximately 99,000 of the 522,900 unvested LTIP units which vest upon the acquisition of properties). Certain of these self storage properties were acquired in DownREIT partnerships. The estimated fair value of noncontrolling interests associated with these partnerships was $6.1 million.
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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of September 30, 2015, our operating partnership had an aggregate of $563.1 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of September 30, 2015, an aggregate of $143.1 million of such unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
The foregoing description of the allocation of operating cash flow between the OP unit holders and subordinated performance unit holders is used for purposes of determining distributions to holders of subordinated performance units but does not necessarily represent the operating cash flow that will be distributed to holders of OP units (or paid as dividends to holders of our common shares). Any distribution of operating cash flow allocated to the holders of OP units will be made at our discretion (and paid as dividends to holders of our common shares at the discretion of our board of trustees).

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
The foregoing allocation of capital transaction proceeds between the OP unit holders and subordinated performance unit holders is used for purposes of determining distributions to holders of subordinated performance units but does not necessarily represent the capital transaction proceeds that will be distributed to holders of OP units (or paid as dividends to holders of our common shares). Any distribution of capital transaction proceeds allocated to the holders of OP units will be made at our discretion (and paid as dividends to holders of our common shares at the discretion of our board of trustees).
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
As of September 30, 2015, we had $112.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $1.1 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), other than those described below, during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2015, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, except as previously disclosed in Current Reports on Form 8-K.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
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

10.7*	Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements)
10.8*
Increase Agreement, dated as of August 13, 2015, by and among NSA OP, LP and certain of its Subsidiaries party to the Credit Agreement, as Borrowers, National Storage Affiliates Trust and National Storage Affiliates Holdings, LLC, as Guarantors, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent for the Lenders

10.9*
First Amendment to Credit Agreement, Termination, Release and Consent, dated as of August 13, 2015, by and among NSA OP, LP and certain of its Subsidiaries party to the Credit Agreement, as Borrowers, National Storage Affiliates Trust and National Storage Affiliates Holdings, LLC, as Guarantors, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent for the Lenders

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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, tagged in XBRL: ((i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: November 10, 2015