Form 10-K
period 2015-12-31
National Storage Affiliates Trust
filed 2016-03-10
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-37351
National Storage Affiliates Trust
(Exact name of Registrant as specified in its charter)

Maryland	46-5053858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 DTC Parkway
Suite 200
Greenwood Village, Colorado 80111
(Address of principal executive offices) (Zip code)
(720) 630-2600
(Registrant's telephone number including area code)

Title of each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $285.0 million as of June 30, 2015. As of March 9, 2016, 23,015,751 common shares of beneficial interest, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference
Portions of National Storage Affiliates Trust's definitive proxy statement to be issued in conjunction with National Storage Affiliates Trust's annual meeting of shareholders to be held May 26, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This Annual Report on Form 10-K of National Storage Affiliates Trust includes the results of operations and financial condition of National Storage Affiliates Trust and its consolidated subsidiaries (the "Company", "NSA," "we," "our", and "us") prior to the completion of the Company's initial public offering on April 28, 2015 and certain of its formation transactions, which occurred on or subsequent to April 28, 2015. As a result, the consolidated and combined financial statements included in this report are not necessarily indicative of subsequent results of operations, cash flows or financial position of the Company.

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
Statements regarding the following subjects, among others, may be forward-looking:

•	market trends in our industry, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	the acquisition of properties, including the timing of acquisitions;

•	our relationships with, and our ability and timing to attract additional, participating regional operators ("PROs");

•	our ability to effectively align the interests of our PROs with us and our shareholders;

•	the integration of our PROs and their contributed portfolios into the Company, including into our financial and operational reporting infrastructure and internal control framework;

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

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities;

•	economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets;

•	projected capital expenditures;

•	the impact of technology on our products, operations, and business;

•	the implementation of our technology and best practices programs (including our ability to effectively implement our integrated Internet marketing strategy);

•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to qualify, and maintain our qualification, as a real estate investment trust for U.S. federal income tax purposes ("REIT");

•	availability of qualified personnel;

•
the timing of conversions of subordinated performance units in NSA OP, LP (our "operating partnership") into common equity interests in our operating partnership and the conversion ratio in effect at such time;

•	estimates relating to our ability to make distributions to our shareholders in the future; and

•	our understanding of our competition.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the section entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in Item 1, Item 1A, Item 2 and Item 7, respectively, of this Annual Report on Form 10-K and the other documents we file from time to time with the Securities and Exchange Commission. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We intend to elect to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2015, we owned a geographically diversified portfolio of 277 self storage properties, located in 16 states, comprising approximately 15.8 million rentable square feet, configured in approximately 123,000 storage units. According to the 2016 Self-Storage Almanac, we are the sixth largest owner and operator of self storage properties in the United States based on number of properties, self storage units, and rentable square footage.
We completed our initial public offering in the second quarter 2015, in which we sold 23,000,000 shares of the Company's common shares of beneficial interest, $0.01 par value per share ("common shares"), at a price of $13.00 per share, which includes 3,000,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional shares. These transactions resulted in net proceeds to us of approximately $278.1 million, after deducting the underwriting discount and before additional expenses associated with the offering. We primarily used the net proceeds from our initial public offering to repay outstanding indebtedness and to complete our formation transactions through the acquisition of self storage properties and for general corporate purposes. Our common shares are listed on the New York Stock Exchange under the symbol "NSA."
Our chairman and chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our participating regional operators ("PROs"), with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' contributed portfolios. A key component of this strategy is to capitalize on the local market expertise and knowledge of regional self storage operators by maintaining the continuity of their roles as property managers.
We believe that our structure creates the right financial incentives to accomplish these objectives. We require our PROs to exchange the self storage properties they contribute to the Company for a combination of common equity interests ("OP units") and subordinated performance units ("subordinated performance units") in our operating partnership or subsidiaries of our operating partnership that issue units intended to be economically equivalent to the OP units and subordinated performance units issued by our operating partnership ("DownREIT partnerships"). OP units, which are economically equivalent to our common shares, create alignment with the performance of the Company as a whole. Subordinated performance units, which are linked to the performance of specific contributed portfolios, incentivize our PROs to drive operating performance and support the sustainability of the operating cash flow generated by the contributed self storage properties that they continue to manage on our behalf. Because subordinated performance unit holders receive distributions only after portfolio-specific minimum performance thresholds are satisfied, subordinated performance units play a key role in aligning the interests of our PROs with us and our shareholders. Our structure thus offers PROs a unique opportunity to serve as regional property managers for their contributed properties and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. We believe our structure provides us with a competitive growth advantage over self storage companies that do not offer property owners the ability to participate in the performance and potential future growth of their contributed portfolios.
We believe that our national platform has significant potential for continued external and internal growth. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. We are currently engaged in preliminary discussions with additional self storage operators and believe that we could add one to three additional PROs annually over the next three to five years. These additional operators will enhance our existing geographic footprint and allow us to enter regional markets in which we currently have limited or no market share.
Our PROs
The Company had six PROs as of December 31, 2015: SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), and Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"). In February 2016, we entered into definitive agreements with entities related to Hide-Away Storage Services, Inc. ("Hide-Away") to add Hide-Away as our seventh PRO. The transaction is expected to close early in the second quarter of 2016, following the satisfaction of customary closing conditions. To capitalize on their recognized and established local brands, our PROs continue to function as property managers for their contributed properties under their existing brands (which include various brands in addition to those discussed below). Over the long-run, we may seek to brand or co-brand each location as part of NSA.

•
SecurCare, which is headquartered in Lone Tree, Colorado, has been operating since 1988 and is one of our PROs responsible for covering the mountain and southeast regions. SecurCare provided property management services to 134 of our properties located in California, Colorado, Florida, Georgia, Kentucky, Louisiana, Mississippi, North Carolina, Oklahoma, South Carolina and Texas as of December 31, 2015. In January and February 2016, we acquired 10 additional properties in Colorado, Oklahoma, and Indiana that SecurCare will manage. SecurCare is currently managed by David Cramer, who has worked in the self storage industry for more than 17 years. Mr. Cramer is our mountain and southeast regional president and also leads our Technology and Best Practices Group.

•
Northwest, which is headquartered in Portland, Oregon, is our PRO responsible for covering the northwest region. Northwest provided property management services to 65 of our properties located in Oregon and Washington as of December 31, 2015. Northwest is run by Kevin Howard, who founded the company over 30 years ago. Mr. Howard is our northwest regional president and is recognized in the industry for his successful track record as a self storage specialist in the areas of design and development, operation and property management, consultation, and brokerage.

•
Optivest, which is based in Dana Point, California, is one of our PROs responsible for covering the southwest region. Optivest managed 29 of our properties located in Arizona, California, Nevada, New Hampshire and Texas as of December 31, 2015. In February 2016, we acquired five additional properties in New Hampshire that Optivest will manage. Optivest is run by its co-founder, Warren Allan, who has more than 25 years of financial and operational management experience in the self storage industry. Mr. Allan is our southwest regional president and is recognized as a self storage acquisition and development specialist.

•
Guardian, which is based in Irvine, California, is one of our PROs responsible for covering portions of the southern California region and the Arizona market. Guardian managed 34 of our properties located in California and Arizona as of December 31, 2015. This operator is led by John Minar, who has over 30 years of self storage acquisition and operational management experience. Mr. Minar is our southern California regional president and brings close to 40 years of real estate acquisition, rehabilitation, ownership, and development experience to the Company.

•
Move It, which is based in Dallas, Texas, is one of our PROs responsible for covering certain portions of the Texas market. Move It managed 12 of our properties in Texas as of December 31, 2015. In January 2016, we acquired one additional property in Texas that Move It will manage. This operator is led by its founder, Tracy Taylor, who has more than 40 years of experience in self storage development, acquisition and management. Mr. Taylor is our Texas market executive vice president and is currently on the board of directors for the Large Owners Council of the Self Storage Association.

•
Storage Solutions, based in Chandler, Arizona, is our PRO responsible for covering most of the Arizona market. Storage Solutions managed three of our properties in Arizona as of December 31, 2015. This operator is led by its founder, Bill Bohannan, who is one of the largest operators in Phoenix and has more than 34 years of self storage acquisition, development and management experience. Mr. Bohannan is our Arizona market executive vice president and is recognized in the industry as a self storage acquisition, development and management specialist.

•
Hide-Away is expected to become our PRO responsible for covering the western Florida market upon the closing of our transaction with Hide-Away and its related entities, which is expected to occur early in the second quarter of 2016. Based in Sarasota, Florida, Hide-Away is expected to manage 14 of our properties in western Florida. This operator is led by its founder, Stephen A. Wilson, one of the early developers of the self storage business, who has served for more than 35 years as the President of Hide-Away and its related entities, and is a former Chairman of the national Self-Storage Association.

Each PRO representative who serves as regional president or executive vice president of the Company receives no compensation from us for serving in these roles. We benefit from the local market knowledge and active presence of our PROs, allowing us to build and foster important customer and industry relationships. These local relationships provide attractive off-market acquisition opportunities that we believe will continue to fuel additional external growth. Newly acquired properties are integrated into our national platform and managed by our PROs.
Our PROs have collectively contributed the majority of their properties to the Company. We believe our structure allows our PROs to optimize their established property management platforms while addressing financial and operational hurdles. Before joining us, our PROs faced challenges in securing low cost capital and had to manage multiple investors and lending relationships, making it difficult to compete with larger competitors, including public REITs, for acquisition and investment opportunities. Our PROs were also limited in their ability to raise growth capital through the sale of assets, a portfolio refinancing, or capital contributions from new equity partners. Serving as our on-the-ground acquisition teams, our PROs now have access to our broader financing sources and lower cost of capital, while our national platform allows them to benefit from our economies of scale to drive operating efficiencies in a rapidly evolving, technology-driven industry.
Acquisition and Disposition Activity
We acquired 58 self storage properties during the year ended December 31, 2015, and 83 self storage properties during the year ended December 31, 2014. We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that are less sensitive to the fluctuations of the general economy. A complete listing of, and additional information about, our self storage properties is included in Item 2 of this Report.

The following is a summary of our 2015 and 2014 acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
2015 Acquisitions:
California	25	14,187	1,872,646	$159,802
North Carolina	11	5,288	681,528	58,233
Louisiana	5	2,192	298,710	16,500
Arizona	4	2,024	222,788	23,270
Texas	3	1,054	155,889	10,050
South Carolina	2	724	96,780	6,694
Georgia	2	607	95,873	8,050
Florida	2	696	80,556	4,912
Other(1)	4	1,698	204,420	25,495
Total	58	28,470	3,709,190	$313,006

2014 Acquisitions:
California	21	12,593	1,522,705	$190,171
Oregon	24	10,077	1,268,079	116,337
Texas	14	8,084	1,250,804	69,072
Arizona	7	4,151	520,881	44,151
Washington	8	2,933	361,436	29,617
North Carolina	4	1,585	205,384	11,175
Other(2)	5	2,721	337,015	18,571
Total	83	42,144	5,466,304	$479,094

(1) Self storage properties in other states acquired during the year ended December 31, 2015 include Kentucky, Oregon, New Hampshire, and Washington.
(2) Self storage properties in other states acquired during the year ended December 31, 2014 include Georgia, New Hampshire, and Nevada.
In May 2014, we sold to an unrelated party one of the self storage properties contributed by the combined subsidiaries of SecurCare Self Storage, Inc. ("our predecessor"). The gross selling price for the property sold was approximately $3.0 million and net proceeds from this sale were invested in the acquisition of another self storage property in a tax-deferred exchange.
Our Competitive Strengths
We believe our unique PRO structure allows us to differentiate ourselves from other self storage operators, and the following competitive strengths enable us to effectively compete against our industry peers:
High Quality Properties in Key Growth Markets.    We owned a geographically diversified portfolio of 277 self storage properties, located in 16 states, comprising approximately 15.8 million rentable square feet, configured in approximately 123,000 storage units, as of December 31, 2015. Over 70% of our portfolio is located in the top 100 MSAs, based on our 2015 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
Differentiated, Growth-Oriented Strategy Focused on Established Operators.    We are a self storage REIT with a unique structure that supports our differentiated external growth strategy. Our structure appeals to operators who are looking for access to growth capital while maintaining an economic stake in the self storage properties that each has contributed to the Company and continues to manage on our behalf. These attributes entice operators to join the Company rather than sell their properties for cash consideration. Our strategy is to attract operators who are confident in the future performance of their properties and desire to participate in the growth of the Company. We are focused on recruiting established institutional operators across the United States with a history of efficient property management and a track record of successful acquisitions. Our structure and differentiated strategy have enabled us to build a substantial captive pipeline from existing operators as well as potentially create external growth from the recruitment of additional PROs.
Integrated Platform Utilizing Advanced Technology for Enhanced Operational Performance and Best Practices.    Our national platform allows us to capture cost savings through integration and centralization, thereby eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs. As compared to a stand-alone operator, our national platform has greater access to lower-cost capital, reduced Internet marketing costs per customer lead, discounted property insurance expense, and reduced overhead costs. In addition, the Company has sufficient scale for national and bulk purchasing and has centralized various functions, including financial reporting, call center operations, a national credit card processing program, marketing, information technology, legal support, and capital market functions, to achieve substantial cost savings over smaller, individual operators.
Our national platform utilizes advanced technology for our data warehouse program, Internet marketing (including through GoStorageUnits.com, which is owned by the Company), our centralized call center, financial and property analytic dashboards, revenue optimization analytics and expense management tools to enhance operational performance. These centralized programs, which are run through our Technology and Best Practices Group, are positively impacting our business performance, and we believe that they will be a driver of organic growth going forward. We will utilize our Technology and Best Practices Group to help us benefit from the collective sharing of key operating strategies among our PROs in areas like human resource management, local marketing and operating procedures and building tenant insurance-related arrangements.
Aligned Incentive Structure with Shareholder Downside Protection.    Our structure promotes operator accountability as subordinated performance units issued to our PROs in exchange for the contribution of their properties are entitled to distributions only after those properties satisfy minimum performance thresholds. In the event of a material reduction in operating cash flow, distributions on our subordinated performance units will be reduced disproportionately to distributions on our common shares held by our common shareholders. In addition, we expect our PROs will generally co-invest subordinated equity in the form of subordinated performance units in each acquisition that they source, and the value of these subordinated performance units will fluctuate with the performance of their contributed properties. Therefore, our PROs are incentivized to select acquisitions that are expected to exceed minimum performance thresholds, thereby increasing the value of their subordinated equity stake. We expect that our shareholders will benefit from the higher levels of property performance that our PROs are incentivized to deliver.
Our Business and Growth Strategies
By capitalizing on our competitive strengths, we seek to increase scale, achieve optimal revenue-producing occupancy and rent levels, and increase long-term shareholder value by achieving sustainable long-term growth. Our business and growth strategies to achieve these objectives are as follows:
Increase Occupancy.    Other public self storage REITs operate at a weighted average occupancy level which we believe is at or near optimal revenue-producing occupancy as of December 31, 2015. Our portfolio occupancy was 88.5% as of December 31, 2015, reflecting a gap compared to the average occupancy of the other public self storage REITs. Through utilization of our centralized call center, integrated Internet marketing strategies and best practices protocols, we expect our PROs will be able to increase rental conversion rates resulting in increasing occupancy levels.
Maximize Property Level Cash Flow.    We strive to maximize the cash flows at our properties by leveraging the economies of scale provided by our national platform, including through the implementation of new ideas derived from our Technology and Best Practices Group. We believe that our unique PRO structure, centralized infrastructure and efficient national platform will enable us to achieve optimal market rents and occupancy, reduce operating expenses and increase the sale by our PROs of ancillary products and services, including tenant insurance, of which we receive a portion of the proceeds, truck rentals and packing supplies.
Acquire Built-in Captive Pipeline of Target Properties from Existing PROs.    We have an attractive, high quality potential acquisition pipeline (our "captive pipeline") of over 100 self storage properties valued at over $700 million that we anticipate will drive our future growth. We consider a property to be in our captive pipeline if it (i) is under a management service agreement with one of our PROS, (ii) meets our property quality criteria, and (iii) is either required to be offered to us under the applicable facilities portfolio management agreement or a PRO has a reasonable basis to believe that the controlling owner of the property intends to sell the property in the next seven years.

Our PROs have management service agreements with all of the properties in our captive pipeline and hold controlling and non-controlling ownership interests in some of these properties. With respect to each property in our captive pipeline in which a PRO holds a controlling ownership interest, such PRO has agreed that it will not transfer (or permit the transfer of, to the extent possible) any interest in such self storage property without first offering or causing to be offered (if permissible) such interest to us. In addition, upon maturity of the outstanding mortgage indebtedness encumbering such property or if no such indebtedness is in place, so long as occupancy is consistent with or exceeds average local market levels, which we determine in our sole discretion, such PRO has agreed to offer or cause to be offered (if permissible) such interest to us. With respect to captive pipeline properties in which our PROs have a non-controlling ownership interest or no ownership interest, each PRO has agreed to use commercially reasonable good faith efforts to facilitate our purchase of such property. We preserve the discretion to accept or reject any of the properties that our PROs are required to, or elect to, offer (or cause to be offered) to us.
There can be no assurance as to whether we will acquire any of these properties or the actual timing of any such acquisitions. Each captive pipeline property is subject to additional due diligence and the determination by us to pursue the acquisition of the property. In addition, with respect to the captive pipeline properties in which our PROs have a non-controlling ownership interest or no ownership interest, the current owner of each property is not required to offer such property to us and there can be no assurance that we will acquire these properties.
Access Additional Off-Market Acquisition Opportunities.    Our PROs and their "on-the-ground" personnel have established an extensive network of industry relationships and contacts in their respective markets. Through these local connections, our PROs are able to access acquisition opportunities that are not publicly marketed or sold through auctions. Our structure incentivizes our PROs to source acquisitions in their markets and consolidate these properties into the Company. Other public self storage companies generally have acquisition teams located at their central offices, which in many instances are far removed from regional and local markets. We believe our operators' networks and close familiarity with the other operators in their markets provide us clear competitive advantages in identifying and selecting attractive acquisition opportunities. Our PROs have already sourced 63 acquisitions as of December 31, 2015, comprising approximately 4.4 million rentable square feet within our portfolio.
Recruit Additional New PROs in Target Markets.    We intend to continue to execute on our external growth strategy through additional acquisitions and contributions from future PROs in key markets. We believe there is significant opportunity for growth through consolidation of the highly fragmented composition of the market. We believe that future operators will be attracted to our unique structure, providing them with lower cost of capital, better economies of scale, and greater operational and overhead efficiencies while preserving their existing property management platforms. We intend to add additional PROs to complement our existing geographic footprint and to achieve our goal of creating a highly diversified nationwide portfolio of properties focused in the top 100 MSAs. When considering a PRO candidate, we consider various factors, including the size of the potential PRO's portfolio, the quality and location of its properties, its market exposure, its operating expertise, its ability to grow its business, and its reputation with industry participants.
Our Financing Strategy
We expect to maintain a flexible approach in financing new property acquisitions. Future property acquisitions may entail the issuance of OP units, subordinated performance units or other equity securities. In general, we expect to fund our property acquisitions through a combination of borrowings under bank credit facilities (including term loans and revolving facilities), property-level debt and public and private equity and debt issuances. As of December 31, 2015, our unsecured credit facility (the "credit facility") provides for total borrowings of $550.0 million, consisting of a $200.0 million senior term loan (the "term loan") and a $350.0 million senior revolving credit facility (the "revolving line of credit"). As of December 31, 2015, we had the entire term loan amount drawn and we had $188.0 million of outstanding borrowings under the revolving line of credit, and the capacity to borrow an additional $162.0 million, subject to the borrowing base calculation. Furthermore, we are currently engaged in discussions with lenders to expand our credit facility during 2016 to provide for a total borrowing capacity of $600 million, including an additional expansion option, which, if exercised, would provide for a total borrowing capacity of $1.0 billion. This expansion is also expected to extend the maturity dates of our current credit facility and include customary market terms and covenants. There can be no assurance as to whether we will close the expansion of our credit facility or the actual timing of any such expansion.
We expect to employ leverage in our capital structure in amounts determined from time to time by our board of trustees. Although our board of trustees has not adopted a policy which limits the total amount of indebtedness that we may incur, it will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed and variable-rate, and in making financial decisions, including, among others, the following:

•	the interest rate of the proposed financing;

•	the extent to which the financing impacts our flexibility in managing our properties;

•	prepayment penalties and restrictions on refinancing;

•	the purchase price of properties we acquire with debt financing;

•	our long-term objectives with respect to the financing;

•	our target investment returns;

•	the ability of particular properties, and the Company as a whole, to generate cash flow sufficient to cover expected debt service payments;

•	overall level of consolidated indebtedness;

•	timing of debt maturities;

•	provisions that require recourse and cross-collateralization;

•	corporate credit ratios including debt service coverage, debt to total market capitalization and debt to undepreciated assets; and

•	the overall ratio of fixed- and variable-rate debt.
Our indebtedness may be recourse, non-recourse or cross-collateralized. If the indebtedness is non-recourse, the collateral will be limited to the particular properties to which the indebtedness relates. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens on our properties, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to refinance investments, including the redevelopment of existing properties, for general working capital or for other purposes when we believe it is advisable.
Corporate Governance Profile
We have structured our corporate governance in a manner we believe closely aligns our interests with those of our shareholders. Notable features of our corporate governance structure include the following:

•	our board of trustees is not staggered, with each of our trustees subject to re-election annually;

•
our board or trustees has determined that five of the eight persons who serve on our board of trustees are independent for purposes of the New York Stock Exchange ("NYSE") corporate governance listing standards and Rule 10A-3 under the Exchange Act;

•	to avoid actual and perceived conflicts of interests between us and our PROs, certain decisions of our board of trustees must also be approved by a majority of our independent trustees;

•	at least one of our trustees qualifies as an "audit committee financial expert" as defined by the SEC;

•
we have opted out of the control share acquisition statute in the Maryland General Corporation Law (the "MGCL") and have exempted from the business combinations statute in the MGCL transactions between us and (1) any other person, provided that the business combination is first approved by our board of trustees (including a majority of trustees who are not affiliates or associates of such person), (2) Arlen D. Nordhagen and any of his affiliates and associates and (3) any person acting in concert with the foregoing;

•
we do not have a shareholder rights plan and our board of trustees has adopted a policy that our board may not adopt any shareholder rights plan unless the adoption of the plan has been approved by shareholders representing a majority of the votes cast on the matter by shareholders entitled to vote on the matter, except that our board of trustees may adopt a shareholder rights plan without the prior approval of our shareholders if our board, in the exercise of its duties, determines that seeking prior shareholder approval would not be in our best interests under the circumstances then existing. The policy further provides that if a shareholder rights plan is adopted by our board without the prior approval of our shareholders, the shareholder rights plan will expire on the date of the first annual meeting of shareholders held after the first anniversary of the adoption of the plan, unless an extension of the plan is approved by our common shareholders.

•	we have opted out of the unsolicited takeover (Title 3, Subtitle 8) provisions of the MGCL (which we may not opt into without the approval of our shareholders).
In order to foster the highest standards of ethics and conduct in all business relationships, we have adopted a Code of Business Conduct and Ethics policy. This policy, which covers a wide range of business practices and procedures, applies to our officers, trustees, and employees. Our Code of Business Conduct and Ethics is available in the Corporate Governance section of our website at http://www.nationalstorageaffiliates.com/.
Dividend Reinvestment Plan
In the future, we may adopt a dividend reinvestment plan that will permit shareholders who elect to participate in the plan to have their cash dividends reinvested in additional common shares.
Regulation
General
Generally, self storage properties are subject to various laws, ordinances and regulations, including those relating to lien sale rights and procedures, public accommodations, insurance, and the environment. Changes in any of these laws, ordinances or regulations could increase the potential liability existing or created by tenants or others on our properties. Laws, ordinances, or regulations affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of self storage sites or other impairments to operations, which would adversely affect our cash flows from operating activities.
Under the the Americans with Disabilities Act of 1990 ("the ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws also exist that may require modifications to properties, or restrict certain further renovations thereof, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, and in substantial capital expenditures. To the extent our properties are not in compliance, we are likely to incur additional costs to comply with the ADA.
Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.
Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended (the "CERCLA"), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials at one or more of our properties. CERCLA and comparable state laws typically impose strict joint and several liabilities without regard to whether a company knew of or caused the release of hazardous substances. The liability for the entire cost of clean-up could be imposed upon any responsible party. For additional information on environmental matters and regulation, see "Item 1A. Risk Factors—Risks Related to Our Business—Environmental compliance costs and liabilities associated with operating our properties may affect our results of operations."
Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state.
Changes in any of the laws governing our conduct could have an adverse impact on our ability to conduct our business or could materially affect our financial position, operating income, expense or cash flow.
REIT Qualification
We intend to elect to qualify as a REIT under the Internal Revenue Code of 1986, as amended, (the "Code"), commencing with our taxable year ended on December 31, 2015. We generally will not be subject to U.S. federal income tax on our net taxable income to the extent that we distribute annually all of our net taxable income to our shareholders and maintain our intended qualification as a REIT. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and we expect that our intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To qualify, and maintain our qualification, as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we still may be subject to some U.S. federal, state and local taxes on our income or property. In addition, subject to maintaining our qualification as a REIT, a portion of our business is conducted through, and a portion of our income is earned by, one or more taxable REIT subsidiaries ("TRSs"), which are subject to U.S. federal corporate income tax at regular rates. Distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by us from a TRS.
Recent U.S. Federal Income Tax Legislation
On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans From Tax Hikes Act of 2015 (the "PATH Act"). The PATH Act changes certain of the rules affecting REIT qualification and taxation of REITs and REIT shareholders, which are briefly summarized below.

•	For taxable years beginning after 2017, the percentage of a REIT's total assets that may be represented by securities of one or more TRSs is reduced from 25% to 20%.

•
"Publicly offered REITs" (which generally include any REIT required to file annual and periodic reports with the SEC, including us) are no longer subject to the preferential dividend rules for taxable years beginning after 2014.

•
For taxable years beginning after 2015, debt instruments issued by publicly offered REITs are qualifying assets for purposes of the 75% REIT asset test. However, no more than 25% of the value of a REIT's assets may consist of debt instruments that are issued by publicly offered REITs that are not otherwise treated as real estate assets, and interest on debt of a publicly offered REIT will not be qualifying income under the 75% REIT gross income test unless the debt is secured by real property.

•
For taxable years beginning after 2015, to the extent rent attributable to personal property is treated as rents from real property (because rent attributable to the personal property for the taxable year does not exceed 15% of the total rent for the taxable year for such real and personal property), the personal property will be treated as a real estate asset for purposes of the 75% REIT asset test. Similarly, debt obligation secured by a mortgage on both real and personal property will be treated as a real estate asset for purposes of the 75% asset test, and interest thereon will be treated as interest on an obligation secured by real property, if the fair market value of the personal property does not exceed 15% of the fair market value of all property securing the debt.

•
For taxable years beginning after 2014, the period during which dispositions of properties with net built-in gains from C corporations in carry-over basis transactions will trigger the built-in gains tax is reduced from ten years to five years.

•
For taxable years beginning after 2015, a 100% excise tax will apply to "redetermined services income," i.e., non-arm's-length income of a REIT's TRS attributable to services provided to, or on behalf of, the REIT (other than services provided to REIT tenants, which are potentially taxed as redetermined rents).

•
The rate of withholding tax applicable under FIRPTA to certain sales and other dispositions of U.S. real property interests ("USRPIs") by non-U.S. persons, and certain distributions from corporations whose stock may constitute a USRPI, is increased from 10% to 15% for dispositions and distributions occurring after February 16, 2016.

•
For dispositions and distributions on or after December 18, 2015, the stock ownership thresholds for exemption from FIRPTA taxation on sale of stock of a publicly traded REIT and for recharacterizing capital gain dividends received from a publicly traded REIT as ordinary dividends is increased from not more than 5% to not more than 10%.

•	Effective December 18, 2015, certain look-through, presumption, and other rules will apply for purposes of determining if we qualify as domestically controlled.

•
For dispositions and distributions after December 18, 2015, certain "qualified foreign pension funds" satisfying certain requirements, as well as entities that are wholly owned by a qualified foreign pension fund, are exempt from income and withholding taxes applicable under FIRPTA. In addition, new FIRPTA rules apply to ownership of REIT shares by "qualified shareholders," which generally include publicly traded non-U.S. stockholders meeting certain requirements.

Competition
We compete with many other entities engaged in real estate investment activities for customers and acquisitions of self storage properties and other assets, including national, regional, and local owners, operators, and developers of self storage properties. We compete based on a number of factors including location, rental rates, security, suitability of the property's design to prospective tenants' needs, and the manner in which the property is operated and marketed. We believe that the primary competition for potential customers comes from other self storage properties within a three to five mile radius. We have positioned our properties within their respective markets as high-quality operations that emphasize tenant convenience, security, and professionalism.
We also may compete with numerous other potential buyers when pursuing a possible property for acquisition, which can increase the potential cost of a project. These competing bidders also may possess greater resources than us and therefore be in a better position to acquire a property. However, our use of OP units and subordinated performance units as transactional currency allows us to structure our acquisitions in tax-deferred transactions. As a result, potential targets who are tax-sensitive might favor us as a suitor.
Our primary national competitors in many of our markets for both tenants and acquisition opportunities include local and regional operators, institutional investors, private equity funds, as well as the other public self storage REITS, including Public Storage, Cubesmart, Extra Space Storage Inc. and Sovran Self Storage, Inc.  These entities also seek financing through similar channels to the Company. Therefore, we will continue to compete for institutional investors in a market where funds for real estate investment may decrease.
Employees
As of December 31, 2015, the Company had 18 employees, which does not include persons employed by our PROs. As of December 31, 2015, our PROs, collectively, had over 600 full-time and part-time employees involved in management, operations, and reporting with respect to our self storage property portfolio.
Available Information
We file registration statements, proxy statements, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those statements and reports with the Securities and Exchange Commission (the "SEC"). Investors may obtain copies of these statements and reports by visiting the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC's website at www.sec.gov. Our statements and reports and any amendments to any of those statements and reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable on our website at www.nationalstorageaffiliates.com. The information contained on our website is not incorporated into this Annual Report on Form 10-K. Our common shares are listed on the New York Stock Exchange under the symbol "NSA."
Item 1A. Risk Factors
 An investment in our common shares involves a high degree of risk. Before making an investment decision, you should carefully consider the following risk factors, together with the other information contained in this Annual Report on Form 10-K. If any of the risks discussed in this Annual Report on Form 10-K occurs, our business, financial condition, liquidity and results of operations could be materially and adversely affected.
Risks Related to Our Business
Adverse economic or other conditions in the markets in which we do business and more broadly could negatively affect our occupancy levels and rental rates and therefore our operating results.
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in California, Oregon, Texas, Oklahoma and North Carolina, which accounted for approximately 22%, 21%, 15%, 9% and 9%, respectively, of our revenues for the year ended December 31, 2015, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represented a significant concentration of our 2015 revenues. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:

•	business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics;

•	periods of economic slowdown or recession, declining demand for self storage or the public perception that any of these events may occur;

•	local or regional real estate market conditions, such as competing properties, the oversupply of self storage or a reduction in demand for self storage in a particular area; and

•	perceptions by prospective tenants of the safety, convenience and attractiveness of our properties and the neighborhoods in which they are located.
We are also susceptible to the effects of adverse macro-economic events and business conditions that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.
We may not be successful in identifying and consummating suitable acquisitions, adding additional suitable new PROs, or integrating and operating such acquisitions, including integrating them into our financial and operational reporting infrastructure and internal control framework in a timely manner, which may impede our growth.
Our ability to expand through acquisitions is integral to our business strategy and requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable properties or other assets that meet our acquisition criteria or in consummating acquisitions on satisfactory terms or at all. Failure to identify or consummate acquisitions will slow our growth, which could in turn adversely affect our share price.
For the potential acquisitions in our captive pipeline, we have not entered into negotiations with the respective owners of these properties and there can be no assurance as to whether we will acquire any of these properties or the actual timing of any such acquisitions. Each captive pipeline property is subject to additional due diligence and the determination by us to pursue the acquisition of the property. In addition, with respect to the captive pipeline properties in which our PROs have a non-controlling ownership interest or no ownership interest, the current owner of each property is not required to offer such property to us and there can be no assurance that we will acquire these properties.
Our ability to acquire properties on favorable terms and successfully integrate and operate them, including integrating them into our financial and operational reporting infrastructure in a timely manner, may be constrained by the following significant risks:

•
we face competition from national (e.g., large public and private self storage companies, institutional investors and private equity funds), regional and local owners, operators and developers of self storage properties, which may result in higher property acquisition prices and reduced yields;

•	we may not be able to achieve satisfactory completion of due diligence investigations and other customary closing conditions;

•	we may fail to finance an acquisition on favorable terms or at all;

•	we may spend more time and incur more costs than budgeted to make necessary improvements or renovations to acquired properties;

•
we may experience difficulties in effectively integrating the financial and operational reporting systems of the properties or portfolios we acquire into (or supplanting such systems with) our financial and operational reporting infrastructure and internal control framework in a timely manner; and

•
we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties.
We face competition for tenants and the acquisition of self storage properties, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.
We compete with many other entities engaged in real estate investment activities for tenants and acquisitions of self storage properties, including national, regional and local owners, operators and developers of self storage properties. Our primary national competitors for both tenants in many of our markets and for acquisition opportunities are the large public and private self storage companies, institutional investors, and private equity funds. Actions by our competitors may decrease or prevent increases in the occupancy and rental rates, while increasing the operating expenses of our properties. These competitors may also drive up the price we pay for self storage properties or other assets we seek to acquire or may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive bidders because they may have greater resources, may be willing to pay more or may have a more compatible operating philosophy. The number of entities and the amount of funds competing for suitable investment properties may increase in the future. This competition may result in higher property acquisition prices and reduced yields.
Rental revenues are significantly influenced by demand for self storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.
Because our portfolio of properties consists primarily of self storage properties, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by ongoing weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self storage properties in an area and the excess amount of self storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our operating results, ability to satisfy debt service obligations and ability to make cash distributions to our shareholders.
Increases in taxes and regulatory compliance costs may reduce our income and adversely impact our cash flows.
Increases in income or other taxes generally are not passed through to tenants under leases and may reduce our net income, funds from operations ("FFO"), cash flows, financial condition, ability to pay or refinance our debt obligations, ability to make cash distributions to shareholders, and the trading price of our securities. Similarly, changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures, which could result in similar adverse effects.
Many states and jurisdictions are facing severe budgetary problems. Action that may be taken in response to these problems, such as changes to sales taxes or other governmental efforts, including mandating medical insurance for employees, could adversely impact our business and results of operations.
Our property taxes could increase due to various reasons, including a reassessment as a result of our contribution transactions, which could adversely impact our operating results and cash flow.
The value of our properties may be reassessed for property tax purposes by taxing authorities including as a result of our acquisition and contribution transactions. Accordingly, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past. If the property taxes we pay increase, our operating results and cash flow would be adversely impacted, and our ability to pay any expected dividends to our shareholders could be adversely affected.

Our storage leases are relatively short-term in nature, which exposes us to the risk that we may have to re-lease our units and we may be unable to do so on attractive terms, on a timely basis or at all.
Our storage leases are relatively short-term in nature, typically month-to-month, which exposes us to the risk that we may have to re-lease our units frequently and we may be unable to do so on attractive terms, on a timely basis or at all. Because these leases generally permit the tenant to leave at the end of the month without penalty, our revenues and operating results may be impacted by declines in market rental rates more quickly than if our leases were for longer terms. In addition, any delay in re-leasing units as vacancies arise would reduce our revenues and harm our operating results.
We face system security risks as we depend upon automated processes and the Internet.
We are increasingly dependent upon automated information technology processes and Internet commerce, and some of our new tenants come from the telephone or over the Internet. Moreover, the nature of our business involves the receipt and retention of personal information about our tenants. We also rely extensively on third-party vendors to retain data, process transactions and provide other systems services. These systems and our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack. In addition, experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.
We may become subject to litigation or threatened litigation that may divert management's time and attention, require us to pay damages and expenses or restrict the operation of our business.
We may become subject to disputes with commercial parties with whom we maintain relationships or other parties with whom we do business. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management's ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.
There are other commercial parties, at both a local and national level, that may assert that our use of our brand names and other intellectual property conflict with their rights to use brand names and other intellectual property that they consider to be similar to ours. Any such commercial dispute and related resolution would involve all of the risks described above, including, in particular, our agreement to restrict the use of our brand name or other intellectual property.
We also could be sued for personal injuries and/or property damage occurring on our properties. The liability insurance we maintain may not cover all costs and expenses arising from such lawsuits.
The acquisition of new properties that lack operating history with us will make it more difficult to predict our operating results.
We intend to continue to acquire additional properties, including those committed to be contributed to us. These acquisitions could fail to perform in accordance with our expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired property up to the standards established for our intended market position, the performance of the property may be below expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or profitability potential that we have not yet discovered. We cannot assure that the performance of properties acquired by us will increase or be maintained following our acquisition.
We do not always obtain third-party appraisals of our properties, and thus the consideration paid for these properties may exceed the value that may be indicated by third-party appraisals.
We do not always obtain third-party appraisals in connection with our acquisition of properties. As a result, the consideration we pay in exchange for such properties may exceed the value a third-party appraiser would estimate for the property.

Costs associated with complying with the ADA may result in unanticipated expenses.
Under the ADA, places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. While we have conducted an audit of substantially all of our properties to determine our compliance, we cannot predict the accuracy or completeness of such audits, or the ultimate cost of compliance with the ADA or other legislation. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with the ADA or other legislation, our financial condition, results of operations, cash flow, per share trading price of our common shares and our ability to satisfy our debt service obligations and to make cash distributions to our shareholders could be adversely affected.
Environmental compliance costs and liabilities associated with operating our properties may affect our results of operations.
Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. Such laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances or materials. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third-parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.
Certain environmental laws also impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property even after they no longer own or operate the property. Moreover, the past or present owner or operator from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases.
Certain environmental laws impose compliance obligations on owners and operators of real property with respect to the management of hazardous materials and other regulated substances. For example, environmental laws govern the management of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions.
In connection with the ownership, operation and management of our current or past properties and any properties that we may acquire and/or manage in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we conduct an environmental assessment of each property prior to acquisition and manage our properties in accordance with environmental laws while we own or operate them. We have engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of all of our properties prior to acquisition and are not aware of any environmental issues that are expected to materially impact the operations of any property.
No assurances can be given that existing environmental studies with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of our properties did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties. There also exists the risk that material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future. Finally, future laws, ordinances or regulations and future interpretations of existing laws, ordinances or regulations may impose additional material environmental liability.

Rising operating expenses could adversely impact our operating results and ability to make cash distributions to our shareholders.
Our properties and any other properties we acquire in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. Our properties are subject to increases in operating expenses such as real estate and other taxes, personnel costs including the cost of providing specific medical coverage to our employees, utilities, insurance, administrative expenses and costs for repairs and maintenance. If operating expenses increase without a corresponding increase in revenues, our operating results and ability to make cash distributions to our shareholders could be adversely affected.
We rely on our PROs' on-site personnel to maximize tenant satisfaction at each of our properties, and any difficulties they encounter in hiring, training and maintaining skilled on-site personnel may harm our operating performance.
Our PROs had over 600 personnel in the management and operation of our portfolio as of December 31, 2015. The general professionalism of site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants. We rely on our PROs' on-site personnel to maintain clean and secure self storage properties. If our PROs are unable to successfully recruit, train and retain qualified on-site personnel, the quality of service we and our PROs strive to provide at our properties could be adversely affected, which could lead to decreased occupancy levels and reduced operating performance of our properties.
Our PROs have tenant insurance-related arrangements that are subject to state-specific governmental regulation, which may adversely affect our results.
Our PROs have tenant insurance-related arrangements with regulated insurance companies who pay our PROs access fees and commissions to help them procure business at our properties, of which we receive a portion of the proceeds. These arrangements are managed by certain of our PROs who have developed marketing programs and management procedures to navigate the regulatory environment. The tenant insurance business, including the fees associated with these arrangements, is subject to state specific governmental regulation. The regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance providers. As a result of regulatory or private action in any jurisdiction, we may be temporarily or permanently suspended from continuing some or all of our insurance-related activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.
Privacy concerns could result in regulatory changes that may harm our business.
Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate have imposed restrictions and requirements on the use of personal information by those collecting such information. Changes to law or regulations affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information.
Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition, operating results and cash flow.
We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, hurricanes, tornadoes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. In addition, if any such loss is insured, we may be required to pay significant amounts on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. As a result, our operating results may be adversely affected.
Illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our properties.
Because real estate investments are relatively illiquid, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.
In acquiring a property, we may agree to transfer restrictions that materially restrict us from selling that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. For example, we are party to certain agreements with our PROs that provide that, until March 31, 2023, our operating partnership shall not, and shall cause its subsidiaries not to, sell, dispose or otherwise transfer any property that is a part of the applicable self storage property portfolio relating to a series of subordinated performance units without the consent of the partners (including us) holding at least 50% of the then outstanding OP units and the partners holding at least 50% of the then outstanding series of subordinated performance units that relate to the applicable property, except for sales, dispositions or other transfers of a property to wholly owned subsidiaries of our operating partnership. These restrictions may require us to keep certain properties that we would otherwise sell, which could have an adverse effect on our results of operations, financial condition, cash flow and ability to execute our business plan.
Our performance and the value of our self storage properties are subject to risks associated with the real estate industry.
Our rental revenues and operating costs and the value of our real estate assets, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our properties include but are not limited to:

•	downturns in the national, regional and local economic climate;

•	local or regional oversupply, increased competition or reduction in demand for self storage space;

•	vacancies or changes in market rents for self storage space;

•	inability to collect rent from customers;

•	increased operating costs, including maintenance, insurance premiums and real estate taxes;

•	changes in interest rates and availability of financing;

•	hurricanes, earthquakes and other natural disasters, civil disturbances, terrorist acts or acts of war that may result in uninsured or underinsured losses;

•
significant expenditures associated with acquisitions, such as debt service payments, real estate taxes, insurance and maintenance costs, which are generally not reduced when circumstances cause a reduction in revenues from a property;

•	costs of complying with changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and

•	the relative illiquidity of real estate investments.
In addition, prolonged periods of economic slowdown or recession, rising interest rates or declining demand for self storage space, or the public perception that any of these events may occur, could result in a general decline in rental revenues, which could impair our ability to satisfy our debt service obligations and to make distributions to our shareholders.
We may assume unknown liabilities in connection with the acquisition of self storage properties, which, if significant, could materially and adversely affect our operating results, financial condition and business.
The Company has acquired and plans to further acquire, through our operating partnership, additional self storage properties, or legal entities owning self storage properties, from third-party contributors that are subject to existing liabilities, some of which may be unknown at the time the contribution is consummated. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with such entities, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. As part of such transactions, these contributors make and have made limited representations and warranties to us regarding the entities, properties and other assets to be acquired by our operating partnership and generally agree to indemnify our operating partnership for 12 months after the closing of the consolidation for breaches of such representations. Because many liabilities may not be identified within such period, we may have no recourse against the contributors for such liabilities. Moreover, to the extent the contributors are or become PROs, we may choose not to enforce, or to enforce less vigorously, our rights against them due to our desire to maintain our ongoing relationship with our PROs, which could adversely affect our operating results and business. Any unknown or unquantifiable liability that we assume for which we have no or limited recourse could materially and adversely affect our operating results, financial condition and business.
Our business could be harmed if key personnel terminate their employment with us.
Our success depends, to a significant extent, on the continued services of Arlen D. Nordhagen and Tamara D. Fischer and the other members of our senior management team. At the time of our initial public offering, Mr. Nordhagen and Ms. Fischer entered into new employment agreements with us. These employment agreements provide for an initial three-year term of employment for these executives. Notwithstanding these agreements, there can be no assurance that any of them will remain employed by us. The loss of services of one or more members of our senior management team could harm our business and our prospects.
Pursuant to the JOBS Act, we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies for so long as we are an "emerging growth company."
We are an "emerging growth company" as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an "emerging growth company." We would cease to be an "emerging growth company" if we have more than $1 billion in annual gross revenues, we have more than $700 million in market value of our shares held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. If we take advantage of any or all of these exceptions, we cannot predict if some investors will find our common shares less attractive. As a result, there may be a less active trading market for our common shares and our share price may be more volatile.
Risks Related to Our Structure and Our Relationships with Our PROs
Our management and PROs have limited experience operating under the Company's capital structure, and we may not be able to achieve the desired outcomes that the structure is intended to produce.
Our management and PROs have conducted their business under different capital structures and have limited experience operating under our capital structure. As a means of incentivizing our PROs to drive operating performance and support the sustainability of the operating cash flow from their contributed properties that they continue to manage on our behalf, we issued each PRO subordinated performance units aimed at aligning the interests of our PROs with our interests and those of our shareholders. The subordinated performance units are entitled to distributions exclusively tied to the performance of each PRO's contributed portfolios but only after minimum performance thresholds are satisfied. Our issuance of such units, however, could be based on inaccurate valuations and thus misallocated, which would limit or eliminate the effectiveness of our intended incentive-based program. Moreover, difficulties in aligning incentives and implementing our structure could allow a PRO to underperform without triggering our right to terminate the applicable facilities portfolio and asset management agreements and transfer management rights of the PRO to us (or a designee) or cause our management to be distracted from other aspects of our business, which could adversely affect our operating results and business.
We are restricted in making property sales on account of agreements with our PROs that may require us to keep certain properties that we would otherwise sell.
The partnership unit designations related to our subordinated performance units provide that, until March 31, 2023, our operating partnership may not sell, dispose or otherwise transfer any property that is a part of the applicable self storage property portfolio relating to a series of subordinated performance units without the consent of the partners (including us) holding at least 50% of the then outstanding OP units and the consent of partners holding at least 50% of the then outstanding series of subordinated performance units that relate to the applicable property, except for sales, dispositions or other transfers of a property to wholly owned subsidiaries of our operating partnership. This restriction may require us to keep certain properties that we would otherwise sell, which could have an adverse effect on our results of operations, financial condition, cash flow and ability to execute our business plan. In addition, we may enter into agreements with future PROs that contain the same or similar restrictions or that impose such restrictions for different periods.
Our ability to terminate our facilities portfolio management agreements and asset management agreements with a PRO is limited, which may adversely affect our ability to execute our business plan.
We may elect to terminate our facilities portfolio management agreements and asset management agreements with a PRO and transfer property management responsibilities over the properties managed by such PRO to us (or our designee), (i) upon certain defaults by a PRO as set forth in these agreements, or (ii) if the PRO's properties, on a portfolio basis, fail to meet certain pre-determined performance thresholds for more than two consecutive calendar years or if the operating cash flow generated by the properties of the PRO for any calendar year falls below a level that will enable us to fund minimum levels of distributions, debt service payments attributable to the properties, and fund the properties' allocable operating expenses. Consequently, to the extent a PRO complies with these covenants, standards, and minimum requirements, we may not be able to terminate the applicable facilities portfolio management agreements and asset management agreements and transfer property management responsibilities over such properties even if our board of trustees believes that such PRO is not properly executing our business plan and/or is failing to operate its properties to their full potential. Moreover, transferring the management responsibilities over the properties managed by a PRO may be costly or difficult to implement or may be delayed, even if we are able to and believe that such a change in portfolio and property management would be beneficial to us and our shareholders.
We may less vigorously pursue enforcement of terms of agreements entered into with our PROs because of conflicts of interest with our PROs.
Our PROs are entities that have contributed or will contribute through contribution agreements, self storage properties, or legal entities owning self storage properties, to our operating partnership or DownREIT partnerships in exchange for ownership interests in our operating partnership or DownREIT partnerships. As part of each transaction, our PROs make and have made limited representations and warranties to our operating partnership regarding the entities, properties and other assets to be acquired by our operating partnership or DownREIT partnerships in the contribution and generally agree to indemnify our operating partnership for 12 months after the closing of the contribution for breaches of such representations. Such indemnification is limited, however, and our operating partnership is not entitled to any other indemnification in connection with the contributions. In addition, following each contribution from a PRO, the day-to-day operations of each of the contributed properties will be managed by the PRO who was the principal of the applicable self storage property portfolios prior to the contribution. In addition, certain of our PROs are members of our board of trustees, members of our PRO advisory committee, or are executive officers of the Company. Consequently, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements and any other agreements with our PROs due to our desire to maintain our ongoing relationship with our PROs, which could adversely affect our operating results and business.
We own self storage properties in some of the same geographic regions as our PROs and may compete for tenants with other properties managed by our PROs.
Pursuant to the facilities portfolio management agreements with our PROs, each PRO has agreed that, without our consent, the PRO will not, and it will cause its affiliates not to, enter into any new agreements or arrangements for the management of additional self storage properties, other than the properties we are not acquiring and the properties each PRO contributes to our operating partnership. Although our PROs have collectively contributed the vast majority of their properties to the Company and may contribute or sell additional properties to us in the future, we have not and will not acquire all of the self storage properties of our PROs. We will therefore own self storage properties in some of the same geographic regions as our PROs, and, as a result, we may compete for tenants with our PROs. This competition may affect our ability to attract and retain tenants and may reduce the rental rates we are able to charge, which could adversely affect our operating results and business.
Our PROs have limited experience with our technology and best practices programs, and such programs may not be able to achieve the desired outcomes they are intended to produce.
Before contributing their portfolios to the Company, our PROs operated their portfolios under independent, regional property management companies. In order to take advantage of the scale and operational efficiencies afforded a large national operator while benefiting from the local expertise and relationships of our experienced PROs, we developed our technology and best practices programs, which use a number of methods, tools and platforms, including: (1) a common data platform for financial, operational and marketing data collection, reporting, analysis and dissemination, (2) a common online marketing platform to deliver economies of scale for Internet search rankings and customer lead generation, (3) a centralized call center supporting property operations, (4) economies of scale for purchasing products such as property insurance, retail merchandise, office supplies, merchant credit and debit card processing and online auction services and (5) a forum for sharing management techniques with the power of high-level collaboration across decentralized operations. We believe that the successful implementation of our technology and best practices programs across our portfolio will allow us to more effectively achieve optimal rental and occupancy rates and increase margins, which will drive cash flow growth across our portfolio. However, our PROs have limited experience with the methods, tools and platforms of our technology and best practices programs and may not be able to implement them on a timely basis or at all, which could adversely impact the effectiveness of the programs. In addition, as we acquire additional self storage properties from third-party sellers, we will attempt to implement our technology and best practices programs at such properties. There can be no assurance that we will be able to do so effectively or on a timely basis. Moreover, even if these programs are fully implemented, there can be no assurance that they will achieve the desired outcomes they are intended to produce.
Our PROs may engage in other activities, diverting their attention from the management of our properties, which could adversely affect the execution of our business plan and our operating results.
Our PROs and their employees and personnel are in the business of managing self storage properties. As of December 31, 2015, our PROs managed approximately 130 self storage properties which are not included in our portfolio. We have agreed that our PROs may continue to manage such properties, and our PROs are not obligated to dedicate any specific employees or personnel exclusively to the management of our properties. As a result, their time and efforts may be diverted from the management of our properties, which could adversely affect the execution of our business plan and our operating results.
When a PRO elects or is required to "retire" we may become exposed to new and additional costs and risks.
Under the facilities portfolio management agreements, after a two year period following the later of completion of our initial public offering or the initial contribution of their properties to us, a PRO may elect, or be required, to "retire" from the self storage business. Upon a retirement event, management of the properties will be transferred to us (or our designee) in exchange for OP units with a value equal to four times the average of the normalized annual EBITDA from the management contracts related to such PRO's contributed portfolio over the immediately preceding 24-month period. As a result of this transfer, we may become exposed to new and additional costs and risks. Accordingly, the retirement of a PRO may adversely affect our financial condition and operating results.
Our formation transactions and subsequent contribution transactions were generally not negotiated on an arm's-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.
We did not conduct arm's-length negotiations with certain of the parties involved regarding the terms of the formation transactions and subsequent contribution transactions, including the contribution agreements, facilities portfolio management agreements, sales commission agreements, asset management agreements and registration rights agreements. In the course of structuring the formation transactions and subsequent contribution transactions, certain members of our senior management team and other contributors had the ability to influence the type and level of benefits that they received from us. Accordingly, the terms of the formation transactions and subsequent contribution transactions may not solely reflect the best interests of us or our shareholders and may be overly favorable to the other party to such transactions and agreements.
Our management has limited experience operating a REIT and operating a public company and therefore may have difficulty in successfully and profitably operating our business, or complying with regulatory requirements.
Our management has had limited experience operating a REIT and operating a public company. As a result, we cannot assure you that we will be able to successfully operate as a REIT, execute our business strategies as a public company, or comply with regulatory requirements applicable to public companies.
Conflicts of interest could arise with respect to certain transactions between the holders of OP units (including subordinated performance units), which include our PROs, on the one hand, and us and our shareholders, on the other.
Conflicts of interest could arise with respect to the interests of holders of OP units (including subordinated performance units), on the one hand, which include members of our senior management team, PROs, trustees and trustee nominees (including Arlen D. Nordhagen, our chief executive officer, president and chairman of the board of trustees) and us and our shareholders, on the other. In particular, the consummation of certain business combinations, the sale, disposition or transfer of certain of our assets or the repayment of certain indebtedness that may be desirable to us and our shareholders could have adverse tax consequences to such unit holders. In addition, our trustees and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, we have fiduciary duties, as a general partner, to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership. Our duties as a general partner to our operating partnership and its partners may come into conflict with the duties of our trustees and officers to the Company and our shareholders. The partnership agreement of our operating partnership does not require us to resolve such conflicts in favor of either the Company or the limited partners in our operating partnership. Further, there can be no assurance that any procedural protections we implement to address these or other conflicts of interest will result in optimal outcomes for us and our shareholders.
The partnership agreement of our operating partnership contains provisions that may delay, defer or prevent a change in control.
The partnership agreement of our operating partnership provides that subordinated performance unit holders holding more than 50% of the voting power of the subordinated performance units must approve certain change of control transactions involving us unless, as a result of such transactions, the holders of subordinated performance units are offered a choice (1) to allow their subordinated performance units to remain outstanding without the terms thereof being materially and adversely changed or the subordinated performance units are converted into or exchanged for equity securities of the surviving entity having terms and conditions that are substantially similar to those of the subordinated performance units (it being understood that we may not be the surviving entity and that the parent of the surviving entity or the surviving entity may not be publicly traded) or (2) to receive for each subordinated performance unit an amount of cash, securities or other property payable to a holder of OP units had such holder exercised its right to exchange its subordinated performance units for OP units taking into consideration a specified conversion penalty associated with such an exchange. In addition, in the case of any such change of control transactions in which we have not received the consent of OP unit holders holding more than 50% of the OP units (other than those held by the Company or its subsidiaries) and of subordinated performance unit holders holding more than 50% of the voting power of the subordinated performance units (other than those held by the Company or its subsidiaries), such transaction is required to be approved by a companywide vote of limited partners holding more than 50% of our outstanding OP units in which OP units (including for this purpose OP units held by us and our subsidiaries) are voted and subordinated performance units (not held by us and our subsidiaries) are voted on an applicable as converted basis and in which we will be deemed to vote the OP units held by us and our subsidiaries in proportion to the manner in which all of our outstanding common shares were voted at a shareholders meeting relating to such transaction. These approval rights could delay, deter, or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
We may change our investment and financing strategies and enter into new lines of business without shareholder consent, which may subject us to different risks.
We may change our business and financing strategies and enter into new lines of business at any time without the consent of our shareholders, which could result in our making investments and engaging in business activities that are different from, and possibly riskier than, the investments and businesses described in this document. A change in our strategy or our entry into new lines of business may increase our exposure to other risks or real estate market fluctuations.
Certain provisions of Maryland law could inhibit a change in our control.
Certain provisions of the Maryland General Corporation Law (the "MGCL") applicable to a Maryland real estate investment trust may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then prevailing market price of such shares. The "business combination" provisions of the MGCL, subject to limitations, prohibit certain business combinations between a REIT and an "interested shareholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our then outstanding voting shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of our then outstanding voting shares) or an affiliate thereof for five years after the most recent date on which the shareholder becomes an interested shareholder and, thereafter, imposes special appraisal rights and special shareholder voting requirements on these combinations. These provisions of the MGCL do not apply, however, to business combinations that are approved or exempted by the board of trustees of a REIT prior to the time that the interested shareholder becomes an interested shareholder. Pursuant to the statute, our board of trustees has by resolution exempted business combinations between us and (1) any other person, provided that the business combination is first approved by our board of trustees (including a majority of trustees who are not affiliates or associates of such person), (2) Arlen D. Nordhagen and any of his affiliates and associates and (3) any person acting in concert with the foregoing, from these provisions of the MGCL. As a result, such persons may be able to enter into business combinations with us that may not be in the best interests of our shareholders without compliance by us with the supermajority vote requirements and other provisions of the statute. This resolution, however, may be altered or repealed in whole or in part at any time. If this resolution is repealed, or our board of trustees does not otherwise approve a business combination, this statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
The "control share" provisions of the MGCL provide that holders of "control shares" of a Maryland real estate investment trust (defined as voting shares which, when aggregated with all other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in the election of trustees) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of issued and outstanding "control shares," subject to certain exceptions) have no voting rights with respect to such shares except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our trustees who are also our employees. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Our authorized but unissued common and preferred shares may prevent a change in our control.
Our declaration of trust authorizes us to issue additional authorized but unissued common shares and preferred shares. In addition, our board of trustees may, without common shareholder approval, increase the aggregate number of our authorized shares or the number of shares of any class or series that we have authority to issue and classify or reclassify any unissued common shares or preferred shares, and may set or change the preferences, rights and other terms of any unissued classified or reclassified shares. As a result, among other things, our board may establish a class or series of common shares or preferred shares that could delay or prevent a transaction or a change in our control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions not in your best interest.
Our declaration of trust limits the liability of our present and former trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former trustees and officers will not have any liability to us or our shareholders for money damages other than liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	active and deliberate dishonesty by the trustee or officer that was established by a final judgment and is material to the cause of action.
Our declaration of trust authorizes us to indemnify our present and former trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former trustee or officer, to the maximum extent permitted by Maryland law, in connection with any proceeding to which he or she is made, or threatened to be made, a party to or witness in by reason of his or her service to us as a trustee or officer or in certain other capacities. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.
Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.
Our declaration of trust provides that, subject to the rights of holders of one or more classes or series of preferred shares, a trustee may be removed with or without cause, by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of trustees. Vacancies on our board of trustees generally may be filled only by a majority of the remaining trustees in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control that is in the best interests of our shareholders.
Restrictions on ownership and transfer of our shares may restrict change of control or business combination opportunities in which our shareholders might receive a premium for their shares.
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding shares may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our shares during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in preserving our REIT qualification, among other purposes, our declaration of trust generally prohibits, among other limitations, any person from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our aggregate outstanding shares of all classes and series, the outstanding shares of any class or series of our preferred shares or our outstanding common shares. These ownership limits and the other restrictions on ownership and transfer of our shares contained in our declaration of trust could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of trustees has established an exemption from these ownership limits which permits one of our institutional investors to hold up to 15% of our common shares.
Risks Related to Our Debt Financings
There are risks associated with our indebtedness.
As of December 31, 2015, our existing credit facility was a $550.0 million unsecured credit facility with a syndicate of lenders led by KeyBank National Association, comprised of a revolving line of credit of $350.0 million and a term loan of $200.0 million. As of December 31, 2015, we had the entire term loan amount drawn and $188.0 million of outstanding borrowings under the revolving line of credit, and we had the capacity to borrow $162.0 million, subject to the borrowing base calculation. We have an expansion option under our credit facility, which if exercised, would provide for a total credit facility of $700.0 million. The exercise of the expansion option under our credit facility requires the consent of any lenders participating in such expansion. There is no assurance that we will succeed in securing such expansions of our credit facility. Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions or to continue to make distributions required to maintain our qualification as a REIT;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt that bears interest at variable rates is not hedged, an increase in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	after debt service, the amount available for cash distributions to our shareholders is reduced;

•	our debt level could place us at a competitive disadvantage compared to our competitors with less debt;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	we may default on our obligations and the lenders or mortgagees may enforce our guarantees;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•
our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in a default on other indebtedness or result in the foreclosures of other properties.

Disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms or at all and have other adverse effects on us.
Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions. A downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plans accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.
We depend on external sources of capital that are outside of our control, which could adversely affect our ability to acquire or develop properties, satisfy our debt obligations and/or make distributions to shareholders.
We depend on external sources of capital to acquire properties, to satisfy our debt obligations and to make distributions to our shareholders required to maintain our qualification as a REIT, and these sources of capital may not be available on favorable terms, or at all. Our access to external sources of capital depends on a number of factors, including the market's perception of our growth potential and our current and potential future earnings and our ability to continue to qualify as a REIT for U.S. federal income tax purposes. If we are unable to obtain external sources of capital, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt obligations or make cash distributions to our shareholders that would permit us to qualify as a REIT or avoid paying tax on all of our net taxable income.
Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make cash distributions to our shareholders.
As of December 31, 2015, we had approximately $570.6 million of debt outstanding, of which approximately $188.6 million, or 33.1%, is subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). Although the credit markets have recently experienced historic lows in interest rates, if interest rates continue to rise, the interest rates on our variable-rate debt could be higher than current levels, which could increase our financing costs and decrease our cash flow and our ability to pay cash distributions to our shareholders. For example, if market rates of interest on this variable-rate debt increased by 100 basis points (excluding variable-rate debt with interest rate swaps), the increase in interest expense would decrease future earnings and cash flows by approximately $1.9 million annually.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
We have historically sought, and may in the future seek, to manage our exposure to interest rate volatility by using interest rate hedging arrangements. These arrangements may not be effective in reducing our exposure to interest rate changes and involve risks, such as the risk that the counterparty may fail to honor its obligations under an arrangement. There is no assurance that a potential counterparty will perform its obligations under a hedging arrangement or that we will be able to enforce such an arrangement. Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations and ability to make cash distributions to our shareholders.
We could become more highly leveraged in the future because our organizational documents contain no limitation on the amount of debt we may incur.
Our organizational documents contain no limitations on the amount of indebtedness that we or our operating partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our portfolio at any time. If we become more highly leveraged, the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated cash distributions and/or to continue to make cash distributions to maintain our REIT qualification, and could harm our financial condition.
The terms and covenants relating to our indebtedness could adversely impact our economic performance.
Our credit facility contains (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, cap our total leverage at 60% of our gross asset value (as defined in our credit facility), require us to have a minimum fixed charge coverage ratio of 1.5 to 1, and require us to have a minimum net worth (as defined in our credit facility) of approximately $133 million plus 75% of the net proceeds of equity issuances. In the event that we fail to satisfy our covenants, we would be in default under our credit agreement and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of such covenants could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.
Risks Related to Our Qualification as a REIT
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of operating cash flow to our shareholders.
We believe that we have been organized and intend to operate in a manner that will enable us to qualify as a REIT commencing with our taxable year ended December 31, 2015. We have not requested, and do not intend to request a ruling from the Internal Revenue Service ("IRS"), that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions and Treasury Regulations promulgated thereunder for which there are limited judicial and administrative interpretations. The complexity of these provisions and of applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through partnerships, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis through actual operating results, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares and the amount of our distributions. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Our ability to satisfy these asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Moreover, new legislation, court decisions or administrative guidance may, in each case possibly with retroactive effect, make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe that we have been organized and operated and we intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire or services that we can provide in the future.
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of operating cash flow to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to make distributions to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, alternative minimum taxes, state or local income and property and transfer taxes, including real property transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease operating cash flow to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets or provide certain services to our tenants through one or more TRSs, or other subsidiary corporations that will be subject to corporate-level income tax at regular corporate rates. Any TRSs or other taxable corporations in which we invest will be subject to U.S. federal, state and local corporate taxes. Furthermore, if we acquire appreciated assets from a corporation that is or has been a subchapter C corporation in a transaction in which the adjusted tax basis of such assets in our hands is less than the fair market value of the assets, determined at the time we acquired such assets, and if we subsequently dispose of any such assets during the 5-year period following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from the disposition of such assets to the extent of the excess of the fair market value of the assets on the date that we acquired such assets over the basis of such assets on such date, which we refer to as built-in gains. Payment of these taxes generally could materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity and prospects, and could adversely affect the value of our common shares and our ability to make distributions to our shareholders.

Failure to make required distributions would subject us to tax, which would reduce the operating cash flow to our shareholders.
In order to qualify as a REIT, we must distribute to our shareholders each calendar year at least 90% of our net taxable income (excluding net capital gain). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our net taxable income (including net capital gain), we would be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Although we intend to distribute our net taxable income to our shareholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% non-deductible excise tax, it is possible that we, from time to time, may not have sufficient cash to distribute 100% of our net taxable income. There may be timing differences of our actual receipt of cash and the inclusion of items in our income for U.S. federal income tax purposes. Accordingly, there can be no assurance that we will be able to distribute net taxable income to shareholders in a manner that satisfies the REIT distribution requirements and avoids the 4% non-deductible excise tax.
To maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.
In order to maintain our REIT qualification and avoid the payment of income and excise taxes, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. These borrowing needs could result from, among other things, timing differences between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt or amortization payments. These sources, however, may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the per share trading price of our common shares, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times, and could adversely affect our financial condition, results of operations, cash flows and our ability to pay distributions on, and the per share trading price of, our common shares.
Complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources and passive income such as dividends and interest. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, U.S. government securities and qualified real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets) or more than 10% of the total value of the outstanding securities of any one issuer (other than government securities, securities of corporations that are treated as TRSs and qualified real estate assets). In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets), no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make. Furthermore, we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our investment performance.

We may be subject to a 100% tax on income from "prohibited transactions," and this tax may limit our ability to sell assets or require us to restructure certain of our activities in order to avoid being subject to the tax.
We will be subject to a 100% tax on any income from a prohibited transaction. "Prohibited transactions" generally include sales or other dispositions of property (other than property treated as foreclosure property under the Code) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business by a REIT, either directly or indirectly through certain pass-through subsidiaries. The characterization of an asset sale as a prohibited transaction depends on the particular facts and circumstances.
The 100% tax will not apply to gains from the sale of inventory that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate income tax rates.
Our TRSs will be subject to U.S. federal income tax and will be required to pay a 100% penalty tax on certain income or deductions if our transactions with our TRSs are not conducted on arm's length terms.
We may conduct certain activities (such as facilitating sales by our PROs of tenant insurance, of which we receive a portion of the proceeds, selling packing supplies and locks and renting trucks or other moving equipment) through one or more TRSs.
A TRS is a corporation other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a TRS. If a TRS owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a TRS. Other than some activities relating to lodging and health care properties, a TRS may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A TRS is subject to U.S. federal income tax as a regular C corporation.
No more than 25% (20% for taxable years beginning after December 31, 2017) of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the TRS. In addition, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis. We intend to structure transactions with any TRS on terms that we believe are arm's length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that we will be able to avoid application of the 100% tax.
If our operating partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.
We believe our operating partnership qualifies as a partnership for U.S. federal income tax purposes. As a partnership for U.S. federal income tax purposes, our operating partnership will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be required to pay tax on its allocable share of our operating partnership's income. No assurance can be provided, however, that the IRS will not challenge our operating partnership's status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs. As a result, we would cease to qualify as a REIT and both we and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would reduce significantly the amount of cash available to our operating partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.
Dividends payable by REITs do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our common shares.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to up to a 39.6% maximum U.S. federal income tax rate on ordinary income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common shares.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument (a) hedges interest rate risk on liabilities used to carry or acquire real estate assets or (b) hedges an instrument described in clause (a) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) the relevant instrument is properly identified under applicable Treasury regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against past or future taxable income in the TRS.
The ability of our board of trustees to revoke our REIT election without shareholder approval may cause adverse consequences to our shareholders.
Our declaration of trust provides that the board of trustees may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if the board determines that it is no longer in our best interest to attempt to, or continue to, qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our net taxable income and we generally would no longer be required to distribute any of our net taxable income to our shareholders, which may have adverse consequences on our total return to our shareholders.
Legislative or regulatory tax changes related to REITs could materially and adversely affect our business.
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.
Risks Related to Our Common Shares
Common shares and preferred shares eligible for future sale may have adverse effects on our share price.
Subject to applicable law and the rules of any stock exchange on which our shares may be listed or traded, our board of trustees, without common shareholder approval, may authorize us to issue additional authorized and unissued common shares and preferred shares on the terms and for the consideration it deems appropriate and may amend our declaration of trust to increase the total number of shares, or the number of shares of any class or series, that we are authorized to issue. In addition, our operating partnership may issue OP units, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into common shares after an agreed period of time and certain other conditions, and subordinated performance units, which are only convertible into OP units beginning two years following the completion of our initial public offering and then (i) at the holder's election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations. Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP Units, if such subordinated performance units were convertible into OP units as of December 31, 2015, each subordinated performance unit would on average hypothetically convert into 1.29 OP units, or into an aggregate of approximately 17.7 million OP units. These amounts are based on historical financial information for the trailing nine months ended December 31, 2015. The hypothetical conversions are calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed these amounts. For example, we estimate that (assuming no further issuances of OP units or subordinated performance units and a conversion penalty of 110%) if our CAD to our OP unit holders, subordinated performance unit holders and shareholders were to grow at an annual rate of 1.0%, 3.0% or 5.0% per annum above the 2015 level in each of the two following years, each subordinated performance unit would on average be convertible into 1.31, 1.36, and 1.41 OP units, respectively, as of December 31, 2017. These estimates are provided for illustrative purposes only and may vary from series to series. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly from these estimates and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
The registration rights agreement requires that as soon as practicable after the date on which we first become eligible to register the resale of securities of the Company pursuant to Form S-3 under the Securities Act, but in no event later than 60 calendar days thereafter, we file a shelf registration statement registering the offer and resale of the common shares issuable upon exchange of OP units (or securities convertible into or exchangeable for OP units) issued on a delayed or continuous basis. We have the right to include common shares to be sold for our own account or other holders in the shelf registration statement. We are required to use all commercially reasonable efforts to cause the shelf registration statement to be declared effective by the SEC as promptly as reasonably practicable after the filing thereof, and to keep such shelf registration statement continuously effective for a period ending when all common shares covered by the shelf registration statement are no longer Registrable Shares, as defined in the shelf registration statement.
We intend to bear the expenses incident to these registration requirements except that we will not bear the costs of (i) any underwriting fees, discounts or commissions, (ii) out-of-pocket expenses of the persons exercising the registration rights or (iii) transfer taxes.
We cannot predict the effect, if any, of future sales of our common shares or the availability of shares for future sales, on the market price of our common shares. The market price of our common shares may decline significantly when the restrictions on resale by certain of our shareholders lapse. Sales of substantial amounts of common shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.
We cannot assure our ability to pay dividends in the future.
Historically, we have paid quarterly common share dividends to our shareholders and quarterly distributions to our operating partnership unitholders, and we intend to continue to pay quarterly dividends to our shareholders and to make quarterly distributions to our operating partnership unitholders in amounts such that all or substantially all of our net taxable income in each year is distributed, which, along with other factors, should enable us to continue to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividends payment level, and all future distributions will be made at the discretion of our board of trustees. Our ability to pay dividends will depend upon, among other factors:

•	the operational and financial performance of our properties;

•	capital expenditures with respect to existing and newly acquired properties;

•	general and administrative expenses associated with our operation as a publicly-held REIT;

•	maintenance of our REIT qualification;

•	the amount of, and the interest rates on, our debt and the ability to refinance our debt;

•	the absence of significant expenditures relating to environmental and other regulatory matters; and

•	other risk factors described in this Annual Report on Form 10-K.
Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse effect on our cash flow and our ability to make distributions to shareholders.
Future offerings of debt or equity securities, which may rank senior to our common shares, may adversely affect the market price of our common shares.
If we decide to issue debt securities in the future, which would rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of our common shares. We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities.

Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares will bear the risk of our future offerings reducing the market price of our common shares and diluting the value of their share holdings in us.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2015, we owned 277 self storage properties that contain approximately 15.8 million rentable square feet and are located in 16 states.  The following table sets forth summary information regarding our properties by state as of December 31, 2015.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
California(1)	48	27,914	3,549,960	22.5%	89.0%
Texas	48	18,526	2,627,111	16.7%	87.7%
Oregon	51	20,211	2,523,336	16.0%	91.4%
North Carolina	30	13,452	1,654,711	10.5%	84.3%
Oklahoma	26	12,308	1,648,537	10.5%	87.6%
Arizona	13	7,313	835,867	5.3%	83.2%
Georgia	18	5,893	772,649	4.9%	94.1%
Washington	14	4,825	611,150	3.9%	91.5%
Colorado	8	3,740	453,166	2.9%	92.2%
Louisiana	5	2,192	298,710	1.9%	82.6%
Nevada	3	1,777	241,551	1.5%	86.5%
New Hampshire	4	1,772	211,150	1.3%	88.7%
South Carolina	4	1,211	147,532	0.9%	91.8%
Florida	2	696	80,556	0.5%	79.1%
Kentucky	1	381	61,000	0.4%	92.9%
Mississippi	2	401	52,960	0.3%	89.9%
Total/Weighted Average	277	122,612	15,769,946	100%	88.5%

(1) Four of the California properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 12. Commitments and Contingencies" in Item 8. "Financial Statements and Supplementary Data."

 Our portfolio consists of self storage properties that are designed to offer customers convenient, affordable, and secure storage units. Generally, our properties are in highly visible locations clustered in states or markets with strong population and job growth and are specifically designed to accommodate residential and commercial tenants with features such as security systems, electronic gate entry, easy access, climate control, and pest control. Our units typically range from 25 square feet to 300 square feet, and some of our properties also offer outside storage for vehicles, boats, and equipment. We provide 24-hour access to many storage units through computer controlled access systems, as well as alarm and sprinkler systems on many of our individual storage units. Almost all of the storage units in our portfolio are leased on a month-to-month basis providing us the flexibility to increase rental rates over time as market conditions permit. Additional information on our self storage properties is contained in "Schedule III - Real Estate and Accumulated Depreciation" in this Annual Report on Form 10-K.
Item 3. Legal Proceedings
We are not currently subject to any legal proceedings that we consider to be material.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed and traded on the NYSE under the symbol "NSA" since April 22, 2015. Prior to that time there was no public market for our common shares. The following table sets forth the quarterly high and low sales prices of our common shares, as reported on the NYSE, and the dividends declared in the periods indicated:

			Dividends
			Declared
Quarter Ended	High	Low	(per share)
December 31, 2015	$17.46	$13.26	$0.20
September 30, 2015	15.21	11.50	0.19
June 30, 2015	13.75	12.05	0.15

Holders
On March 9, 2016, the closing price of our common shares as reported by the NYSE was $19.17. As of March 9, 2015, the Company had nine record holders of its common shares. The nine holders of record does not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
Dividends
Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders. Holders of common shares are entitled to receive distributions when declared by our board of trustees out of any assets legally available for that purpose. In order to maintain our status as a REIT, we are required to distribute at least 90% of our "REIT taxable income," which is generally equivalent to our net taxable ordinary income, determined without regard to the deduction for dividends paid and excluding net capital gains to our shareholders annually in order to maintain our REIT qualification for U.S. federal income tax purposes.
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2015 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2015 is based upon management's estimate. The following table summarizes the taxability of our dividends per common share for the year ended December 31, 2015:

Year Ended
December 31, 2015
Ordinary Income	$0.266752
Return of Capital	$0.273248
Our credit facility includes customary affirmative and negative covenants, including a restriction on dividends and other restricted payments, but permits dividends and distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of the Company's funds from operations (as defined in our credit facility) for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain the Company's REIT status.
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities
During the three months ended December 31, 2015, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, except as previously disclosed in Current Reports on Form 8-K.
Issuer Purchases of Equity Securities
During the year ended December 31, 2015, certain of our employees surrendered common shares owned by them upon a termination of service or to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares.
The table below summarizes all of our repurchases of common shares during the quarter ended December 31, 2015:

Period	Total number of shares purchased		-	Total number of shares purchased as part of publicly announced plans or programs	Maximum numbers of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2015	210	(1)		n/a	n/a
November 1 - November 30, 2015	—			n/a	n/a
December 1 - December 31, 2015	1,249	(2)		n/a	n/a

(1) The number of shares purchased, which were without consideration, represents restricted common shares forfeited upon a termination of service.
(2) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $17.13 and is based on the closing price of our common shares as of December 31, 2015, the date of withholding.

Performance Graph
The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning April 23, 2015 and ending December 31, 2015.

	Period Ending
Index	4/23/2015	12/31/2015
National Storage Affiliates Trust	$100	$137
S&P 500	100	98
Russell 2000	100	91
NAREIT All Equity REIT Index	100	101
The foregoing item assumes $100.00 invested on April 23, 2015, with dividends reinvested. The Performance Graph will not be deemed to be incorporated by reference into any filing by NSA under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that NSA specifically incorporates the same by reference.

Item 6. Selected Financial Data
The following table sets forth our selected historical financial and operating data as of and for the periods indicated. You should read the information below in conjunction with the financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K.
In order to present certain of our selected historical financial and operating data in a way that offers a period to period comparison, the historical results of operations and certain other information for the year ended December 31, 2013 are presented on a basis that combines the results of operations and certain other information of National Storage Affiliates Trust and its consolidated subsidiaries for the nine months ended December 31, 2013 with those of our predecessor for the three months ended March 31, 2013. The stand-alone historical financial data used to derive the combined amounts are presented in their respective tables in Item 7. "Management's Discussion and analysis of Financial Condition and Results of Operations." The combination of our historical financial data with the historical financial data of our predecessor does not comply with U.S. generally accepted accounting principles ("GAAP") and is not intended to represent what our consolidated results of operations would have been if the Company had commenced operations as of January 1, 2013. We have not included or excluded revenues or expenses that would have resulted if we had commenced operations on January 1, 2013.
The historical statements of operations data for the years ended December 31, 2015 and 2014 has been derived from the historical audited consolidated statement of operations of the Company for such periods, in each case included elsewhere in this Form 10-K. The historical statements of operations data for the year ended December 31, 2013 is presented on a combined basis and is derived by combining the historical audited consolidated statement of operations of the Company for the nine months ended December 31, 2013 with the historical audited consolidated statement of operations of our predecessor for the three months ended March 31, 2013, in each case included elsewhere in this Annual Report on Form 10-K. The historical statements of operations for the year ended December 31, 2012 has been derived from the historical audited consolidated and combined statement of operations of our predecessor. The consolidated balance sheet data (i) as of December 31, 2015, 2014 and 2013 has been derived from the historical audited consolidated balance sheets of the Company as of such dates, and (ii) as of December 31, 2012 has been derived from the historical audited consolidated and combined balance sheet of our predecessor as of such date. Our financial statements have been prepared in accordance with GAAP. Dollars in the table below are in thousands, except per share amounts.

	Year Ended December 31,
	NSA		Combined(1)	Predecessor
	2015	2014	2013	2012
OPERATING DATA:
Total revenue	$133,919	$76,970	$40,164	$29,279
Total operating expenses	102,328	59,887	28,847	17,443
Income from operations	31,591	17,083	11,317	11,836
Net income (loss)	4,796	(16,357)	(11,734)	(3,452)
Net (income) loss attributable to noncontrolling interests(2)	7,644	16,357	10,481	—
Net income (loss) attributable to the Company and our predecessor	12,440	—	(1,253)	(3,452)
Earnings (loss) per share—basic(3)	$0.80	$—	$—
Earnings (loss) per share—diluted(3)	$0.17	$—	$—
Weighted average shares outstanding—basic(3)	15,463	1	1
Weighted average shares outstanding—diluted(3)	45,409	1	1
Dividends declared per common share	$0.54	$—	$—	$—
BALANCE SHEET DATA (at end of period)
Self storage properties, net	$1,079,101	$799,327	$346,319	$172,304
Total assets	1,101,866	832,746	368,293	179,455
Debt financing	570,612	597,691	298,748	187,610
Total equity (deficit)	$516,047	$214,104	$55,197	$(12,151)
OTHER DATA (at end of period)
Number of properties(4)	277	219	137	88
Rentable square feet (in thousands)(5)	15,770	12,067	6,626	3,976
Occupancy percentage(6)	89%	85%	83%	80%

(1) Combined in the table above for the year ended December 31, 2013 are our predecessor's historical results for the three months ended March 31, 2013 and the Company's historical results for the nine months ended December 31, 2013. For a discussion of our predecessor's and the Company's historical results for these periods, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) While we control our operating partnership, we did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering. As a result, all of our operating partnership's profits and losses for the periods ended December 31, 2014 and 2013 were allocated to owners other than us.

(3) Earnings per share for the year ended December 31, 2013 has been computed by excluding our predecessor's net loss for the three months ended March 31, 2013. In addition, the weighted average shares outstanding has been computed for the period beginning on April 1, 2013, the date the Company commenced its operations.

(4) For a discussion of our acquisition and disposition activity during the years ended December 31, 2015 and 2014, see "Note 6. Self Storage Property Acquisitions and Dispositions" in Item 8. "Financial Statements and Supplementary Data."

(5) Rentable square feet includes all enclosed self storage units but excludes commercial, residential, and covered parking space.
(6) Represents total occupied rentable square feet divided by total rentable square feet as of the end of the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data" as well as Item 1. "Business," Item 1A. "Risk Factors," and Item 2. "Properties," respectively, in this Annual Report on Form 10-K.
The historical financial statements included in this Annual Report on Form 10-K reflect the financial position, results of operations and cash flows of National Storage Affiliates Trust and its consolidated subsidiaries as of and for the years ended December 31, 2015 and 2014, and as of and for the nine months ended December 31, 2013, and of our predecessor for the three months ended March 31, 2013. The consolidated and combined financial statements are presented in this manner because our operating partnership commenced its substantive operations on April 1, 2013. In order to present this discussion and analysis in a way that offers a period to period comparison, the historical results of operations, cash flows, and certain other information for the year ended December 31, 2013 are presented and discussed on a basis that combines the results of operations, cash flows, and certain other information of National Storage Affiliates Trust and its consolidated subsidiaries for the nine months ended December 31, 2013 with those of our predecessor for the three months ended March 31, 2013. The stand-alone historical financial data used to derive the combined amounts are presented in respective tables under "Results of Operations" set forth below. As a result, any reference to "NSA," "our," "we," and "us" in this discussion and analysis and in Item 6. "Selected Financial Data" refers to National Storage Affiliates Trust and its consolidated subsidiaries as of and for the years ended December 31, 2015 and 2014, and as of and for the nine months ended December 31, 2013, and any reference to our predecessor refers to our predecessor for the three months ended March 31, 2013. The combination of our historical financial information with the historical financial information of our predecessor does not comply with U.S. GAAP and is not intended to represent what our consolidated results of operations and cash flows would have been if we had commenced operations as of January 1, 2013. We have not included or excluded revenues or expenses that would have resulted if we had commenced operations on January 1, 2013.
Overview
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We intend to elect to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership, a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 MSAs throughout the United States.
Our chairman and chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our participating regional operators (" PROs"), with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' contributed portfolios. This structure offers our PROs a unique opportunity to serve as regional property managers for their contributed properties and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties.
Our PROs
The Company had six PROs as of December 31, 2015: SecurCare, Northwest, Optivest, Guardian, Move It, and Storage Solutions. We have entered into definitive agreements with entities related to Hide-Away to add Hide-Away as our seventh PRO. The transaction is expected to close early in the second quarter of 2016, following the satisfaction of customary closing conditions. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.

Our Structure
Our structure promotes operator accountability as subordinated performance units issued to our PROs in exchange for the contribution of their properties are entitled to distributions only after those properties satisfy minimum performance thresholds. In the event of a material reduction in operating cash flow, distributions on our subordinated performance units will be reduced before distributions on our common shares held by our common shareholders. In addition, we expect our PROs will generally co-invest subordinated equity in the form of subordinated performance units in each acquisition that they source, and the value of these subordinated performance units will fluctuate with the performance of their contributed properties. Therefore, our PROs are incentivized to select acquisitions that are expected to exceed minimum performance thresholds, thereby increasing the value of their subordinated equity stake. We expect that our shareholders will benefit from the higher levels of property performance that our PROs are incentivized to deliver.
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
We owned a geographically diversified portfolio of 277 self storage properties, located in 16 states, comprising approximately 15.8 million rentable square feet, configured in approximately 123,000 storage units, as of December 31, 2015. Of these properties, 214 were acquired by us from our PROs and 63 were acquired by us from third-party sellers.
During the year ended December 31, 2015, we acquired 58 self storage properties with an aggregate fair value of $313.0 million, comprising approximately 3.7 million rentable square feet, configured in approximately 28,500 storage units. Of these acquisitions, 25 were acquired by us from our PROs and 33 were acquired by us from third-party sellers. During the year ended December 31, 2014, we acquired 83 self storage properties with an aggregate fair value of $479.1 million, comprising approximately 5.5 million rentable square feet, configured in approximately 42,100 storage units. Of these acquisitions, 60 were acquired by us from our PROs and 23 were acquired by us from third-party sellers.
In January and February 2016, we acquired 16 self storage properties for approximately $85.0 million, comprising approximately 1.0 million rentable square feet, configured in approximately 7,300 storage units. Of these acquisitions, four were acquired by us from our PROs and 12 were acquired by us from third-party sellers.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 58 self storage properties during the year ended December 31, 2015, and 83 self storage properties during the year ended December 31, 2014.  Further, during the year ended December 31, 2013, we acquired 49 self storage properties and our predecessor contributed 88 properties to our operating partnership, including one property that we disposed of in May 2014. Our predecessor's financial statements for the three months ended March 31, 2013 include all self storage properties controlled by our predecessor as of and for the period presented, including 22 self storage properties that have not been and will not be contributed to our operating partnership or any DownREIT partnership. As a result of these and other factors, we do not believe that our historical results of operations or our predecessor's discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated for the entirety of the applicable periods presented, excluding any properties we sold or where we completed a storage space expansion which caused the property's year-over-year operating results to no longer be comparable.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 8. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
Net income was $4.8 million for the year ended December 31, 2015, compared to net loss of $16.4 million for the year ended December 31, 2014, an increase of $21.2 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 58 self storage properties we acquired from January 1, 2015 to December 31, 2015 and reductions in acquisition costs, interest expense and organizational and offering expenses, partially offset by increases in depreciation and amortization and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview
As of December 31, 2015, our same store portfolio consisted of 135 self storage properties. We owned 142 self storage properties that did not yet meet the same store portfolio criteria as of December 31, 2015. These properties include 141 self storage properties that we acquired during 2014 and 2015 and one property where we completed a storage space expansion during the year ended December 31, 2015 which caused the property's year-over-year operating results to no longer be comparable. See "---Results of Operations" above for the definition of our same store portfolio. The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014 (dollars in thousands):

	Year Ended December 31,
	2015	2014	Change
Rental revenue
Same store portfolio	$57,293	$53,082	$4,211
Non-Same store portfolio	72,576	21,755	50,821
Total rental revenue	129,869	74,837	55,032
Other property-related revenue
Same store portfolio	1,448	1,387	61
Non-Same store portfolio	2,602	746	1,856
Total other property-related revenue	4,050	2,133	1,917
Total revenue	133,919	76,970	56,949
Property operating expenses
Same store portfolio	20,439	20,107	332
Non-Same store portfolio	24,973	7,806	17,167
Total property operating expenses	45,412	27,913	17,499
General and administrative expenses	16,265	8,189	8,076
Depreciation and amortization	40,651	23,785	16,866
Total operating expenses	102,328	59,887	42,441
Income from operations	31,591	17,083	14,508
Other (income) expense
Interest expense	20,779	23,033	(2,254)
Loss on early extinguishment of debt	914	1,020	(106)
Acquisition costs	4,765	9,558	(4,793)
Organizational and offering expenses	58	1,320	(1,262)
Non-operating expense (income)	279	(64)	343
Gain on sale of self storage properties	—	(1,427)	1,427
Other (income) expense	26,795	33,440	(6,645)
Net income (loss)	4,796	(16,357)	21,153
Net loss attributable to noncontrolling interests	7,644	16,357	(8,713)
Net income (loss) attributable to National Storage Affiliates Trust	$12,440	$—	$12,440

Total Revenue
Our total revenue increased by $56.9 million, or 74.0%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This increase was primarily attributable to incremental rental revenue from 141 self storage properties we acquired between January 1, 2014 and December 31, 2015, an increase in average total portfolio occupancy from 85.5% to 87.9%, the acquisition of properties with higher rents, increased market rates and fees, and regular rental increases for in-place tenants.
Rental Revenue
Rental revenue increased by $55.0 million, or 73.5%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase in rental revenue was primarily due to a $50.8 million increase in non-same store revenue which was attributable to incremental rental revenue of $32.3 million from 83 self storage properties acquired between January 1, 2014 and December 31, 2014, and $18.6 million from 58 self storage properties acquired during the year ended December 31, 2015. These increases were partially offset by a $0.1 million decrease in rental revenue related to a self storage property sold during the year ended December 31, 2014. Same store portfolio rental revenues increased $4.2 million, or 7.9%, due to a 4.8% increase in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot") from $9.50 to $9.96, driven primarily by a combination of increased contractual lease rates and fees, and an increase in average occupancy from 85.6% to 88.1%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $1.9 million, or 89.9%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. This increase primarily resulted from a $1.9 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $1.2 million from 83 self storage properties acquired between January 1, 2014 and December 31, 2014, and $0.7 million from 58 self storage properties acquired during the year ended December 31, 2015.
Total Operating Expenses
Total operating expenses increased $42.4 million, or 70.9% for the year ended December 31, 2015 compared to the year ended December 31, 2014. As discussed below, this change was primarily due to an increase of $17.5 million in property operating expenses, $8.1 million in general and administrative expenses, and $16.9 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses increased $17.5 million, or 62.7%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase resulted from a $17.2 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $10.1 million from 83 self storage properties acquired between January 1, 2014 and December 31, 2014, and $7.2 million from 58 self storage properties acquired during the year ended December 31, 2015. In addition, same store portfolio property operating expenses increased $0.3 million, or 1.7%, due to increases in bad debt expense and property taxes, partially offset by decreases in marketing costs, maintenance expenses, and utilities.
General and Administrative Expenses
General and administrative expenses increased $8.1 million, or 98.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. This increase was primarily attributable to increases in (i) salaries and benefits of $3.3 million, consisting of $1.7 million related to additional personnel and $1.6 million associated with equity-based compensation, (ii) supervisory and administrative fees charged by our PROs of $3.1 million, and (iii) professional fees and other expenses of $1.7 million that were primarily related to increased audit and tax costs associated with the growth of our portfolio and periodic SEC reporting and other compliance matters.
Supervisory and administrative fees charged by our PROs totaled $7.6 million and $4.5 million for the years ended December 31, 2015 and 2014, respectively, an increase of $3.1 million. The increase was primarily attributable to properties we acquired during the years ended December 31, 2015 and 2014, for which there were either no fees, or only a partial-year of fees, during the year ended December 31, 2014.

Depreciation and Amortization
Depreciation and amortization increased $16.9 million, or 70.9%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. This increase was attributable to incremental depreciation expense of $8.3 million from 83 self storage properties acquired between January 1, 2014 and December 31, 2014, and $4.3 million from 58 self storage properties acquired during the year ended December 31, 2015. In addition, amortization of customer in-place leases increased $3.7 million from $8.3 million for the year ended December 31, 2014 to $12.0 million for the year ended December 31, 2015. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of December 31, 2015, the unamortized balance of customer in-place leases totaled $4.2 million.
Interest Expense
Interest expense decreased $2.3 million, or 9.8%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease in interest expense was primarily due to increases in amortization of debt premiums of $2.2 million, a decrease in unrealized losses on interest rate swaps of $0.3 million and a decrease of $0.6 million of amortization of debt issuance costs, partially offset by increases in weighted average borrowings outstanding.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.1 million, or 10.4%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease was due to a $0.2 million decrease in prepayment penalties partially offset by $0.1 million increase in write-offs of unamortized issuance costs. Loss on early extinguishment of debt during the year ended December 31, 2015 relates to the payoff of several debt instruments in connection with the Company's initial public offering.
Acquisition Costs
Acquisition costs decreased $4.8 million, or 50.1%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. This decrease was primarily due to a decrease in consulting fees and other costs incurred to identify, qualify, and close acquisition properties with our PROs and other parties.
Organizational and Offering Expenses
Organizational and offering expenses decreased $1.3 million, or 95.6%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. This decrease was primarily attributable to audit fees incurred during the year ended December 31, 2014 associated with the operations of the properties acquired during 2014 for periods preceding the related contribution and formation transactions.
Gain on sale of self storage properties
Gain on sale of self storage properties totaled $1.4 million for the year ended December 31, 2014. In May 2014, we sold to an unrelated party one of the self storage properties contributed by our predecessor. The gross selling price for the property was approximately $3.0 million and net proceeds from this sale were invested in the acquisition of another self storage property in a tax-deferred exchange.
Net Loss Attributable to Noncontrolling Interests
We allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net loss attributable to noncontrolling interests was $7.6 million for the year ended December 31, 2015, compared to $16.4 million for the year ended December 31, 2014. Our entire net loss for the year ended December 31, 2014 was attributable to noncontrolling interests as we did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering.

Year Ended December 31, 2014 compared to our Combined Statement of Operations for the Year Ended December 31, 2013
Net loss increased by $4.6 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013.  This change was primarily attributable to an increase in the number of properties in our portfolio resulting in an increase in property operating expense of $13.1 million, an increase in general and administrative expenses of $3.5 million, increased depreciation and amortization expense of $14.4 million, increased interest expense of $3.4 million, increased acquisition costs of $6.2 million, increased organizational and offering expenses of $1.3 million, and a loss on early extinguishment of debt of $1.0 million. The increases in these expenses which total $43.0 million were partially offset by an increase in revenue of $36.8 million and a gain on sale of self storage properties of $1.4 million.
Overview
As of December 31, 2014, our same store portfolio consisted of 87 self storage properties contributed by our predecessor (exclusive of one self storage property disposed of in May 2014). We owned 132 self storage properties that we acquired during 2013 and 2014 that did not yet meet the same store portfolio criteria as of December 31, 2014. Our predecessor's financial statements for the three months ended March 31, 2013 include all self storage properties controlled by our predecessor as of and for the period presented, including 22 self storage properties that have not been and will not be contributed to our operating partnership or any DownREIT partnership. See "---Results of Operations" above for the definition of our same store portfolio. The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the year ended December 31, 2014 compared to our combined results for the year ended December 31, 2013 (dollars in thousands):

	Year Ended December 31,
	2014	2013 Combined(1)	Change
Rental revenue
Same store portfolio	$29,453	$27,398	$2,055
Non-Same store portfolio	45,384	11,837	33,547
Total rental revenue	74,837	39,235	35,602
Other property-related revenue
Same store portfolio	731	660	71
Non-Same store portfolio	1,402	269	1,133
Total other property-related revenue	2,133	929	1,204
Total revenue	76,970	40,164	36,806
Property operating expenses
Same store portfolio	11,619	10,400	1,219
Non-Same store portfolio	16,294	4,412	11,882
Total property operating expenses	27,913	14,812	13,101
General and administrative expenses	8,189	4,660	3,529
Depreciation and amortization	23,785	9,375	14,410
Total operating expenses	59,887	28,847	31,040
Income from operations	17,083	11,317	5,766
Other (income) expense
Interest expense	23,033	19,605	3,428
Loss on early extinguishment of debt	1,020	—	1,020
Acquisition costs	9,558	3,383	6,175
Organizational and offering expenses	1,320	50	1,270
Non-operating expense (income)	(64)	13	(77)
Gain on sale of self storage properties	(1,427)	—	(1,427)
Other (income) expense	33,440	23,051	10,389

	Year Ended December 31,
	2014	2013 Combined(1)	Change
Net loss	(16,357)	(11,734)	(4,623)
Net loss attributable to noncontrolling interests	16,357	10,481	5,876
Net income (loss) attributable to National Storage Affiliates Trust and our predecessor	$—	$(1,253)	$1,253

(1)
Our results of operations for the year ended December 31, 2013 reflects the combined results of operations of our predecessor for the three months ended March 31, 2013 and NSA for the nine months ended December 31, 2013, which are presented below on a stand-alone basis (dollars in thousands):

		Stand-alone Historical Periods
	Combined Year Ended December 31, 2013	NSA Nine Months Ended December 31, 2013	Predecessor Three Months Ended March 31, 2013
Rental revenue
Same store portfolio	$27,398	$20,948	$6,450
Non-Same store portfolio	11,837	11,130	707
Total rental revenue	39,235	32,078	7,157
Other property-related revenue
Same store portfolio	660	527	133
Non-Same store portfolio	269	255	14
Total other property-related revenue	929	782	147
Total revenue	40,164	32,860	7,304
Property operating expenses
Same store portfolio	10,400	7,905	2,495
Non-Same store portfolio	4,412	3,981	431
Total property operating expenses	14,812	11,886	2,926
General and administrative expenses	4,660	4,149	511
Depreciation and amortization	9,375	8,403	972
Total operating expenses	28,847	24,438	4,409
Income from operations	11,317	8,422	2,895
Other (income) expense
Interest expense	19,605	15,439	4,166
Acquisition costs	3,383	3,383	—
Organizational and offering expenses	50	50	—
Non-operating expense (income)	13	31	(18)
Other (income) expense	23,051	18,903	4,148
Net loss	(11,734)	(10,481)	(1,253)
Net loss attributable to noncontrolling interests	10,481	10,481	—
Net income (loss) attributable to National Storage Affiliates Trust and our predecessor	$(1,253)	$—	$(1,253)

Total Revenue
Total revenue for the year ended December 31, 2014 was $77.0 million compared to $40.2 million for the year ended December 31, 2013, an increase of $36.8 million. As discussed below, this increase was primarily due to an increase of $35.6 million in rental revenue as a result of additional self storage properties acquired.

Rental Revenue
Rental revenue for the year ended December 31, 2014 was $74.8 million compared to $39.2 million for the year ended December 31, 2013, an increase of $35.6 million. This increase was attributable to (i) incremental rental revenue of $13.3 million from 49 self storage properties acquired during the year ended December 31, 2013, which generated revenue for the entire year ended December 31, 2014 but only for a portion of the year ended December 31, 2013, (ii) incremental rental revenue of $21.1 million from an additional 83 self storage properties acquired between January 1, 2014 and December 31, 2014, and (iii) an increase in rental revenue from our same store portfolio of $2.1 million. Approximately $1.2 million of this same store portfolio increase was due to a 4% increase in occupied square feet from an average of 3.2 million square feet to 3.4 million square feet. The remainder of the increase was primarily attributable to a 3% increase in rental revenue per occupied square foot from $8.47 to $8.72. The increase in rental revenue per square foot was driven by an approximate increase of 3% in average contractual rents, which resulted from a combination of increased market rates as well as regular rental increases for tenants who have been in place for at least five to nine months. These increases, which total $36.5 million, were partially offset by the impact of the 22 self storage properties not contributed by our predecessor, which accounted for $0.6 million of rental revenue for the year ended December 31, 2013 and were entirely excluded from our results of operations in 2014, and a decrease in rental revenue of $0.2 million related to a self storage property sold in May 2014.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and storage supplies. For the year ended December 31, 2014, other property-related revenue was $2.1 million compared to $0.9 million for the year ended December 31, 2013, an increase of $1.2 million. This increase was attributable to (i) incremental other property-related revenue of $0.4 million from 49 self storage properties that we acquired during the year ended December 31, 2013, which generated revenue for the entire year ended December 31, 2014 but for only a portion of the year ended December 31, 2013, (ii) incremental other property-related revenue of $0.7 million from an additional 83 self storage properties that we acquired during 2014, and (iii) an increase in other property-related revenue $0.1 million from our same store portfolio for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Total Operating Expenses
Total operating expenses for the year ended December 31, 2014 were $59.9 million compared to $28.8 million for the year ended December 31, 2013, an increase of $31.0 million. As discussed below, this change was primarily due to an increase of $13.1 million in property operating expenses, $3.5 million in general and administrative expenses, and $14.4 million in depreciation and amortization as compared to the year ended December 31, 2013.
Property Operating Expenses
Property operating expenses were $27.9 million for the year ended December 31, 2014 compared to $14.8 million for the year ended December 31, 2013, an increase of $13.1 million. This increase was primarily attributable to (i) incremental property operating expense of $4.9 million from 49 self storage properties that we acquired during the year ended December 31, 2013, which incurred property operating expenses for the entire year ended December 31, 2014 but for only a portion of the year ended December 31, 2013, (ii) incremental property operating expense of $7.4 million from an additional 83 self storage properties that we acquired during 2014, and (iii) an increase in property operating expenses of $1.2 million from our same store portfolio for the year ended December 31, 2014 as compared to the year ended December 31, 2013. These increases were partially offset by the impact of the 22 self storage properties not contributed by our predecessor, which accounted for $0.4 million of property operating expenses for the year ended December 31, 2013.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2014 were $8.2 million compared to $4.7 million for the year ended December 31, 2013, an increase of $3.5 million. This increase was primarily attributable to an increase in (i) salaries and benefits of approximately $1.1 million, consisting of $0.8 million related to additional personnel and $0.4 million associated with equity-based incentive compensation, (ii) supervisory and administrative fees charged by our PROs of $2.0 million, and (iii) $0.5 million in professional fees that were primarily related to increased audit and tax costs associated with the growth of our portfolio.
The increase in supervisory and administrative fees of $2.0 million was attributable to (i) incremental fees of $0.8 million related to 49 self storage properties acquired during the year ended December 31, 2013, which generated revenue

(and therefore supervisory and administrative fees under our asset management agreements) for the entire year ended December 31, 2014 but only for a portion of the year ended December 31, 2013, and (ii) incremental fees of $1.2 million related to 83 self storage properties acquired during 2014.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2014 was $23.8 million compared to $9.4 million for the year ended December 31, 2013, an increase of $14.4 million. This increase was primarily attributable to (i) incremental depreciation and amortization of $3.3 million related to 49 self storage properties that we acquired during the year ended December 31, 2013, which recognized depreciation and amortization expense for the entire year ended December 31, 2014 but only for a portion of the year ended December 31, 2013, and (ii) incremental depreciation and amortization of $11.1 million related to 83 self storage properties that we acquired during 2014.
Customer in-place leases are being amortized over the 12-month period following the respective acquisition dates of our self storage properties. Accordingly, amortization of customer in-place leases amounted to $8.3 million and $2.6 million for the years ended December 31, 2014 and 2013, respectively.
Interest Expense
Interest expense for the year ended December 31, 2014 was $23.0 million compared to $19.6 million for the year ended December 31, 2013, an increase of $3.4 million. This increase in interest expense was driven by higher weighted average borrowings, losses on interest rate swaps of $1.4 million and an increase in amortization of debt issuance costs of $2.2 million, partially offset by decreases in interest rates.
Our predecessor was indebted under a participating mortgage, which had a net carrying value of $58.5 million as of December 31, 2013. The participating mortgage included a feature that provided the lender with the opportunity to share in increases in the fair value of the mortgaged properties, the results of operations of the mortgaged properties, or both. The participation liability was periodically adjusted to equal the fair value of the participation feature as of the inception of the loan. The corresponding increase in fair value was recorded as a debt discount which was amortized using the effective interest method to result in a rate of interest of 14.11% over the entire term of the loan. Accordingly, interest expense includes amortization of the debt discount related to this mortgage, which amounted to $0.9 million for the year ended December 31, 2014 and $4.7 million for year ended December 31, 2013, a decrease of $3.8 million. The reduction in amortization of the debt discount was primarily due to repayment of the loan on April 1, 2014.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt for the year ended December 31, 2014 was $1.0 million. This loss was the result of a $0.7 million of prepayment fee and a $0.3 million of write-off of unamortized debt issuance costs which resulted from the early extinguishment of debt.
Acquisition Costs
Acquisition costs were $9.6 million for the year ended December 31, 2014 compared to $3.4 million for the year ended December 31, 2013, an increase of $6.2 million. This increase was primarily due to 83 self storage property acquisitions during the year ended December 31, 2014 compared to 49 self storage property acquisitions during the year ended December 31, 2013. For the year ended December 31, 2014, acquisition costs include transaction expenses of $3.2 million payable to related parties and $6.4 million for consulting fees and other costs incurred to identify, qualify and close acquisition portfolios with PROs and other parties. For the year ended December 31, 2013, acquisition costs included a transaction expense of $0.5 million payable to an affiliate of our predecessor and $2.8 million for consulting fees and other costs incurred to identify, qualify and close acquisition portfolios with PROs and other parties.
Organizational and Offering Expenses
Organizational and offering expenses for the year ended December 31, 2014 were $1.3 million compared to less than $0.1 million for the year ended December 31, 2013, an increase of $1.3 million. This increase was primarily attributable to audit fees associated with the operations of our self storage properties for periods preceding the related contribution and formation transactions.
Gain on sale of self storage properties
Gain on sale of self storage properties for the year ended December 31, 2014 was $1.4 million. In May 2014, we sold to an unrelated party one of the self storage properties contributed by our predecessor. The gross selling price for the property was approximately $3.0 million, and we recognized a gain on sale of approximately $1.4 million. Net proceeds from this sale were invested in the acquisition of another self storage property in a tax-deferred exchange.
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests was $16.4 million for the year ended December 31, 2014 compared to $10.5 million for the year ended December 31, 2013, an increase of $5.9 million, or 56%. Our entire net loss for the year ended December 31, 2014 was attributable to noncontrolling interests, as NSA did not have an economic ownership interest in our operating partnership until the completion of our initial public offering during the year ended December 31, 2015.
Critical Accounting Policies and Use of Estimates
Our financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Actual results may differ from these estimates. We believe the following are our most critical accounting policies.
Principles of Consolidation, Combination and Presentation of Noncontrolling Interests
Our consolidated financial statements include the accounts of our operating partnership and its controlled subsidiaries. The combined financial statements of our predecessor include the accounts of our predecessor and all entities which were under its common control. All significant intercompany balances and transactions have been eliminated in the consolidation and combination of entities.
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity ("VIE"), and if we are deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, we consider the provisions of additional guidance to determine whether the general partner controls a limited partnership or similar entity when the limited partners have certain rights. We consolidate (i) entities that are VIEs and of which we are deemed to be the primary beneficiary, and (ii) entities that are non-VIEs which the Company controls and for which limited partners lack both substantive participating rights and the ability to dissolve or remove the Company without cause.
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
Income Taxes
We intend to elect to be taxed as a REIT under sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2015. To qualify as a REIT, among other things, we are required to distribute at least 90% of our net taxable income (excluding net capital gains) to our shareholders and meet certain tests regarding the nature of our income and assets. So long as we qualify as a REIT, we are not subject to U.S. federal income tax on our earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain provisions set forth in the Code, all of our taxable income would be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax.
We will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that we elect to treat as TRSs for U.S. federal income tax purposes, including NSA TRS, LLC which we formed in June 2014. Certain activities that we undertake must be conducted by a TRS, such as performing non-customary services for our customers and holding assets that we are not permitted to hold directly, including personal property held as inventory. A TRS is subject to U.S. federal, state, and local income taxes.
Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations ("FFO"), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper, as amended, defines FFO as net income (loss) (as determined under GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We include amortization of customer in-place leases in real estate depreciation and amortization in the calculation of FFO because we believe the amortization of customer in-place leases is analogous to real estate depreciation, as the value of such intangibles is inextricably connected to the real estate acquired. Distributions on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders for the purpose of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, organizational and offering expenses, gains on debt forgiveness and gains (losses) on early extinguishment of debt.
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
The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	NSA		Combined(1)
	2015	2014	2013
Net income (loss)	$4,796	$(16,357)	$(11,734)
Add (subtract):
Real estate depreciation and amortization	40,303	23,605	9,375
Gain on sale of self storage properties	—	(1,427)	—
FFO attributable to subordinated performance unitholders (2)	(14,997)	(7,305)	(1,564)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	30,102	(1,484)	(3,923)
Add:
Acquisition costs	4,765	9,558	3,383
Organizational and offering expenses	58	1,320	50
Loss on early extinguishment of debt	914	1,020	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$35,839	$10,414	$(490)

Weighted average shares and units outstanding - FFO and Core FFO: (3)
Weighted average shares outstanding - basic	15,463	1	1
Weighted average restricted common shares outstanding	9	—	—
Weighted average OP units outstanding (4)	20,507	13,519	6,109
Weighted average DownREIT OP unit equivalents outstanding	1,518	364	—
Weighted average LTIP units outstanding (5)	1,548	—	—
Total weighted average shares and units outstanding - FFO and Core FFO	39,045	13,884	6,110

FFO per share and unit	$0.77	$(0.11)	$(0.64)
Core FFO per share and unit	$0.92	$0.75	$(0.08)

(1) Our FFO and Core FFO for the year ended December 31, 2013 reflect the FFO and Core FFO of NSA and our predecessor for the nine months ended December 31, 2013 and the three months ended March 31, 2013, respectively, which are presented on a combined basis for this period. The following table presents FFO and Core FFO on a stand-alone basis for the combined 2013 period referenced in the table above for NSA and our predecessor (dollars in thousands):

		Stand-alone Historical Periods
	Combined Year Ended December 31, 2013	NSA Nine Months Ended December 31, 2013	Predecessor Three Months Ended March 31, 2013
Net loss	$(11,734)	$(10,481)	$(1,253)
Add real estate depreciation and amortization	9,375	8,403	972
FFO attributable to subordinated performance units(2)	(1,564)	(1,564)	—
FFO attributable to common shareholders and OP unitholders	(3,923)	(3,642)	(281)
Add
Acquisition Costs	3,383	3,383	—
Organizational and offering expenses	50	50	—
Core FFO attributable to common shareholders and OP unitholders	$(490)	$(209)	$(281)

(2) Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(3) NSA combines OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in the Company's operating partnership are redeemable for cash or, at NSA's option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at NSA's option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. Subordinated performance units, DownREIT subordinated performance units, and LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). Subordinated performance units and DownREIT subordinated units have been excluded from the calculations of FFO and Core FFO per share and unit as their effect is anti-dilutive.

(4) Amount for the year ended December 31, 2014 includes 2,060,711 OP units outstanding for the entire period which were issued in connection with the contribution of 65 self storage properties on April 1, 2014 by SecurCare Portfolio Holdings, LLC and SecurCare Value Properties, Ltd. (collectively, "NSA Predecessor"), entities whose principal owner is the Company's chief executive officer. For financial reporting purposes, NSA Predecessor contributions are reported as a reorganization of entities under common control whereby the contributed self storage properties are included in the Company's results of operations for the entirety of the year ended December 31, 2014 and have been recorded in the Company's financial statements at NSA Predecessor's depreciated historical cost basis.

(5) LTIP units have been excluded from the calculations of weighted average shares and units outstanding prior to April 28, 2015 because such units did not participate in distributions prior to the Company's initial public offering.

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

The following table presents a reconciliation of net income (loss) to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	NSA		Combined(1)
	2015	2014	2013
Net income (loss)	$4,796	$(16,357)	$(11,734)
Add:
General and administrative expenses	16,265	8,189	4,660
Depreciation and amortization	40,651	23,785	9,375
Interest expense	20,779	23,033	19,605
Loss on early extinguishment of debt	914	1,020	—
Acquisition costs	4,765	9,558	3,383
Organizational and offering expenses	58	1,320	50
Gain on sale of self storage properties	—	(1,427)	—
Non-operating expense (income)	279	(64)	13
Net Operating Income	$88,507	$49,057	$25,352

(1) Our NOI for the year ended December 31, 2013 reflects the NOI of NSA and our predecessor for the nine months ended December 31, 2013 and the three months ended March 31, 2013, respectively, which are presented on a combined basis for this period. The following table presents NOI on a stand-alone basis for the combined 2013 period referenced in the table above for NSA and our predecessor (dollars in thousands):

		Stand-alone Historical Periods
	Combined Year Ended December 31, 2013	NSA Nine Months Ended December 31, 2013	Predecessor Three Months Ended March 31, 2013
Net loss	$(11,734)	$(10,481)	$(1,253)
Add:
General and administrative expenses	4,660	4,149	511
Depreciation and amortization	9,375	8,403	972
Interest expense	19,605	15,439	4,166
Acquisition costs	3,383	3,383	—
Organizational and offering expenses	50	50	—
Non-operating expense (income)	13	31	(18)
Net Operating Income	$25,352	$20,974	$4,378

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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented(dollars in thousands):

	Year Ended December 31,
	NSA		Combined(1)
	2015	2014	2013
Net income (loss)	$4,796	$(16,357)	$(11,734)
Add:
Depreciation and amortization	40,651	23,785	9,375
Interest expense	20,779	23,033	19,605
Loss on early extinguishment of debt	914	1,020	—
EBITDA	67,140	31,481	17,246
Add:
Acquisition costs	4,765	9,558	3,383
Organizational and offering expenses	58	1,320	50
Gain on sale of self storage properties	—	(1,427)	—
Equity-based compensation expense(2)	3,027	1,468	1,104
Adjusted EBITDA	$74,990	$42,400	$21,783

(1) Our EBITDA and Adjusted EBITDA for the year ended December 31, 2013 reflect the EBITDA and Adjusted EBITDA of NSA and our predecessor for the nine months ended December 31, 2013 and the three months ended March 31, 2013, respectively, which are presented on a combined basis for this period. The following table presents EBITDA and Adjusted EBITDA on a stand-alone basis for the combined 2013 period referenced in the table above for NSA and our predecessor (dollars in thousands):

		Stand-alone Historical Periods
	Combined Year Ended December 31, 2013	NSA Nine Months Ended December 31, 2013	Predecessor Three Months Ended March 31, 2013
Net income (loss)	$(11,734)	$(10,481)	$(1,253)
Add:
Depreciation and amortization	9,375	8,403	972
Interest expense	19,605	15,439	4,166
EBITDA	17,246	13,361	3,885
Add:
Acquisition costs	3,383	3,383	—
Organizational and offering expenses	50	50	—
Equity-based compensation expense (2)	1,104	1,104	—
Adjusted EBITDA	$21,783	$17,898	$3,885

(2) Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our consolidated and combined statements of operations.
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
As of December 31, 2015, our credit facility provides for total borrowings of $550.0 million, consisting of a $200.0 million term loan and a $350.0 million revolving line of credit. As of December 31, 2015, we had $188.0 million of outstanding borrowings under our revolving line of credit, and we had the capacity to borrow $162.0 million, subject to the borrowing base calculation. The term loan matures in March 2018 and the revolving line of credit matures in March 2017. The term loan bears interest at one-month LIBOR plus 1.50% (an effective rate of 2.75% per annum as of December 31, 2015) and the revolving line of credit bears interest at one-month LIBOR plus 1.60% (an effective rate of 2.03% per annum as of December 31, 2015). The effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings. In addition, as a result of our initial public offering, our secured credit facility became unsecured.
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
At December 31, 2015, we had $6.7 million in cash and cash equivalents and $2.7 million of restricted cash, a decrease in cash and cash equivalents of $2.3 million and an increase in restricted cash of $0.6 million from December 31, 2014. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements.
The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated and combined statements of cash flows included in Item 8 of this report.
Cash Flows From Operating Activities
Cash provided by our operating activities was $51.4 million for the year ended December 31, 2015 compared to $16.4 million for the year ended December 31, 2014, an increase of $35.0 million. Our operating cash flow increased primarily due to 83 self storage properties acquired during the year ended December 31, 2014 that generated cash flow for the entire year ended December 31, 2015 and 58 self storage properties that were acquired during the year ended December 31, 2015. The increase in our operating cash flows from these acquisitions was partially offset by higher cash payments for interest and general and administrative expenses.
Cash provided by our operating activities increased $9.3 million for the year ended December 31, 2014 compared to our and our predecessor's combined results for the year ended December 31, 2013. Our operating cash flow increased due to 49 self storage properties that were acquired between April 2013 and December 2013 that generated cash flow for the entire year ended December 31, 2014, and the acquisition of 83 self storage properties during the year ended December 31, 2014. The positive impact on our operating cash flows from these acquisitions was offset by higher cash payments for acquisition expenses, interest expense, and general and administrative expenses. In addition, the positive impact on operating cash flow resulting from acquisitions was partially offset by the impact of the 22 self storage properties not contributed by our predecessor which are excluded from the combined results beginning on April 1, 2013.
Cash Flows From Investing Activities
Cash used in investing activities was $176.9 million for the year ended December 31, 2015 compared to $232.0 million for the year ended December 31, 2014. The primary uses of cash for the year ended December 31, 2015 were for our acquisition of 58 self storage properties for cash consideration of $171.8 million, deposits of $0.7 million for assets to be acquired, and capital expenditures of $4.1 million. The primary uses of cash for the year ended December 31, 2014 were for our acquisition of 83 self storage properties for cash consideration of $217.9 million, deposits and advances of $0.9 million, loans to related parties of $12.8 million associated with subsequent self storage property acquisitions, and capital expenditures of $3.8 million.
Cash used in investing activities increased $129.7 million for the year ended December 31, 2014 compared to our and our predecessor's combined results for the year ended December 31, 2013. The primary uses of cash for the year ended December 31, 2014 were for our acquisition of 83 self storage properties for cash consideration of $217.9 million, loans to related parties of $12.8 million associated with subsequent self storage property acquisitions, and deposits of $0.9 million on properties to be acquired. Post-acquisition additions and improvements to self storage properties amounted to $3.8 million for the year ended December 31, 2014. Additions and improvements to self storage properties were primarily focused on modifications and upgrades to newly acquired properties to achieve a consistent level of quality in our portfolio. The primary source of cash flow from investing activities for the year ended December 31, 2014 was due to the sale of a self storage property to an unrelated party for cash proceeds of $3.0 million.
Capital expenditures totaled $4.1 million, $3.8 million, and, on a combined basis, $2.4 million during the years ended December 31, 2015, 2014 and 2013 respectively, We generally fund post-acquisition capital additions from cash provided by operating activities.
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
The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated and combined statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	NSA		Combined(1)
	2015	2014	2013
Recurring capital expenditures	$2,365	$1,463	$2,393
Revenue enhancing capital expenditures	703	312	—
Acquisitions capital expenditures	768	2,391	—
Total capital expenditures	3,836	4,166	2,393
Decrease (increase) in accrued capital spending	236	(323)	—
Capital expenditures per statement of cash flows	$4,072	$3,843	$2,393

(1) Our capital expenditures for the year ended December 31, 2013 reflects the capital expenditures of NSA and our predecessor for the nine months ended December 31, 2013 and the three months ended March 31, 2013, respectively, which are presented on a combined basis for this period. As a result, and because we did not begin classifying capital expenditures into the three primary categories discussed above until the year ended December 31, 2014, all capital expenditures for the year ended December 31, 2013 are reflected as recurring capital expenditures. Recurring capital expenditures totaled $2.2 million for the nine months ended December 31, 2013 and $0.2 million for our predecessor for the three months ended March 31, 2013.

Cash Flows From Financing Activities
Cash provided by our financing activities was $123.2 million for the year ended December 31, 2015 compared to $213.4 million for the year ended December 31, 2014. Our sources of financing cash flows for the year ended December 31, 2015 primarily consisted of $278.1 million of proceeds from the completion of our initial public offering, as discussed further below, and $258.4 million of borrowings under our credit facility. Our primary uses of financing cash flows for the year ended December 31, 2015 were for principal payments on existing debt of $357.3 million, distributions to noncontrolling interests of $38.0 million, and distributions to common shareholders of $12.4 million. Our sources of financing cash flows for the year ended December 31, 2014 primarily consisted of $372.8 million of borrowings under our credit facility, unsecured term loan and new mortgage financing, and subscription proceeds of $0.4 million related to the issuance of OP Units. Our primary uses of financing cash flows for the year ended December 31, 2014 were for distributions to limited partners of our operating partnership of $12.6 million, principal payments on existing debt of $144.0 million, payments of $1.8 million for debt issuance costs, and payments of $1.7 million for costs related to our initial public offering.
Cash provided by our financing activities increased $106.2 million for the year ended December 31, 2014 compared to our and our predecessor's combined results for the year ended December 31, 2013. Our sources of financing cash flows for the year ended December 31, 2014 consisted of $372.8 million for borrowings under our credit facility, unsecured term loan and new mortgage financing, and subscription proceeds of $0.4 million related to the issuance of OP Units. Our primary uses of financing cash flows for the year ended December 31, 2014 were for distributions to limited partners of our operating partnership of $12.6 million, scheduled principal payments on existing debt of $144.0 million, payments of $1.8 million for debt issuance costs, and payments of $1.7 million for costs related to our initial public offering. The primary source of financing cash flows for the year ended December 31, 2013 was provided by significant new debt financings which resulted in aggregate proceeds from borrowings of $150.4 million, including $68.2 million from two fixed-rate mortgages, borrowings under a US Bank senior term loan for $52.0 million, and borrowings under our mezzanine loan for $25.0 million. Our primary uses of financing cash flows for the year ended December 31, 2013 were for principal payments to retire indebtedness of $48.7 million and payments for debt issuance costs of $2.5 million to obtain new debt agreements.
Equity Transactions
As discussed in Note 1 to the consolidated financial statements in Item 8, during the year ended December 31, 2015, we completed an initial public offering of 23,000,000 common shares, at a price of $13.00 per share, including shares issued pursuant to the underwriters' option to purchase additional shares which was exercised in full, and received net proceeds of $278.1 million, after deducting the underwriting discount and before additional expenses associated with the offering. We contributed the net proceeds of this offering to our operating partnership in exchange for 23,000,000 OP units. Our operating partnership used the net proceeds to acquire self storage properties and repay $229.8 million of outstanding debt, which consisted of the $50.0 million unsecured term loan, $52.0 million US Bank senior term loan, $25.0 million mezzanine loan, $6.5 million US Bank senior term loan, and $96.3 million of the outstanding balance under our revolving line of credit.
During the year ended December 31, 2015, we acquired a centralized call center for 50,000 OP units from SecurCare, an affiliate of NSA Predecessor.
During the year ended December 31, 2015, we acquired 58 self storage properties with an estimated fair value of $313.0 million. Consideration for these acquisitions included $172.6 million of net cash, the assumption of mortgages with aggregate principal balances of $73.5 million and OP equity of $43.5 million (consisting of the issuance of 2,603,789 OP units and 855,309 subordinated performance units, and the vesting of 99,100 LTIP units previously issued). Approximately $1.8 million of the consideration was settled through the cancellation of a note receivable from the related party seller of the properties. In addition, certain of these self storage properties were acquired in DownREIT partnerships with estimated fair value of noncontrolling interests associated with these partnerships of $21.1 million. In connection with these acquisitions, the company also issued approximately $1.0 million of OP equity (consisting of 88,981 LTIP units that vested immediately) to consultants that provided acquisition services.
During the year ended December 31, 2015, the Company issued 85,130 OP units to the sellers of certain acquired properties in exchange for principal payment reimbursements received related to assumed mortgages associated with self storage properties acquired during the year ended December 31, 2014.
During the year ended December 31, 2015, the Company paid $12.4 million of distributions to common shareholders and distributed $38.0 million to noncontrolling interests.
In January and February 2016, the Company acquired 16 self storage properties for approximately $85.0 million. Consideration for these acquisitions included approximately $66.0 million of net cash and OP equity of approximately $19.0 million (consisting of the issuance of approximately 972,000 OP Units and 139,000 subordinated performance units, and the vesting of approximately 26,000 LTIP Units previously issued).
On February 25, 2016, our board of trustees declared a cash dividend and distribution, respectively, of $0.20 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2016. In addition, we expect to declare a cash distribution in the first quarter of 2016 to our subordinated performance unitholders of record as of March 15, 2016. Such dividends and distributions are expected to be paid on March 30, 2016.
Contractual Obligations
The following table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments on an undiscounted basis as of December 31, 2015 (dollars in thousands):

	Year Ending December 31,
	2016	2017	2018	2019	2020	Thereafter	Total
Debt financings:
Principal(1)	$15,827	$205,229	$210,177	$4,385	$38,199	$96,795	$570,612
Interest(2)	16,460	12,899	7,446	5,843	5,031	10,906	58,585
Real estate leasehold interests	833	847	852	857	902	26,405	30,696
Office lease	116	119	122	125	74	—	556
Total	$33,236	$219,094	$218,597	$11,210	$44,206	$134,106	$660,449

(1)	Includes scheduled principal and premium/discount amortization and maturity payments related to our debt financings.

(2)
Interest is calculated until the maturity date (without regard to any extension that may be elected by the Company) based on the outstanding principal balance and the effective interest rate as of December 31, 2015.

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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of December 31, 2015, our operating partnership had an aggregate of $571.4 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of December 31, 2015, an aggregate of $143.6 million of such unreturned capital contributions has been allocated to the various series of subordinated performance units.

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
Our OP units are redeemable for cash or, at our option exchangeable on a one-for-one basis into common shares after an agreed period of time and certain other conditions. Our subordinated performance units are only convertible into OP units beginning two years following the completion of our initial public offering and then (i) at the holder's election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations.
Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP Units, if such subordinated performance units were convertible into OP units as of December 31, 2015, each subordinated performance unit would on average hypothetically convert into 1.29 OP units, or into an aggregate of approximately 17.7 million OP units. These amounts are based on historical financial information for the trailing nine months ended December 31, 2015. The hypothetical conversions are calculated by dividing the average CAD per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed these amounts. For example, we estimate that (assuming no further issuances of OP units or subordinated performance units and a conversion penalty of 110%) if our CAD to our OP unit holders, subordinated performance unit holders and shareholders were to grow at an annual rate of 1.0%, 3.0% or 5.0% per annum above the 2015 level in each of the two following years, each subordinated performance unit would on average be convertible into 1.31, 1.36, and 1.41 OP units, respectively, as of December 31, 2017. These estimates are provided for illustrative purposes only and may vary from series to series. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly from these estimates and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
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
Segment
We manage our business as one reportable segment consisting of investments in self storage properties located in the United States. Although we operate in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics amongst all markets.
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

Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2015, 2014 and 2013. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the U.S. economy and may increase the cost of acquiring or replacing self storage properties and related improvements, as well as real estate property taxes, employee salaries, wages and benefits, utilities, and other expenses. Because our tenant leases are month-to-month, we may be able to rapidly adjust our rental rates to minimize the adverse impact of any inflation which could mitigate our exposure to increases in costs and expenses resulting from inflation.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
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
As of December 31, 2015, we had $188.6 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $1.9 million annually.
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
Item 8. Financial Statements and Supplementary Data
The independent registered public accounting firm's report, consolidated and combined financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See "Index to Financial Statements" on page F-1 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
A review and evaluation was performed by our management, including our Chief Executive Officer (the "CEO") and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that review and evaluation, the CEO and CFO have concluded that our current disclosure controls and procedures, as designed and implemented, were effective.
Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
Management's Report on Internal Control Over Financial Reporting
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent quarter that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2015.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.
Item 14. Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2015.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) The financial statements listed in the Index to Financial Statements on Page F-1 of this report are filed as part of this report and incorporated herein by reference.
(a)(2) The financial statement schedule listed in the Index to Financial Statements on Page F-1 of this report is filed as part of this report and incorporated herein by reference.
(a)(3) The Exhibit Index is incorporated herein by reference.

INDEX TO EXHIBITS (1) (2)
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
10.1
Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 3.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.2
Amended and Restated Partnership Unit Designation of Series GN Class B OP Units of NSA OP, LP (Exhibit 3.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.3
Third Amended and Restated Partnership Unit Designation of Series NW Class B OP Units of NSA OP, LP (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.4
Third Amended and Restated Partnership Unit Designation of Series OV Class B OP Units of NSA OP, LP (Exhibit 3.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.5
Second Amended and Restated Partnership Unit Designation of Series SC Class B OP Units of NSA OP, LP (Exhibit 3.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.6
Partnership Unit Designation of Series SS Class B OP Units of NSA OP, LP (Exhibit 3.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.7
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.8
Credit Agreement dated as of April 1, 2014 by and among NSA OP, LP, and certain of its subsidiaries, as Borrowers, National Storage Affiliates Trust and National Storage Affiliates Holdings, LLC, as Guarantors, the lenders from time to time party hereto, KeyBank National Association, as Administrative Agent, with Keybanc Capital Markets Inc., as Sole Bookrunner and Lead Arranger, and PNC Bank, National Association, and Wells Fargo Bank, National Association, as Co-Syndication Agents (Exhibit 10.15 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.9
Increase Agreement, dated as of July 21, 2014, by and among NSA OP, LP and certain of its Subsidiaries party to the Credit Agreement, as Borrowers, National Storage Affiliates Trust and National Storage Affiliates Holdings, LLC, as Guarantors, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent for the Lenders (Exhibit 10.16 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.10
Increase Agreement, dated as of August 13, 2015, by and among NSA OP, LP and certain of its Subsidiaries party to the Credit Agreement, as Borrowers, National Storage Affiliates Trust and National Storage Affiliates Holdings, LLC, as Guarantors, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent for the Lenders (Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.11
First Amendment to Credit Agreement, Termination, Release and Consent, dated as of August 13, 2015, by and among NSA OP, LP and certain of its Subsidiaries party to the Credit Agreement, as Borrowers, National Storage Affiliates Trust and National Storage Affiliates Holdings, LLC, as Guarantors, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent for the Lenders (Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.12	National Storage Affiliates Trust Equity Incentive Plan (Exhibit 10.11 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by reference)
10.13	NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.2 to the Registration Statement on Form S-11/A, filed with SEC on April 1, 2015, is incorporated herein by reference).
10.14
Amended and Restated Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule I thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by reference)

10.15
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Arlen D. Nordhagen (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.16
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.17
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Steven B. Treadwell (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.18*	Form of Amended and Restated Restricted Share Unit Award Agreement
10.19*	Form of Amended and Restated Restricted Share Award Agreement
10.20
Form of LTIP Unit Award Agreement to Trustees under the NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.5 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.21
Form of Contribution Agreement among each contributor named therein, NSA OP, LP and any indirectly wholly owned subsidiary of NSA OP, LP named therein (Exhibit 10.13 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.22
Form of Purchase and Sale Agreement among each seller named therein, National Storage Affiliates Trust and NSA OP, LP (Exhibit 10.14 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.23	Form of Indemnification Agreement (Exhibit 10.7 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)
10.24
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

10.25
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Kevin Howard Real Estate, Inc., an Oregon corporation, and (iv) Kevin Howard, an individual (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.26
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iv) Optivest Properties, LLC, a California limited liability company, and (iv) Warren Allen, an individual (Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.27
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

10.28
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

21.1*	List of subsidiaries of National Storage Affiliates Trust

23.1*	Consent of KPMG for National Storage Affiliates Trust and NSA Predecessor
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Annual Report on Form 10-K for the year ended December 31, 2015, tagged in XBRL: ((i) consolidated balance sheets; (ii) consolidated and combined statements of operations; (iii) consolidated and combined statements of comprehensive income (loss); (iv) consolidated and combined statement of changes in equity; (v) consolidated and combined statements of cash flows; (vi) notes to consolidated financial statements; and (vii) financial statement schedule (3).

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Storage Affiliates Trust

By:	/s/ ARLEN D. NORDHAGEN
Arlen D. Nordhagen
chairman of the board of trustees, president
and chief executive officer
(principal executive officer)
Date: March 10, 2016

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Arlen D. Nordhagen and Tamara D. Fischer, and each of them, with full power to act without the other, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and in the capacities and on the dates indicated.

Signature	Title	Date
National Storage Affiliates Trust

/s/ ARLEN D. NORDHAGEN	chairman of the board of trustees, president	March 10, 2016
Arlen D. Nordhagen	and chief executive officer
(principal executive officer)

/s/ TAMARA D. FISCHER	chief financial officer	March 10, 2016
Tamara D. Fischer	(principal accounting and financial officer)

/s/ GEORGE L. CHAPMAN	trustee	March 10, 2016
George L. Chapman

/s/ KEVIN M. HOWARD	trustee	March 10, 2016
Kevin M. Howard

/s/ PAUL W. HYLBERT, JR.	trustee	March 10, 2016
Paul W. Hylbert, Jr.

/s/ CHAD MEISINGER	trustee	March 10, 2016
Chad Meisinger

/s/ STEVEN G. OSGOOD	trustee	March 10, 2016
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	March 10, 2016
Dominic M. Palazzo

/s/ MARK VAN MOURICK	trustee	March 10, 2016
Mark Van Mourick

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-4
Consolidated and Combined Statements of Operations of NSA for the Years Ended December 31, 2015, 2014, and the Nine Months Ended December 31, 2013, and NSA Predecessor for the Three Months Ended March 31, 2013
F-5
Consolidated and Combined Statements of Comprehensive Income (Loss) of NSA for the Years Ended December 31, 2015, 2014, and the Nine Months Ended December 31, 2013, and NSA Predecessor for the Three Months Ended March 31, 2013
F-6
Consolidated and Combined Statements of Changes in Equity (Deficit) of NSA for the Years Ended December 31, 2015, 2014, and the Nine Months Ended December 31, 2013, and NSA Predecessor for the Three Months Ended March 31, 2013
F-7
Consolidated and Combined Statements of Cash Flows of NSA for the Years Ended December 31, 2015, 2014, and the Nine Months Ended December 31, 2013, and NSA Predecessor for the Three Months Ended March 31, 2013
F-9

Notes to the Consolidated and Combined Financial Statements	F-12

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-36

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

National Storage Affiliates Trust:
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for the years ended December 31, 2015 and 2014 and for the nine months ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Storage Affiliates Trust as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years ended December 31, 2015 and 2014 and for the nine months ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Denver, Colorado

March 10, 2016

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders

National Storage Affiliates Trust:
        We have audited the accompanying combined statements of operations, comprehensive income (loss), changes in equity (deficit), and cash flows of NSA Predecessor (the Company) for the three months ended March 31, 2013. These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.
        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of NSA Predecessor for the three months ended March 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Denver, Colorado

March 10, 2016

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2015	2014
ASSETS
Real estate
Self storage properties	$1,147,201	$838,941
Less accumulated depreciation	(68,100)	(39,614)
Self storage properties, net	1,079,101	799,327
Cash and cash equivalents	6,665	9,009
Restricted cash	2,712	2,120
Debt issuance costs, net	4,740	6,346
Other assets, net	8,648	15,944
Total assets	$1,101,866	$832,746
LIABILITIES AND EQUITY
Liabilities
Debt financing	$570,612	$597,691
Accounts payable and accrued liabilities	9,694	10,012
Distributions payable	—	6,763
Deferred revenue	5,513	4,176
Total liabilities	585,819	618,642
Commitments and contingencies (Note 12)
Equity
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 and 1,000 shares authorized, 23,015,751 and 1,000 shares issued and outstanding at December 31, 2015 and 2014, respectively	230	—
Additional paid-in capital	236,392	—
Retained earnings	11	—
Accumulated other comprehensive loss	—	—
Total shareholders' equity	236,633	—
Noncontrolling interests	279,414	214,104
Total equity	516,047	214,104
Total liabilities and equity	$1,101,866	$832,746

See notes to consolidated and combined financial statements.

NATIONAL STORAGE AFFILIATES TRUST AND NSA PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	NSA			NSA Predecessor
	Year Ended December 31,		Nine Months Ended December 31,	Three Months Ended March 31,
	2015	2014	2013	2013
REVENUE
Rental revenue	$129,869	$74,837	$32,078	$7,157
Other property-related revenue	4,050	2,133	782	147
Total revenue	133,919	76,970	32,860	7,304
OPERATING EXPENSES
Property operating expenses	45,412	27,913	11,886	2,926
General and administrative expenses	16,265	8,189	4,149	511
Depreciation and amortization	40,651	23,785	8,403	972
Total operating expenses	102,328	59,887	24,438	4,409
Income from operations	31,591	17,083	8,422	2,895
OTHER INCOME (EXPENSE)
Interest expense	(20,779)	(23,033)	(15,439)	(4,166)
Loss on early extinguishment of debt	(914)	(1,020)	—	—
Acquisition costs	(4,765)	(9,558)	(3,383)	—
Organizational and offering expenses	(58)	(1,320)	(50)	—
Non-operating (expense) income	(279)	64	(31)	18
Gain on sale of self storage properties	—	1,427	—	—
Other income (expense)	(26,795)	(33,440)	(18,903)	(4,148)
Net income (loss)	4,796	(16,357)	(10,481)	(1,253)
Net loss attributable to noncontrolling interests	7,644	16,357	10,481	—
Net income (loss) attributable to National Storage Affiliates Trust and NSA predecessor	$12,440	$—	$—	$(1,253)

Earnings (loss) per share - basic	$0.80	$—	$—
Earnings (loss) per share - diluted	$0.17	$—	$—

Weighted average shares outstanding - basic	15,463	1	1
Weighted average shares outstanding - diluted	45,409	1	1

See notes to consolidated and combined financial statements.

NATIONAL STORAGE AFFILIATES TRUST AND PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	NSA			NSA Predecessor
	Year Ended December 31,		Nine Months Ended December 31,	Three Months Ended March 31,
	2015	2014	2013	2013
Net income (loss)	$4,796	$(16,357)	$(10,481)	$(1,253)
Other comprehensive income (loss)
Unrealized loss on derivative contracts	(1,551)	(1,942)	—	—
Reclassification of other comprehensive loss to interest expense	1,699	1,077	—	—
Other comprehensive income (loss)	148	(865)	—	—
Comprehensive income (loss)	4,944	(17,222)	(10,481)	(1,253)
Comprehensive loss attributable to noncontrolling interests	7,496	17,222	10,481	—
Comprehensive income (loss) attributable to National Storage Affiliates Trust and NSA predecessor	$12,440	$—	$—	$(1,253)

See notes to consolidated and combined financial statements.

NATIONAL STORAGE AFFILIATES TRUST AND NSA PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (DEFICIT)
(in thousands, except share amounts)

						Accumulated
	NSA			Additional		Other
	Predecessor	Common Shares		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Deficit	Number	Amount	Capital	Earnings	Loss	Interests	Equity
NSA Predecessor Balances, December 31, 2012	$(12,151)
Net loss of NSA Predecessor	(1,253)
NSA Predecessor Balances, March 31, 2013	$(13,404)

NSA Balances, April 1, 2013		—	$—	$—	$—	$—	$—	$—
Issuance of common shares		1,000	—	—	—	—	—	—
OP equity issuances for properties contributed by NSA Predecessor in reorganization of entities under common control		—	—	—	—	—	(23,775)	(23,775)
NSA Predecessor distributions and other		—	—	—	—	—	(1,641)	(1,641)
Issuance of OP units for cash, net of offering expenses		—	—	—	—	—	5,916	5,916
OP equity issuances in business combinations:
OP units and subordinated performance units		—	—	—	—	—	83,568	83,568
LTIP units		—	—	—	—	—	2,918	2,918
Equity-based compensation expense		—	—	—	—	—	1,104	1,104
Receivables from partners for OP equity issued in business combinations		—	—	—	—	—	(220)	(220)
Cash distributions to partners of OP		—	—	—	—	—	(2,192)	(2,192)
Net loss		—	—	—	—	—	(10,481)	(10,481)
NSA Balances, December 31, 2013		1,000	—	—	—	—	55,197	55,197
Net OP equity issuances in business combinations:
OP units and subordinated performance units		—	—	—	—	—	142,223	142,223
LTIP units		—	—	—	—	—	3,652	3,652
Receivables for issuance of OP equity		—	—	—	—	—	(5,206)	(5,206)
Noncontrolling interests in acquired subsidiaries		—	—	—	—	—	41,297	41,297
Issuance of OP units		—	—	—	—	—	6,294	6,294
Equity-based compensation expense		—	—	—	—	—	1,468	1,468
Issuance of LTIP units for acquisition expenses		—	—	—	—	—	2,101	2,101

See notes to consolidated and combined financial statements.

NATIONAL STORAGE AFFILIATES TRUST AND NSA PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)

						Accumulated
	NSA			Additional		Other
	Predecessor	Common Shares		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Deficit	Number	Amount	Capital	Earnings	Loss	Interests	Equity
Issuance of subordinated performance units for related party acquisition expenses		—	—	—	—	—	3,542	3,542
Reduction in receivables from partners of OP		—	—	—	—	—	194	194
Distributions to limited partners of OP		—	—	—	—	—	(19,436)	(19,436)
Other comprehensive loss		—	—	—	—	—	(865)	(865)
Net loss		—	—	—	—	—	(16,357)	(16,357)
NSA Balances, December 31, 2014		1,000	—	—	—	—	214,104	214,104
OP equity issuances in business combinations:
OP units and subordinated performance units		—	—	—	—	—	42,113	42,113
LTIP units		—	—	—	—	—	1,402	1,402
Noncontrolling interests in acquired subsidiaries		—	—	—	—	—	21,137	21,137
Redemption of common shares		(1,000)	—	—	—	—	—	—
Issuance of common shares, net of offering expenses		23,000,000	230	270,715	—	—	—	270,945
Issuance of common shares, share based compensation plans		4,751	—	—	—	—	—	—
Effect of changes in ownership for consolidated entities		—	—	(34,376)	—	—	34,376	—
Issuance of OP units		—	—	—	—	—	1,416	1,416
Equity-based compensation expense		—	—	74	—	—	2,953	3,027
Issuance of LTIP units for acquisition expenses		—	—	—	—	—	1,020	1,020
Issuance of restricted common shares		17,210	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares		(6,210)	—	(21)	—	—	—	(21)
Reduction in receivables from partners of OP		—	—	—	—	—	1,589	1,589
Common share dividends		—	—	—	(12,429)	—	—	(12,429)
Distributions to noncontrolling interests		—	—	—	—	—	(33,200)	(33,200)
Other comprehensive income		—	—	—	—	—	148	148
Net income (loss)		—	—	—	12,440	—	(7,644)	4,796
NSA Balances, December 31, 2015		23,015,751	$230	$236,392	$11	$—	$279,414	$516,047

See notes to consolidated and combined financial statements.

NATIONAL STORAGE AFFILIATES TRUST AND NSA PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	NSA			NSA Predecessor
	Year Ended December 31,		Nine Months Ended December 31,	Three Months Ended March 31,
	2015	2014	2013	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,796	$(16,357)	$(10,481)	$(1,253)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	40,651	23,785	8,403	972
Amortization of debt issuance costs	2,714	3,282	1,291	167
Amortization of debt discount and premium, net	(1,747)	495	3,229	1,421
Loss on debt extinguishment	414	344	—	—
Unrealized loss (gain) on fair value of derivatives	68	332	(245)	(60)
Gain on sale of self storage properties	—	(1,427)	—	—
Issuance of subordinated performance units for related party payable	—	2,994	—	—
LTIP units issued for acquisition expenses	1,020	1,460	—	—
Equity-based compensation expense	3,027	1,468	1,104	—
Change in assets and liabilities, net of effects of business combinations:
Restricted cash	1,076	1,051	(244)	(120)
Other assets	(680)	(271)	705	(205)
Accounts payable and accrued liabilities	269	(126)	2,129	315
Deferred revenue	(198)	(607)	(103)	109
Net Cash Provided by Operating Activities	51,410	16,423	5,788	1,346
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(171,822)	(217,939)	(103,828)	—
Capital expenditures	(4,072)	(3,843)	(2,188)	(205)
Note receivable from PROs	—	(12,813)	—	—
Deposits and advances for self storage property acquisitions	(738)	(913)	—	—
Expenditures for corporate furniture, equipment and other	(418)	(146)	—	—
Change in restricted cash designated for capital expenditures	141	662	180	246
Proceeds from sale of self storage properties	—	2,993	—	—
Cash acquired in reorganization of entities under common control	—	—	3,469	—
Net Cash (Used in) Provided By Investing Activities	(176,909)	(231,999)	(102,367)	41

See notes to consolidated and combined financial statements.

NATIONAL STORAGE AFFILIATES TRUST AND NSA PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	NSA			NSA Predecessor
	Year Ended December 31,		Nine Months Ended December 31,	Three Months Ended March 31,
	2015	2014	2013	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares in IPO	278,070	—	—	—
Borrowings under debt financings	258,443	372,839	150,372	—
Proceeds from issuance of OP units and subordinated performance units	—	438	6,281	—
Receipts for OP unit subscriptions	1,015	—	5,863	—
Collection of receivables from issuance of OP equity	774	89	—	—
Principal payments under debt financings	(357,273)	(143,970)	(48,048)	(628)
Payment of dividends to common shareholders	(12,429)	—	—	—
Distributions to noncontrolling interests	(37,992)	(12,567)	(2,192)	—
NSA Predecessor distributions and other	—	34	(1,641)	—
Change in restricted cash for financing activity	(167)	—	—	—
Debt issuance costs	(1,848)	(1,774)	(2,495)	—
Equity offering costs	(5,438)	(1,700)	(365)	—
Net Cash Provided by (Used In) Financing Activities	123,155	213,389	107,775	(628)
(Decrease) Increase in Cash and Cash Equivalents	(2,344)	(2,187)	11,196	759
CASH AND CASH EQUIVALENTS
Beginning of period	9,009	11,196	—	2,769
End of period	$6,665	$9,009	$11,196	$3,528

Supplemental Cash Flow Information
Cash paid for interest	$20,206	$18,771	$18,933	$2,604
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in business combinations:
Issuance of OP units and subordinated performance units	$42,113	$137,017	$83,568	$—
Deposits on acquisitions applied to purchase price	745	—	—	—
LTIP units vesting upon acquisition of properties	1,402	3,652	2,918	—
Assumption of mortgages payable	73,498	65,816	4,461	—
Note payable to related party to settle assumed mortgages	5,342	—	—	—

See notes to consolidated and combined financial statements.

NATIONAL STORAGE AFFILIATES TRUST AND NSA PREDECESSOR
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	NSA			NSA Predecessor
	Year Ended December 31,		Nine Months Ended December 31,	Three Months Ended March 31,
	2015	2014	2013	2013
Other net liabilities assumed	511	2,403	1,030	—
OP units in exchange for receivable from seller	—	5,206	220	—
Notes receivable settled upon acquisition of properties	1,778	11,035	—	—
Fair value of noncontrolling interests in acquired subsidiaries	21,137	41,297	—	—
Issuance of OP units for settlement of subscription liability	1,416	5,863	—	—
Settlement of acquisition receivables from distributions	1,473	105	—	—
Increase in lender participation liability and related discount	—	770	1,971	767
Increase in OP unit subscription liability through reduced distributions	498	—	—	—
(Decrease) increase in payables for deferred offering costs	(1,379)	1,418	—	—
Settlement of debt issuance costs from borrowings	—	3,763	1,966	—
Settlement of offering expenses from IPO proceeds	20,930	—	—	—

Contributions by NSA Predecessor in reorganization of entities under common control:
Self storage properties, net	$—	$—	$159,509	$—
Restricted cash	—	—	2,567	—
Debt issuance costs, net	—	—	816	—
Other assets	—	—	795	—
Mortgages and notes payable	—	—	(163,302)	—
Participating mortgage payable	—	—	(23,467)	—
Accounts payable and other accrued liabilities	—	—	(2,920)	—
Deferred revenue	—	—	(1,242)	—
Non-cash liabilities of NSA Predecessor in excess of assets	$—	$—	$(27,244)	$—

See notes to consolidated and combined financial statements.

NATIONAL STORAGE AFFILIATES TRUST AND NSA PREDECESSOR
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS
National Storage Affiliates Trust was organized in the state of Maryland on May 16, 2013 and is a fully integrated, self-administered and self-managed real estate investment trust focused on the self storage sector. As used herein, "NSA," the "Company," "we," "our," and "us" refers to National Storage Affiliates Trust and its consolidated subsidiaries, except where the context indicates otherwise. The Company intends to elect and qualify as a real estate investment trust for U.S. federal income tax purposes ("REIT") commencing with its taxable year ended December 31, 2015.
Through our controlling interest as the sole general partner of NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013, we are focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of our operating partnership, our operating partnership is authorized to issue Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). We also own certain of our self storage properties through other consolidated limited partnership subsidiaries of our operating partnership, which we refer to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to our OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
The Company completed its initial public offering on April 28, 2015, pursuant to which it sold 20,000,000 shares of the Company's common shares of beneficial interest, $0.01 par value per share ("common shares"), at a price of $13.00 per share. As part of the offering, the Company granted the underwriters an option to purchase up to 3,000,000 additional common shares within thirty days after the offering. The underwriters exercised their option in full and, on May 18, 2015, purchased an additional 3,000,000 common shares. These transactions resulted in net proceeds to the Company of approximately $278.1 million, after deducting the underwriting discount and before additional expenses associated with the offering. The Company contributed the net proceeds from its initial public offering to our operating partnership in exchange for 23,000,000 OP units. OP Units are the economic equivalent of the Company's common shares and for each common share issued by the Company, our operating partnership issues a corresponding OP Unit to NSA in exchange for the contribution of the proceeds from the share issuances.
Prior to the completion of our initial public offering, the Company was 100% owned by National Storage Affiliates Holdings, LLC ("Holdings"), an entity formed on February 13, 2013. Holdings' only assets consisted of 126,400 OP units in our operating partnership which were acquired for cash of $0.6 million, and 1,000 common shares which were issued for nominal consideration on June 7, 2013. While our operating partnership was also formed on February 13, 2013, it did not commence operations until April 1, 2013. Holdings served as the general partner of our operating partnership until June 7, 2013 when the Company was appointed as the sole general partner. Due to the existence of common control by Holdings, the Company is deemed to have commenced its operations concurrently with the April 1, 2013 date when our operating partnership began its operations. Immediately prior to the completion of our initial public offering on April 28, 2015, we redeemed the 1,000 common shares held by Holdings for no consideration.
The Company's predecessor for accounting purposes consists of SecurCare Portfolio Holdings, LLC and SecurCare Value Properties, Ltd. (collectively, "NSA Predecessor"), entities whose principal owner is the Company's chief executive officer. NSA Predecessor does not represent a single legal entity, but a combination of these two legal entities under common control prior to formation of the Company. NSA Predecessor owned and operated a total of 110 self storage properties, which are included in the accompanying NSA Predecessor financial statements, in California, Colorado, Georgia, Mississippi, North Carolina, Oklahoma, and Texas. As discussed in Note 5, NSA Predecessor contributed to the Company a total of 88 of NSA Predecessor's self storage properties, consisting of 23 self storage properties on June 10, 2013, and an additional 65 self storage properties that were contributed on April 1, 2014. For financial reporting purposes the contribution of all 88 self storage properties by NSA Predecessor was accounted for as a reorganization of entities under common control, whereby all 88 self storage properties were treated as if they were acquired on April 1, 2013 (the date our operating partnership's operations commenced). Of the 110 self storage properties owned by NSA Predecessor, 22 self storage properties did not meet the criteria for contribution to the Company and are excluded from the accompanying NSA financial statements. The historical carrying value of the net assets of NSA Predecessor as of April 1, 2013 is reflected in Note 5, along with a reconciliation to the net assets contributed and liabilities assumed for the 88 self storage properties contributed by NSA Predecessor. In addition, the 110 self storage properties owned by NSA Predecessor are reflected in the accompanying NSA Predecessor financial statements.
Where the "Company" is referenced in comparisons of financial results for any date prior to April 1, 2013, the financial information for such period relates solely to NSA Predecessor, notwithstanding "Company" or "NSA" being the reference.
The Company owned 277 self storage properties in 16 states with approximately 15.8 million rentable square feet in approximately 123,000 storage units as of December 31, 2015. These properties are managed with local operational focus and expertise by our participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), and Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions").
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP").
Principles of Consolidation and Combination
The Company's financial statements include the accounts of our operating partnership and its controlled subsidiaries. The combined financial statements of NSA Predecessor include the accounts of NSA Predecessor and all entities which were under common control. All significant intercompany balances and transactions have been eliminated in the consolidation and combination of entities.
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity ("VIE"), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional guidance to determine whether the general partner controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary, and (ii) entities that are non-VIEs which the Company controls and for which limited partners lack both substantive participating rights and the ability to dissolve or remove the Company without cause.
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
For transactions that result in changes to the Company's ownership interest in our operating partnership, the carrying amount of noncontrolling interests is adjusted to reflect such changes. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interests is adjusted is reflected as an adjustment to additional paid-in capital on the consolidated balance sheets.
Self Storage Properties
Self storage properties are carried at historical cost less accumulated depreciation and any impairment losses. Major replacements and betterments, which improve or extend the life of an asset, are capitalized. Expenditures for ordinary repairs and maintenance are expensed as incurred and are included in property operating expenses. Estimated depreciable lives of self storage properties are determined by considering the age and other indicators about the condition of the assets at the respective dates of acquisition, resulting in a range of estimated useful lives for assets within each category. All self storage property assets are depreciated using the straight-line method. Buildings and improvements are depreciated over estimated useful lives primarily between seven and 40 years; furniture and equipment are depreciated over estimated useful lives primarily between three and 10 years.
When a self storage property is acquired in a business combination, the purchase price of the acquired self storage property is allocated to land, buildings and improvements, furniture and equipment, customer in-place leases, assumed real estate leasehold interests, other assets acquired and liabilities assumed, based on the estimated fair value of each component. When a portfolio of self storage properties is acquired, the purchase price is allocated to the individual self storage properties based on the fair value determined using an income approach with appropriate risk-adjusted capitalization rates, which take into account the relative size, age and location of the individual self storage properties.
Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances in financial institutions in excess of federally insured limits. The Company has never experienced a loss that resulted from exceeding federally insured limits.
Restricted Cash
The Company's restricted cash consists of escrowed funds deposited with financial institutions for real estate taxes, insurance and other reserves for capital improvements in accordance with our loan agreements.
Customer In-place Leases
In allocating the purchase price for an acquisition accounted for as a business combination, the Company determines whether the acquisition includes intangible assets. The Company allocates a portion of the purchase price to an intangible asset attributed to the value of customer in-place leases. This intangible asset is amortized to expense using the straight-line method over 12 months, the estimated average rental period for our customers. Amortization expense for customer in-place leases amounted to $12.0 million and $8.3 million for the years ended December 31, 2015 and 2014, respectively, and $2.6 million for the nine months ended December 31, 2013. Substantially all of the leases in place at acquired properties are at market rates, as the leases are month-to-month contracts.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets for impairment when events and circumstances indicate that there may be impairment. When events or changes in circumstances indicate that the Company's long-lived assets may not be recoverable, the carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value attributable to the assets. If an asset's carrying value is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. For the periods presented, no assets were determined to be impaired under this policy.
Debt Issuance Costs
Debt issuance costs are amortized over the estimated life of the related debt using the straight-line method, which approximates the effective interest rate method. Amortization of debt issuance costs is included in interest expense in the accompanying statements of operations.
Revenue Recognition
Management has determined that all of our leases are operating leases. Substantially all leases may be terminated on a month-to-month basis and rental income is recognized ratably over the lease term using the straight-line method. Rents received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Promotional discounts and other incentives are recognized as a reduction to rental income over the applicable lease term. Other property-related revenue consists of ancillary revenues such as tenant insurance-related access fees and commissions and sales of storage supplies which are recognized in the period earned.
The Company recognizes gains from disposition of facilities only upon closing in accordance with the guidance on sales of real estate. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales under this guidance.
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $2.4 million and $1.7 million for the years ended December 31, 2015 and 2014, and $0.8 million for the nine months ended December 31, 2013. NSA Predecessor recognized $0.2 million in advertising expense for the three months ended March 31, 2013.
Acquisition Costs, Organizational and Offering Expenses
The Company incurs title, legal and consulting fees, and other costs associated with the completion of self storage property acquisitions. Such costs are included in acquisition costs in the accompanying statements of operations in the period in which they are incurred. The Company also incurs legal fees and filing fees in connection with the organization of the Company and its subsidiaries, which are charged to expense in the period incurred.
Commissions, legal fees and other costs that are directly associated with equity offerings are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to equity in the period it is determined that the offering was successful. Deferred offering costs related to unsuccessful offerings are recorded as expense in the period when it is determined that the offering is unsuccessful. Other costs related to equity offerings, such as audit fees associated with the operations of our self storage properties for periods preceding the related contribution and formation transactions, are charged to expense in the period incurred.
Income Taxes
NSA Predecessor was comprised of a limited partnership and a limited liability company. Under applicable federal and state income tax rules, the allocated share of net income or loss from the limited partnership and the limited liability company was reported in the income tax returns of the respective partners and members. Accordingly, NSA Predecessor did not generate an income tax benefit or expense for the three months ended March 31, 2013.
Through December 31, 2014, the Company did not have a profit and loss sharing interest in our operating partnership and did not have any other operations that were subject to taxation. Accordingly, the Company did not generate an income tax benefit or expense for the period from its inception through December 31, 2014.
The Company intends to elect to be taxed as a REIT under sections 856 through 860 of the U.S. Internal Revenue Code (the "Code") commencing with the taxable year ended December 31, 2015. To qualify as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax on the earnings distributed currently to its shareholders that it derives from its REIT qualifying activities. If the Company fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain provisions set forth in the Code, all of the Company's taxable income would be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax.
The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries ("TRS") for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its customers and holding assets that the Company is not permitted to hold directly. A TRS is subject to federal and state income taxes.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2015 and 2014. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; due to the Company's recent formation, the 2015, 2014 and 2013 tax years are the only periods that remain open to examination by these taxing jurisdictions. Tax years prior to 2012 for the limited partnership and limited liability company that comprise NSA Predecessor are no longer subject to examination.
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2015 or 2014.

Earnings per Share
Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by further adjusting for the dilutive impact using the treasury stock method for any share options and unvested share equivalents outstanding during the period and the if-converted method for any convertible securities outstanding during the period.
Equity-Based Awards
The measurement and recognition of compensation cost for all equity-based awards granted to officers, employees and consultants is based on estimated fair values. Compensation cost is recognized on a straight-line basis over the requisite service periods of each award with non-graded vesting. For awards granted which contain a graded vesting schedule and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For awards granted for which vesting is subject to a performance condition, including awards that vested upon completion of the Company's initial public offering, compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance condition will be achieved.
The estimated fair value of all equity-based awards issued to PROs and their affiliates in connection with self storage property acquisitions is included in the cost of the respective acquisitions. The estimated fair value of such awards is measured at the date the self storage properties are acquired, as this date represents satisfaction of the performance condition and coincides with the award vesting.
Derivative Financial Instruments
The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The use of derivative instruments has been limited to interest rate swap and cap agreements. The fair values of derivative instruments are included in other assets and accounts payable and accrued liabilities in the accompanying balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive loss in our balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings.
The valuation of interest rate swap and cap agreements is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates (forward curves) derived from observable market interest rate forward curves. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting.
Fair Value Measurements
When measuring fair value of financial instruments that are required to be recorded or disclosed at fair value, the Company uses a three-tier measurement hierarchy which prioritizes the inputs used to calculate fair value. These tiers include Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Segment Reporting
The Company manages its business as one reportable segment consisting of investments in self storage properties located in the United States. Although we operate in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics amongst all markets.

Reclassifications
Certain amounts in the financial statements and related notes have been reclassified to conform to the current year presentation. Such reclassifications do not impact our previously reported financial position or net income (loss).
Allocation of Net Income (Loss)
The distribution rights and priorities set forth in our operating partnership's LP Agreement differ from what is reflected by the underlying percentage ownership interests of the unitholders. Accordingly, we allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period. The HLBV method is commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder's ownership percentage.
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
Other Comprehensive Income (Loss)
The Company has cash flow hedge derivative instruments that are measured at fair value with unrealized gains or losses recognized in other comprehensive income (loss) with a corresponding adjustment to accumulated other comprehensive loss within equity, as discussed further in Note 13. Under the HLBV method of allocating income (loss) discussed above, a calculation is prepared at each balance sheet date by applying the HLBV method including, and excluding, the assets and liabilities resulting from our cash flow hedge derivative instruments to determine comprehensive income (loss) attributable to National Storage Affiliates Trust. As a result of the distribution rights and priorities set forth in our operating partnership's LP Agreement, all amounts of consolidated other comprehensive income (loss) for the year ended December 31, 2015 were allocated to noncontrolling interests, as presented within the accompanying statements of comprehensive income (loss).
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the current consolidation guidance. The Company is required to adopt ASU 2015-02 for annual and interim financial statements issued for the year ending December 31, 2016. Upon adoption by the Company, ASU 2015-02 permits the use of either the modified retrospective or cumulative effect transition method. The Company is finalizing its analysis of ASU 2015-02 and does not expect ASU 2015-02 to have a material impact on its consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. The Company does not expect ASU 2015-03 to have a material impact on the Company's results from operations, however, adoption will result in the reclassification of certain debt issuance costs as an asset and a corresponding reduction in the carrying amount of the Company's debt financings applied retrospectively to all periods. The Company is required to adopt this ASU for annual and interim financial statements issued for the year ending December 31, 2016.
In September 2015, the FASB issued ASU 2015-16, Business Combinations—Simplifying the Accounting for Measurement-Period Adjustments, which requires an acquirer of a business to recognize adjustments to provisional amounts that are identified during the business combination's measurement period in the reporting period in which the adjustment amounts are determined rather than retrospectively. ASU 2015-16 is effective for the Company on January 1, 2016, with early application permitted. The Company elected to adopt ASU 2015-16 during the year ended December 31, 2015 and the adoption did not have a material impact on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance for accounting for leases, including requiring lessees to recognize most leases on-balance sheet as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company on January 1, 2019, with early application permitted. ASU 2016-02 requires a modified retrospective approach, with entities applying the new guidance at the beginning of the earliest period presented in the financial statements in which they first apply the new standard, with certain elective transition relief. The Company is evaluating the effect that ASU 2016-02 will have on its operating leases, consolidated financial statements and related disclosures.
3. NONCONTROLLING INTERESTS
All of the limited partner equity interests in our operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than our operating partnership. NSA is the general partner of our operating partnership and is authorized to cause our operating partnership to issue additional partner interests, including OP units and subordinated performance units, at such prices and on such other terms as it determines in its sole discretion.
As of December 31, 2015 and 2014, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2015	2014
OP units	21,556,006	18,817,088
Subordinated performance units	9,302,989	8,447,679
LTIP units	2,784,761	2,689,780
DownREIT units
DownREIT OP units	1,834,786	1,275,979
DownREIT subordinated performance units	4,386,999	3,009,884
Total	39,865,541	34,240,410
While the Company controls our operating partnership and manages the daily operations of our operating partnership's business, the Company did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of the Company's initial public offering. The increase in OP Units, DownREIT OP units, subordinated performance units, and DownREIT subordinated performance units outstanding from December 31, 2014 to December 31, 2015 was related to the acquisition of self storage properties and a centralized call center. The increase in LTIP units outstanding from December 31, 2014 to December 31, 2015 was due to the issuance of compensatory LTIP units to third party consultants, employees and a PRO.

Distributions
The Company is entitled to cause our operating partnership to make distributions to OP unit holders and subordinated performance unit holders in our operating partnership from time to time in its sole discretion. To the extent distributions are made, the holders of OP units are entitled to receive distributions with respect to all of the Company's self storage property portfolio and the holders of each series of subordinated performance units are entitled to receive distributions with respect to the portfolio of self storage properties to which the series of subordinated performance units relates. To the extent that there is available operating cash flow or capital transaction proceeds, subject to maintaining the Company's qualification as a REIT, the Company may cause our operating partnership to make distributions.
Conversion of LTIP Units
LTIP units are a special class of partnership interest in our operating partnership that allow the holder to participate in the ordinary and liquidating distributions received by holders of the OP units (subject to the achievement of specified levels of profitability by our operating partnership or the achievement of certain events). LTIP units were first granted under the 2013 Long-Term Incentive Plan (the "2013 Plan"). Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times prior to December 31, 2017. LTIP units do not have full parity with OP units with respect to liquidating distributions and do not receive ordinary distributions until such parity is reached pursuant to the terms of the LP Agreement. If such parity is reached under the LP Agreement, upon vesting, vested LTIP units may be converted into an equal number of OP units, and thereafter have all the rights of OP units, including redemption rights.
Subordinated Performance Unit Conversion Rights
Other than in connection with a retirement event, after a minimum of two years from the later of completion of the Company's initial public offering or the issuance of subordinated performance units in connection with the initial contribution of a PRO's self storage properties to the Company, holders of subordinated performance units can voluntarily convert such units for OP units (inclusive of a specified conversion penalty) upon the achievement of certain performance thresholds with respect to a specific self storage portfolio.
OP Unit Redemption Rights
The holders of OP units are not entitled to elect redemption until one year after the later of the closing of the Company's initial public offering or the issuance of the OP units. Following such one year period, the Company will have the ability to satisfy the redemption request by issuing common shares on a one-for-one basis or the payment of cash, solely at the option of the Company. Accordingly, the limited partner interests are included in noncontrolling interests within equity in the accompanying balance sheets as of December 31, 2015 and 2014.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	December 31,
	2015	2014
Land	$315,867	$236,691
Buildings and improvements	829,093	600,284
Furniture and equipment	2,241	1,966
Total self storage properties	1,147,201	838,941
Less accumulated depreciation	(68,100)	(39,614)
Self storage properties, net	$1,079,101	$799,327
Depreciation expense related to self storage properties amounted to $28.5 million and $15.5 million for the years ended December 31, 2015 and 2014, respectively, $5.8 million for the nine months ended December 31, 2013, and $1.0 million for the three months ended March 31, 2013.

5. NSA PREDECESSOR CONTRIBUTIONS
As further described in Note 1, NSA Predecessor contributed certain assets to the Company, and the Company assumed certain liabilities from NSA Predecessor in exchange for OP units, subordinated performance units and LTIP units. NSA Predecessor contributed a total of 88 self storage properties in connection with the formation transactions which were accounted for as a reorganization of entities under common control. Presented below is a summary of the financial position of NSA Predecessor as of April 1, 2013, and a reconciliation to the assets acquired and the liabilities assumed in exchange for the OP units issued to NSA Predecessor effective April 1, 2013 (in thousands):

	Total Predecessor	Exclusions	Contributions to NSA
Assets acquired:
Self storage properties, net	$171,537	$(12,028)	$159,509
Cash and cash equivalents	3,528	(59)	3,469
Restricted cash	2,567	—	2,567
Debt issuance costs, net	816	—	816
Other assets, net	910	(115)	795
Total assets acquired	179,358	(12,202)	167,156
Liabilities assumed:
Debt financing	(188,402)	1,633	(186,769)
Accounts payable and accrued liabilities	(3,021)	101	(2,920)
Deferred revenue	(1,339)	97	(1,242)
Predecessor deficit	$(13,404)	$(10,371)	$(23,775)
The exclusions shown in the table above relate to 22 self storage properties that did not meet the criteria for contribution to the Company.
6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
The Company acquired 58 self storage properties with an estimated fair value of $313.0 million during the year ended December 31, 2015 and 83 self storage properties with an estimated fair value of $479.1 million during the year ended December 31, 2014. During the year ended December 31, 2015, 25 self storage properties with an estimated fair value of $134.4 million were acquired by us from our PROs, and 13 self storage properties with an estimated fair value of $65.3 million were acquired by us from an entity which is managed by a member of our board of trustees. During the year ended December 31, 2014, 60 self storage properties with an estimated fair value of $382.1 million were acquired by us from our PROs.
These self storage property acquisitions were accounted for as business combinations whereby the Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $8.5 million and $13.2 million during the years ended December 31, 2015 and 2014, respectively, resulting in a total fair value of $304.5 million and $465.9 million allocated to real estate during the years ended December 31, 2015 and 2014, respectively.

The following table summarizes, by calendar quarter, the consideration for the business combinations completed by the Company during the years ended December 31, 2015 and 2014 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:
		Summary of Consideration
	Number of Properties		Value of OP Equity(2)	Settlement of Note Receivable	Liabilities Assumed (Assets Acquired)		Noncontrolling Interests(4)	Total Fair Value
		Cash(1)			Mortgages(3)	Other
3/31/2015	6	$6,991	$8,954	$1,778	$16,442	$70	$6,770	$41,005
6/30/2015	21	41,277	22,971	—	30,547	288	—	95,083
9/30/2015	15	84,673	10,188	—	2,866	512	8,327	106,566
12/31/2015	16	39,626	1,402	—	23,643	(359)	6,040	70,352
Total	58	$172,567	$43,515	$1,778	$73,498	$511	$21,137	$313,006

3/31/2014	1	$1,900	$—	$—	$—	$5	$—	$1,905
6/30/2014	36	94,580	72,803	—	—	986	—	168,369
9/30/2014	31	77,252	39,547	—	59,546	1,070	35,442	212,857
12/31/2014	15	55,242	28,254	—	6,270	342	5,855	95,963
Total	83	$228,974	$140,604	$—	$65,816	$2,403	$41,297	$479,094

(1)	Includes cash advances during 2014 of $11.0 million for notes receivable that subsequently settled as a reduction of cash payable for self storage property acquisitions.

(2)
Value of OP equity represents the fair value of OP units, subordinated performance units, and LTIP units. The amounts shown for OP equity are net of receivables from the OP equity holders of $4.8 million for the three months ended September 30, 2014 and $0.4 million for the three months ended December 31, 2014.

(3)	Includes fair value of debt adjustment for assumed mortgages of approximately $2.2 million and $5.5 million during the years ended December 31, 2015 and 2014, respectively.

(4)
Represents the fair value of noncontrolling interests associated with self storage properties acquired in DownREIT partnerships. We estimate the portion of the fair value of the net assets owned by noncontrolling interests based on the fair value of the real estate and debt assumed.

As discussed in Note 12, three of the 58 self storage properties acquired during the year ended December 31, 2015, and one of the 83 self storage properties acquired during the year ended December 31, 2014, are subject to non-cancelable leasehold interest agreements that are classified as operating leases.
The results of operations for these business combinations are included in our statements of operations beginning on the respective closing date for each acquisition. The accompanying statements of operations includes aggregate revenue of $19.3 million and operating income of $2.4 million related to the 58 self storage properties acquired during the year ended December 31, 2015. For the year ended December 31, 2014, the accompanying statements of operations includes aggregate revenue of $21.8 million and operating income of $2.1 million related to the 83 self storage properties acquired during such period. Acquisition costs in the accompanying statements of operations include consulting fees, transaction expenses, and other costs related to business combinations, which amounted to $4.8 million and $9.6 million for the years ended December 31, 2015 and 2014, respectively.
Self Storage Properties Under Contract
As of March 9, 2016, the Company was under contract to acquire an additional 22 self storage properties, and during January and February 2016, the Company acquired 16 self storage properties for approximately $85.0 million, as discussed further in Note 15.

Unaudited Pro Forma Financial Information
The unaudited pro forma financial information set forth below reflects adjustments to the historical data of the Company and NSA Predecessor to give effect to the acquisitions and related financing activities for (i) nine of the 16 self storage properties discussed in Note 15 that were acquired subsequent to December 31, 2015, as if each acquisition had occurred on January 1, 2015 (unaudited pro forma financial information is not presented for seven of the self storage properties acquired subsequent to December 31, 2015 because the information required is not available to the Company), (ii) 42 of the 58 self storage properties acquired during the year ended December 31, 2015, as if the acquisitions had occurred on January 1, 2014 (unaudited pro forma financial information is not presented for 16 of the self storage properties acquired during the year ended December 31, 2015 since the information required is not available to the Company), (iii) each of the 83 self storage properties that were acquired during the year ended December 31, 2014, as if each acquisition had occurred on January 1, 2013, and (iv) 43 self-storage property acquisitions that occurred during 2013, as if each had occurred on January 1, 2012.
As described in greater detail above, given that certain information with respect to the self storage properties we acquired during the year ended December 31, 2015 and subsequent to December 31, 2015 is not available to the Company, readers of this Annual Report on Form 10-K and investors are cautioned not to place undue reliance on our unaudited pro forma financial information. The unaudited pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on an unaudited pro forma basis the results of operations for the years ended December 31, 2015, 2014, and 2013 (dollars in thousands):

	Unaudited
	NSA Year Ended December 31,		Combined(1)
	2015	2014	2013
Pro forma revenue:
Historical results	$133,919	$76,970	$40,164
Acquisitions subsequent to December 31, 2015(2)	4,348	—	—
2015 Acquisitions(3)	9,462	22,596	—
2014 Acquisitions	—	28,377	46,500
2013 Acquisitions	—	—	11,701
Total	$147,729	$127,943	$98,365
Pro forma net income (loss): (4)
Historical results	$4,796	$(16,357)	$(11,734)
Acquisitions subsequent to December 31, 2015(2)	(142)	—	—
2015 Acquisitions(3)	10,403	(7,258)	—
2014 Acquisitions	—	21,395	(17,721)
2013 Acquisitions	—	—	7,565
Total	$15,057	$(2,220)	$(21,890)

(1)
In order to present pro forma data in a way that offers a consistent period to period comparison, the historical results of operations of NSA for the nine months ended December 31, 2013 (consisting of total revenue of $32.9 million and net loss of $10.5 million) have been combined with the historical results of operations of NSA Predecessor for the three months ended March 31, 2013 (consisting of total revenue of $7.3 million and net loss of $1.3 million), after giving effect to the pro forma adjustments discussed above for the entire year ended December 31, 2013. The combination of NSA's historical operating results with the historical operating results of NSA Predecessor does not comply with U.S. GAAP and is presented solely for the purposes of this disclosure of pro forma operating results for the year ended December 31, 2013.

(2)
Reflects nine of the [16] self storage properties acquired during this period because the information required with respect to the seven remaining properties acquired during this period is not available to the Company.

(3)
Reflects [42] of the [58] self storage properties acquired during this period because the information required with respect to the [16] remaining properties acquired during this period is not available to the Company.

(4)
Significant assumptions and adjustments in preparation of the pro forma information include the following: (i) for the cash portion of the purchase price for self storage properties acquired during the year ended December 31, 2015 the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 2.03% as of December 31, 2015; (ii) for the cash portion of the purchase price for properties acquired during the year ended December 31, 2014, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 2.66% as of December 31, 2014; (iii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; (iv) for acquisition costs of $4.8 million incurred during the year ended December 31, 2015, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2014; and (v) for acquisition costs of $9.6 million incurred during the year ended December 31, 2014, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2013.For acquisition costs of $3.4 million incurred in 2013, pro forma adjustments give effect to these expenses as if they were incurred on January 1, 2012.
Dispositions
In May 2014, the Company sold to an unrelated party one of the self storage properties contributed by NSA Predecessor. The gross selling price was $3.0 million and the Company recognized a gain on sale of $1.4 million.
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2015	2014
Customer in-place leases, net of accumulated amortization of $4,312 and $5,469, respectively	$4,209	$7,700
Receivables:
Trade, net	1,093	979
PROs and other affiliates	232	416
Note receivable from PRO	—	1,778
Property acquisition deposits	763	770
Interest rate derivative assets	331	—
Prepaid expenses and other	1,486	1,017
Corporate furniture, equipment and other, net	534	198
Deferred offering costs	—	3,086
Total	$8,648	$15,944
8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2015 and 2014 is summarized as follows (dollars in thousands):

	Interest	December 31,
	Rate (1)	2015	2014
Credit Facility:
Revolving line of credit	2.03%	$187,975	$166,217
Term loan	2.75%	200,000	144,558
Unsecured term loan	—	—	50,000
Fixed rate mortgages payable	3.93%	182,637	153,416
Variable rate mortgages payable	—	—	83,500
Total		$570,612	$597,691

(1)
Represents the effective interest rate as of December 31, 2015. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

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

•
A senior revolving credit facility (the "revolving line of credit"), which provides for a total borrowing commitment up to $350.0 million, whereby the Company may borrow, repay and re-borrow amounts under the revolving line of credit. The borrowing commitment is subject to a borrowing base calculation, which only includes self storage properties with an occupancy rate of at least 75% on a combined basis. As of December 31, 2015, we had the capacity to borrow an additional $162.0 million, subject to the borrowing base calculation. The Company is required to pay a fee which ranges from 0.20% to 0.25% of unused borrowings under the revolving line of credit. As of December 31, 2015, the pricing grid under the revolving line of credit provides for an interest rate equal to one-month London Interbank Offered Rate ("LIBOR") plus 1.60%. The revolving line of credit matures in March 2017 and the Company may elect an extension of the maturity date until March 2018 by paying an extension fee equal to 0.20% of the total borrowing commitment at the time of the extension.

•
A $200.0 million senior term loan (the "term loan") which provides that amounts borrowed may be repaid at any time but not re-borrowed. As of December 31, 2015, the pricing grid under the term loan provides for an interest rate equal to one-month LIBOR plus 1.50%. No principal payments are required under the term loan until the maturity date in March 2018.

The terms of the credit facility limit the Company's ability to make distributions, incur additional debt, and acquire or sell significant assets. The credit facility requires compliance with certain financial and non-financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and minimum net worth, which were not impacted by the increase amendment discussed above. At December 31, 2015, the Company was in compliance with all such covenants.
Unsecured Term Loan
On April 1, 2014, the Company entered into a senior unsecured term loan (the "unsecured term loan") with a syndicated group of lenders consisting of three financial institutions. The unsecured term loan provided for maximum borrowings of $50.0 million. The loan originally matured on April 1, 2015 but was extended until October 1, 2015 in exchange for a prescribed fee of $250,000. There was a mandatory repayment of this loan upon the occurrence of a capital event (such as completion of the Company's initial public offering) as defined in the loan agreement, and following the completion of our initial public offering during the year ended December 31, 2015, we used a portion of the net proceeds from our initial public offering to repay the $50.0 million unsecured term loan. The repayment resulted in a $0.2 million write-off of unamortized debt issuance costs. Prior to the repayment, payments were limited to interest only, to be paid on a monthly basis, and the outstanding principal balance bore interest at one-month LIBOR plus 5.00%.
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through November 2024, and have effective interest rates that range from 2.20% to 5.00%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As discussed in Note 6, we assumed fixed rate mortgages of $73.5 million in connection with 31 of the properties acquired during the year ended December 31, 2015 and $65.8 million in connection with 16 of the properties acquired during the year ended December 31, 2014. We repaid $34.7 million of these assumed mortgages during the year ended December 31, 2015.
Variable Rate Mortgages Payable
Variable rate mortgages had contractual maturities at various dates through October 2015, and had effective interest rates that ranged from 2.43% to 9.65%. Following the completion of our initial public offering during the year ended December 31, 2015, we used a portion of the net proceeds from our initial public offering to repay all $83.5 million of the outstanding variable rate mortgages. In connection with the repayments, the Company incurred a $0.5 million prepayment penalty and recorded a $0.2 million write-off of unamortized debt issuance costs. Prior to the repayment, principal and interest on this debt was generally payable in monthly interest-only payments with balloon payments due at maturity.

Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2015, the future maturities of outstanding borrowings under the Company's credit facility and fixed rate mortgages are presented in the table below (in thousands):

Year Ending December 31,	Contractual Principal	Premium Amortization	Total
2016	$14,130	$1,697	$15,827
2017	204,129	1,100	205,229
2018	209,192	985	210,177
2019	3,468	917	4,385
2020	37,635	564	38,199
After 2021	96,332	463	96,795
	$564,886	$5,726	$570,612
9. EQUITY-BASED AWARDS
The Company grants awards in the form of LTIP units and restricted common shares to provide equity based incentive compensation to members of our senior management team, our independent trustees, advisers, consultants, other personnel, and as consideration for self storage property acquisitions.
LTIP Units
LTIP units are a special class of partnership interest in our operating partnership that allow the holder to participate in the ordinary and liquidating distributions received by holders of the OP units (subject to the achievement of specified levels of profitability by our operating partnership or the achievement of certain events). LTIP units do not have full parity with OP units with respect to liquidating distributions and do not receive ordinary distributions until such parity is reached pursuant to the terms of the LP Agreement. If such parity is reached under the LP Agreement, upon vesting, vested LTIP units may be converted into an equal number of OP units, and thereafter have all the rights of OP units, including redemption rights. The grant date fair value for all LTIP units was based on the fair value of comparable equity instruments of the Company such as its OP units, discounted for certain rights available to the similar equity instrument holders and not available to the LTIP unit holders. LTIP units were first granted under the 2013 Long-Term Incentive Plan (the "2013 Plan"), which authorized up to 2.5 million LTIP units for issuance. In connection with our initial public offering, we terminated the 2013 Plan but the awards granted thereunder remained outstanding after its termination. Additional LTIP units are issued pursuant to the LP Agreement discussed in Note 1.
Through December 31, 2015, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan and 310,051 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times prior to December 31, 2017.

Compensatory Grants
The following table summarizes activity for compensatory LTIP units for the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013:

	Year Ended December 31,				Nine Months Ended December 31,
	2015		2014		2013
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	509,166	$10.07	287,600	$9.28	—	$—
Granted	6,000	13.00	378,550	10.37	406,600	9.28
Vested	(278,901)	9.84	(156,984)	9.35	(119,000)	9.28
Unvested at end of year	236,265	$10.41	509,166	$10.07	287,600	$9.28
The aggregate fair value of compensatory LTIP units that vested during the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013 was $2.7 million, $1.5 million and $1.1 million, respectively. Total compensation cost recognized for compensatory LTIP units was $3.0 million, $1.5 million and $1.1 million for the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013, respectively. At December 31, 2015, total unvested compensation cost not yet recognized was $2.3 million. The Company expects to recognize this compensation cost over a period of approximately 2.0 years.
If the grantee has a termination of service for any reason during the vesting period, the unvested LTIP units will be forfeited. Compensation expense related to LTIP units granted to members of our senior management team, our independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying statements of operations.
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan to PROs, including NSA Predecessor, as part of the consideration for their respective self storage property acquisitions and contributions. The following table presents the number of units issued and units vested for acquisition grants for the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013:

	Total LTIP units
Units issued on December 31, 2013	1,683,560
Units vested upon issuance in 2013 related to:
Properties contributed or sourced by PROs	(314,410)
Contributions by NSA Predecessor(1)	(107,080)
Total unvested units, December 31, 2013	1,262,070
Units vested in 2014 related to:
Properties contributed or sourced by PROs(2)	(379,970)
Contributions by NSA Predecessor(1)	(359,200)
Total unvested units, December 31, 2014	522,900
Units vested in 2015 related to:
Properties contributed or sourced by PROs(2)	(99,100)
Total unvested units, December 31, 2015	423,800	(3)

(1)
The contribution of self storage properties by NSA Predecessor was accounted for as a reorganization of entities under common control and, accordingly, no value was recognized in the Company's financial statements for these LTIP units.

(2)
The aggregate fair value of vested LTIP units associated with self storage properties contributed or sourced by PROs represents consideration for the self storage property acquisitions set forth in Note 6.

(3)
As of December 31, 2015, the remaining unvested LTIP units will vest as additional self storage properties are contributed or sourced by the PROs. The fair value of such LTIP units will be recorded as additional acquisition consideration based on the fair value in the period such acquisitions are completed.

The aggregate fair value of purchase consideration recognized during the years ended December 31, 2015 and 2014 and the nine months ended December 31, 2013 was $1.4 million, $3.7 million and $2.9 million, respectively.
LP Agreement Grants to Consultants
Pursuant to the LP Agreement, during the years ended December 31, 2015 and 2014, the Company issued 88,981 and 221,070 LTIP units, respectively, that were immediately vested to consultants that provided acquisition services that are included in acquisition costs in the accompanying statements of operations. The aggregate fair value of LTIP units was $1.0 million for the year ended December 31, 2015 and $2.1 million for the year ended December 31, 2014.
Restricted Common Shares
Restricted common shares were first granted under the 2015 National Storage Affiliates Trust Equity Incentive Plan (the "2015 Plan"), which authorizes our compensation, nominating, and corporate governance committee to grant share options, restricted common shares, phantom shares, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by our operating partnership and other equity-based awards up to an aggregate of 5% of the common shares issued and outstanding from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP units and LTIP units, into common shares). As of December 31, 2015, we did not have outstanding under our equity compensation plan, any options, warrants or rights to purchase our common shares. Through December 31, 2015, an aggregate of 17,210 restricted common shares have been issued under the 2015 Plan. These restricted common shares vest over a period of 2.5 years.
The following table summarizes activity for restricted common shares for the year ended December 31, 2015:

	Year Ended December 31,
	2015
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	—	$—
Granted	17,210	12.40
Vested	(6,000)	12.40
Forfeited	(210)	12.40
Unvested at end of year	11,000	$12.40
The aggregate fair value and total compensation cost of restricted common shares that vested during the year ended December 31, 2015 was $0.1 million. At December 31, 2015, total unvested compensation cost not yet recognized was $0.1 million. The Company expects to recognize this compensation cost over a period of approximately 2.0 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying statements of operations.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2015 and 2014, and the nine months ended December 31, 2013 (in thousands, except per share amounts):

	Year Ended December 31,		Nine Months Ended December 31,
	2015	2014	2013
Earnings (loss) per common share - basic and diluted
Numerator
Net income (loss)	$4,796	$(16,357)	$(10,481)
Net loss attributable to noncontrolling interests	7,644	16,357	10,481
Net income (loss) attributable to National Storage Affiliates Trust	12,440	—	—
Distributed and undistributed earnings allocated to participating securities	(9)	—	—
Net income (loss) attributable to common shareholders - basic	12,431	—	—
Effect of assumed conversion of dilutive securities	(4,919)	—	—
Net income (loss) attributable to common shareholders - diluted	$7,512	$—	$—

Denominator
Weighted average shares outstanding - basic	15,463	1	1
Effect of dilutive securities:
Weighted average OP units outstanding	15,697	—	—
Weighted average DownREIT OP unit equivalents outstanding	1,171	—	—
Weighted average LTIP units outstanding	1,272	—	—
Subordinated performance units and DownREIT subordinated performance unit equivalents	11,806	—	—
Weighted average shares outstanding - diluted	45,409	1	1

Earnings (loss) per share - basic	$0.80	$—	$—
Earnings (loss) per share - diluted	$0.17	$—	$—
Dividends declared per common share	$0.54	$—	$—
As discussed in Note 3, the Company did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of the Company's initial public offering. As a result, all of our operating partnership's profits and losses for the period from January 1, 2015 to April 28, 2015 and the years ended December 31, 2014 and 2013 were allocated to noncontrolling interests.
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
LTIP units may also, under certain circumstances, be convertible into OP units, which are exchangeable for common shares as described above. Certain LTIP units vested at the date of grant or upon the completion of the Company's initial public offering and certain LTIP units will vest upon the satisfaction of a future service condition. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2015, 236,265 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the year ended December 31, 2015, 423,800 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
Subordinated performance units may also, under certain circumstances, be convertible into OP units which are exchangeable for common shares as described above, and DownREIT subordinated performance units may, under certain circumstances, be exchangeable for subordinated performance units on a one-for-one basis. Subordinated performance units are only convertible into OP units, after a two year lock-out period and then generally (i) at the holder's election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations.
Although subordinated performance units and DownREIT subordinated performance units may only be convertible after a two year lock-out period, we assume a hypothetical conversion of each subordinated performance unit (including each DownREIT subordinated performance unit) into OP units (with subsequently assumed redemption into common shares) for the purposes of calculating diluted weighted average common shares. This hypothetical conversion is calculated using historical financial information prior to and since the completion of the Company's initial public offering on April 28, 2015, and as a result, is not necessarily indicative of the subsequent results of operations, cash flows or financial position of the Company following the initial public offering or upon expiration of the two-year lock-out period on conversions.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
11. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to continue providing leasing, operating, supervisory and administrative services related to the self storage properties contributed by and acquired from the PROs. The PROs are the same entities that provided similar services prior to the respective dates that the self storage properties were contributed to or acquired by the Company. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the years ended December 31, 2015 and 2014, the Company incurred $7.6 million and $4.5 million, respectively, for supervisory and administrative fees to the PROs. During the nine months ended December 31, 2013, the Company incurred $2.0 million for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying statements of operations.
The supervisory and administrative service fees incurred by NSA Predecessor amounted to 6% of gross revenue which totaled $0.4 million for the three months ended March 31, 2013. Such fees incurred by NSA Predecessor are included in general and administrative expenses in the accompanying statement of operations.

Affiliate Payroll Services
The employees responsible for operation of the self storage properties are employees of the PROs who charge the Company for the costs associated with the respective employees. For the years ended December 31, 2015 and 2014, the Company incurred $13.4 million and $8.4 million, respectively, for payroll and related costs reimbursable to these affiliates. For the nine months ended December 31, 2013, the Company incurred an aggregate of $3.6 million for payroll costs and related costs reimbursable to these affiliates. Such costs are included in property operating expenses in the accompanying statements of operations.
For the three months ended March 31, 2013, NSA Predecessor reimbursed the related party $0.9 million for payroll costs. Such costs incurred by NSA Predecessor are included in property operating expenses in the accompanying statement of operations.
Affiliate Call Center Services
On April 1, 2015, the Company acquired a centralized call center for 50,000 OP units from SecurCare, an affiliate of NSA Predecessor. Because the Company and SecurCare are under common control, the assets acquired and liabilities assumed were recorded at SecurCare's historical carrying value, which was a nominal amount as of the acquisition date. SecurCare continues to manage call center services to support self storage property operations and the fees paid to SecurCare for these services for the nine months ended December 31, 2015 are included in the supervisory and administrative fees discussed above. The call center utilizes approximately 1,500 square feet in one of the Company's self storage properties acquired from NSA Predecessor for annual rent of approximately $25,000.
Prior to the acquisition, for the years ended December 31, 2015 and 2014, the Company incurred call center charges of $0.2 million and $0.5 million, respectively. For the nine months ended December 31, 2013, the Company incurred call center charges of $0.3 million. Such call center costs are included in property operating expenses in the accompanying statements of operations.
For the three months ended March 31, 2013, NSA Predecessor incurred call center charges of $0.1 million. Such call center costs incurred by NSA Predecessor are included in property operating expenses in the accompanying statement of operations.
Brokerage Fees
During the years ended December 31, 2015 and 2014, the Company incurred fees of $0.2 million and $0.3 million, respectively, in connection with its acquisition of certain self storage properties which were sourced by the PROs. During the nine months ended December 31, 2013, the Company incurred fees of $0.5 million in connection with its acquisition of certain self storage properties which were sourced by the PROs. These expenses are included in acquisition costs in the accompanying statements of operations.
In connection with self storage properties contributed by NSA Predecessor, during the year ended December 31, 2014 the Company recognized a $2.7 million contractually obligated transaction expense payable to SecurCare, an affiliate of NSA Predecessor. In April 2014, the Company issued subordinated performance units in full payment of this amount.
Due Diligence Costs
During the year ended December 31, 2015, the Company reimbursed certain PROs for $0.6 million of due diligence costs related to certain self storage property acquisitions sourced by the PROs. These expenses are included in acquisition costs in the accompanying statements of operations.
During the year ended December 31, 2014, in connection with the acquisition of certain self storage properties sourced by an affiliate of NSA Predecessor, the Company agreed to reimburse the related party for $0.2 million of due diligence costs related to the acquisitions.
Notes Receivable
In connection with the acquisition of two self storage properties, the Company made a bridge loan of $4.8 million to a PRO on February 28, 2014. This loan provided for interest at 5.16% and was collateralized by self storage properties that were subsequently acquired by the Company on May 30, 2014, at which time the note was repaid.

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
 In connection with the acquisition of 16 self storage properties from PROs during the year ended December 31, 2014, the Company assumed certain mortgages that provided for interest at above-market rates. The sellers of the self storage properties agreed to reimburse the Company for the difference between the fair value and the contractual value of the assumed mortgages which amounted to $5.2 million. Due to the structure of the transaction, the amount owed to the Company was considered a receivable for the issuance of equity and was recorded as an offset against equity. During the year ended December 31, 2015, the Company received above-market interest reimbursements from the sellers totaling $1.6 million. In addition, in exchange for $1.4 million of principal payment reimbursements received related to these assumed mortgages, the Company issued 85,130 OP units to the sellers during the year ended December 31, 2015.
Notes Payable
During the year ended December 31, 2015, in connection with the acquisition of self storage properties owned in DownREIT partnerships, the Company entered into bridge loan agreements for $5.3 million payable to principals of the PRO that contributed the properties. The notes bore interest at a weighted average fixed rate of 3.30% and were fully repaid during the year ended December 31, 2015.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
In January 2015 the Company acquired three self storage properties that are subject to non-cancelable leasehold interest agreements that are classified as operating leases. These lease agreements expire between 2034 and 2051, inclusive of extension options that we anticipate exercising. The lease agreements provide for fixed rental increases throughout the term of the lease, and, accordingly, the Company recognizes lease expense on a straight-line basis over the expected lease terms. Rent expense under these ground lease agreements is included in property operating expenses in the accompanying statements of operations and amounted to $0.9 million for the year ended December 31, 2015.
In September 2014 the Company acquired a self storage property that is subject to a non-cancelable ground lease agreement that is classified as an operating lease. This agreement provides for a minimum lease term that expires in June 2045 and provides for extension options that if exercised would extend the lease expiration until June 2075. The estimated useful life of the related self storage property extends through 2054; therefore, the Company intends to exercise extension options whereby the lease term would expire in 2055. The ground lease agreement provides for fixed increases throughout the term of the lease and, accordingly, the Company recognizes lease expense on a straight-line basis over the expected lease term. Rent expense under this ground lease agreement is included in property operating expenses in the accompanying statements of operations and amounted to $0.1 million and less than $0.1 million for the years ended December 31, 2015 and 2014, respectively.
In March 2014, the Company entered into a non-cancelable operating lease that expires in July 2020 for its corporate headquarters in Greenwood Village, Colorado. Under the terms of the office lease, the Company obtained an option to extend the lease for an additional term of five years at then current market rates. The office lease provides for an abated rent period and the value of this inducement is being accounted for as a reduction to rent expense over the term of the lease. Rent expense related to this office lease is included in general and administrative expenses in the accompanying statements of operations and amounted to $0.1 million for the years ended December 31, 2015 and 2014.

As of December 31, 2015, future minimum cash payments under the Company's operating leases are as follows (in thousands):

Year Ending December 31,	Ground Leases	Office Lease	Total
2016	$833	$116	$949
2017	847	119	966
2018	852	122	974
2019	857	125	982
2020	902	74	976
2021 through 2055	26,405	—	26,405
	$30,696	$556	$31,252
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
13. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company sometimes limits its exposure to interest rate fluctuations by entering into interest rate swap or cap agreements. The interest rate swap agreements moderate the Company's exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The interest rate cap agreements effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable interest rate. Our interest rate cap agreements are not material to our financial position and results of operations and there were no interest rate cap agreements outstanding as of December 31, 2015.
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

Information regarding our interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

	Interest Rate Swaps Designated as Cash Flow Hedges	Non-hedge accounting Interest Rate Swaps	Total
Fair value at December 31, 2013	$—	$70	$70
Unrealized losses included in interest expense	—	(277)	(277)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,077	—	1,077
Unrealized losses included in accumulated other comprehensive loss	(1,942)	—	(1,942)
Fair value at December 31, 2014	$(865)	$(207)	$(1,072)
Unrealized losses included in interest expense	—	(63)	(63)
Designation of interest rate swap as a cash flow hedge	(270)	270	—
Cash flow hedge ineffectiveness	15	—	15
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,699	—	1,699
Unrealized losses included in accumulated other comprehensive loss	(1,551)	—	(1,551)
Fair value at December 31, 2015	$(972)	$—	$(972)
As of December 31, 2014, the Company had outstanding interest rate swaps with aggregate notional amounts of $125.0 million designated as cash flow hedges and one interest rate swap with a notional amount of $7.6 million that was not designated as a cash flow hedge. During the year ended December 31, 2015, the Company designated this interest rate swap as a cash flow hedge following the expansion of its credit facility. As of December 31, 2015, the Company had outstanding interest rate swaps with aggregate notional amounts of $199.4 million designated as cash flow hedges.
As of December 31, 2015, the Company's swaps had a weighted average remaining term of 2.4 years. The fair value of these swaps are presented within other assets and accounts payable and accrued liabilities in the accompanying balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. If the forward rates at December 31, 2015 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $1.1 million of the unrealized losses included in accumulated other comprehensive loss. If market interest rates increase above the 1.25% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to us from our counterparty to the interest rate swaps.
There were no transfers between levels during the years ended December 31, 2015 and 2014. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2015 and 2014, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at December 31, 2015 and 2014, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at December 31, 2015 and 2014 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined carrying value of our fixed rate mortgages payable was approximately $182.6 million as of December 31, 2015 with a fair value of approximately $189.3 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.41%, compared to the weighted average contractual interest rate of 5.10%. The combined carrying value of our fixed rate mortgages was approximately $153.4 million as of December 31, 2014 with a fair value of approximately $158.3 million. In determining the fair value as of December 31, 2014, the Company estimated a weighted average market interest rate of approximately 3.59%, compared to the weighted average contractual interest rate of 5.11%.
14. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following is a summary of quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Total revenues	$28,291	$31,650	$35,678	$38,300
Total operating expenses	23,332	24,987	26,397	27,612
Income from operations	4,959	6,663	9,281	10,688
Net income (loss)	(2,771)	93	2,109	5,365
Net income (loss) attributable to National Storage Affiliates Trust	$—	$3,464	$4,372	$4,604
Earnings (loss) per share - basic	$—	$0.22	$0.19	$0.20
Earnings (loss) per share - diluted	$—	$—	$0.03	$0.08

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Total revenues	$13,161	$16,215	$20,863	$26,731
Total operating expenses	10,097	12,526	16,802	20,462
Income from operations	3,064	3,689	4,061	6,269
Net income (loss)	(2,803)	(6,158)	(5,025)	(2,371)
Net income (loss) attributable to National Storage Affiliates Trust	$—	$—	$—	$—
Earnings (loss) per share - basic	$—	$—	$—	$—
Earnings (loss) per share - diluted	$—	$—	$—	$—

15. SUBSEQUENT EVENTS
In January and February 2016, the Company acquired 16 self storage properties for approximately $85.0 million. Consideration for these acquisitions included approximately $66.0 million of net cash and OP equity of approximately $19.0 million (consisting of the issuance of approximately 972,000 OP Units and 139,000 subordinated performance units, and the vesting of approximately 26,000 LTIP Units previously issued). Of these acquisitions, four were acquired by us from our PROs and 12 were acquired by us from third-party sellers. In connection with these acquisitions, the Company reimbursed the PROs for $0.1 million of due diligence costs related to the self storage properties sourced by the PROs.
In February 2016, the Company entered into definitive agreements with parties related to Hide-Away Storage Services, Inc. ("Hide-Away") of Sarasota, Florida, to add Hide-Away as the Company's seventh PRO. As part of the agreement, Hide-Away has agreed to contribute 14 properties to the Company for approximately $115 million. The 14 property Hide-Away portfolio includes approximately 1 million rentable square feet and approximately 9,400 self storage units. The transaction is expected to close early in the second quarter of 2016, following the satisfaction of customary closing conditions. Consideration for the transaction is expected to include the issuance of approximately $60.0 million of OP units and subordinated performance units and the assumption of approximately $42.0 million of mortgage principal indebtedness.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(dollars in thousands)

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total	Depreciation	Acquired

Lake Havasu City-Kingman	AZ	$671	$1,572	$—	$671	$1,572	$2,243	$141	4/1/2014
Lake Havasu City-Kingman	AZ	722	2,546	—	722	2,546	3,268	220	7/1/2014
Phoenix-Mesa-Glendale	AZ	1,089	6,607	16	1,089	6,623	7,712	453	6/30/2014
Phoenix-Mesa-Glendale	AZ	3,813	7,831	21	3,813	7,852	11,665	359	9/30/2014
Phoenix-Mesa-Glendale	AZ	1,375	2,613	14	1,375	2,627	4,002	215	9/30/2014
Phoenix-Mesa-Glendale	AZ	1,653	7,531	7	1,653	7,538	9,191	285	10/1/2014
Phoenix-Mesa-Glendale	AZ	1,661	3,311	3	1,661	3,314	4,975	159	10/1/2014
Phoenix-Mesa-Glendale	AZ	1,050	5,359	—	1,050	5,359	6,409	132	1/1/2015
Phoenix-Mesa-Glendale	AZ	1,198	1,921	—	1,198	1,921	3,119	58	5/1/2015
Phoenix-Mesa-Glendale	AZ	1,324	3,626	11	1,324	3,637	4,961	88	5/1/2015
Phoenix-Mesa-Glendale	AZ	3,816	4,348	3	3,816	4,351	8,167	103	5/1/2015
Tucson	AZ	421	3,855	59	421	3,914	4,335	260	8/29/2013
Tucson	AZ	716	1,365	1	716	1,366	2,082	172	8/29/2013
Los Angeles-Long Beach-Santa Ana	CA	6,641	8,239	16	6,641	8,255	14,896	443	4/1/2014
Los Angeles-Long Beach-Santa Ana	CA	1,122	1,881	—	1,122	1,881	3,003	128	6/30/2014
Los Angeles-Long Beach-Santa Ana(2)	CA	7,186	12,771	5	7,186	12,776	19,962	672	9/17/2014
Los Angeles-Long Beach-Santa Ana(2)(3)	CA	—	7,106	7	—	7,113	7,113	359	9/17/2014
Los Angeles-Long Beach-Santa Ana(2)	CA	2,366	4,892	7	2,366	4,899	7,265	267	9/17/2014
Los Angeles-Long Beach-Santa Ana(2)	CA	2,871	3,703	1	2,871	3,704	6,575	163	10/7/2014
Los Angeles-Long Beach-Santa Ana(2)	CA	5,448	10,015	13	5,448	10,028	15,476	522	10/7/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	—	13,150	4	—	13,154	13,154	427	1/1/2015
Riverside-San Bernardino-Ontario(2)	CA	552	3,010	110	552	3,120	3,672	621	5/16/2008
Riverside-San Bernardino-Ontario	CA	1,342	4,446	28	1,342	4,474	5,816	765	4/1/2013
Riverside-San Bernardino-Ontario	CA	1,672	2,564	1	1,672	2,565	4,237	184	4/1/2014
Riverside-San Bernardino-Ontario	CA	978	1,854	2	978	1,856	2,834	179	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,068	2,609	90	1,068	2,699	3,767	214	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,202	2,032	20	1,202	2,052	3,254	141	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,803	2,758	4	1,803	2,762	4,565	253	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,337	4,489	—	1,337	4,489	5,826	277	6/30/2014
Riverside-San Bernardino-Ontario	CA	846	2,508	15	846	2,523	3,369	211	7/1/2014

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total	Depreciation	Acquired

Riverside-San Bernardino-Ontario(2)	CA	1,026	4,552	21	1,026	4,573	5,599	233	9/17/2014
Riverside-San Bernardino-Ontario(2)	CA	1,878	5,104	9	1,878	5,113	6,991	231	9/17/2014
Riverside-San Bernardino-Ontario(2)	CA	14,109	23,112	2	14,109	23,114	37,223	1,240	9/17/2014
Riverside-San Bernardino-Ontario	CA	3,974	6,962	17	3,974	6,979	10,953	426	10/1/2014
Riverside-San Bernardino-Ontario	CA	2,018	3,478	204	2,018	3,682	5,700	254	10/1/2014
Riverside-San Bernardino-Ontario	CA	1,842	3,420	3	1,842	3,423	5,265	115	1/1/2015
Riverside-San Bernardino-Ontario	CA	1,981	3,323	3	1,981	3,326	5,307	138	1/1/2015
Riverside-San Bernardino-Ontario	CA	3,418	9,907	12	3,418	9,919	13,337	131	8/5/2015
Riverside-San Bernardino-Ontario	CA	1,913	6,072	7	1,913	6,079	7,992	95	8/5/2015
Riverside-San Bernardino-Ontario	CA	772	4,044	12	772	4,056	4,828	75	8/5/2015
Riverside-San Bernardino-Ontario	CA	597	5,464	6	597	5,470	6,067	73	8/5/2015
Riverside-San Bernardino-Ontario	CA	3,022	8,124	7	3,022	8,131	11,153	126	8/5/2015
Riverside-San Bernardino-Ontario	CA	2,897	5,725	6	2,897	5,731	8,628	100	8/5/2015
Riverside-San Bernardino-Ontario	CA	2,835	5,589	3	2,835	5,592	8,427	81	8/5/2015
Riverside-San Bernardino-Ontario	CA	2,484	5,903	3	2,484	5,906	8,390	71	8/5/2015
Riverside-San Bernardino-Ontario	CA	1,139	5,054	—	1,139	5,054	6,193	43	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,401	4,577	—	1,401	4,577	5,978	30	10/1/2015
Riverside-San Bernardino-Ontario	CA	925	3,459	—	925	3,459	4,384	31	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,174	2,556	17	1,174	2,573	3,747	26	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,506	2,913	—	1,506	2,913	4,419	24	10/1/2015
Riverside-San Bernardino-Ontario	CA	631	2,307	5	631	2,312	2,943	26	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,318	2,394	—	1,318	2,394	3,712	26	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,942	2,647	—	1,942	2,647	4,589	33	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,339	2,830	—	1,339	2,830	4,169	27	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,105	2,672	—	1,105	2,672	3,777	31	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,542	2,127	—	1,542	2,127	3,669	25	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,478	4,534	2	1,478	4,536	6,014	31	10/1/2015
San Diego-Carlsbad-San Marcos(2)	CA	3,703	5,582	6	3,703	5,588	9,291	260	9/17/2014
San Diego-Carlsbad-San Marcos	CA	3,544	4,915	3	3,544	4,918	8,462	230	10/1/2014
San Diego-Carlsbad-San Marcos(3)	CA	—	5,568	3	—	5,571	5,571	146	1/1/2015
San Diego-Carlsbad-San Marcos(3)	CA	—	4,041	3	—	4,044	4,044	200	1/31/2015
Colorado Springs	CO	455	1,351	46	455	1,397	1,852	300	8/29/2007

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total	Depreciation	Acquired

Colorado Springs	CO	588	2,162	1,076	588	3,238	3,826	621	3/26/2008
Colorado Springs	CO	632	3,118	393	632	3,511	4,143	732	3/26/2008
Colorado Springs	CO	414	1,535	307	414	1,842	2,256	383	5/1/2008
Colorado Springs(2)	CO	300	1,801	63	300	1,864	2,164	313	6/1/2009
Denver-Aurora-Broomfield	CO	868	128	2,301	868	2,429	3,297	340	6/22/2009
Fort Collins-Loveland	CO	3,213	3,087	92	3,213	3,179	6,392	677	8/29/2007
Fort Collins-Loveland	CO	2,514	1,786	49	2,514	1,835	4,349	393	8/29/2007
Lakeland-Winter Haven(2)	FL	972	2,159	14	972	2,173	3,145	52	5/4/2015
Tampa-St. Petersburg-Clearwater(2)	FL	361	1,238	16	361	1,254	1,615	42	5/4/2015
Atlanta-Sandy Springs-Marietta	GA	515	687	96	515	783	1,298	171	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	272	1,357	223	272	1,580	1,852	333	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	702	1,999	281	702	2,280	2,982	494	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	1,413	1,590	156	1,413	1,746	3,159	377	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	341	562	126	341	688	1,029	154	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	553	847	163	553	1,010	1,563	223	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	85	445	227	85	672	757	159	9/28/2007
Atlanta-Sandy Springs-Marietta(2)	GA	494	2,215	224	494	2,439	2,933	518	9/28/2007
Atlanta-Sandy Springs-Marietta	GA	1,614	2,476	4	1,614	2,480	4,094	44	7/29/2015
Atlanta-Sandy Springs-Marietta	GA	1,595	2,143	4	1,595	2,147	3,742	46	7/29/2015
Augusta	GA	84	539	147	84	686	770	163	8/29/2007
Augusta	GA	205	686	141	205	827	1,032	182	8/29/2007
Columbus(2)	GA	169	342	147	169	489	658	80	5/1/2009
Macon	GA	180	840	30	180	870	1,050	184	9/28/2007
Savannah	GA	324	1,160	125	324	1,285	1,609	280	8/29/2007
Savannah(2)	GA	597	762	163	597	925	1,522	204	9/28/2007
Savannah	GA	409	1,335	14	409	1,349	1,758	153	1/31/2014
Savannah	GA	811	1,181	125	811	1,306	2,117	125	6/25/2014
Louisville/Jefferson County(2)	KY	2,174	3,667	23	2,174	3,690	5,864	87	5/1/2015
Shreveport-Bossier City	LA	971	3,474	26	971	3,500	4,471	73	5/5/2015
Shreveport-Bossier City	LA	964	3,573	15	964	3,588	4,552	102	5/5/2015
Shreveport-Bossier City	LA	772	2,906	10	772	2,916	3,688	82	5/5/2015
Shreveport-Bossier City	LA	479	1,439	24	479	1,463	1,942	43	5/5/2015

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total	Depreciation	Acquired

Shreveport-Bossier City	LA	475	854	15	475	869	1,344	30	5/5/2015
Meridian(2)	MS	224	1,052	137	224	1,189	1,413	195	5/1/2009
Meridian(2)	MS	382	803	189	382	992	1,374	164	5/1/2009
Asheville	NC	1,030	1,487	15	1,030	1,502	2,532	147	5/19/2014
Asheville	NC	631	1,916	14	631	1,930	2,561	126	7/8/2014
Charlotte-Concord-Gastonia	NC	1,871	4,174	12	1,871	4,186	6,057	99	5/1/2015
Charlotte-Concord-Gastonia(2)	NC	1,108	3,935	20	1,108	3,955	5,063	96	5/4/2015
Charlotte-Concord-Gastonia(2)	NC	2,301	4,458	23	2,301	4,481	6,782	115	5/4/2015
Charlotte-Concord-Gastonia(2)	NC	1,862	3,297	14	1,862	3,311	5,173	45	9/2/2015
Durham-Chapel Hill	NC	390	1,025	163	390	1,188	1,578	258	8/29/2007
Durham-Chapel Hill(2)	NC	663	2,743	210	663	2,953	3,616	640	9/28/2007
Durham-Chapel Hill	NC	1,024	1,383	373	1,024	1,756	2,780	360	9/28/2007
Durham-Chapel Hill(2)	NC	1,711	4,180	12	1,711	4,192	5,903	90	5/1/2015
Fayetteville	NC	636	2,169	1,651	636	3,820	4,456	773	8/29/2007
Fayetteville(2)	NC	151	5,392	133	151	5,525	5,676	1,156	9/28/2007
Fayetteville	NC	1,319	3,444	18	1,319	3,462	4,781	281	10/10/2013
Fayetteville	NC	772	3,406	17	772	3,423	4,195	229	10/10/2013
Fayetteville(2)	NC	1,276	4,527	14	1,276	4,541	5,817	264	12/20/2013
Fayetteville	NC	1,195	2,072	—	1,195	2,072	3,267	16	10/1/2015
Fayetteville	NC	830	3,710	—	830	3,710	4,540	24	10/1/2015
Greensboro-High Point	NC	873	769	180	873	949	1,822	209	8/29/2007
Jacksonville(2)	NC	1,265	2,123	16	1,265	2,139	3,404	75	5/1/2015
Nonmetropolitan Area	NC	530	2,394	5	530	2,399	2,929	96	12/11/2014
Nonmetropolitan Area	NC	667	2,066	7	667	2,073	2,740	87	12/11/2014
Nonmetropolitan Area(2)	NC	689	3,153	9	689	3,162	3,851	76	5/6/2015
Raleigh-Cary	NC	396	1,700	167	396	1,867	2,263	423	8/29/2007
Raleigh-Cary	NC	393	1,190	133	393	1,323	1,716	295	8/29/2007
Raleigh-Cary	NC	907	2,913	89	907	3,002	3,909	637	8/29/2007
Raleigh-Cary(2)	NC	1,578	4,678	12	1,578	4,690	6,268	98	5/4/2015
Wilmington	NC	1,283	1,747	82	1,283	1,829	3,112	396	8/29/2007
Wilmington(2)	NC	860	828	58	860	886	1,746	193	9/28/2007
Wilmington(2)	NC	1,881	4,618	10	1,881	4,628	6,509	103	5/1/2015

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total	Depreciation	Acquired

Winston-Salem	NC	362	529	57	362	586	948	126	8/29/2007
Concord	NH	632	1,040	6	632	1,046	1,678	212	6/24/2013
Concord	NH	197	901	5	197	906	1,103	164	6/24/2013
Dover-Durham	NH	1,488	7,300	17	1,488	7,317	8,805	429	7/1/2014
Boston-Cambridge-Quincy	NH	899	3,863	2	899	3,865	4,764	38	9/22/2015
Las Vegas-Paradise	NV	1,169	3,616	60	1,169	3,676	4,845	505	12/23/2013
Las Vegas-Paradise	NV	389	2,850	29	389	2,879	3,268	215	4/1/2014
Las Vegas-Paradise	NV	794	1,406	15	794	1,421	2,215	123	7/1/2014
Oklahoma City	OK	388	3,142	133	388	3,275	3,663	737	5/29/2007
Oklahoma City	OK	213	1,383	48	213	1,431	1,644	323	5/29/2007
Oklahoma City	OK	561	2,355	400	561	2,755	3,316	638	5/29/2007
Oklahoma City	OK	349	2,368	382	349	2,750	3,099	635	5/29/2007
Oklahoma City	OK	466	2,544	98	466	2,642	3,108	581	5/29/2007
Oklahoma City	OK	144	1,576	136	144	1,712	1,856	406	5/29/2007
Oklahoma City	OK	168	1,696	240	168	1,936	2,104	444	5/29/2007
Oklahoma City	OK	220	1,606	82	220	1,688	1,908	370	5/30/2007
Oklahoma City	OK	376	1,460	31	376	1,491	1,867	327	5/30/2007
Oklahoma City	OK	337	2,788	87	337	2,875	3,212	624	5/30/2007
Oklahoma City	OK	487	2,449	1,158	487	3,607	4,094	574	5/30/2007
Oklahoma City	OK	590	1,502	1,737	590	3,239	3,829	621	8/29/2007
Oklahoma City	OK	205	1,772	385	205	2,157	2,362	490	5/1/2009
Tulsa	OK	548	1,892	73	548	1,965	2,513	419	8/29/2007
Tulsa	OK	764	1,386	370	764	1,756	2,520	371	8/29/2007
Tulsa	OK	1,305	2,533	110	1,305	2,643	3,948	563	8/29/2007
Tulsa	OK	940	2,196	213	940	2,409	3,349	512	8/29/2007
Tulsa	OK	59	466	163	59	629	688	150	8/29/2007
Tulsa	OK	426	1,424	221	426	1,645	2,071	440	8/29/2007
Tulsa	OK	250	667	148	250	815	1,065	191	8/29/2007
Tulsa(2)	OK	944	2,085	52	944	2,137	3,081	427	2/14/2008
Tulsa(2)	OK	892	2,421	20	892	2,441	3,333	487	2/14/2008
Tulsa	OK	492	1,343	64	492	1,407	1,899	276	4/1/2008
Tulsa	OK	505	1,346	722	505	2,068	2,573	522	4/1/2008

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total	Depreciation	Acquired

Tulsa	OK	466	1,270	81	466	1,351	1,817	273	4/1/2008
Tulsa(2)	OK	1,103	4,431	10	1,103	4,441	5,544	734	6/10/2013
Bend	OR	295	1,369	5	295	1,374	1,669	237	4/1/2013
Bend	OR	1,692	2,410	23	1,692	2,433	4,125	474	4/1/2013
Bend(2)	OR	571	1,917	—	571	1,917	2,488	197	6/10/2013
Bend(2)	OR	397	1,180	83	397	1,263	1,660	195	6/10/2013
Bend	OR	690	1,983	—	690	1,983	2,673	162	5/1/2014
Bend	OR	722	2,151	—	722	2,151	2,873	155	5/1/2014
Bend	OR	800	2,836	4	800	2,840	3,640	204	5/1/2014
Corvallis	OR	382	1,465	—	382	1,465	1,847	156	12/30/2013
Eugene-Springfield	OR	710	1,539	61	710	1,600	2,310	226	4/1/2013
Eugene-Springfield	OR	842	1,674	6	842	1,680	2,522	260	4/1/2013
Eugene-Springfield(2)	OR	414	1,990	—	414	1,990	2,404	175	6/10/2013
Eugene-Springfield(2)	OR	1,149	2,061	37	1,149	2,098	3,247	224	6/10/2013
Eugene-Springfield	OR	728	3,230	—	728	3,230	3,958	228	12/30/2013
Eugene-Springfield	OR	1,601	2,686	17	1,601	2,703	4,304	290	4/1/2014
Hood River	OR	997	1,874	—	997	1,874	2,871	83	12/1/2014
Portland-Vancouver-Hillsboro	OR	851	2,063	—	851	2,063	2,914	202	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,704	2,313	93	1,704	2,406	4,110	323	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,254	2,787	—	1,254	2,787	4,041	282	4/1/2013
Portland-Vancouver-Hillsboro	OR	2,808	4,437	15	2,808	4,452	7,260	588	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,015	2,184	2	1,015	2,186	3,201	234	4/1/2013
Portland-Vancouver-Hillsboro(2)	OR	1,077	3,008	5	1,077	3,013	4,090	248	6/10/2013
Portland-Vancouver-Hillsboro(2)	OR	1,072	2,629	12	1,072	2,641	3,713	310	6/10/2013
Portland-Vancouver-Hillsboro(2)	OR	2,217	3,766	2	2,217	3,768	5,985	349	6/10/2013
Portland-Vancouver-Hillsboro(2)	OR	1,334	2,324	62	1,334	2,386	3,720	266	6/10/2013
Portland-Vancouver-Hillsboro(2)	OR	996	2,525	51	996	2,576	3,572	277	6/10/2013
Portland-Vancouver-Hillsboro	OR	1,496	3,372	18	1,496	3,390	4,886	296	6/24/2013
Portland-Vancouver-Hillsboro	OR	954	3,026	9	954	3,035	3,989	242	6/24/2013
Portland-Vancouver-Hillsboro	OR	1,627	2,388	44	1,627	2,432	4,059	230	6/24/2013
Portland-Vancouver-Hillsboro	OR	2,509	4,200	58	2,509	4,258	6,767	350	12/30/2013
Portland-Vancouver-Hillsboro	OR	787	1,915	38	787	1,953	2,740	145	12/30/2013

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total	Depreciation	Acquired

Portland-Vancouver-Hillsboro	OR	1,703	4,729	7	1,703	4,736	6,439	292	4/1/2014
Portland-Vancouver-Hillsboro	OR	738	2,483	—	738	2,483	3,221	154	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,690	2,995	—	1,690	2,995	4,685	145	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,200	9,531	66	1,200	9,597	10,797	782	5/30/2014
Portland-Vancouver-Hillsboro	OR	401	3,718	—	401	3,718	4,119	242	5/30/2014
Portland-Vancouver-Hillsboro	OR	1,160	3,291	—	1,160	3,291	4,451	203	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,435	4,342	—	1,435	4,342	5,777	271	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,478	4,127	—	1,478	4,127	5,605	255	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,402	3,196	—	1,402	3,196	4,598	189	6/30/2014
Portland-Vancouver-Hillsboro	OR	3,538	4,938	—	3,538	4,938	8,476	304	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,501	3,136	—	1,501	3,136	4,637	193	6/30/2014
Portland-Vancouver-Hillsboro(2)	OR	1,746	3,393	—	1,746	3,393	5,139	196	8/27/2014
Portland-Vancouver-Hillsboro(2)	OR	1,014	3,017	—	1,014	3,017	4,031	181	8/27/2014
Portland-Vancouver-Hillsboro	OR	227	648	25	227	673	900	43	9/30/2014
Portland-Vancouver-Hillsboro(2)	OR	2,202	3,477	54	2,202	3,531	5,733	190	10/20/2014
Portland-Vancouver-Hillsboro	OR	1,764	7,360	—	1,764	7,360	9,124	284	12/16/2014
Portland-Vancouver-Hillsboro	OR	2,670	8,709	—	2,670	8,709	11,379	87	8/10/2015
Prineville(2)	OR	427	1,648	—	427	1,648	2,075	92	8/27/2014
Roseburg(2)	OR	247	1,141	52	247	1,193	1,440	173	6/10/2013
Salem	OR	1,405	2,650	—	1,405	2,650	4,055	265	4/1/2014
The Dalles(2)	OR	1,108	2,100	—	1,108	2,100	3,208	100	12/5/2014
Anderson	SC	92	976	98	92	1,074	1,166	239	8/29/2007
Charlotte-Gastonia-Rock Hill(2)	SC	924	3,086	11	924	3,097	4,021	71	5/4/2015
Greenville-Mauldin-Easley	SC	82	838	64	82	902	984	196	8/29/2007
Spartanburg	SC	535	1,934	12	535	1,946	2,481	11	11/12/2015
Amarillo(2)	TX	80	877	106	80	983	1,063	167	5/1/2009
Amarillo(2)	TX	78	697	128	78	825	903	138	5/1/2009
Amarillo(2)	TX	147	810	141	147	951	1,098	159	5/1/2009
Austin-Round Rock-San Marcos	TX	937	5,319	23	937	5,342	6,279	423	6/24/2013
Austin-Round Rock-San Marcos	TX	1,395	2,790	10	1,395	2,800	4,195	343	6/24/2013
Austin-Round Rock-San Marcos	TX	768	1,923	2	768	1,925	2,693	104	10/29/2014
Brownsville-Harlingen	TX	845	2,364	47	845	2,411	3,256	109	9/4/2014

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total	Depreciation	Acquired

Brownsville-Harlingen	TX	639	1,674	71	639	1,745	2,384	93	9/4/2014
College Station-Bryan	TX	618	2,512	37	618	2,549	3,167	539	8/29/2007
College Station-Bryan	TX	551	349	128	551	477	1,028	107	8/29/2007
College Station-Bryan	TX	295	988	150	295	1,138	1,433	202	4/1/2008
College Station-Bryan	TX	51	123	60	51	183	234	44	4/1/2008
College Station-Bryan	TX	110	372	130	110	502	612	83	4/1/2008
College Station-Bryan	TX	62	208	11	62	219	281	44	4/1/2008
Dallas-Fort Worth-Arlington	TX	164	865	39	164	904	1,068	195	8/29/2007
Dallas-Fort Worth-Arlington	TX	155	105	52	155	157	312	40	9/28/2007
Dallas-Fort Worth-Arlington	TX	98	282	96	98	378	476	84	9/28/2007
Dallas-Fort Worth-Arlington	TX	264	106	166	264	272	536	63	9/28/2007
Dallas-Fort Worth-Arlington(2)	TX	376	803	116	376	919	1,295	199	9/28/2007
Dallas-Fort Worth-Arlington(2)	TX	338	681	99	338	780	1,118	169	9/28/2007
Dallas-Fort Worth-Arlington	TX	1,388	4,195	22	1,388	4,217	5,605	387	6/24/2013
Dallas-Fort Worth-Arlington	TX	1,859	5,293	25	1,859	5,318	7,177	461	7/25/2013
Dallas-Fort Worth-Arlington	TX	379	2,212	17	379	2,229	2,608	272	7/25/2013
Dallas-Fort Worth-Arlington	TX	1,397	5,250	12	1,397	5,262	6,659	422	7/25/2013
Dallas-Fort Worth-Arlington	TX	2,102	5,755	34	2,102	5,789	7,891	539	7/25/2013
Dallas-Fort Worth-Arlington	TX	649	1,637	6	649	1,643	2,292	290	7/25/2013
Dallas-Fort Worth-Arlington	TX	396	1,411	195	396	1,606	2,002	58	4/29/2015
Dallas-Fort Worth-Arlington	TX	1,263	3,346	—	1,263	3,346	4,609	37	10/19/2015
El Paso	TX	338	1,275	32	338	1,307	1,645	282	8/29/2007
El Paso	TX	94	400	163	94	563	657	115	8/29/2007
Houston-Sugar Land-Baytown	TX	698	2,648	149	698	2,797	3,495	47	7/20/2015
Longview(2)	TX	651	671	93	651	764	1,415	129	5/1/2009
Longview(2)	TX	104	489	157	104	646	750	101	5/1/2009
Longview(2)	TX	310	966	196	310	1,162	1,472	189	5/1/2009
Longview	TX	2,466	3,559	38	2,466	3,597	6,063	207	6/19/2014
Longview	TX	959	1,640	8	959	1,648	2,607	102	6/25/2014
McAllen–Edinburg–Mission	TX	1,217	2,738	170	1,243	2,908	4,151	216	7/31/2014
McAllen–Edinburg–Mission	TX	1,973	4,517	32	1,973	4,549	6,522	255	9/4/2014
McAllen–Edinburg–Mission	TX	1,295	3,929	33	1,295	3,962	5,257	219	9/4/2014

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total	Depreciation	Acquired

McAllen–Edinburg–Mission	TX	3,079	7,574	38	3,079	7,612	10,691	451	9/4/2014
McAllen–Edinburg–Mission	TX	1,017	3,261	46	1,017	3,307	4,324	178	9/4/2014
McAllen–Edinburg–Mission	TX	803	2,914	40	803	2,954	3,757	126	9/4/2014
McAllen–Edinburg–Mission	TX	2,249	4,966	25	2,249	4,991	7,240	288	9/4/2014
McAllen–Edinburg–Mission	TX	1,118	3,568	47	1,118	3,615	4,733	166	9/4/2014
Midland(2)	TX	691	1,588	114	691	1,702	2,393	284	5/1/2009
Odessa(2)	TX	168	561	99	168	660	828	113	5/1/2009
San Angelo(2)	TX	381	986	97	381	1,083	1,464	180	5/1/2009
San Antonio-New Braunfels	TX	614	2,640	17	614	2,657	3,271	205	4/1/2014
Aberdeen	WA	393	1,462	8	393	1,470	1,863	146	4/1/2014
Centralia(2)	WA	810	1,530	—	810	1,530	2,340	257	6/10/2013
Centralia(2)	WA	998	1,862	5	998	1,867	2,865	364	6/10/2013
Longview	WA	448	2,356	3	448	2,359	2,807	27	9/3/2015
Portland-Vancouver-Hillsboro	WA	421	2,313	1	421	2,314	2,735	224	4/1/2013
Portland-Vancouver-Hillsboro	WA	1,903	2,239	—	1,903	2,239	4,142	277	4/1/2013
Portland-Vancouver-Hillsboro(2)	WA	923	2,821	—	923	2,821	3,744	261	6/10/2013
Portland-Vancouver-Hillsboro	WA	935	2,045	—	935	2,045	2,980	134	4/1/2014
Portland-Vancouver-Hillsboro	WA	478	2,158	57	478	2,215	2,693	160	4/1/2014
Portland-Vancouver-Hillsboro(2)	WA	2,023	3,484	16	2,023	3,500	5,523	226	8/27/2014
Seattle-Tacoma-Bellevue	WA	770	3,203	10	770	3,213	3,983	243	4/1/2014
Seattle-Tacoma-Bellevue(2)	WA	1,390	2,506	—	1,390	2,506	3,896	172	8/27/2014
Seattle-Tacoma-Bellevue(2)	WA	1,438	3,280	16	1,438	3,296	4,734	191	9/18/2014
Seattle-Tacoma-Bellevue(2)	WA	1,105	2,121	—	1,105	2,121	3,226	106	10/3/2014
Total		$315,841	$807,851	$23,483	$315,867	$831,334	$1,147,201	$68,100

(1) Refers to metropolitan and micropolitan statistical area (MSA) as defined by the U.S. Census Bureau.

(2) As of December 31, 2015, 68 of our self storage properties were encumbered by an aggregate of $182.6 million of debt financing.

(3) Property subject to a long-term lease agreement.

Note: The Company only owns one class of real estate, which is self storage properties. The estimated useful lives of the individual assets that comprise buildings and improvements range from 3 years to 40 years. The category for buildings and improvements in the table above includes furniture and equipment.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	NSA			NSA Predecessor
	Year Ended December 31,		Nine Months Ended December 31,	Three Months Ended March 31,
	2015	2014	2013	2013
Self Storage properties:
Balance at beginning of period	$838,941	$370,698	$178,099	$190,987
Acquisitions and improvements	308,323	470,060	192,599	205
Write-off of fully depreciated assets and other	(63)	—	—	—
Dispositions	—	(1,817)	—	—
NSA Predecessor properties not contributed to NSA(1)	—	—	—	(13,093)
Balance at end of period	$1,147,201	$838,941	$370,698	$178,099

Accumulated depreciation:
Balance at beginning of period	$39,614	$24,379	$18,590	$18,683
Depreciation expense	28,549	15,508	5,789	972
Write-off of fully depreciated assets and other	(63)	—	—	—
Dispositions	—	(273)	—	—
NSA Predecessor properties not contributed to NSA(1)	—	—	—	(1,065)
Balance at end of period	$68,100	$39,614	$24,379	$18,590

(1) As further discussed in Note 1 and Note 5, NSA Predecessor owned 22 self storage properties with a net book value of $12.0 million that did not meet NSA's criteria for contribution to the Company.