Form 10-Q
period 2016-03-31
National Storage Affiliates Trust
filed 2016-05-10
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2016, 23,023,841 common shares of beneficial interest, $0.01 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Real estate
Self storage properties	$1,234,541	$1,147,201
Less accumulated depreciation	(76,810)	(68,100)
Self storage properties, net	1,157,731	1,079,101
Cash and cash equivalents	8,489	6,665
Restricted cash	2,889	2,712
Debt issuance costs, net	1,530	1,923
Other assets, net	9,215	8,648
Total assets	$1,179,854	$1,099,049
LIABILITIES AND EQUITY
Liabilities
Debt financing	$634,312	$567,795
Accounts payable and accrued liabilities	14,380	9,694
Deferred revenue	6,058	5,513
Total liabilities	654,750	583,002
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 23,023,841 and 23,015,751 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	230	230
Additional paid-in capital	239,014	236,392
Retained (deficit) earnings	(2,384)	11
Accumulated other comprehensive loss	(693)	—
Total shareholders' equity	236,167	236,633
Noncontrolling interests	288,937	279,414
Total equity	525,104	516,047
Total liabilities and equity	$1,179,854	$1,099,049

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUE
Rental revenue	$38,501	$27,418
Other property-related revenue	1,148	873
Total revenue	39,649	28,291
OPERATING EXPENSES
Property operating expenses	13,277	9,842
General and administrative expenses	4,335	3,613
Depreciation and amortization	10,892	9,877
Total operating expenses	28,504	23,332
Income from operations	11,145	4,959
OTHER INCOME (EXPENSE)
Interest expense	(4,941)	(6,982)
Acquisition costs	(1,288)	(599)
Organizational and offering expenses	—	(58)
Non-operating expense	(114)	(91)
Other income (expense)	(6,343)	(7,730)
Net income (loss)	4,802	(2,771)
Net (income) loss attributable to noncontrolling interests	(2,592)	2,771
Net income (loss) attributable to National Storage Affiliates Trust	$2,210	$—

Earnings (loss) per share - basic	$0.10	$—
Earnings (loss) per share - diluted	$0.07	$—

Weighted average shares outstanding - basic	23,005	1
Weighted average shares outstanding - diluted	67,994	1
Dividends declared per common share	0.20	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$4,802	$(2,771)
Other comprehensive income (loss)
Unrealized loss on derivative contracts	(1,895)	(1,166)
Reclassification of other comprehensive loss to interest expense	403	385
Other comprehensive loss	(1,492)	(781)
Comprehensive income (loss)	3,310	(3,552)
Comprehensive (income) loss attributable to noncontrolling interests	(1,793)	3,552
Comprehensive income (loss) attributable to National Storage Affiliates Trust	$1,517	$—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common Shares		Paid-in	(Deficit)	Comprehensive	Noncontrolling	Total
	Number	Amount	Capital	Earnings	Loss	Interests	Equity
Balances, December 31, 2015	23,015,751	$230	$236,392	$11	$—	$279,414	$516,047
OP equity recorded in business combinations:
OP units and subordinated performance units	—	—	—	—	—	18,630	18,630
LTIP units	—	—	—	—	—	438	438
Effect of changes in ownership for consolidated entities	—	—	2,592	—	—	(2,592)	—
Equity-based compensation expense	—	—	30	—	—	568	598
Issuance of restricted common shares	8,090	—	—	—	—	—	—
Reduction in receivables from partners of OP	—	—	—	—	—	353	353
Other comprehensive loss	—	—	—	—	(693)	(799)	(1,492)
Common share dividends	—	—	—	(4,605)	—	—	(4,605)
Distributions to limited partners of OP	—	—	—	—	—	(9,667)	(9,667)
Net income	—	—	—	2,210	—	2,592	4,802
Balances, March 31, 2016	23,023,841	$230	$239,014	$(2,384)	$(693)	$288,937	$525,104

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,802	$(2,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,892	9,877
Amortization of debt issuance costs	587	990
Amortization of debt discount and premium, net	(467)	(353)
Unrealized loss on fair value of derivatives	—	126
LTIP units issued for acquisition expenses	—	366
Equity-based compensation expense	598	638
Change in assets and liabilities, net of effects of business combinations:
Restricted cash	17	(100)
Other assets	(1,108)	(559)
Accounts payable and accrued liabilities	2,189	1,147
Deferred revenue	199	287
Net Cash Provided by Operating Activities	17,709	9,648
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(62,669)	(6,991)
Capital expenditures	(696)	(1,020)
Deposits and advances for self storage property acquisitions	(97)	(381)
Expenditures for corporate furniture, equipment and other	(209)	(33)
Change in restricted cash designated for capital expenditures	(98)	(24)
Net Cash Used In Investing Activities	(63,769)	(8,449)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under debt financings	79,500	21,000
Receipts for OP unit subscriptions	265	500
Collection of receivables from issuance of OP equity	193	372
Principal payments under debt financings	(18,572)	(16,489)
Payment of dividends to common shareholders	(4,605)	—
Distributions to noncontrolling interests	(8,777)	(6,288)
Debt issuance costs	(113)	(584)
Equity offering costs	(7)	(391)
Net Cash Provided by (Used In) Financing Activities	47,884	(1,880)
Increase (Decrease) in Cash and Cash Equivalents	1,824	(681)
CASH AND CASH EQUIVALENTS
Beginning of period	6,665	9,009
End of period	$8,489	$8,328

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Supplemental Cash Flow Information
Cash paid for interest	$4,717	$6,241
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in business combinations:
Issuance of OP units and subordinated performance units	$18,630	$8,954
Deposits on acquisitions applied to purchase price	631	—
LTIP units vesting upon acquisition of properties	438	—
Assumption of mortgages payable	5,861	16,442
Note payable to related party to settle assumed mortgages	—	4,054
Other net liabilities assumed	584	70
Notes receivable settled upon acquisition of properties	—	1,778
Fair value of noncontrolling interests in acquired subsidiaries	—	6,770
Increase in OP unit subscription liability through reduced distributions	107	91
Settlement of acquisition receivables through reduced distributions	160	141
Accrued distributions to noncontrolling interests	623	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties in the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of its operating partnership, the Company's operating partnership is authorized to issue Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated limited partnership subsidiaries of its operating partnership, which we refer to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
The Company completed its initial public offering on April 28, 2015, pursuant to which it sold 23,000,000 of the Company's common shares of beneficial interest, $0.01 par value per share ("common shares"), at a price of $13.00 per share, which included 3,000,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional shares. These transactions resulted in net proceeds to the Company of approximately $278.1 million, after deducting the underwriting discount and before additional expenses associated with the offering. The Company contributed the net proceeds from its initial public offering to its operating partnership in exchange for 23,000,000 OP units. OP Units are the economic equivalent of the Company's common shares and for each common share issued by the Company, its operating partnership issues a corresponding OP Unit to NSA in exchange for the contribution of the proceeds from the share issuances.
Immediately prior to the completion of the Company's initial public offering on April 28, 2015, the Company redeemed 1,000 common shares held by National Storage Affiliates Holdings, LLC ("Holdings"), an entity formed on February 13, 2013, for no consideration. Prior to this redemption, the Company was 100% owned by Holdings and the only assets of Holdings were 126,400 OP units and 1,000 common shares.
The Company owned 293 self storage properties in 17 states with approximately 16.8 million rentable square feet in approximately 130,000 storage units as of March 31, 2016. These properties are managed with local operational focus and expertise by the Company's participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), and Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"). As discussed in Note 12, on April 1, 2016, the Company completed its acquisition of a portfolio of self storage properties from parties related to Hide-Away Storage Services, Inc. ("Hide-Away") of Sarasota, Florida, and added Hide-Away as the Company's seventh PRO.
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

Principles of Consolidation
The Company's financial statements include the accounts of its operating partnership and its controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation of entities.
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity ("VIE"), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional guidance to determine whether the general partner controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates all entities that are VIEs and of which the Company is deemed to be the primary beneficiary.
During the three months ended March 31, 2016, the Company adopted ASU 2015-02 and concluded that although its operating partnership and certain DownREIT partnerships now meet the criteria as a VIE, no change was required to the Company's accounting for any of its interests in less than wholly owned DownREIT partnerships or its operating partnership. The sole significant asset of National Storage Affiliates Trust is its investment in its operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of its operating partnership. Accordingly, there has been no change to the recognized amounts in the Company's consolidated balance sheets and statements of operations or amounts reported in the Company's consolidated statements of cash flows.
As of March 31, 2016, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $260.6 million and $262.6 million as of March 31, 2016 and December 31, 2015, respectively. The carrying value of fixed rate mortgages payable held by these VIEs was $42.8 million and $43.2 million as of March 31, 2016 and December 31, 2015, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
Noncontrolling Interests
All of the limited partner equity interests in the operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than the operating partnership or its subsidiaries. In the consolidated statements of operations, the Company allocates net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to National Storage Affiliates Trust.
For transactions that result in changes to the Company's ownership interest in its operating partnership, the carrying amount of noncontrolling interests is adjusted to reflect such changes. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is reflected as an adjustment to additional paid-in capital on the consolidated balance sheets.
Allocation of Net Income (Loss)
The distribution rights and priorities set forth in the operating partnership's LP Agreement differ from what is reflected by the underlying percentage ownership interests of the unitholders. Accordingly, the Company allocates GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which the Company allocates income or loss based on the change in each unitholders’ claim on the net assets of its operating partnership at period end after adjusting for any distributions or contributions made during such period. The HLBV method is commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage.
The HLBV method is a balance sheet-focused approach. A calculation is prepared at each balance sheet date to determine the amount that unitholders would receive if the operating partnership were to liquidate all of its assets (at GAAP net book value) and distribute the resulting proceeds to its creditors and unitholders based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each unitholder's share of the income (loss) for the period. Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to unitholders as compared to their respective ownership percentage in the operating partnership, and net income (loss) attributable to National Storage Affiliates Trust could be more or less net income than actual cash distributions received and more or less income or loss than what may be received in the event of an actual liquidation.

Additionally, the HLBV method could result in net income attributable to National Storage Affiliates Trust during a period when the Company reports a consolidated net loss, or net income attributable to National Storage Affiliates Trust in excess of the Company's consolidated net income.
Other Comprehensive Income (Loss)
The Company has cash flow hedge derivative instruments that are measured at fair value with unrealized gains or losses recognized in other comprehensive income (loss) with a corresponding adjustment to accumulated other comprehensive loss within equity, as discussed further in Note 11. Under the HLBV method of allocating income (loss) discussed above, a calculation is prepared at each balance sheet date by applying the HLBV method including, and excluding, the assets and liabilities resulting from the Company's cash flow hedge derivative instruments to determine comprehensive income (loss) attributable to National Storage Affiliates Trust. As a result of the distribution rights and priorities set forth in the operating partnership's LP Agreement, in any given period, other comprehensive income (loss) may be allocated disproportionately to unitholders as compared to their respective ownership percentage in the operating partnership and as compared to their respective allocation of net income (loss).
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the current consolidation guidance. Under this guidance, limited partnerships may no longer be viewed as VIEs if the limited partners hold certain rights over the general partner. Alternatively, limited partnerships not previously viewed as VIEs may now be considered VIEs in the absence of such rights. The Company adopted ASU 2015-02 during the three months ended March 31, 2016, as more fully described above, see "–Principles of Consolidation".
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. In August 2015, the FASB issued ASU 2015-15 that permits debt issuance costs related to line-of-credit arrangements to be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASUs 2015-03 and 2015-15 during the three months ended March 31, 2016. The adoption resulted in the reclassification of certain debt issuance costs from assets to a reduction in the carrying amount of the Company's debt financings applied retrospectively to all periods. These reclassifications totaled $2.6 million and $2.8 million as of March 31, 2016 and December 31, 2015, respectively. Debt issuance costs related to the Company's senior revolving credit facility (the "revolving line of credit") remain classified within "Debt issuance costs, net" in the Company's consolidated balance sheets.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance for accounting for leases, including requiring lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and lessees to recognize most leases on-balance sheet as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company on January 1, 2019, with early application permitted. ASU 2016-02 requires a modified retrospective approach, with entities applying the new guidance at the beginning of the earliest period presented in the financial statements in which they first apply the new standard, with certain elective transition relief. The Company is evaluating the effect that ASU 2016-02 will have on its operating leases, consolidated financial statements and related disclosures.

3. NONCONTROLLING INTERESTS
As of March 31, 2016 and December 31, 2015, units reflecting noncontrolling interests consisted of the following:

	March 31,	December 31,
	2016	2015
OP units	22,528,274	21,556,006
Subordinated performance units	9,441,708	9,302,989
LTIP units	2,947,837	2,784,761
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	41,139,604	39,865,541
While the Company controls its operating partnership and manages the daily operations of its operating partnership's business, the Company did not have an ownership interest or share in its operating partnership's profits and losses prior to the completion of the Company's initial public offering. The increase in OP Units and subordinated performance units outstanding from December 31, 2015 to March 31, 2016 was related to the acquisition of self storage properties. The increase in LTIP units outstanding from December 31, 2015 to March 31, 2016 was due to the issuance of 163,076 compensatory LTIP units to employees during the three months ended March 31, 2016.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2016	2015
Land	$332,912	$315,867
Buildings and improvements	899,272	829,093
Furniture and equipment	2,357	2,241
Total self storage properties	1,234,541	1,147,201
Less accumulated depreciation	(76,810)	(68,100)
Self storage properties, net	$1,157,731	$1,079,101
Depreciation expense related to self storage properties amounted to $8.6 million and $6.3 million during the three months ended March 31, 2016 and 2015, respectively.
5. SELF STORAGE PROPERTY ACQUISITIONS
The Company acquired 17 self storage properties with an estimated fair value of $88.8 million during the three months ended March 31, 2016. Of these acquisitions, four self storage properties with an estimated fair value of $18.4 million were acquired by the Company from its PROs. These self storage property acquisitions were accounted for as business combinations whereby the Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company preliminarily allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $2.1 million, resulting in a total fair value of $86.7 million allocated to real estate.

The following table summarizes the consideration for the business combinations completed by the Company during the three months ended March 31, 2016 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:		Summary of Consideration
	Number of Properties		Value of OP Equity(1)	Liabilities Assumed (Assets Acquired)		Total Fair Value
		Cash		Mortgages	Other
March 31, 2016	17	$63,300	$19,068	$5,861	$584	$88,813

(1)	Value of OP equity represents the fair value of OP units, subordinated performance units and LTIP units.
The results of operations for these business combinations are included in the Company's statements of operations beginning on the respective closing date for each acquisition. For the three months ended March 31, 2016, the accompanying statements of operations includes aggregate total revenue of $1.1 million and an operating loss of less than $0.1 million related to the 17 self storage properties acquired. Acquisition costs in the accompanying statements of operations include consulting fees, transaction expenses, and other costs related to business combinations, which amounted to $1.3 million for the three months ended March 31, 2016.
Pro Forma Financial Information
The pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the acquisitions and related financing activities for (i) the 22 self storage properties discussed in Note 12 that were acquired subsequent to March 31, 2016, as if each acquisition had occurred on January 1, 2015, (ii) 15 of the 17 self storage properties acquired during the three months ended March 31, 2016, as if the acquisitions had occurred on January 1, 2015 (pro forma financial information is not presented for two of the self storage properties acquired during the three months ended March 31, 2016 since the information required is not available to the Company and (iii) each of the six self storage properties that were acquired during the three months ended March 31, 2015, as if each had occurred on January 1, 2014 (five of the six properties acquired during the three months ended March 31, 2015 were acquired on January 1, 2015 and are therefore included in the historical results for the entirety of the three months ended March 31, 2015).
As described in greater detail above, given that certain information with respect to the self storage properties the Company acquired during the three months ended March 31, 2016 and subsequent to March 31, 2016 is not available to the Company, readers of this Form 10-Q and investors are cautioned not to place undue reliance on the Company's pro forma financial information. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on a pro forma basis the results of operations for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Pro forma revenue:
Historical results	$39,649	$28,291
Acquisitions subsequent to March 31, 2016	4,702	4,212
Acquisitions during the three months ended March 31, 2016(1)	842	1,759
Acquisitions during the three months ended March 31, 2015 (excluding those in historical results)	—	86
Total	$45,193	$34,348
Pro forma net income (loss):(2)
Historical results	$4,802	$(2,771)
Acquisitions subsequent to March 31, 2016	1,181	(741)
Acquisitions during the three months ended March 31, 2016(1)	1,592	(1,708)
Acquisitions during the three months ended March 31, 2015 (excluding those in historical results)	—	891
Total	$7,575	$(4,329)

(1)
Reflects [15] of the [17] self storage properties acquired during this period because the information required with respect to the two remaining acquisitions during this period is not available to the Company.

(2)
Significant assumptions and adjustments in preparation of the pro forma information include the following: (i) for the cash portion of the purchase price, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 2.04% as of March 31, 2016; (ii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; and (iii) for acquisition costs of $1.3 million incurred during the three months ended March 31, 2016, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2015.

6. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31,	December 31,
	2016	2015
Customer in-place leases, net of accumulated amortization of $5,195 and $4,312, respectively	$4,199	$4,209
Receivables:
Trade, net	1,013	1,093
PROs and other affiliates	165	232
Property acquisition deposits	229	763
Interest rate derivative assets	—	331
Prepaid expenses and other	2,926	1,486
Corporate furniture, equipment and other, net	683	534
Total	$9,215	$8,648

7. DEBT FINANCING
The Company's outstanding debt as of March 31, 2016 and December 31, 2015 is summarized as follows (dollars in thousands):

	Interest	March 31,	December 31,
	Rate (1)	2016	2015
Credit Facility:
Revolving line of credit	2.04%	$259,475	$187,975
Term loan	2.74%	200,000	200,000
Fixed rate mortgages payable	3.97%	172,201	176,911
Total principal		631,676	564,886
Unamortized debt issuance costs and debt premium, net		2,636	2,909
Total debt		$634,312	$567,795

(1)
Represents the effective interest rate as of March 31, 2016. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
On August 13, 2015, the Company entered into an amendment with a syndicated group of lenders consisting of 11 financial institutions to increase the total borrowing capacity under its unsecured credit facility (the "credit facility"), which was originally entered into on April 1, 2014, by $125.0 million for a total credit facility of $550.0 million. The Company has an additional expansion option under the credit facility, which if exercised, would provide for a total borrowing capacity of $700.0 million. The credit facility consists of two components:

•
A senior revolving credit facility (the "revolving line of credit"), which provides for a total borrowing commitment up to $350.0 million, whereby the Company may borrow, repay and re-borrow amounts under the revolving line of credit. The borrowing commitment is subject to a borrowing base calculation, which only includes self storage properties with an occupancy rate of at least 75% on a combined basis. As of March 31, 2016, the Company had the capacity to borrow $90.5 million, subject to the borrowing base calculation. The Company is required to pay a fee which ranges from 0.20% to 0.25% of unused borrowings under the revolving line of credit. As of March 31, 2016, the pricing grid under the revolving line of credit provides for an interest rate equal to one-month London Interbank Offered Rate ("LIBOR") plus 1.60%. The revolving line of credit matures in March 2017 and the Company may elect an extension of the maturity date until March 2018 by paying an extension fee equal to 0.20% of the total borrowing commitment at the time of the extension.

•
A $200.0 million senior term loan (the "term loan") which provides that amounts borrowed may be repaid at any time but not re-borrowed. As of March 31, 2016, the pricing grid under the term loan provides for an interest rate equal to one-month LIBOR plus 1.50%. No principal payments are required under the term loan until the maturity date in March 2018.

The terms of the credit facility limit the Company's ability to make distributions, incur additional debt, and acquire or sell significant assets. The credit facility requires compliance with certain financial and non-financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and minimum net worth, which were not impacted by the increase amendment discussed above. At March 31, 2016, the Company was in compliance with all such covenants.
As discussed further in Note 12, on May 6, 2016, the Company amended and restated its credit facility with a syndicated group of lenders. The amendment increased the credit facility's total borrowing capacity, extended the maturity dates, and reallocated borrowings among the term loan tranches and a revolving line of credit.

Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through November 2024, and have effective interest rates that range from 2.43% to 5.00%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.
Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2016, the scheduled principal and maturity payments for outstanding borrowings under the Company's credit facility and fixed rate mortgages are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
Remainder of 2016	$9,420	$645	$10,065
2017	275,629	322	275,951
2018	209,191	621	209,812
2019	3,468	713	4,181
2020	37,635	360	37,995
2021	5,798	2	5,800
After 2022	90,535	(27)	90,508
	$631,676	$2,636	$634,312

8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2016 and 2015, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Earnings (loss) per common share - basic and diluted
Numerator
Net income (loss)	$4,802	$(2,771)
Net (income) loss attributable to noncontrolling interests	(2,592)	2,771
Net income (loss) attributable to National Storage Affiliates Trust	2,210	—
Distributed and undistributed earnings allocated to participating securities	(4)	—
Net income (loss) attributable to common shareholders - basic	2,206	—
Effect of assumed conversion of dilutive securities	2,571	—
Net income (loss) attributable to common shareholders - diluted	$4,777	$—

Denominator
Weighted average shares outstanding - basic	23,005	1
Effect of dilutive securities:
Weighted average OP units outstanding	22,235	—
Weighted average DownREIT OP unit equivalents outstanding	1,835	—
Weighted average LTIP units outstanding	2,151	—
Subordinated performance units and DownREIT subordinated performance unit equivalents	18,768	—
Weighted average shares outstanding - diluted	67,994	1

Earnings (loss) per share - basic	$0.10	$—
Earnings (loss) per share - diluted	$0.07	$—

As discussed in Note 3, the Company did not have an ownership interest or share in its operating partnership's profits and losses prior to the completion of the Company's initial public offering. As a result, all of the operating partnership's profits and losses for the three months ended March 31, 2015 were allocated to noncontrolling interests.
Outstanding equity interests of the operating partnership and DownREIT partnerships are considered potential common shares for purposes of calculating diluted earnings (loss) per share as the unitholders may, through the exercise of redemption rights, obtain common shares, subject to various restrictions. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by further adjusting for the dilutive impact using the treasury stock method for unvested LTIP units subject to a service condition outstanding during the period and the if-converted method for any convertible securities outstanding during the period.
Generally, following certain lock-out periods, OP units in the operating partnership are redeemable for cash or, at the Company's option, exchangeable for common shares on a one-for-one basis, subject to certain adjustments and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in the operating partnership on a one-for-one basis, subject to certain adjustments in each case.
LTIP units may also, under certain circumstances, be convertible into OP units, which are exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units will vest upon the satisfaction of a future service condition. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2016, 128,087 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three months ended March 31, 2016, 397,600 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
Subordinated performance units may also, under certain circumstances, be convertible into OP units which are exchangeable for common shares as described above, and DownREIT subordinated performance units may, under certain circumstances, be exchangeable for subordinated performance units on a one-for-one basis. Subordinated performance units are only convertible into OP units, after a two year lock-out period and then generally (i) at the holder’s election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at the Company's election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations.
Although subordinated performance units may only be convertible after a two year lock-out period, the Company assumes a hypothetical conversion of each subordinated performance unit (including each DownREIT subordinated performance unit) into OP units (with subsequently assumed redemption into common shares) for the purposes of calculating diluted weighted average common shares. This hypothetical conversion is calculated using historical financial information prior to and since the completion of the Company's initial public offering on April 28, 2015, and as a result, is not necessarily indicative of the subsequent results of operations, cash flows or financial position of the Company following the initial public offering or upon expiration of the two-year lock out period on conversions.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
9. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to continue providing leasing, operating, supervisory and administrative services related to the self storage properties contributed by and acquired from the PROs. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended March 31, 2016 and 2015, the Company incurred $2.2 million and $1.6 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying consolidated statements of operations.
Affiliate Payroll Services
The employees responsible for operation of the self storage properties are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended March 31, 2016 and 2015, the Company incurred $4.0 million and $2.9 million, respectively, for payroll and related costs reimbursable to these affiliates. Such costs are included in property operating expenses in the accompanying consolidated statements of operations.
Affiliate Call Center Services
On April 1, 2015, the Company acquired a centralized call center for 50,000 OP units from SecurCare. Because the Company and SecurCare are under common control, the assets acquired and liabilities assumed were recorded at SecurCare's historical carrying value, which was a nominal amount as of the acquisition date. SecurCare continues to manage call center services to support self storage property operations and the fees paid to SecurCare for these services for the three months ended March 31, 2016 are included in the supervisory and administrative fees discussed above. The call center utilizes approximately 1,500 square feet in one of the Company's self storage properties acquired from SecurCare for annual rent of approximately $25,000.
Prior to the acquisition, for the three months ended March 31, 2015, the Company incurred call center charges of $0.2 million. Such call center costs are included in property operating expenses in the accompanying consolidated statements of operations.

Due Diligence Costs
During the three months ended March 31, 2016, the Company incurred $0.1 million of expenses, payable to certain PROs, related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These expenses are included in acquisition costs in the accompanying statements of operations. There were no such reimbursements during the three months ended March 31, 2015.
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
11. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company sometimes limits its exposure to interest rate fluctuations by entering into interest rate swap agreements. The interest rate swap agreements moderate the Company's exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The Company measures its interest rate swap derivatives at fair value on a recurring basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive loss and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings. Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

	Interest Rate Swaps Designated as Cash Flow Hedges	Non-hedge Accounting Interest Rate Swaps	Total
Fair value at December 31, 2014	$(865)	$(207)	$(1,072)
Unrealized losses included in interest expense	—	(121)	(121)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	385	—	385
Unrealized losses included in accumulated other comprehensive loss	(1,166)	—	(1,166)
Fair value at March 31, 2015	$(1,646)	$(328)	$(1,974)

Fair value at December 31, 2015	$(972)	$—	$(972)
Swap ineffectiveness	7	—	7
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	403	—	403
Unrealized losses included in accumulated other comprehensive loss	(1,895)	—	(1,895)
Fair value at March 31, 2016	$(2,457)	$—	$(2,457)

As of March 31, 2016 and December 31, 2015, the Company had outstanding interest rate swaps with aggregate notional amounts of $199.4 million designated as cash flow hedges. As of March 31, 2016, the Company's swaps had a weighted average remaining term of approximately 2.1 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. If the forward rates at March 31, 2016 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $1.3 million of the unrealized losses included in accumulated other comprehensive loss. If market interest rates increase above the 1.25% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from the counterparty to the interest rate swaps.
There were no transfers between levels during the three months ended March 31, 2016 and 2015. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2016, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at March 31, 2016 and December 31, 2015, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at March 31, 2016 and December 31, 2015 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $172.2 million as of March 31, 2016 with a fair value of approximately $188.1 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.96%, compared to the weighted average contractual interest rate of 5.07%. The combined principal balance of the Company's fixed rate mortgages was approximately $176.9 million as of December 31, 2015 with a fair value of approximately $189.3 million. In determining the fair value as of December 31, 2015, the Company estimated a weighted average market interest rate of approximately 3.41%, compared to the weighted average contractual interest rate of 5.10%.
12. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
In April and May 2016, the Company acquired 22 self storage properties for approximately $173.8 million. This included 14 self storage properties from parties related to Hide-Away, which the Company added as its seventh PRO. Consideration for these acquisitions included approximately $43.3 million of cash (including $6.3 million of debt assumed and repaid in the days immediately following an acquisition), OP equity of approximately $79.9 million (consisting of the issuance of 2,348,464 OP Units and 1,467,386 subordinated performance units) and the assumption of $49.5 million of mortgage indebtedness and $1.1 million of other working capital liabilities. Of these acquisitions, 15 were acquired by the Company from its PROs and seven were acquired by the Company from third-party sellers. In connection with these acquisitions, the Company incurred $0.1 million of expenses, payable to certain PROs, for due diligence costs related to the self storage properties sourced by the PROs.

Changes to the Company's Credit Facility
On May 6, 2016, the Company entered into an amended and restated credit facility with a syndicated group of lenders. The amendment increased the credit facility's total borrowing capacity, extended the maturity dates, and reallocated borrowings among term loan tranches and a revolving line of credit. The amendment increased the borrowing capacity of the credit facility by $125.0 million for a total credit facility of $675.0 million, consisting of three components: (i) a revolving line of credit which provides for a total borrowing commitment up to $350.0 million (the "Revolver"), whereby the Company may borrow, repay and re-borrow amounts under the revolving line of credit, (ii) a $225.0 million tranche A term loan facility (the "Term Loan A"), and (iii) a $100.0 million tranche B loan facility (the "Term Loan B" and together with the Revolver and the Term Loan A, the "Facilities").
The Revolver matures in four years; provided that the Company may elect to extend the maturity to five years by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in five years and the Term Loan B matures in six years. None of the Facilities is subject to any scheduled reduction or amortization payments prior to maturity.
Interest rates applicable to loans under the Facilities are determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the Facilities are leverage based and range from 1.35% to 2.15% for LIBOR loans and 0.35% to 1.15% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the Facilities are subject to the rating based on applicable margins ranging from 0.85% to 2.30% for LIBOR Loans and 0.00% to 1.30% for base rate loans. The Company is also required to pay the following usage based fees ranging from 0.15% to 0.25% with respect to the unused portion of the Revolver; provided that if the Company makes an investment grade pricing election as described in the preceding sentence, the Company will be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees.
As of May 6, 2016, $225.0 million was outstanding under the Term Loan A, $100.0 million was outstanding under the Term Loan B, and $181.5 million was outstanding under the Revolver and the Company would have had the capacity to borrow the full remaining Revolver commitments of $168.5 million while remaining in compliance with the Facilities' financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the Facilities:
•Maximum total leverage ratio not to exceed 60%
•Minimum fixed charge coverage ratio of at least 1.5x
•Minimum net worth of at least $682.6 million plus 75% of future equity issuances
•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the Facilities contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.

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
Statements regarding the following subjects, among others, may be forward-looking:

•	market trends in our industry, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	the acquisition of properties, including the timing of acquisitions;

•	our relationships with, and our ability and timing to attract additional, PROs;

•	our ability to effectively align the interests of our PROs with us and our shareholders;

•	the integration of our PROs and their contributed portfolios into the Company, including into our financial and operational reporting infrastructure and internal control framework;

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

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report on Form 10-K filed with the SEC on March 10, 2016 (the "Annual Report"), and the other documents we file from time to time with the Securities and Exchange Commission. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our PROs
The Company had six PROs as of March 31, 2016: SecurCare, Northwest, Optivest, Guardian, Move It, and Storage Solutions. On April 1, 2016, we added Hide-Away as our seventh PRO, as discussed further in Note 12 in Item 1. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
Our Structure
Our structure promotes operator accountability as subordinated performance units issued to our PROs in exchange for the contribution of their properties are entitled to distributions only after those properties satisfy minimum performance thresholds. In the event of a material reduction in operating cash flow, distributions on our subordinated performance units will be reduced disproportionately to distributions on our common shares held by our common shareholders. In addition, we expect our PROs will generally co-invest subordinated equity in the form of subordinated performance units in each acquisition that they source, and the value of these subordinated performance units will fluctuate with the performance of their managed properties. Therefore, our PROs are incentivized to select acquisitions that are expected to exceed minimum performance thresholds, thereby increasing the value of their subordinated equity stake. We expect that our shareholders will benefit from the higher levels of property performance that our PROs are incentivized to deliver.

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
As of March 31, 2016, we owned a geographically diversified portfolio of 293 self storage properties, located in 17 states, comprising approximately 16.8 million rentable square feet, configured in approximately 130,000 storage units. Of these properties, 218 were acquired by us from our PROs and 75 were acquired by us from third-party sellers.
During the three months ended March 31, 2016, we acquired 17 self storage properties with an aggregate fair value of $88.8 million, comprising approximately 1.1 million rentable square feet, configured in approximately 7,600 storage units. Of these acquisitions, four were acquired by us from our PROs and 13 were acquired by us from third-party sellers.
In April and May 2016, we acquired 22 self storage properties for approximately $173.8 million, comprising approximately 1.7 million rentable square feet, configured in approximately 15,600 storage units. Of these acquisitions, 15 were acquired by us from our PROs and seven were acquired by us from third-party sellers.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 17 self storage properties during the three months ended March 31, 2016 and 58 self storage properties during the year ended December 31, 2015. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying consolidated financial statements in Item 1. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.
Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015
Net income was $4.8 million for the three months ended March 31, 2016, compared to net loss of $2.8 million for the three months ended March 31, 2015, an increase of $7.6 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 69 self storage properties acquired between April 1, 2015 and March 31, 2016 and reductions in interest expense, partially offset by increases in depreciation and amortization, general and administrative expenses and acquisition costs. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview
As of March 31, 2016, our same store portfolio consisted of 222 self storage properties. We owned 71 self storage properties that did not yet meet the same store portfolio criteria as of March 31, 2016, which included 70 self storage properties that we acquired subsequent to January 1, 2015 and a property we expanded during 2015 which caused the property's year-over-year operating results to no longer be comparable.

The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Rental revenue
Same store portfolio	$29,610	$27,103	$2,507
Non-Same store portfolio	8,891	315	8,576
Total rental revenue	38,501	27,418	11,083
Other property-related revenue
Same store portfolio	890	863	27
Non-Same store portfolio	258	10	248
Total other property-related revenue	1,148	873	275
Total revenue	39,649	28,291	11,358
Property operating expenses
Same store portfolio	10,141	9,676	465
Non-Same store portfolio	3,136	166	2,970
Total property operating expenses	13,277	9,842	3,435
General and administrative expenses	4,335	3,613	722
Depreciation and amortization	10,892	9,877	1,015
Total operating expenses	28,504	23,332	5,172
Income from operations	11,145	4,959	6,186
Other (income) expense
Interest expense	4,941	6,982	(2,041)
Acquisition costs	1,288	599	689
Organizational and offering expenses	—	58	(58)
Non-operating expense	114	91	23
Other (income) expense	6,343	7,730	(1,387)
Net income (loss)	4,802	(2,771)	7,573
Net (income) loss attributable to noncontrolling interests	(2,592)	2,771	(5,363)
Net income (loss) attributable to National Storage Affiliates Trust	$2,210	$—	$2,210

Total Revenue
Our total revenue increased by $11.4 million, or 40.1%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily attributable to incremental revenue from 69 self storage properties we acquired between April 1, 2015 and March 31, 2016, the acquisition of properties with higher rents, increased market rates and fees, regular rental increases for in-place tenants, and an increase in total portfolio average occupancy from 84.8% to 88.7%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $11.1 million, or 40.4%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase in rental revenue was primarily due to an $8.6 million increase in non-same store revenue which was attributable to incremental rental revenue of $7.4 million from 52 self storage properties acquired between April 1, 2015 and December 31, 2015, and $1.1 million from 17 self storage properties acquired during the three months ended March 31, 2016. Same store portfolio rental revenues increased $2.5 million, or 9.2%, due to a 3.9% increase, from $10.39 to $10.80, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by a combination of increased contractual lease rates and fees, and a 4.4% increase in same store average occupancy from 84.8% to 89.2%.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.3 million, or 31.5%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase primarily resulted from a $0.2 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.2 million from 69 self storage properties acquired between April 1, 2015 and March 31, 2016.
Total Operating Expenses
Total operating expenses for the three months ended March 31, 2016 were $28.5 million compared to $23.3 million for the three months ended March 31, 2015, an increase of $5.2 million, or 22.2%. As discussed below, this change was primarily due to an increase of $3.4 million in property operating expenses, $0.7 million in general and administrative expenses, and $1.0 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $13.3 million for the three months ended March 31, 2016 compared to $9.8 million for the three months ended March 31, 2015, an increase of $3.4 million, or 34.9%. This increase resulted from a $3.0 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $2.5 million from 52 self storage properties acquired between April 1, 2015 and December 31, 2015 and $0.4 million from 17 self storage properties acquired during the three months ended March 31, 2016. In addition, same store portfolio property operating expenses were on budget and increased $0.5 million, or 4.8%, due to increases in personnel and related costs, bad debt expense and property taxes, partially offset by decreases in maintenance expenses and utility costs.
General and Administrative Expenses
General and administrative expenses increased $0.7 million, or 20.0%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase was primarily attributable to increases in salaries and benefits of $0.1 million related to additional personnel and supervisory and administrative fees charged by our PROs of $0.6 million. Supervisory and administrative fees charged by our PROs totaled $2.2 million and $1.6 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $0.6 million. The increase was primarily attributable to incremental fees related to the 69 properties we acquired from April 1, 2015 to March 31, 2016.
Depreciation and Amortization
Depreciation and amortization increased $1.0 million, or 10.3%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase was primarily attributable to incremental depreciation expense of of $1.9 million from 52 self storage properties acquired between April 1, 2015 and December 31, 2015, and $0.4 million from 17 self storage properties acquired during the three months ended March 31, 2016. In addition, amortization of customer in-place leases decreased $1.3 million from $3.5 million for the three months ended March 31, 2015 to $2.2 million for the three months ended March 31, 2016. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of March 31, 2016, the unamortized balance of customer in-place leases totaled $4.2 million.
Interest Expense
Interest expense decreased $2.0 million, or 29.2%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease in interest expense was primarily due to decreases in interest rates, amortization of debt issuance costs of $0.4 million, the effect of non-designated interest rate swaps of $0.1 million, and a $0.1 million increase in amortization of debt premiums.

Acquisition Costs
Acquisition costs increased $0.7 million, or 115.0%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase was primarily due to an increase in legal and consulting fees and other costs incurred to identify, qualify, and close on the acquisition of a large volume of properties with our PROs and other parties.
Net Loss Attributable to Noncontrolling Interests
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $2.6 million for the three months ended March 31, 2016, compared to a net loss of $2.8 million for the three months ended March 31, 2015. Our entire net loss for the three months ended March 31, 2015 was attributable to noncontrolling interests as we did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering.
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper, as amended, defines FFO as net income (loss) (as determined under GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We include amortization of customer in-place leases in real estate depreciation and amortization in the calculation of FFO because we believe the amortization of customer in-place leases is analogous to real estate depreciation, as the value of such intangibles is inextricably connected to the real estate acquired. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders for the purpose of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, organizational and offering costs, gains on debt forgiveness and gains (losses) on early extinguishment of debt.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three months ended March 31, 2016 and 2015 (in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$4,802	$(2,771)
Add (subtract):
Real estate depreciation and amortization	10,779	9,806
FFO attributable to subordinated performance unitholders (1)	(4,343)	(3,275)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	11,238	3,760
Add:
Acquisition costs	1,288	599
Organizational and offering expenses	—	58
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$12,526	$4,417

Weighted average shares and units outstanding - FFO and Core FFO: (2)
Weighted average shares outstanding - basic	23,005	1
Weighted average restricted common shares outstanding	16	—
Weighted average OP units outstanding	22,235	19,205
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,386
Weighted average LTIP units outstanding (3)	2,456	—
Total weighted average shares and units outstanding - FFO and Core FFO	49,547	20,592

FFO per share and unit	$0.23	$0.18
Core FFO per share and unit	$0.25	$0.21

(1) Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2) NSA combines OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in the Company's operating partnership are redeemable for cash or, at NSA's option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at NSA's option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. Subordinated performance units, DownREIT subordinated performance units, and LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). See footnote (2) in the following table for additional discussion of subordinated performance units, DownREIT subordinated performance units, and LTIP units in the calculation of FFO and Core FFO per share and unit.

(3) LTIP units have been excluded from the calculations of weighted average shares and units outstanding prior to April 28, 2015 because such units did not participate in distributions prior to the Company’s initial public offering.

The following table presents a reconciliation of earnings (loss) per share to FFO and Core FFO per share and unit for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Earnings (loss) per share - diluted	$0.07	$—
Impact of the difference in weighted average number of shares(1)	0.03	—
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	(0.14)
Add real estate depreciation and amortization	0.22	0.48
FFO attributable to subordinated performance unitholders	(0.09)	(0.16)
FFO per share and unit	0.23	0.18
Add acquisition costs and organizational and offering expenses	0.02	0.03
Core FFO per share and unit	$0.25	$0.21

(1) Adjustment accounts for the difference between the weighted average number of shares used to calculate diluted earnings per share and the weighted average number of shares used to calculate FFO and Core FFO per share and unit. Diluted earnings per share is calculated using the two-class method for the company's restricted common shares, the treasury stock method for certain unvested LTIP units, and includes the assumption of a hypothetical conversion of subordinated performance units and DownREIT subordinated performance units into OP units, even though such units may only be convertible into OP units (i) after a lock-out period and (ii) upon certain events or conditions. For additional information around the conversion of subordinated performance units and DownREIT subordinated performance units into OP units, see Note 8 in Item 1. The computation of weighted average shares and units for FFO and Core FFO per share and unit includes all restricted common shares and LTIP units that participate in distributions and excludes all subordinated performance units and DownREIT subordinated performance units because their effect has been accounted for through the allocation of FFO to the related unitholders based on distributions declared.

(2) Represents the effect of adjusting the numerator to consolidated net income (loss) prior to GAAP allocations for noncontrolling interests and the application of the two-class method and treasury stock method, as described in footnote (1).

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

The following table presents a reconciliation of net income (loss) to NOI for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$4,802	$(2,771)
Add:
General and administrative expenses	4,335	3,613
Depreciation and amortization	10,892	9,877
Interest expense	4,941	6,982
Acquisition costs	1,288	599
Organizational and offering expenses	—	58
Non-operating expense	114	91
Net Operating Income	$26,372	$18,449

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

The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$4,802	$(2,771)
Add:
Depreciation and amortization	10,892	9,877
Interest expense	4,941	6,982
EBITDA	20,635	14,088
Add:
Acquisition costs	1,288	599
Organizational and offering expenses	—	58
Equity-based compensation expense (1)	598	638
Adjusted EBITDA	$22,521	$15,383

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
As of March 31, 2016, our credit facility provided for total borrowings of $550.0 million, consisting of a $200.0 million term loan and a $350.0 million revolving line of credit. As of March 31, 2016, we had $259.5 million of outstanding borrowings under our revolving line of credit, and we had the capacity to borrow $90.5 million, subject to the borrowing base calculation. The terms of the credit facility limit the Company's ability to make distributions, incur additional debt, and acquire or sell significant assets. The credit facility requires compliance with certain financial and non-financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, and minimum net worth. At March 31, 2016, the Company was in compliance with all such covenants.
As discussed in Note 12 in Item 1, on May 6, 2016, we entered into an amended and restated credit facility with a syndicated group of lenders. The amendment increased the credit facility's total borrowing capacity, extended the maturity dates, and reallocated borrowings among term loan tranches and a revolving line of credit. The amendment increased the borrowing capacity of the credit facility by $125.0 million for a total credit facility of $675.0 million, consisting of three components: (i) the Revolver which provides for a total borrowing commitment up to $350.0 million, whereby the Company may borrow, repay and re-borrow amounts under the Revolver, (ii) the $225.0 million Term Loan A, and (iii) the $100.0 million the Term Loan B.
As of May 6, 2016, $225.0 million was outstanding under the Term Loan A, $100.0 million was outstanding under the Term Loan B, $181.5 million was outstanding under the Revolver and we would have had the capacity to borrow the full remaining Revolver commitments of $168.5 million while remaining in compliance with the Facilities' financial covenants described in the following paragraph.

We required to comply with the following financial covenants under the Facilities:

•	Maximum total leverage ratio not to exceed 60%

•	Minimum fixed charge coverage ratio of at least 1.5x

•	Minimum net worth of at least $682.6 million plus 75% of future equity issuances

•	Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%

•	Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the Facilities contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into in certain transactions.
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
At March 31, 2016, we had $8.5 million in cash and cash equivalents and $2.9 million of restricted cash, an increase in cash and cash equivalents of $1.8 million and an increase in restricted cash of $0.2 million from December 31, 2015. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 1 of this report.
Cash Flows From Operating Activities
Cash provided by our operating activities was $17.7 million for the three months ended March 31, 2016 compared to $9.6 million for the three months ended March 31, 2015, an increase of $8.1 million. Our operating cash flow increased primarily due to 52 self storage properties that were acquired between April 1, 2015 and December 31, 2015 that generated cash flow for the entire three months ended March 31, 2016, and an additional 17 self storage properties acquired during the three months ended March 31, 2016. Because these 69 self storage properties were acquired after March 31, 2015, our operating results for the three months ended March 31, 2015 were not impacted by them. The increase in our operating cash flows from these acquisitions was also due to lower cash payments for interest partially offset by higher cash payments for general and administrative expenses and acquisition costs.
Cash Flows From Investing Activities
Cash used in investing activities was $63.8 million for the three months ended March 31, 2016 compared to $8.4 million for the three months ended March 31, 2015. The primary uses of cash for the three months ended March 31, 2016 were for our acquisition of 17 self storage properties for cash consideration of $62.7 million, and capital expenditures of $0.7 million. The primary uses of cash for the three months ended March 31, 2015 were for our acquisition of six self storage properties for cash consideration of $7.0 million, deposits and advances of $0.4 million, and capital expenditures of $1.0 million.
Capital expenditures totaled $0.7 million and $1.0 million during the three months ended March 31, 2016 and 2015, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
We categorize our capital expenditures broadly into three primary categories:

•	recurring capital expenditures, which represent the portion of capital expenditures that are deemed to replace the consumed portion of acquired capital assets and extend their useful life;

•	revenue enhancing capital expenditures, which represent the portion of capital expenditures that are made to enhance the revenue and value of an asset from its original purchase condition; and

•	acquisitions capital expenditures, which represent the portion of capital expenditures capitalized during the current period that were identified and underwritten prior to a property's acquisition.
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Recurring capital expenditures	$512	$504
Revenue enhancing capital expenditures	—	287
Acquisitions capital expenditures	156	87
Total capital expenditures	668	878
Decrease in accrued capital spending	28	142
Capital expenditures per statement of cash flows	$696	$1,020

Cash Flows From Financing Activities
Cash provided by our financing activities was $47.9 million for the three months ended March 31, 2016 compared to cash used in our financing activities of $1.9 million for the three months ended March 31, 2015. Our sources of financing cash flows for the three months ended March 31, 2016 primarily consisted of $79.5 million of borrowings under our credit facility. Our primary uses of financing cash flows for the three months ended March 31, 2016 were for principal payments on existing debt of $18.6 million, distributions to noncontrolling interests of $8.8 million, and distributions to common shareholders of $4.6 million. Our sources of financing cash flows for the three months ended March 31, 2015 primarily consisted of $21.0 million of borrowings under our credit facility and unsecured term loan, and subscription proceeds of $0.5 million related to the issuance of OP Units. Our primary uses of financing cash flows for the three months ended March 31, 2015 were for distributions to limited partners of our operating partnership of $6.3 million, principal payments on existing debt of $16.5 million, payments of $0.6 million for debt issuance costs, and payments of $0.4 million for costs related to our initial public offering.
In connection with the 17 properties acquired during the three months ended March 31, 2016, we issued OP equity of $19.1 million (consisting of 972,268 OP units, 138,719 subordinated performance units and the vesting of 26,200 LTIP units previously issued), assumed mortgage balances of $5.9 million which were subsequently repaid during the three months ended March 31, 2016, and paid cash of $63.3 million.
On February 25, 2016, our board of trustees declared a cash dividend and distribution, respectively, of $0.20 per common share and OP unit. Such distributions were paid on March 30, 2016 to shareholders and OP unitholders of record as of March 15, 2016.
On March 15, 2016, our board of trustees declared cash distributions of $4.3 million, in the aggregate, to subordinated performance unitholders of record as of March 15, 2016. Such distributions were paid on March 30, 2016.
In April and May 2016, the Company also acquired 22 self storage properties for approximately $173.8 million. This included 14 self storage properties from parties related to Hide-Away, which the Company added as its seventh PRO. Consideration for these acquisitions included approximately $43.3 million of cash, OP equity of approximately $79.9 million (consisting of the issuance of 2,348,464 OP Units and 1,467,386 subordinated performance units) and the assumption of $49.5 million of mortgage indebtedness and $1.1 million of other working capital liabilities.

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
In general, property-related expenses include all direct expenses related to the operation of the properties in that portfolio, including real property taxes, insurance, property-level general and administrative expenses, employee costs, utilities, property marketing expense, property maintenance and property reserves and other expenses incurred at the property level. In addition, other expenses incurred by our operating partnership may also be allocated by us, as general partner, to the property portfolio and will be included in the property-related expenses of that portfolio. Examples of such other expenses include:

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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of March 31, 2016, our operating partnership had an aggregate of $594.8 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of March 31, 2016, an aggregate of $146.0 million of such unreturned capital contributions has been allocated to the various series of subordinated performance units.

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
Following the allocation described above, we, as the general partner of our operating partnership, will generally cause our operating partnership to distribute the amounts allocated to the relevant series of subordinated performance units to the holders of such series of subordinated performance units. We, as general partner of our operating partnership, may cause our operating partnership to distribute the amounts allocated to holders of the OP units or may cause our operating partnership to retain such amounts to be used by our operating partnership for any purpose, including additional acquisitions through the use of 1031 exchanges. Any capital transaction proceeds that are attributable to amounts retained by our operating partnership pursuant to the preceding sentence will generally be available to be allocated as an additional capital contribution to the various property portfolios.
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
As of March 31, 2016, we had $260.1 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $2.6 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016 under the heading Item 1A. "Risk Factors" beginning on page 13, which is accessible on the SEC's website at www.sec.gov. During the three months ended March 31, 2016, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2016, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, except as previously disclosed in Current Reports on Form 8-K.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
On May 6, 2016, NSA OP, LP, which we refer to for purposes of this Item 5 as the "Borrower," certain of its subsidiaries, as subsidiary guarantors, and National Storage Affiliates Trust, as parent guarantor, entered into an amended and restated credit facility agreement (the "Credit Agreement") with KeyBank National Association, as Administrative Agent (the "Administrative Agent"), and a syndicated group of lenders party thereto, to increase the credit facility's total borrowing capacity, extend the maturity dates, and reallocate borrowings among term loan tranches and a revolving line of credit. The Credit Agreement increased the borrowing capacity of the credit facility by $125.0 million for a total credit facility of $675.0 million, consisting of three components: (i) the Revolver, which provides for a total borrowing commitment of up to $350.0 million, whereby the Borrower may borrow, repay and re-borrow amounts under the revolving line of credit, (ii) the Term Loan A, a $225.0 million term loan facility, and (iii) the Term Loan B, a $100.0 million term loan facility. The Borrower has an expansion option with respect to the Revolver, which if exercised, would provide for a total credit facility of $1.0 billion.
The Revolver matures in four years; provided that the Borrower may elect to extend the maturity to five years by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in five years and the Term Loan B matures in six years. None of the Facilities is subject to any scheduled reduction or amortization payments prior to maturity.
Interest rates applicable to loans under the Facilities are determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Borrower at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the Facilities are leverage based and range from 1.35% to 2.15% for LIBOR loans and 0.35% to 1.15% for base rate loans; provided that after such time as the Borrower or National Storage Affiliates Trust achieves an investment grade rating from at least two rating agencies, the Borrower may elect (but is not required to elect) that the Facilities are subject to the rating based on applicable margins ranging from 0.85% to 2.30% for LIBOR Loans and 0.00% to 1.30% for base rate loans. The Borrower is also required to pay the following usage based fees ranging from 0.15% to 0.25% with respect to the unused portion of the Revolver; provided that if the Borrower makes an investment grade pricing election as described in the preceding sentence, the Borrower will be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees.
The Borrower is required to comply with the following financial covenants under the Facilities:
•Maximum total leverage ratio not to exceed 60%
•Minimum fixed charge coverage ratio of at least 1.5x
•Minimum net worth of at least $682.6 million plus 75% of future equity issuances
•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the Facilities contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
In the event that the Borrower fails to satisfy its covenants, the Borrower would be in default under our credit facility and may be required to repay such debt with capital from other sources.
The description above is only a summary of the material provisions of the Credit Agreement and is qualified in its entirety by reference to a copy of the Credit Agreement, which will be filed with the Company's next quarterly report on Form 10-Q.

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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, tagged in XBRL: ((i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: May 10, 2016