Form 10-Q
period 2016-06-30
National Storage Affiliates Trust
filed 2016-08-09
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2016, 35,757,870 common shares of beneficial interest, $0.01 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2016	2015
ASSETS
Real estate
Self storage properties	$1,432,118	$1,147,201
Less accumulated depreciation	(86,891)	(68,100)
Self storage properties, net	1,345,227	1,079,101
Cash and cash equivalents	9,939	6,665
Restricted cash	3,916	2,712
Debt issuance costs, net	3,103	1,923
Other assets, net	14,141	8,648
Total assets	$1,376,326	$1,099,049
LIABILITIES AND EQUITY
Liabilities
Debt financing	$754,661	$567,795
Accounts payable and accrued liabilities	24,755	9,694
Deferred revenue	7,390	5,513
Total liabilities	786,806	583,002
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 23,230,243 and 23,015,751 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	232	230
Additional paid-in capital	252,741	236,392
Retained (deficit) earnings	(120)	11
Accumulated other comprehensive loss	(662)	—
Total shareholders' equity	252,191	236,633
Noncontrolling interests	337,329	279,414
Total equity	589,520	516,047
Total liabilities and equity	$1,376,326	$1,099,049

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Rental revenue	$45,784	$30,632	$84,285	$58,050
Other property-related revenue	1,500	1,018	2,648	1,891
Total revenue	47,284	31,650	86,933	59,941
OPERATING EXPENSES
Property operating expenses	15,457	10,826	28,734	20,668
General and administrative expenses	4,837	4,187	9,172	7,800
Depreciation and amortization	13,088	9,974	23,980	19,851
Total operating expenses	33,382	24,987	61,886	48,319
Income from operations	13,902	6,663	25,047	11,622
OTHER INCOME (EXPENSE)
Interest expense	(5,844)	(4,824)	(10,785)	(11,806)
Loss on early extinguishment of debt	(136)	(914)	(136)	(914)
Acquisition costs	(1,708)	(719)	(2,996)	(1,318)
Organizational and offering expenses	—	—	—	(58)
Non-operating expense	(169)	(113)	(283)	(204)
Other income (expense)	(7,857)	(6,570)	(14,200)	(14,300)
Net income (loss)	6,045	93	10,847	(2,678)
Net loss (income) attributable to noncontrolling interests	1,325	3,371	(1,267)	6,142
Net income attributable to National Storage Affiliates Trust	$7,370	$3,464	$9,580	$3,464

Earnings (loss) per share - basic	$0.32	$0.22	$0.42	$0.44
Earnings (loss) per share - diluted	$0.08	$—	$0.15	$—

Weighted average shares outstanding - basic	23,078	15,517	23,041	7,802
Weighted average shares outstanding - diluted	73,531	52,565	70,763	26,327
Dividends declared per common share	$0.22	$0.15	$0.42	$0.15

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$6,045	$93	$10,847	$(2,678)
Other comprehensive income (loss)
Unrealized loss on derivative contracts	(6,542)	(104)	(8,437)	(1,270)
Reclassification of other comprehensive loss to interest expense	506	390	909	775
Other comprehensive (loss) income	(6,036)	286	(7,528)	(495)
Comprehensive income (loss)	9	379	3,319	(3,173)
Comprehensive loss attributable to noncontrolling interests	7,361	3,085	5,568	6,637
Comprehensive income attributable to National Storage Affiliates Trust	$7,370	$3,464	$8,887	$3,464

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common Shares		Paid-in	(Deficit)	Comprehensive	Noncontrolling	Total
	Number	Amount	Capital	Earnings	Loss	Interests	Equity
Balances, December 31, 2015	23,015,751	$230	$236,392	$11	$—	$279,414	$516,047
OP equity recorded in business combinations:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	99,491	99,491
LTIP units	—	—	—	—	—	438	438
Redemptions of OP units	206,402	2	2,258	—	(6)	(2,254)	—
Effect of changes in ownership for consolidated entities	—	—	14,031	—	37	(14,068)	—
Equity-based compensation expense	—	—	60	—	—	1,167	1,227
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	56	56
Issuance of restricted common shares	8,090	—	—	—	—	—	—
Reduction in receivables from partners of OP	—	—	—	—	—	854	854
Other comprehensive loss	—	—	—	—	(693)	(6,835)	(7,528)
Common share dividends	—	—	—	(9,711)	—	—	(9,711)
Distributions to limited partners of OP	—	—	—	—	—	(22,201)	(22,201)
Net income	—	—	—	9,580	—	1,267	10,847
Balances, June 30, 2016	23,230,243	$232	$252,741	$(120)	$(662)	$337,329	$589,520

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,847	$(2,678)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,980	19,851
Amortization of debt issuance costs	1,040	1,610
Amortization of debt discount and premium, net	(1,026)	(780)
Loss on debt extinguishment	136	414
Unrealized gain on fair value of derivatives	—	(3)
LTIP units issued for acquisition expenses	56	366
Equity-based compensation expense	1,227	1,721
Change in assets and liabilities, net of effects of business combinations:
Restricted cash	(709)	(221)
Other assets	(779)	(865)
Accounts payable and accrued liabilities	4,594	1,363
Deferred revenue	304	249
Net Cash Provided by Operating Activities	39,670	21,027
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(123,932)	(47,523)
Capital expenditures	(3,972)	(2,000)
Deposits and advances for self storage property acquisitions	(1,933)	(145)
Expenditures for corporate furniture, equipment and other	(336)	(58)
Change in restricted cash designated for capital expenditures	(137)	188
Net Cash Used In Investing Activities	(130,310)	(49,538)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares in IPO	—	278,070
Borrowings under debt financings	381,500	21,000
Receipts for OP unit subscriptions	789	746
Collection of receivables from issuance of OP equity	570	575
Principal payments under debt financings	(252,586)	(257,084)
Payment of dividends to common shareholders	(9,711)	—
Distributions to noncontrolling interests	(21,725)	(14,681)
Change in restricted cash for financing activity	—	(167)
Debt issuance costs	(4,612)	(553)
Equity offering costs	(311)	(2,349)
Net Cash Provided by Financing Activities	93,914	25,557
Increase (Decrease) in Cash and Cash Equivalents	3,274	(2,954)
CASH AND CASH EQUIVALENTS
Beginning of period	6,665	9,009
End of period	$9,939	$6,055

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Supplemental Cash Flow Information
Cash paid for interest	$10,354	$11,739
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in business combinations:
Issuance of OP units and subordinated performance units	$99,616	$31,925
Deposits on acquisitions applied to purchase price	631	745
LTIP units vesting upon acquisition of properties	438	—
Assumption of mortgages payable	61,628	46,989
Note payable to related party to settle assumed mortgages	—	5,342
Other net liabilities assumed	1,796	358
Notes receivable settled upon acquisition of properties	—	1,778
Fair value of noncontrolling interests in acquired subsidiaries	—	6,770
Increase in OP unit subscription liability through reduced distributions	192	194
Settlement of acquisition receivables through reduced distributions	284	867
Increase in payables for deferred offering costs	790	1,625
Settlement of offering costs from IPO proceeds	—	20,930

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
As discussed in Note 12, on July 6, 2016, the Company closed a follow-on public offering of 12,046,250 of its common shares, which included 1,571,250 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a public offering price of $20.75 per share. The Company received aggregate net proceeds from the offering of approximately $237.7 million after deducting the underwriting discount and estimated offering expenses.
The Company owned 318 self storage properties in 18 states with approximately 18.7 million rentable square feet in approximately 149,000 storage units as of June 30, 2016. These properties are managed with local operational focus and expertise by the Company's participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), and Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"). On April 1, 2016, the Company completed its acquisition of a portfolio of self storage properties from parties related to Hide-Away Storage Services, Inc. ("Hide-Away") of Sarasota, Florida, and added Hide-Away as the Company's seventh PRO.
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
During the six months ended June 30, 2016, the Company adopted Accounting Standards Update ("ASU") 2015-02 and concluded that although its operating partnership and all DownREIT partnerships now meet the criteria as a VIE, no change was required to the Company's accounting for any of its interests in less than wholly owned DownREIT partnerships or its operating partnership. The sole significant asset of National Storage Affiliates Trust is its investment in its operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of its operating partnership. Accordingly, there has been no change to the recognized amounts in the Company's consolidated balance sheets and statements of operations or amounts reported in the Company's consolidated statements of cash flows.
As of June 30, 2016, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $258.7 million and $262.6 million as of June 30, 2016 and December 31, 2015, respectively. The carrying value of fixed rate mortgages payable held by these VIEs was $42.2 million and $43.2 million as of June 30, 2016 and December 31, 2015, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2018, with early application permitted for the Company on January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the current consolidation guidance. Under this guidance, limited partnerships may no longer be viewed as VIEs if the limited partners hold certain rights over the general partner. Alternatively, limited partnerships not previously viewed as VIEs may now be considered VIEs in the absence of such rights. The Company adopted ASU 2015-02 during the six months ended June 30, 2016, as more fully described above, see "–Principles of Consolidation".
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. In August 2015, the FASB issued ASU 2015-15 that permits debt issuance costs related to line-of-credit arrangements to be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASUs 2015-03 and 2015-15 as of January 1, 2016. The adoption resulted in the reclassification of certain debt issuance costs from assets to a reduction in the carrying amount of the Company's debt financings applied retrospectively to all periods. These reclassifications totaled $5.5 million and $2.8 million as of June 30, 2016 and December 31, 2015, respectively. Debt issuance costs related to the Company's revolving credit facility (the "Revolver") remain classified within "Debt issuance costs, net" in the Company's consolidated balance sheets.
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

3. NONCONTROLLING INTERESTS
As of June 30, 2016 and December 31, 2015, units reflecting noncontrolling interests consisted of the following:

	June 30,	December 31,
	2016	2015
OP units	24,722,135	21,556,006
Subordinated performance units	10,909,094	9,302,989
LTIP units	2,965,065	2,784,761
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	44,818,079	39,865,541
While the Company controls its operating partnership and manages the daily operations of its operating partnership's business, the Company did not have an ownership interest or share in its operating partnership's profits and losses prior to the completion of the Company's initial public offering.
The increase in OP Units units outstanding from December 31, 2015 to June 30, 2016 was due to 3,372,531 OP units issued in connection with the acquisition of self storage properties partially offset by 206,402 OP units redeemed for common shares. The increase in subordinated performance units outstanding from December 31, 2015 to June 30, 2016 was related to the acquisition of self storage properties. The increase in LTIP units outstanding from December 31, 2015 to June 30, 2016 was due to the issuance of 180,304 compensatory LTIP units to employees, consultants and trustees during the six months ended June 30, 2016.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	June 30,	December 31,
	2016	2015
Land	$382,484	$315,867
Buildings and improvements	1,046,269	829,093
Furniture and equipment	3,365	2,241
Total self storage properties	1,432,118	1,147,201
Less accumulated depreciation	(86,891)	(68,100)
Self storage properties, net	$1,345,227	$1,079,101
Depreciation expense related to self storage properties amounted to $10.1 million and $6.5 million during the three months ended June 30, 2016 and 2015, respectively, and $18.8 million and $12.8 million during the six months ended June 30, 2016 and 2015, respectively.
5. SELF STORAGE PROPERTY ACQUISITIONS
The Company acquired 42 self storage properties with an estimated fair value of $288.0 million during the six months ended June 30, 2016. Of these acquisitions, 19 self storage properties with an estimated fair value of $150.8 million were acquired by the Company from its PROs. These self storage property acquisitions were accounted for as business combinations whereby the Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company preliminarily allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $7.2 million, resulting in a total fair value of $280.8 million allocated to real estate.

The following table summarizes the consideration for the business combinations completed by the Company during the six months ended June 30, 2016 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:		Summary of Consideration
	Number of Properties		Value of OP Equity(1)	Liabilities Assumed (Assets Acquired)		Total Fair Value
		Cash		Mortgages(2)	Other
March 31, 2016	17	$63,300	$19,068	$5,861	$584	$88,813
June 30, 2016	25	61,263	80,986	55,767	1,212	199,228
Total	42	$124,563	$100,054	$61,628	$1,796	$288,041

(1)	Value of OP equity represents the fair value of OP units, subordinated performance units and LTIP units.

(2)	$12.2 million of the mortgages assumed in connection with self storage property acquisitions were subsequently repaid during the six months ended June 30, 2016.
The results of operations for these business combinations are included in the Company's statements of operations beginning on the respective closing date for each acquisition. For the three and six months ended June 30, 2016, the accompanying statements of operations includes aggregate total revenue of $7.1 million and $8.2 million, respectively, and operating income of $0.8 million and $0.8 million, respectively, related to the 42 self storage properties acquired. Acquisition costs in the accompanying statements of operations include consulting fees, transaction expenses, and other costs related to business combinations, which amounted to $1.7 million and $3.0 million for the three and six months ended June 30, 2016, respectively.
Pro Forma Financial Information
The pro forma financial information set forth below reflects incremental adjustments to the historical data of the Company to give effect to the acquisitions and related financing activities for (i) the 26 self storage properties discussed in Note 12 that were acquired subsequent to June 30, 2016, as if each acquisition had occurred on January 1, 2015, (ii) the 25 self storage properties acquired during the three months ended June 30, 2016, as if the acquisitions had occurred on January 1, 2015, (iii) 15 of the 17 self storage properties acquired during the three months ended March 31, 2016, as if the acquisitions had occurred on January 1, 2015 (pro forma financial information is not presented for two of the self storage properties acquired during the three months ended March 31, 2016 since the information required is not available to the Company), (iv) the 21 self storage properties that were acquired during the three months ended June 30, 2015, as if each acquisition had occurred on January 1, 2014, and (v) the six self storage properties that were acquired during the three months ended March 31, 2015, as if each had occurred on January 1, 2014.
As described in greater detail above, given that certain information with respect to the self storage properties the Company acquired during the six months ended June 30, 2016 and subsequent to June 30, 2016 is not available to the Company, readers of this Form 10-Q and investors are cautioned not to place undue reliance on the Company's pro forma financial information. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on a pro forma basis the results of operations for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma revenue:
Historical results	$47,284	$31,650	$86,933	$59,941
Acquisitions subsequent to June 30, 2016	4,193	3,762	8,239	7,514
Acquisitions during the three months ended June 30, 2016	578	4,939	5,894	9,738
Acquisitions during the three months ended March 31, 2016(1)	—	1,831	842	3,590
Acquisitions during the three months ended June 30, 2015	—	961	—	3,782

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Acquisitions during the three months ended March 31, 2015	—	—	—	86
Total	$52,055	$43,143	$101,908	$84,651
Pro forma net income (loss):(2)
Historical results	$6,045	$93	$10,847	$(2,678)
Acquisitions subsequent to June 30, 2016	414	(1,118)	747	(2,250)
Acquisitions during the three months ended June 30, 2016	1,363	(695)	3,497	(1,567)
Acquisitions during the three months ended March 31, 2016(1)	—	(384)	1,592	(2,092)
Acquisitions during the three months ended June 30, 2015	—	1,404	—	2,292
Acquisitions during the three months ended March 31, 2015	—	317	—	1,208
Total	$7,822	$(383)	$16,683	$(5,087)

(1)
Reflects [15] of the [17] self storage properties acquired during this period because the information required with respect to the two remaining acquisitions during this period is not available to the Company.

(2)
Significant assumptions and adjustments in preparation of the pro forma information include the following: (i) for the cash portion of the purchase price, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 1.87% as of June 30, 2016; (ii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; and (iii) for acquisition costs of $3.0 million incurred during the six months ended June 30, 2016, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2015.

6. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	June 30,	December 31,
	2016	2015
Customer in-place leases, net of accumulated amortization of $5,315 and $4,312, respectively	$6,328	$4,209
Receivables:
Trade, net	1,282	1,093
PROs and other affiliates	372	232
Property acquisition deposits	2,065	763
Interest rate derivative assets	—	331
Prepaid expenses and other	2,367	1,486
Corporate furniture, equipment and other, net	752	534
Deferred offering costs	975	—
Total	$14,141	$8,648

7. DEBT FINANCING
The Company's outstanding debt as of June 30, 2016 and December 31, 2015 is summarized as follows (dollars in thousands):

	Interest	June 30,	December 31,
	Rate (1)	2016	2015
Credit Facility:
Revolving line of credit	1.87%	$109,922	$187,975
Term loan A	2.61%	225,000	200,000
Term loan B	3.15%	100,000	—
Term loan facility	3.08%	100,000	—
Fixed rate mortgages payable	4.00%	213,283	176,911
Total principal		748,205	564,886
Unamortized debt issuance costs and debt premium, net		6,456	2,909
Total debt		$754,661	$567,795

(1)
Represents the effective interest rate as of June 30, 2016. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
On May 6, 2016, the Company entered into an amended and restated agreement with a syndicated group of lenders with respect to its unsecured credit facility (the "credit facility"), which was originally entered into on April 1, 2014. The amendment increased the borrowing capacity of the credit facility by $125.0 million for a total credit facility of $675.0 million, consisting of three components: (i) a Revolver which provides for a total borrowing commitment up to $350.0 million, whereby the Company may borrow, repay and re-borrow amounts under the revolving line of credit, (ii) a $225.0 million tranche A term loan facility (the "Term Loan A"), and (iii) a $100.0 million tranche B term loan facility (the "Term Loan B" and together with the Revolver and the Term Loan A, the "Facilities").
The Revolver matures in May 2020; provided that the Company may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021 and the Term Loan B matures in May 2022. None of the Facilities is subject to any scheduled reduction or amortization payments prior to maturity.
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
As of June 30, 2016, the Company would have had the capacity to borrow the full remaining Revolver commitments of $240.1 million while remaining in compliance with the Facilities' financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the Facilities:
•Maximum total leverage ratio not to exceed 60%

•Minimum fixed charge coverage ratio of at least 1.5x
•Minimum net worth of at least $682.6 million plus 75% of future equity issuances
•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the Facilities contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At June 30, 2016, the Company was in compliance with all such covenants.
Term Loan Facility
On June 30, 2016, the Company entered into a credit agreement with a syndicated group of lenders to make available a term loan facility (the "Term Loan Facility") in an aggregate amount of $100.0 million. The Term Loan Facility matures in June 2023. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date. The Company has an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million.
Interest rates applicable to loans under the Term Loan Facility are payable during such periods as such loans are LIBOR loans, at the applicable LIBOR based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, and during the period that such loans are base rate loans, at the base rate under the Term Loan Facility in effect from time to time plus an applicable margin. The base rate under the Term Loan Facility is equal to the greatest of the Capital One prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%. The applicable margin for the Term Loan Facility is leverage-based and ranges from 1.75% to 2.35% for LIBOR loans and 0.75% to 1.35% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the Term Loan Facility is subject to the rating based on applicable margins ranging from 1.50% to 2.45% for LIBOR Loans and 0.50% to 1.45% for base rate loans.
The Company is required to comply with the same financial covenants under the Term Loan Facility as it is with the Facilities. In addition, the terms of the Term Loan Facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through October 2031, and have effective interest rates that range from 2.43% to 5.00%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.
Future Debt Obligations
Based on existing debt agreements in effect as of June 30, 2016, the scheduled principal and maturity payments for outstanding borrowings under the Company's credit facility and fixed rate mortgages are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
Remainder of 2016	$9,197	$544	$9,741
2017	17,495	630	18,125
2018	10,617	534	11,151
2019	4,983	466	5,449
2020	149,167	115	149,282
2021	232,509	10	232,519
Thereafter	324,237	4,157	328,394
	$748,205	$6,456	$754,661

8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2016 and 2015, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings (loss) per common share - basic and diluted
Numerator
Net income (loss)	$6,045	$93	$10,847	$(2,678)
Net loss (income) attributable to noncontrolling interests	1,325	3,371	(1,267)	6,142
Net income attributable to National Storage Affiliates Trust	7,370	3,464	9,580	3,464
Distributed and undistributed earnings allocated to participating securities	(5)	(3)	(9)	(3)
Net income attributable to common shareholders - basic	7,365	3,461	9,571	3,461
Effect of assumed conversion of dilutive securities	(1,356)	(3,371)	1,215	(3,371)
Net income attributable to common shareholders - diluted	$6,009	$90	$10,786	$90

Denominator
Weighted average shares outstanding - basic	23,078	15,517	23,041	7,802
Effect of dilutive securities:
Weighted average OP units outstanding	24,733	20,208	23,484	10,104
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,415	1,835	708
Weighted average LTIP units outstanding	2,164	1,247	2,158	624
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	21,721	14,178	20,245	7,089
Weighted average shares outstanding - diluted	73,531	52,565	70,763	26,327

Earnings (loss) per share - basic	$0.32	$0.22	$0.42	$0.44
Earnings (loss) per share - diluted	$0.08	$—	$0.15	$—

As discussed in Note 3, the Company did not have an ownership interest or share in its operating partnership's profits and losses prior to the completion of the Company's initial public offering. As a result, all of the operating partnership's profits and losses for the period from January 1, 2015 to April 28, 2015 were allocated to noncontrolling interests.
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
LTIP units may also, under certain circumstances, be convertible into OP units, which are exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units will vest upon the satisfaction of a future service condition. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the three and six months ended June 30, 2016, 386,713 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three and six months ended June 30, 2016, 397,600 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
Although subordinated performance units may only be convertible after a two year lock-out period, the Company assumes a hypothetical conversion of each subordinated performance unit (including each DownREIT subordinated performance unit) into OP units (with subsequently assumed redemption into common shares) for the purposes of calculating diluted weighted average common shares. This hypothetical conversion is calculated using historical financial information, prior to and since the completion of the Company's initial public offering on April 28, 2015, and as a result, is not necessarily indicative of the subsequent results of operations, cash flows or financial position of the Company following the initial public offering or upon expiration of the two-year lock out period on conversions.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
9. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to continue providing leasing, operating, supervisory and administrative services related to the self storage properties contributed by and acquired from the PROs. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended June 30, 2016 and 2015, the Company incurred $2.7 million and $1.8 million, respectively, for supervisory and administrative fees to the PROs and during the six months ended June 30, 2016 and 2015, the Company incurred $4.9 million and $3.4 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying consolidated statements of operations.
Affiliate Payroll Services
The employees responsible for operation of the self storage properties are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended June 30, 2016 and 2015, the Company incurred $4.7 million and $3.2 million, respectively, for payroll and related costs reimbursable to these affiliates, and for the six months ended June 30, 2016 and 2015, the Company incurred $8.7 million and $6.1 million, respectively, for payroll and related costs reimbursable to these affiliates. Such costs are included in property operating expenses in the accompanying consolidated statements of operations.

Due Diligence Costs
During the three months ended June 30, 2016 and 2015, the Company incurred $0.2 million and $0.1 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs, and during the six months ended June 30, 2016 and 2015, the Company incurred $0.3 million and $0.1 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These expenses are included in acquisition costs in the accompanying statements of operations.
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

	Interest Rate Swaps Designated as Cash Flow Hedges	Non-hedge Accounting Interest Rate Swaps	Total
Fair value at December 31, 2014	$(865)	$(207)	$(1,072)
Unrealized losses included in interest expense	—	8	8
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	775	—	775
Unrealized losses included in accumulated other comprehensive loss	(1,270)	—	(1,270)
Fair value at June 30, 2015	$(1,360)	$(199)	$(1,559)

Fair value at December 31, 2015	$(972)	$—	$(972)
Swap ineffectiveness	7	—	7
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	909	—	909
Unrealized losses included in accumulated other comprehensive loss	(8,437)	—	(8,437)
Fair value at June 30, 2016	$(8,493)	$—	$(8,493)

As of June 30, 2016 and December 31, 2015, the Company had outstanding interest rate swaps with aggregate notional amounts of $425.0 million and $199.4 million, respectively, designated as cash flow hedges. As of June 30, 2016, the Company's swaps had a weighted average remaining term of approximately 4.3 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. If the forward rates at June 30, 2016 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $3.6 million of the unrealized losses included in accumulated other comprehensive loss. If market interest rates increase above the 1.34% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from the counterparty to the interest rate swaps.
There were no transfers between levels during the six months ended June 30, 2016 and 2015. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of June 30, 2016, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at June 30, 2016 and December 31, 2015, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at June 30, 2016 and December 31, 2015 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $213.3 million as of June 30, 2016 with a fair value of approximately $238.5 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.96%, compared to the weighted average contractual interest rate of 5.28%. The combined principal balance of the Company's fixed rate mortgages was approximately $176.9 million as of December 31, 2015 with a fair value of approximately $189.3 million. In determining the fair value as of December 31, 2015, the Company estimated a weighted average market interest rate of approximately 3.41%, compared to the weighted average contractual interest rate of 5.10%.
12. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
In July and August 2016, the Company acquired 26 self storage properties for approximately $167.6 million. Consideration for these acquisitions included approximately $165.8 million of cash, OP equity of approximately $1.1 million (consisting of the issuance of 49,230 OP Units) and the assumption of $0.7 million of other working capital liabilities. Of these acquisitions, one was acquired by the Company from a PRO and 25 were acquired by the Company from third-party sellers. In connection with these acquisitions, the Company incurred $0.3 million of expenses, payable to certain PROs, for due diligence costs related to the self storage properties sourced by the PROs.
Common Share Offering
On July 6, 2016, the Company closed a follow-on public offering of 12,046,250 of its common shares, which included 1,571,250 common shares sold upon the exercise in full by the underwriters of their option to purchase additional shares, at a public offering price of $20.75 per share. The Company received aggregate net proceeds from the offering of approximately $237.7 million after deducting the underwriting discount and estimated offering expenses.

The Company contributed the net proceeds from this follow-on offering to its operating partnership which used the proceeds to repay outstanding borrowings under the Revolver and to fund the acquisition of self storage properties.

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
Statements regarding the following subjects, among others, may be forward-looking:

•	market trends in our industry, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	the acquisition of properties, including the ability of our acquisitions to achieve underwritten capitalization rates and our ability to execute on our acquisition pipeline;

•	the timing of acquisitions;

•	our relationships with, and our ability and timing to attract additional, PROs;

•	our ability to effectively align the interests of our PROs with us and our shareholders;

•	the integration of our PROs and their contributed portfolios into the Company, including into our financial and operational reporting infrastructure and internal control framework;

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

•
the timing of conversions of subordinated performance units in our operating partnership and subsidiaries of our operating partnership into OP units in our operating partnership, the conversion ratio in effect at such time and the impact of such convertibility on our diluted earnings (loss) per share;

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
Our PROs
The Company had seven PROs as of June 30, 2016: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, and Hide Away. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of June 30, 2016, we owned a geographically diversified portfolio of 318 self storage properties, located in 18 states, comprising approximately 18.7 million rentable square feet, configured in approximately 149,000 storage units. Of these properties, 233 were acquired by us from our PROs and 85 were acquired by us from third-party sellers.
During the six months ended June 30, 2016, we acquired 42 self storage properties with an aggregate fair value of $288.0 million, comprising approximately 3.0 million rentable square feet, configured in approximately 27,000 storage units. Of these acquisitions, 19 were acquired by us from our PROs and 23 were acquired by us from third-party sellers.
In July and August 2016, we acquired 26 self storage properties for approximately $167.6 million, comprising approximately 1.8 million rentable square feet, configured in approximately 15,000 storage units. Of these acquisitions, one was acquired by us from a PRO and 25 were acquired by us from third-party sellers.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 42 self storage properties during the six months ended June 30, 2016 and 58 self storage properties during the year ended December 31, 2015. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated for the entirety of the applicable periods presented, excluding any properties we sold or where we completed a storage space expansion which caused the property's year-over-year operating results to no longer be comparable. As of June 30, 2016, our same store portfolio consisted of 222 self storage properties. We owned 96 self storage properties that did not yet meet the same store portfolio criteria as of June 30, 2016, which included 95 self storage properties that we acquired subsequent to January 1, 2015 and a property we expanded during 2015 which caused the property's year-over-year operating results to no longer be comparable.
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
Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
Net income was $6.0 million for the three months ended June 30, 2016, compared to $0.1 million for the three months ended June 30, 2015, an increase of $5.9 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 73 self storage properties acquired between July 1, 2015 and June 30, 2016 and same store NOI growth, partially offset by increases in depreciation and amortization, interest expense, and acquisition costs. For a description of NOI, see "Non-GAAP Financial measures – NOI".

The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 (dollars in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Rental revenue
Same store portfolio	$30,815	$28,358	$2,457
Non-Same store portfolio	14,969	2,274	12,695
Total rental revenue	45,784	30,632	15,152
Other property-related revenue
Same store portfolio	972	948	24
Non-Same store portfolio	528	70	458
Total other property-related revenue	1,500	1,018	482
Total revenue	47,284	31,650	15,634
Property operating expenses
Same store portfolio	10,219	9,834	385
Non-Same store portfolio	5,238	992	4,246
Total property operating expenses	15,457	10,826	4,631
General and administrative expenses	4,837	4,187	650
Depreciation and amortization	13,088	9,974	3,114
Total operating expenses	33,382	24,987	8,395
Income from operations	13,902	6,663	7,239
Other (income) expense
Interest expense	5,844	4,824	1,020
Loss on early extinguishment of debt	136	914	(778)
Acquisition costs	1,708	719	989
Non-operating expense	169	113	56
Other (income) expense	7,857	6,570	1,287
Net income	6,045	93	5,952
Net loss attributable to noncontrolling interests	1,325	3,371	(2,046)
Net income attributable to National Storage Affiliates Trust	$7,370	$3,464	$3,906

Total Revenue
Our total revenue increased by $15.6 million, or 49.4%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase was primarily attributable to incremental revenue from 73 self storage properties we acquired between July 1, 2015 and June 30, 2016, increased market rates and fees, regular rental increases for in-place tenants, and an increase in total portfolio average occupancy from 87.7% to 90.4%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $15.2 million, or 49.5%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. The increase in rental revenue was due to a $12.7 million increase in non-same store revenue which was primarily attributable to incremental rental revenue of $6.9 million from 48 self storage properties acquired between July 1, 2015 and March 31, 2016, and $4.7 million from 25 self storage properties acquired during the three months ended June 30, 2016. Same store portfolio rental revenues increased $2.5 million, or 8.7%, due to a 4.5% increase, from $10.55 to $11.03, in same store rental revenue divided by average occupied square feet

("rental revenue per occupied square foot"), driven primarily by a combination of increased contractual lease rates and fees, and a 3.4% increase in same store average occupancy from 87.5% to 90.9%.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.5 million, or 47.3%, for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015. This increase resulted from a $0.5 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.3 million from 48 self storage properties acquired between July 1, 2015 and March 31, 2016.
Total Operating Expenses
Total operating expenses for the three months ended June 30, 2016 were $33.4 million compared to $25.0 million for the three months ended June 30, 2015, an increase of $8.4 million, or 33.6%. As discussed below, this change was primarily due to an increase of $4.6 million in property operating expenses, $0.7 million in general and administrative expenses, and $3.1 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $15.5 million for the three months ended June 30, 2016 compared to $10.8 million for the three months ended June 30, 2015, an increase of $4.6 million, or 42.8%. This increase resulted from a $4.2 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $2.4 million from 48 self storage properties acquired between July 1, 2015 and March 31, 2016 and $1.7 million from 25 self storage properties acquired during the three months ended June 30, 2016. In addition, same store portfolio property operating expenses increased $0.4 million, or 3.9%, due to increases in personnel and related costs, bad debt expense, property taxes and advertising costs, partially offset by decreases in maintenance expenses.
General and Administrative Expenses
General and administrative expenses increased $0.7 million, or 15.5%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. This increase was attributable to an increase in administrative fees charged by our PROs of $0.9 million primarily as a result of incremental fees related to the 73 properties we acquired from July 1, 2015 to June 30, 2016, and $0.1 million of professional fees. These increases were partially offset by a $0.5 million decrease in equity-based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $3.1 million, or 31.2%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. This increase was primarily attributable to incremental depreciation expense of $2.0 million from 48 self storage properties acquired between July 1, 2015 and March 31, 2016, and $1.0 million from 25 self storage properties acquired during the three months ended June 30, 2016. In addition, amortization of customer in-place leases decreased $0.4 million from $3.3 million for the three months ended June 30, 2015 to $2.9 million for the three months ended June 30, 2016. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of June 30, 2016, the unamortized balance of customer in-place leases totaled $6.3 million.
Interest Expense
Interest expense increased $1.0 million, or 21.1%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase in interest expense was primarily attributable to the assumption of fixed-rate mortgages in connection with self storage property acquisitions and increases in outstanding borrowings, partially offset by a $0.2 million decrease in amortization of debt issuance costs and lower interest rates.

Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.8 million, or 85.1%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. During the three months ended June 30, 2016, in connection with the amendment to our credit facility, one of the lenders that was included in the syndicated group of lenders prior to the amendment is no longer a participating lender following the amendment, which constitutes an extinguishment of debt for accounting purposes. As a result, we wrote off $0.1 million of unamortized debt issuance costs, which is the amount attributed to the entity no longer included in the lender syndicate. Loss on early extinguishment of debt during the three months ended June 30, 2015 relates to the payoff of several debt instruments in connection with the Company's initial public offering.
Acquisition Costs
Acquisition costs increased $1.0 million, or 137.6%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. This increase was primarily due to an increase in legal and consulting fees and other costs incurred to identify, qualify, and close on the acquisition of a large volume of properties with our PROs and other parties.
Net Loss Attributable to Noncontrolling Interests
We allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net loss attributable to noncontrolling interests was $1.3 million for the three months ended June 30, 2016, compared to $3.4 million for the three months ended June 30, 2015.
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
Net income was $10.8 million for the six months ended June 30, 2016, compared to net loss of $2.7 million for the six months ended June 30, 2015, an increase of $13.5 million. The increase was primarily due to an increase in NOI resulting from an additional 73 self storage properties acquired between July 1, 2015 and June 30, 2016, same store NOI growth and reductions in interest expense, partially offset by increases in depreciation and amortization, acquisition costs and general and administrative expenses.
The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 (dollars in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Rental revenue
Same store portfolio	$60,425	$55,461	$4,964
Non-Same store portfolio	23,860	2,589	21,271
Total rental revenue	84,285	58,050	26,235
Other property-related revenue
Same store portfolio	1,862	1,811	51
Non-Same store portfolio	786	80	706
Total other property-related revenue	2,648	1,891	757
Total revenue	86,933	59,941	26,992
Property operating expenses
Same store portfolio	20,360	19,510	850
Non-Same store portfolio	8,374	1,158	7,216
Total property operating expenses	28,734	20,668	8,066
General and administrative expenses	9,172	7,800	1,372

	Six Months Ended June 30,
	2016	2015	Change
Depreciation and amortization	23,980	19,851	4,129
Total operating expenses	61,886	48,319	13,567
Income from operations	25,047	11,622	13,425
Other (income) expense
Interest expense	10,785	11,806	(1,021)
Loss on early extinguishment of debt	136	914	(778)
Acquisition costs	2,996	1,318	1,678
Organizational and offering expenses	—	58	(58)
Non-operating expense	283	204	79
Other (income) expense	14,200	14,300	(100)
Net income (loss)	10,847	(2,678)	13,525
Net (income) loss attributable to noncontrolling interests	(1,267)	6,142	(7,409)
Net income attributable to National Storage Affiliates Trust	$9,580	$3,464	$6,116

Total Revenue
Our total revenue increased by $27.0 million, or 45.0%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase was primarily attributable to incremental rental revenue from 73 self storage properties we acquired between July 1, 2015 and June 30, 2016, an increase in average total portfolio occupancy from 86.4% to 89.6%, increased market rates and fees, and regular rental increases for in-place tenants.
Rental Revenue
Rental revenue increased by $26.2 million, or 45.2%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. The increase in rental revenue was primarily due to a $21.3 million increase in non-same store rental revenue which was attributable to incremental rental revenue of $9.3 million from 31 self storage properties acquired between July 1, 2015 and December 31, 2015, and $8.0 million from 42 self storage properties acquired during the six months ended June 30, 2016. Same store portfolio rental revenues increased $5.0 million, or 9.0%, due to a 4.3% increase in same store rental rental revenue per occupied square foot from $10.46 to $10.91, driven primarily by a combination of increased contractual lease rates and fees, and an increase in average occupancy from 86.3% to 90.1%.
Other Property-Related Revenue
Other property-related revenue increased by $0.8 million, or 40.0%, for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015. This increase primarily resulted from a $0.7 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.3 million from 31 self storage properties acquired between July 1, 2015 and December 31, 2015, and $0.2 million from 42 self storage properties acquired during the six months ended June 30, 2016.
Total Operating Expenses
Total operating expenses increased $13.6 million, or 28.1% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. As discussed below, this change was primarily due to an increase of $8.1 million in property operating expenses, $1.4 million in general and administrative expenses, and $4.1 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses increased $8.1 million, or 39.0%, for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. This increase resulted from a $7.2 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $3.0 million from 31 self storage properties acquired between July 1, 2015 and December 31, 2015, and $3.0 million from 42 self storage properties acquired during the six months ended June 30, 2016. In addition, same store portfolio property operating expenses increased $0.9 million, or 4.4%, due to increases in personnel and related costs, bad debt expense and property taxes, partially offset by decreases in maintenance expenses and utilities.
General and Administrative Expenses
General and administrative expenses increased $1.4 million, or 17.6%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. This increase was attributable to increases in administrative fees charged by our PROs of $1.5 million,  $0.3 million in salaries and benefits and $0.1 million in costs associated with periodic SEC reporting and other compliance matters. These increases were partially offset by a $0.5 million decrease in equity-based compensation expense.
Supervisory and administrative fees charged by our PROs totaled $4.9 million and $3.4 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $1.5 million. The increase was primarily attributable to incremental fees related to the 73 properties we acquired from July 1, 2015 to June 30, 2016.
Depreciation and Amortization
Depreciation and amortization increased $4.1 million, or 20.8%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. This increase was attributable to incremental depreciation expense of $2.7 million from 31 self storage properties acquired between July 1, 2015 and December 31, 2015, and $2.1 million from 42 self storage properties acquired during the six months ended June 30, 2016. In addition, amortization of customer in-place leases decreased $1.8 million from $6.9 million for the six months ended June 30, 2015 to $5.1 million for the six months ended June 30, 2016. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of June 30, 2016, the unamortized balance of customer in-place leases totaled $6.3 million.
Interest Expense
Interest expense decreased $1.0 million, or 8.6%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in interest expense was primarily due to a $0.6 million decrease in amortization of debt issue costs, a $0.2 million increase in amortization of debt premiums and lower rates.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.8 million, or 85.1%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. During the six months ended June 30, 2016, in connection with the amendment to our credit facility, one of the lenders that was included in the syndicated group of lenders prior to the amendment is no longer a participating lender following the amendment, which constitutes an extinguishment of debt for accounting purposes. As a result, we wrote off $0.1 million of unamortized debt issuance costs, which is the amount attributed to the entity no longer included in the lender syndicate. Loss on early extinguishment of debt during the six months ended June 30, 2015 relates to the payoff of several debt instruments in connection with the Company's initial public offering.
Acquisition Costs
Acquisition costs increased $1.7 million, or 127.3%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. This increase was primarily due to an increase in consulting fees and other costs incurred to identify, qualify, and close acquisition properties with our PROs and other parties.
Net Loss Attributable to Noncontrolling Interests
We allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $1.3 million for the six months ended June 30, 2016, compared to a net loss of $6.1 million for the six months ended June 30, 2015. We did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering. As a result, all of the operating partnership's profits and losses for the period from January 1, 2015 to April 28, 2015 were allocated to noncontrolling interests.

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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and six months ended June 30, 2016 and 2015 (in thousands, except per share and unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$6,045	$93	$10,847	$(2,678)
Add (subtract):
Real estate depreciation and amortization	12,935	9,889	23,714	19,695
FFO attributable to subordinated performance unitholders (1)	(6,150)	(3,144)	(10,493)	(6,419)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	12,830	6,838	24,068	10,598
Add:
Acquisition costs	1,708	719	2,996	1,318
Organizational and offering expenses	—	—	—	58
Loss on early extinguishment of debt	136	914	136	914
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$14,674	$8,471	$27,200	$12,888

Weighted average shares and units outstanding - FFO and Core FFO: (2)
Weighted average shares outstanding - basic	23,078	15,517	23,041	7,802
Weighted average restricted common shares outstanding	19	—	18	—
Weighted average OP units outstanding	24,733	20,208	23,484	19,710
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,415	1,835	1,401
Weighted average LTIP units outstanding (3)	2,558	1,553	2,507	781
Total weighted average shares and units outstanding - FFO and Core FFO	52,223	38,693	50,885	29,694

FFO per share and unit	$0.25	$0.18	$0.47	$0.36
Core FFO per share and unit	$0.28	$0.22	$0.53	$0.43

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Earnings (loss) per share - diluted	$0.08	$—	$0.15	$—
Impact of the difference in weighted average number of shares(1)	0.04	—	0.06	—
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	—	—	(0.08)
Add real estate depreciation and amortization	0.25	0.26	0.47	0.66
FFO attributable to subordinated performance unitholders	(0.12)	(0.08)	(0.21)	(0.22)
FFO per share and unit	0.25	0.18	0.47	0.36
Add acquisition costs, organizational and offering expenses, and loss on early extinguishment of debt	0.03	0.04	0.06	0.07
Core FFO per share and unit	$0.28	$0.22	$0.53	$0.43

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
The following table presents a reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$6,045	$93	$10,847	$(2,678)
Add:
General and administrative expenses	4,837	4,187	9,172	7,800
Depreciation and amortization	13,088	9,974	23,980	19,851
Interest expense	5,844	4,824	10,785	11,806
Loss on early extinguishment of debt	136	914	136	914
Acquisition costs	1,708	719	2,996	1,318
Organizational and offering expenses	—	—	—	58
Non-operating expense	169	113	283	204
Net Operating Income	$31,827	$20,824	$58,199	$39,273

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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$6,045	$93	$10,847	$(2,678)
Add:
Depreciation and amortization	13,088	9,974	23,980	19,851
Interest expense	5,844	4,824	10,785	11,806
Loss on early extinguishment of debt	136	914	136	914
EBITDA	25,113	15,805	45,748	29,893
Add:
Acquisition costs	1,708	719	2,996	1,318
Organizational and offering expenses	—	—	—	58
Equity-based compensation expense (1)	630	1,083	1,228	1,721
Adjusted EBITDA	$27,451	$17,607	$49,972	$32,990

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
As discussed in Note 6 in Item 1, on May 6, 2016, we entered into an amended and restated agreement with a syndicated group of lenders with respect to our credit facility. The amendment increased the borrowing capacity of the credit facility by $125.0 million for a total credit facility of $675.0 million, consisting of three components: (i) a Revolver which provides for a total borrowing commitment up to $350.0 million, whereby we may borrow, repay and re-borrow amounts under the revolving line of credit, (ii) a $225.0 million Term Loan A, and (iii) a $100.0 million Term Loan B. The Revolver matures in May 2020; provided that we may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021 and the Term Loan B matures in May 2022. None of the Facilities is subject to any scheduled reduction or amortization payments prior to maturity.
As of June 30, 2016, $225.0 million was outstanding under the Term Loan A with an effective interest rate of 2.61%, $100.0 million was outstanding under the Term Loan B with an effective interest rate of 3.15%, and $109.9 million was outstanding under the Revolver with an effective interest rate of 1.87%. As of June 30, 2016, we would have had the capacity to borrow the full remaining Revolver commitments of $240.1 million while remaining in compliance with the Facilities' financial covenants as described in Note 6 in Item 1.
Our long-term liquidity needs consist primarily of the repayment of debt, property acquisitions, and capital expenditures. We expect to meet our long-term liquidity requirements with operating cash flow, cash on hand, secured and unsecured indebtedness, and the issuance of equity and debt securities. As discussed in Note 6 in Item 1, on June 30, 2016, we entered into a credit agreement with a syndicated group of lenders to make available a Term Loan Facility in an aggregate amount of $100.0 million with an effective interest rate of 3.08% as of June 30, 2016. The Term Loan Facility is expected to mature in June 2023. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date. We have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million. We are required to comply with the same financial, customary affirmative and negative covenants under the Term Loan Facility as we are with the Facilities.
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
At June 30, 2016, we had $9.9 million in cash and cash equivalents and $3.9 million of restricted cash, an increase in cash and cash equivalents of $3.3 million and an increase in restricted cash of $1.2 million from December 31, 2015. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 1 of this report.
Cash Flows From Operating Activities
Cash provided by our operating activities was $39.7 million for the six months ended June 30, 2016 compared to $21.0 million for the six months ended June 30, 2015, an increase of $18.6 million. Our operating cash flow increased primarily due to 31 self storage properties that were acquired between July 1, 2015 and December 31, 2015 that generated cash flow for the entire six months ended June 30, 2016, and an additional 42 self storage properties acquired during the six months ended June 30, 2016. Because these 73 self storage properties were acquired after June 30, 2015, our operating results for the six months ended June 30, 2015 were not impacted by them. The increase in our operating cash flows from these acquisitions was also due to lower cash payments for interest partially offset by higher cash payments for general and administrative expenses and acquisition costs.
Cash Flows From Investing Activities
Cash used in investing activities was $130.3 million for the six months ended June 30, 2016 compared to $49.5 million for the six months ended June 30, 2015. The primary uses of cash for the six months ended June 30, 2016 were for our acquisition of 42 self storage properties for cash consideration of $123.9 million, and capital expenditures of $4.0 million. The primary uses of cash for the six months ended June 30, 2015 were for our acquisition of 27 self storage properties for cash consideration of $47.5 million and capital expenditures of $2.0 million.
Capital expenditures totaled $4.0 million and $2.0 million during the six months ended June 30, 2016 and 2015, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2016	2015
Recurring capital expenditures	$1,506	$1,079
Revenue enhancing capital expenditures	930	693
Acquisitions capital expenditures	1,675	142
Total capital expenditures	4,111	1,914
Decrease in accrued capital spending	(139)	86
Capital expenditures per statement of cash flows	$3,972	$2,000

Cash Flows From Financing Activities
Cash provided by our financing activities was $93.9 million for the six months ended June 30, 2016 compared to cash provided by our financing activities of $25.6 million for the six months ended June 30, 2015. Our sources of financing cash flows for the six months ended June 30, 2016 primarily consisted of $281.5 million of borrowings under our credit facility and $100.0 million of borrowings under our Term Loan Facility. Our primary uses of financing cash flows for the six months ended June 30, 2016 were for principal payments on existing debt of $252.6 million (which included $234.5 million of principal repayments under the Revolver, $16.0 million of fixed rate mortgage principal payoffs and $2.1 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $21.7 million, and distributions to common shareholders of $9.7 million. Our sources of financing cash flows for the six months ended June 30, 2015 primarily consisted of $278.1 million of proceeds from the completion of our initial public offering and $21.0 million of borrowings under our credit facility. Our primary uses of financing cash flows for the six months ended June 30, 2015 were for principal payments on existing debt of $257.1 million and distributions to limited partners of our operating partnership of $14.7 million.
In connection with the 42 properties acquired during the six months ended June 30, 2016, we issued OP equity of $100.1 million (consisting of 3,372,531 OP units, 1,606,105 subordinated performance units and the vesting of 26,200 LTIP units previously issued), assumed mortgage with balances of $61.6 million ($12.2 million of which were subsequently repaid during the six months ended June 30, 2016), and paid cash of $124.6 million.
On May 26, 2016, our board of trustees declared a cash dividend and distribution, respectively, of $0.22 per common share and OP unit. Such distributions were paid on June 30, 2016 to shareholders and OP unitholders of record as of June 15, 2016. On June 14, 2016, our board of trustees declared cash distributions of $6.2 million, in the aggregate, to subordinated performance unitholders of record as of June 15, 2016. Such distributions were paid on June 30, 2016.
During the six months ended June 30, 2016, after receiving notices of redemption from certain holders of OP units, we elected to issue 206,402 common shares to such holders in exchange for 206,402 OP units in satisfaction of the operating partnership's redemption obligations.
On July 6, 2016, we closed a follow-on public offering of 12,046,250 of our common shares, which included 1,571,250 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a public offering price of $20.75 per share. We received aggregate net proceeds from the offering of approximately $237.7 million after deducting the underwriting discount and estimated offering expenses.  We contributed the net proceeds from this follow-on offering to our operating partnership which used the proceeds to repay outstanding borrowings under the Revolver and to fund the acquisition of self storage properties.
In July and August 2016, we acquired 26 self storage properties for approximately $167.6 million. Consideration for these acquisitions included approximately $165.8 million of cash, OP equity of approximately $1.1 million (consisting of the issuance of 49,230 OP Units) and the assumption of $0.7 million of other working capital liabilities.
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

(vii)	reserves to meet anticipated operating expenditures, debt service or other liabilities, as determined by us.
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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of June 30, 2016, our operating partnership had an aggregate of $645.3 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of June 30, 2016, an aggregate of $176.8 million of such unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of June 30, 2016, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
As of June 30, 2016, we had $109.9 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $1.1 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016 under the heading Item 1A. "Risk Factors" beginning on page 13, which is accessible on the SEC's website at www.sec.gov. During the six months ended June 30, 2016, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended June 30, 2016, we did not sell any equity securities that are not registered under the Securities Act of 1933, as amended, except as previously disclosed in Current Reports on Form 8-K.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
Not applicable.
ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits
The following exhibits are filed with this report:

Exhibit Number	Exhibit Description

3.1
Articles of Amendment and Restatement of National Storage Affiliates Trust (Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

3.2	Amended and Restated Bylaws of National Storage Affiliates Trust (Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)
4.1	Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated by reference)
10.1*	Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP
10.2*
Facilities Portfolio Management Agreement, dated April 1, 2016, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) the property owners listed as "Deferred Management Property Owners" therein (iv) Hide-Away Storage Services, Inc., a Florida Corporation and, (v) Stephen A. Wilson, Paul Feikema, and Meisha Wilson, each an individual

10.3*
Amended and Restated Credit Agreement dated as of May 6, 2016 by and among NSA OP, LP, and certain of its subsidiaries, as Borrowers, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, KeyBank National Association, as Administrative Agent, with Keybanc Capital Markets Inc. and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, and PNC Bank, National Association, as Syndication Agent and Wells Fargo Bank, National Association, and U.S. Bank National Association, as Co-Documentation Agents

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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016, tagged in XBRL: ((i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: August 9, 2016