Form 10-Q
period 2016-09-30
National Storage Affiliates Trust
filed 2016-11-04
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Yes ☐ No ☒
As of November 3, 2016, 37,477,628 common shares of beneficial interest, $0.01 par value per share, were outstanding.

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

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Real estate
Self storage properties	$1,619,014	$1,147,201
Less accumulated depreciation	(97,993)	(68,100)
Self storage properties, net	1,521,021	1,079,101
Cash and cash equivalents	11,474	6,665
Restricted cash	4,627	2,712
Debt issuance costs, net	2,911	1,923
Other assets, net	23,371	8,648
Assets held for sale	18,702	—
Total assets	$1,582,106	$1,099,049
LIABILITIES AND EQUITY
Liabilities
Debt financing	$722,622	$567,795
Accounts payable and accrued liabilities	29,593	9,694
Deferred revenue	7,844	5,513
Total liabilities	760,059	583,002
Commitments and contingencies (Note 10)
Equity
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 35,915,871 and 23,015,751 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	359	230
Additional paid-in capital	450,986	236,392
Retained (deficit) earnings	(8,013)	11
Accumulated other comprehensive loss	(184)	—
Total shareholders' equity	443,148	236,633
Noncontrolling interests	378,899	279,414
Total equity	822,047	516,047
Total liabilities and equity	$1,582,106	$1,099,049

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Rental revenue	$51,263	$34,600	$135,548	$92,650
Other property-related revenue	1,686	1,078	4,334	2,969
Total revenue	52,949	35,678	139,882	95,619
OPERATING EXPENSES
Property operating expenses	17,330	12,000	46,064	32,668
General and administrative expenses	5,259	4,056	14,431	11,856
Depreciation and amortization	14,319	10,341	38,299	30,192
Total operating expenses	36,908	26,397	98,794	74,716
Income from operations	16,041	9,281	41,088	20,903
OTHER INCOME (EXPENSE)
Interest expense	(6,265)	(4,246)	(17,050)	(16,052)
Loss on early extinguishment of debt	—	—	(136)	(914)
Acquisition costs	(1,737)	(2,874)	(4,733)	(4,192)
Organizational and offering expenses	—	—	—	(58)
Non-operating expense	(95)	(52)	(378)	(256)
Other income (expense)	(8,097)	(7,172)	(22,297)	(21,472)
Net income (loss)	7,944	2,109	18,791	(569)
Net (income) loss attributable to noncontrolling interests	(7,955)	2,263	(9,222)	8,405
Net (loss) income attributable to National Storage Affiliates Trust	$(11)	$4,372	$9,569	$7,836

Earnings (loss) per share - basic	$—	$0.19	$0.35	$0.61
Earnings (loss) per share - diluted	$—	$0.03	$0.25	$0.06

Weighted average shares outstanding - basic	35,080	23,000	27,084	12,924
Weighted average shares outstanding - diluted	35,080	63,456	75,492	38,758
Dividends declared per common share	$0.22	$0.19	$0.64	$0.34

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$7,944	$2,109	$18,791	$(569)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	243	(1,258)	(8,194)	(2,528)
Reclassification of other comprehensive loss to interest expense	920	407	1,829	1,182
Other comprehensive income (loss)	1,163	(851)	(6,365)	(1,346)
Comprehensive income (loss)	9,107	1,258	12,426	(1,915)
Comprehensive (income) loss attributable to noncontrolling interests	(8,469)	3,114	(2,901)	9,751
Comprehensive income attributable to National Storage Affiliates Trust	$638	$4,372	$9,525	$7,836

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional	Retained	Other
	Common Shares		Paid-in	(Deficit)	Comprehensive	Noncontrolling	Total
	Number	Amount	Capital	Earnings	Loss	Interests	Equity
Balances, December 31, 2015	23,015,751	$230	$236,392	$11	$—	$279,414	$516,047
OP equity recorded in business combinations:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	104,173	104,173
LTIP units	—	—	—	—	—	597	597
Redemptions of OP units	845,780	8	9,488	—	(17)	(9,479)	—
Issuance of common shares, net of offering costs	12,046,250	121	237,398	—	—	—	237,519
Effect of changes in ownership for consolidated entities	—	—	(32,383)	—	(123)	32,506	—
Equity-based compensation expense	—	—	91	—	—	1,822	1,913
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	56	56
Issuance of restricted common shares	8,090	—	—	—	—	—	—
Reduction in receivables from partners of OP	—	—	—	—	—	958	958
Other comprehensive loss	—	—	—	—	(44)	(6,321)	(6,365)
Common share dividends	—	—	—	(17,593)	—	—	(17,593)
Distributions to limited partners of OP	—	—	—	—	—	(34,049)	(34,049)
Net income	—	—	—	9,569	—	9,222	18,791
Balances, September 30, 2016	35,915,871	$359	$450,986	$(8,013)	$(184)	$378,899	$822,047

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,791	$(569)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,299	30,192
Amortization of debt issuance costs	1,493	2,121
Amortization of debt discount and premium, net	(1,557)	(1,260)
Loss on debt extinguishment	136	414
Unrealized loss on fair value of derivatives	—	68
LTIP units issued for acquisition expenses	56	1,020
Equity-based compensation expense	1,913	2,375
Change in assets and liabilities, net of effects of business combinations:
Restricted cash	(1,377)	(864)
Other assets	(681)	(714)
Accounts payable and accrued liabilities	9,993	4,861
Deferred revenue	(133)	(88)
Net Cash Provided by Operating Activities	66,933	37,556
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(323,822)	(132,196)
Capital expenditures	(8,478)	(2,985)
Investments in and advances to unconsolidated joint venture	(4,873)	—
Deposits and advances for self storage property and other acquisitions	(5,415)	(3,258)
Expenditures for corporate furniture, equipment and other	(472)	(291)
Change in restricted cash designated for capital expenditures	(40)	219
Net Cash Used In Investing Activities	(343,100)	(138,511)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	238,712	278,070
Borrowings under debt financings	498,500	173,943
Receipts for OP unit subscriptions	799	1,011
Collection of receivables from issuance of OP equity	570	774
Principal payments under debt financings	(401,204)	(324,247)
Payment of dividends to common shareholders	(17,593)	(3,453)
Distributions to noncontrolling interests	(33,392)	(20,112)
Change in restricted cash for financing activity	—	(167)
Debt issuance costs	(4,904)	(1,717)
Equity offering costs	(512)	(5,370)
Net Cash Provided by Financing Activities	280,976	98,732
Increase (Decrease) in Cash and Cash Equivalents	4,809	(2,223)
CASH AND CASH EQUIVALENTS
Beginning of period	6,665	9,009
End of period	$11,474	$6,786

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Supplemental Cash Flow Information
Cash paid for interest	$16,501	$15,719
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in business combinations:
Issuance of OP units and subordinated performance units	$104,298	$42,113
Deposits on acquisitions applied to purchase price	631	745
LTIP units vesting upon acquisition of properties	597	—
Assumption of mortgages payable	61,628	49,855
Note payable to related party to settle assumed mortgages	—	5,342
Other net liabilities assumed	2,692	870
Notes receivable settled upon acquisition of properties	—	1,778
Fair value of noncontrolling interests in acquired subsidiaries	—	15,097
Increase in OP unit subscription liability through reduced distributions	267	293
Settlement of acquisition receivables through reduced distributions	390	1,137
Increase (decrease) in payables for deferred offering costs	806	(1,342)
Settlement of offering costs from equity issuance proceeds	11,248	20,930

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS
National Storage Affiliates Trust was organized in the state of Maryland on May 16, 2013 and is a fully integrated, self-administered and self-managed real estate investment trust focused on the self storage sector. As used herein, "NSA," the "Company," "we," "our," and "us" refers to National Storage Affiliates Trust and its consolidated subsidiaries, except where the context indicates otherwise. The Company has elected and qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2015.
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
On July 6, 2016, the Company closed a follow-on public offering of 12,046,250 of its common shares, which included 1,571,250 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a public offering price of $20.75 per share. The Company received aggregate net proceeds from the offering of approximately $237.5 million after deducting the underwriting discount and additional expenses associated with the offering.
The Company owned 352 self storage properties in 19 states with approximately 21.0 million rentable square feet in approximately 168,000 storage units as of September 30, 2016. These properties are managed with local operational focus and expertise by the Company's participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), and Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away").
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
During the nine months ended September 30, 2016, the Company adopted Accounting Standards Update ("ASU") 2015-02 and concluded that although its operating partnership and all DownREIT partnerships now meet the criteria as a VIE, no change was required to the Company's accounting for any of its interests in less than wholly owned DownREIT partnerships or its operating partnership. The sole significant asset of National Storage Affiliates Trust is its investment in its operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of its operating partnership. Accordingly, there has been no change to the recognized amounts in the Company's consolidated balance sheets and statements of operations or amounts reported in the Company's consolidated statements of cash flows.
As of September 30, 2016, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $258.0 million and $262.6 million as of September 30, 2016 and December 31, 2015, respectively. For the DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $41.9 million and $43.2 million as of September 30, 2016 and December 31, 2015, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The HLBV method is a balance sheet-focused approach to income (loss) allocation. A calculation is prepared at each balance sheet date to determine the amount that unitholders would receive if the operating partnership were to liquidate all of its assets (at GAAP net book value) and distribute the resulting proceeds to its creditors and unitholders based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is used to derive each unitholder's share of the income (loss) for the period. Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to unitholders as compared to their respective ownership percentage in the operating partnership, and net income (loss) attributable to National Storage Affiliates Trust could be more or less net income than actual cash distributions received and more or less income or loss than what may be received in the event of an actual liquidation. Additionally, the HLBV method could result in net income (or net loss) attributable to National Storage Affiliates Trust during a period when the Company reports consolidated net loss (or net income), or net income (or net loss) attributable to National Storage Affiliates Trust in excess of the Company's consolidated net income (or net loss). The computations of basic and diluted earnings (loss) per share may be materially affected by these disproportionate income (loss) allocations, resulting in volatile fluctuations of basic and diluted earnings (loss) per share. Readers of this Form 10-Q and investors are cautioned not to place undue reliance on the Company's income (loss) allocations or earnings (loss) per share without considering the effects described above, including the effect that depreciation and amortization have on income (loss), net book value and the application of the HLBV method.
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
Assets held for sale
The Company classifies properties as held for sale when certain criteria are met. At such time, the properties, including significant assets and liabilities that are expected to be transferred as part of a sale transaction, are presented separately on the consolidated balance sheet at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized. As of September 30, 2016, the Company had three self storage properties classified as held for sale. These properties were part of a larger portfolio of properties acquired during the third quarter of 2016 whereby the Company decided during the underwriting process to pursue the sale of certain properties following the acquisition. As of December 31, 2015 the Company had no self storage properties classified as held for sale. The results of operations for the self storage properties classified as held for sale are reflected within income from operations in the Company's consolidated statements of operations.
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
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the current consolidation guidance. Under this guidance, limited partnerships may no longer be viewed as VIEs if the limited partners hold certain rights over the general partner. Alternatively, limited partnerships not previously viewed as VIEs may now be considered VIEs in the absence of such rights. The Company adopted ASU 2015-02 during the nine months ended September 30, 2016, as more fully described above, see "–Principles of Consolidation".
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. In August 2015, the FASB issued ASU 2015-15 that permits debt issuance costs related to line-of-credit arrangements to be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASUs 2015-03 and 2015-15 as of January 1, 2016. The adoption resulted in the reclassification of certain debt issuance costs from assets to a reduction in the carrying amount of the Company's debt financings applied retrospectively to all periods. These reclassifications totaled $5.4 million and $2.8 million as of September 30, 2016 and December 31, 2015, respectively. Debt issuance costs related to the Company's revolving credit facility (the "Revolver") remain classified within "Debt issuance costs, net" in the Company's consolidated balance sheets.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company is evaluating the effect that ASU 2016-15 will have on its consolidated financial statements and related disclosures.
3. NONCONTROLLING INTERESTS
As of September 30, 2016 and December 31, 2015, units reflecting noncontrolling interests consisted of the following:

	September 30,	December 31,
	2016	2015
OP units	25,503,628	21,556,006
Subordinated performance units	11,011,649	9,302,989
LTIP units	1,552,905	2,784,761
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	44,289,967	39,865,541
While the Company controls its operating partnership and manages the daily operations of its operating partnership's business, the Company did not have an ownership interest or share in its operating partnership's profits and losses prior to the completion of the Company's initial public offering.
The increase in OP Units outstanding from December 31, 2015 to September 30, 2016 was due to 3,499,542 OP units issued in connection with the acquisition of self storage properties and LTIP units converted into OP units, as discussed further below, partially offset by the redemption of 845,780 OP units.
The increase in subordinated performance units outstanding from December 31, 2015 to September 30, 2016 was related to the acquisition of self storage properties.
The decrease in LTIP units outstanding from December 31, 2015 to September 30, 2016 was due to the conversion of 1,293,860 LTIP units into 1,293,860 OP units and the forfeiture of 118,300 LTIP units, partially offset by the issuance of 180,304 compensatory LTIP units to employees, consultants and trustees.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30,	December 31,
	2016	2015
Land	$419,219	$315,867
Buildings and improvements	1,196,142	829,093
Furniture and equipment	3,653	2,241
Total self storage properties	1,619,014	1,147,201
Less accumulated depreciation	(97,993)	(68,100)
Self storage properties, net	$1,521,021	$1,079,101
Depreciation expense related to self storage properties amounted to $11.1 million and $7.4 million during the three months ended September 30, 2016 and 2015, respectively, and $29.9 million and $20.3 million during the nine months ended September 30, 2016 and 2015, respectively.
5. SELF STORAGE PROPERTY ACQUISITIONS
The Company acquired 76 self storage properties with an estimated fair value of $493.7 million during the nine months ended September 30, 2016. Of these acquisitions, 21 self storage properties with an estimated fair value of $157.6 million were acquired by the Company from its PROs. These self storage property acquisitions were accounted for as business combinations whereby the Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company preliminarily allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $12.4 million, resulting in a total fair value of $481.3 million allocated to real estate.
The following table summarizes the consideration for the business combinations completed by the Company during the nine months ended September 30, 2016 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Consideration
			Value of OP Equity(1)	Liabilities Assumed (Assets Acquired)		Total Fair Value
		Cash		Mortgages(2)	Other
March 31, 2016	17	$63,300	$19,068	$5,861	$584	$88,813
June 30, 2016	25	61,263	80,986	55,767	1,212	199,228
September 30, 2016	34	199,890	4,841	—	896	205,627
Total	76	$324,453	$104,895	$61,628	$2,692	$493,668

(1)	Value of OP equity represents the fair value of OP units, subordinated performance units and LTIP units.

(2)	$12.2 million of the mortgages assumed in connection with self storage property acquisitions were subsequently repaid during the nine months ended September 30, 2016.
The results of operations for these business combinations are included in the Company's statements of operations beginning on the respective closing date for each acquisition. For the three and nine months ended September 30, 2016, the accompanying statements of operations includes aggregate total revenue of $11.2 million and $19.4 million, respectively, and operating income of $1.3 million and $2.2 million, respectively, related to the 76 self storage properties acquired. Acquisition costs in the accompanying statements of operations include consulting fees, transaction expenses, and other costs related to business combinations, which amounted to $1.7 million and $4.7 million for the three and nine months ended September 30, 2016, respectively.

Pro Forma Financial Information
The pro forma financial information set forth below reflects incremental adjustments to the historical data of the Company to give effect to the acquisitions and related financing activities for (i) the two self storage properties discussed in Note 12 that were acquired subsequent to September 30, 2016, as if each acquisition had occurred on January 1, 2015, (ii) 32 of the 34 self storage properties acquired during the three months ended September 30, 2016, as if the acquisitions had occurred on January 1, 2015 (pro forma financial information is not presented for two of the self storage properties acquired during the three months ended September 30, 2016 since the information required is not available to the Company), (iii) the 25 self storage properties acquired during the three months ended June 30, 2016, as if the acquisitions had occurred on January 1, 2015, (iv) 15 of the 17 self storage properties acquired during the three months ended March 31, 2016, as if the acquisitions had occurred on January 1, 2015 (pro forma financial information is not presented for two of the self storage properties acquired during the three months ended March 31, 2016 since the information required is not available to the Company), (v) one of the 15 self storage properties acquired during the three months ended September 30, 2015, as if the acquisitions had occurred on January 1, 2014 (pro forma financial information is not presented for 14 of the self storage properties acquired during the three months ended September 30, 2015 since the information required is not available to the Company), (vi) the 21 self storage properties that were acquired during the three months ended June 30, 2015, as if each acquisition had occurred on January 1, 2014, and (vii) the six self storage properties that were acquired during the three months ended March 31, 2015, as if each had occurred on January 1, 2014.
As described in greater detail above, given that certain information with respect to the self storage properties the Company acquired is not available to the Company, readers of this Form 10-Q and investors are cautioned not to place undue reliance on the Company's pro forma financial information. The pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on a pro forma basis the results of operations for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma total revenue:
Historical results	52,949	35,678	139,882	95,619
Acquisitions subsequent to September 30, 2016	419	382	1,206	976
Acquisitions during the three months ended September 30, 2016(1)	1,664	4,393	11,317	13,177
Acquisitions during the three months ended June 30, 2016	—	5,053	5,894	14,791
Acquisitions during the three months ended March 31, 2016(2)	—	1,865	842	5,455
Acquisitions during the three months ended September 30, 2015(3)	—	109	—	537
Acquisitions during the three months ended June 30, 2015	—	—	—	3,782
Acquisitions during the three months ended March 31, 2015	—	—	—	86
Total	$55,032	$47,480	$159,141	$134,423
Pro forma net income (loss):(4)
Historical results	7,944	2,109	18,791	(569)
Acquisitions subsequent to September 30, 2016	77	(98)	153	(440)
Acquisitions during the three months ended September 30, 2016(1)	759	(1,214)	1,781	(3,608)
Acquisitions during the three months ended June 30, 2016	1,268	(610)	5,758	(2,177)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Acquisitions during the three months ended March 31, 2016(2)	478	(70)	2,548	(2,162)
Acquisitions during the three months ended September 30, 2015(3)	34	53	169	3,047
Acquisitions during the three months ended June 30, 2015	—	472	1,055	2,764
Acquisitions during the three months ended March 31, 2015	—	317	53	1,525
Total	$10,560	$959	$30,308	$(1,620)

(1)
Reflects [32] of the [34] self storage properties acquired during this period because the information required with respect to the two remaining acquisitions during this period is not available to the Company.

(2)
Reflects [15] of the [17] self storage properties acquired during this period because the information required with respect to the two remaining acquisitions during this period is not available to the Company.

(3)
Reflects one of the [15] self storage properties acquired during this period because the information required with respect to the [14] remaining acquisitions during this period is not available to the Company.

(4)
Significant assumptions and adjustments in preparation of the pro forma information include the following: (i) for the cash portion of the purchase price, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 1.93% as of September 30, 2016; (ii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; and (iii) for acquisition costs of $4.7 million incurred during the nine months ended September 30, 2016, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2015.

6. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30,	December 31,
	2016	2015
Customer in-place leases, net of accumulated amortization of $6,268 and $4,312, respectively	$7,832	$4,209
Receivables:
Trade, net	1,562	1,093
PROs and other affiliates	438	232
Investments in and advances to unconsolidated joint venture	5,123	—
Property acquisition and other deposits	5,547	763
Interest rate derivative assets	—	331
Prepaid expenses and other	2,047	1,486
Corporate furniture, equipment and other, net	822	534
Total	$23,371	$8,648

7. DEBT FINANCING
The Company's outstanding debt as of September 30, 2016 and December 31, 2015 is summarized as follows (dollars in thousands):

	Interest	September 30,	December 31,
	Rate(1)	2016	2015
Credit Facility:
Revolving line of credit	1.93%	$85,500	$187,975
Term loan A	2.61%	225,000	200,000
Term loan B	3.15%	100,000	—
Term loan facility	3.08%	100,000	—
Fixed rate mortgages payable	4.05%	206,087	176,911
Total principal		716,587	564,886
Unamortized debt issuance costs and debt premium, net		6,035	2,909
Total debt		$722,622	$567,795

(1)
Represents the effective interest rate as of September 30, 2016. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

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
As of September 30, 2016, the Company would have had the capacity to borrow the full remaining Revolver commitments of $264.5 million while remaining in compliance with the Facilities' financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the Facilities:
•Maximum total leverage ratio not to exceed 60%

•Minimum fixed charge coverage ratio of at least 1.5x
•Minimum net worth of at least $682.6 million plus 75% of future equity issuances
•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the Facilities contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At September 30, 2016, the Company was in compliance with all such covenants.
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
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through October 2031, and have effective interest rates that range from 2.44% to 5.00%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.
Future Debt Obligations
Based on existing debt agreements in effect as of September 30, 2016, the scheduled principal and maturity payments for outstanding borrowings under the Company's credit facility and fixed rate mortgages are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
Remainder of 2016	$2,001	$249	$2,250
2017	17,495	611	18,106
2018	10,617	514	11,131
2019	4,983	446	5,429
2020	124,745	94	124,839
2021	232,509	(5)	232,504
Thereafter	324,237	4,126	328,363
	$716,587	$6,035	$722,622

8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2016 and 2015, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (loss) per common share - basic and diluted
Numerator
Net income (loss)	$7,944	$2,109	$18,791	$(569)
Net (income) loss attributable to noncontrolling interests	(7,955)	2,263	(9,222)	8,405
Net (loss) income attributable to National Storage Affiliates Trust	(11)	4,372	9,569	7,836
Distributed and undistributed earnings allocated to participating securities	(4)	(3)	(13)	(6)
Net (loss) income attributable to common shareholders - basic	(15)	4,369	9,556	7,830
Effect of assumed conversion of dilutive securities	—	(2,275)	9,135	(5,646)
Net (loss) income attributable to common shareholders - diluted	$(15)	$2,094	$18,691	$2,184

Denominator
Weighted average shares outstanding - basic	35,080	23,000	27,084	12,924
Effect of dilutive securities:
Weighted average OP units outstanding	—	21,109	23,761	13,773
Weighted average DownREIT OP unit equivalents outstanding	—	1,432	1,835	949
Weighted average LTIP units outstanding	—	1,844	2,162	1,030
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	16,071	20,650	10,082
Weighted average shares outstanding - diluted	35,080	63,456	75,492	38,758

Earnings (loss) per share - basic	$—	$0.19	$0.35	$0.61
Earnings (loss) per share - diluted	$—	$0.03	$0.25	$0.06

As discussed in Note 2, the Company allocates GAAP income (loss) utilizing the HLBV method, in which the Company allocates income or loss based on the change in each unitholders' claim on the net assets of its operating partnership at period end after adjusting for any distributions or contributions made during such period. Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to National Storage Affiliates Trust and noncontrolling interests, resulting in volatile fluctuations of basic and diluted earnings (loss) per share. Additionally, the Company did not have an ownership interest or share in its operating partnership's profits and losses prior to the completion of the Company's initial public offering. As a result, all of the operating partnership's profits and losses for the period from January 1, 2015 to April 28, 2015 were allocated to noncontrolling interests.

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of a future service condition. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2016, 386,713 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three and nine months ended September 30, 2016, 271,400 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three months ended September 30, 2016, potential common shares totaling 49.8 million related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
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
9. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to continue providing leasing, operating, supervisory and administrative services related to the self storage properties contributed by and acquired from the PROs. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended September 30, 2016 and 2015, the Company incurred $3.0 million and $2.0 million, respectively, for supervisory and administrative fees to the PROs and during the nine months ended September 30, 2016 and 2015, the Company incurred $7.8 million and $5.4 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying consolidated statements of operations.
Affiliate Payroll Services
The employees responsible for operation of the self storage properties are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended September 30, 2016 and 2015, the Company incurred $5.1 million and $3.5 million, respectively, for payroll and related costs reimbursable to these affiliates, and for the nine months ended September 30, 2016 and 2015, the Company incurred $13.8 million and $9.6 million, respectively, for payroll and related costs reimbursable to these affiliates. Such costs are included in property operating expenses in the accompanying consolidated statements of operations.
Due Diligence Costs
During the three months ended September 30, 2016 and 2015, the Company incurred $0.4 million and $0.3 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs, and during the nine months ended September 30, 2016 and 2015, the Company incurred $0.7 million and $0.4 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These expenses are included in acquisition costs in the accompanying statements of operations.
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

	Interest Rate Swaps Designated as Cash Flow Hedges	Non-hedge Accounting Interest Rate Swaps	Total
Fair value at December 31, 2014	$(865)	$(207)	$(1,072)
Unrealized losses included in interest expense	—	(63)	(63)
Designation of interest rate swap as a cash flow hedge	(270)	270	—
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,182	—	1,182
Unrealized losses included in accumulated other comprehensive loss	(2,528)	—	(2,528)
Fair value at September 30, 2015	$(2,481)	$—	$(2,481)

	Interest Rate Swaps Designated as Cash Flow Hedges	Non-hedge Accounting Interest Rate Swaps	Total

Fair value at December 31, 2015	$(972)	$—	$(972)
Swap ineffectiveness	11	—	11
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,829	—	1,829
Unrealized losses included in accumulated other comprehensive loss	(8,194)	—	(8,194)
Fair value at September 30, 2016	$(7,326)	$—	$(7,326)
As of September 30, 2016 and December 31, 2015, the Company had outstanding interest rate swaps with aggregate notional amounts of $425.0 million and $199.4 million, respectively, designated as cash flow hedges. As of September 30, 2016, the Company's swaps had a weighted average remaining term of approximately 4.0 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive loss within equity to the extent of their effectiveness. If the forward rates at September 30, 2016 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $2.8 million of the unrealized losses included in accumulated other comprehensive loss. If market interest rates increase above the 1.34% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from the counterparty to the interest rate swaps.
There were no transfers between levels during the nine months ended September 30, 2016 and 2015. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2016, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at September 30, 2016 and December 31, 2015, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at September 30, 2016 and December 31, 2015 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $206.1 million as of September 30, 2016 with a fair value of approximately $227.9 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.16%, compared to the weighted average contractual interest rate of 5.26%. The combined principal balance of the Company's fixed rate mortgages was approximately $176.9 million as of December 31, 2015 with a fair value of approximately $189.3 million. In determining the fair value as of December 31, 2015, the Company estimated a weighted average market interest rate of approximately 3.41%, compared to the weighted average contractual interest rate of 5.10%.

12. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
From October 1, 2016 through November 1, 2016, the Company acquired two self storage properties for approximately $16.9 million. Consideration for these acquisitions included approximately $10.6 million of cash, OP equity of approximately $6.0 million (consisting of the issuance of 308,345 OP Units) and the assumption of $0.3 million of other working capital liabilities. Of these acquisitions, one was acquired by the Company from a PRO and one was acquired by the Company from a third-party seller. In connection with these acquisitions, the Company incurred less than $0.1 million of expenses, payable to certain PROs, for due diligence costs related to the self storage properties sourced by the PROs.
Managed Real Estate Joint Venture
On September 9, 2016, the Company, through a newly formed subsidiary (the "NSA Member"), entered into an agreement (the "Agreement") to form a joint venture (the "Joint Venture") with a state pension fund (the "JV Investor," together with the NSA Member, the "Members") advised by Heitman Capital Management LLC to acquire and operate the "iStorage" facilities portfolio (the "JV Portfolio") for an aggregate purchase price of approximately $630 million (the "Acquisition"). The JV Portfolio consists of 66 self-storage facilities containing approximately 4.5 million rentable square feet, configured in over 36,000 storage units and located across 12 states. Separately, the Company, through certain newly formed subsidiaries, also agreed to acquire the property management platform related to the JV Portfolio, including a property management company, a captive insurance company, and related intellectual property for $20 million. On October 4, 2016, the Joint Venture completed its acquisition of the JV Portfolio and the Company completed its acquisition of the iStorage property management platform.
The Joint Venture financed the Acquisition with approximately $320 million in equity (approximately $80 million from the NSA Member in exchange for a 25% ownership interest and approximately $240 million from the JV Investor in exchange for a 75% ownership interest) with the balance of the purchase price funded using proceeds from new debt financing. A subsidiary of the Company is acting as the non-member manager of the Joint Venture (the "NSA Manager"). The NSA Manager directs, manages and controls the day-to-day operations and affairs of the Joint Venture but may not cause the Joint Venture to make certain major decisions involving the business of the Joint Venture without the consent of the Members, including the approval of annual budgets, sales and acquisitions of properties, financings, and certain actions relating to bankruptcy.
The Joint Venture will pay certain customary fees to the Company for managing and operating the properties, including a monthly property management fee equal to 6% of gross revenues and net sales revenues from Joint Venture assets, an annual call center fee equal to 1% of monthly gross revenues and net sales revenues from Joint Venture assets, a monthly platform fee equal to $1,250 per Joint Venture property, an acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original JV Portfolio, of which one quarter is earned each year over the first four years of the Joint Venture, with an additional fee determined on a sliding scale for future acquisitions, and a development management fee for any development projects acquired by the Joint Venture equal to 3% of construction costs (excluding "soft costs"). An affiliate of the NSA Manager will provide tenant warranty protection to tenants at the Joint Venture properties in exchange for 50% of all proceeds from the tenant warranty protection program at each Joint Venture property.
The Company will account for its investment in the Joint Venture using the equity method of accounting. As of September 30, 2016, the Company's investments in and advances to the Joint Venture totaled $5.1 million, and are included within other assets, net in the Company's consolidated balance sheets. Additional disclosures regarding the acquisition of the property management platform, including those related to the preliminary allocation of the purchase price, are not currently available as the Company is in the process of assigning value to the identifiable assets acquired and liabilities assumed.
At the Market ("ATM") Program
On October 11, 2016, the Company entered into open market sales agreements with four agents, pursuant to which the Company may sell from time to time up to $200 million of the Company's common shares in sales deemed to be "at the market offerings." The Company may offer the common shares through the agents, as sales agents, or to the agents, acting as principals by means of, among others, ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.

During October 2016, the Company sold 1,500,000 of its common shares through the ATM program. The common shares were sold at an average offering price of $19.50 per share, resulting in net proceeds to the Company of approximately $28.9 million after deducting the underwriting discount. The Company used the net proceeds for general corporate purposes, including the repayment of outstanding indebtedness and to fund acquisitions and investments.

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

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities;

•	economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets;

•	projected capital expenditures;

•	the impact of technology on our products, operations, and business;

•	the implementation of our technology and best practices programs (including our ability to effectively implement our integrated Internet marketing strategy);

•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;

•	availability of qualified personnel;

•
the timing of conversions of subordinated performance units in our operating partnership and subsidiaries of our operating partnership into OP units in our operating partnership, the conversion ratio in effect at such time and the impact of such convertibility on our diluted earnings (loss) per share;

•	the risks of investing through joint ventures, including whether the anticipated benefits from a joint venture are realized or may take longer to realize than expected;

•	estimates relating to our ability to make distributions to our shareholders in the future; and

•	our understanding of our competition.
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
Overview
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and qualify to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership, a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas throughout the United States.
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
Our PROs
The Company had seven PROs as of September 30, 2016: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, and Hide Away. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of September 30, 2016, we owned a geographically diversified portfolio of 352 self storage properties, located in 19 states, comprising approximately 21.0 million rentable square feet, configured in approximately 168,000 storage units. Of these properties, 235 were acquired by us from our PROs and 117 were acquired by us from third-party sellers.
During the nine months ended September 30, 2016, we acquired 76 self storage properties with an aggregate fair value of $493.7 million, comprising approximately 5.2 million rentable square feet, configured in approximately 45,000 storage units. Of these acquisitions, 21 were acquired by us from our PROs and 55 were acquired by us from third-party sellers.
From October 1, 2016 through November 1, 2016, we acquired two self storage properties for approximately $16.9 million, comprising approximately 0.1 million rentable square feet, configured in approximately 827 storage units. Of these acquisitions, one was acquired by us from a PRO and one was acquired by us from a third-party seller.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 76 self storage properties during the nine months ended September 30, 2016 and 58 self storage properties during the year ended December 31, 2015. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated for the entirety of the applicable periods presented, excluding any properties we sold or where we completed a storage space expansion which caused the property's year-over-year operating results to no longer be comparable. As of September 30, 2016, our same store portfolio consisted of 222 self storage properties. We owned 130 self storage properties that did not yet meet the same store portfolio criteria as of September 30, 2016, which included 129 self storage properties that we acquired subsequent to January 1, 2015 and a property we expanded during 2015 which caused the property's year-over-year operating results to no longer be comparable.
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
Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015
Net income was $7.9 million for the three months ended September 30, 2016, compared to $2.1 million for the three months ended September 30, 2015, an increase of $5.8 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 92 self storage properties acquired between October 1, 2015 and September 30, 2016, same store NOI growth and reductions to acquisition costs, partially offset by increases in depreciation and amortization and interest expense. For a description of NOI, see "Non-GAAP Financial measures – NOI".

The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 (dollars in thousands):

	Three Months Ended September 30,
	2016	2015	Change
Rental revenue
Same store portfolio	$31,975	$29,798	$2,177
Non-Same store portfolio	19,288	4,802	14,486
Total rental revenue	51,263	34,600	16,663
Other property-related revenue
Same store portfolio	989	940	49
Non-Same store portfolio	697	138	559
Total other property-related revenue	1,686	1,078	608
Total revenue	52,949	35,678	17,271
Property operating expenses
Same store portfolio	10,432	10,164	268
Non-Same store portfolio	6,898	1,836	5,062
Total property operating expenses	17,330	12,000	5,330
General and administrative expenses	5,259	4,056	1,203
Depreciation and amortization	14,319	10,341	3,978
Total operating expenses	36,908	26,397	10,511
Income from operations	16,041	9,281	6,760
Other (income) expense
Interest expense	6,265	4,246	2,019
Acquisition costs	1,737	2,874	(1,137)
Non-operating expense	95	52	43
Other (income) expense	8,097	7,172	925
Net income	7,944	2,109	5,835
Net (income) loss attributable to noncontrolling interests	(7,955)	2,263	(10,218)
Net (loss) income attributable to National Storage Affiliates Trust	$(11)	$4,372	$(4,383)

Total Revenue
Our total revenue increased by $17.3 million, or 48.4%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase was primarily attributable to incremental revenue from 92 self storage properties we acquired between October 1, 2015 and September 30, 2016, increased market rates and fees, regular rental increases for in-place tenants, and an increase in total portfolio average occupancy from 89.9% to 91.0%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $16.7 million, or 48.2%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. The increase in rental revenue was due to a $14.5 million increase in non-same store revenue which was primarily attributable to incremental rental revenue of $9.8 million from 58 self storage properties acquired between October 1, 2015 and June 30, 2016, and $3.2 million from 34 self storage properties acquired during the three months ended September 30, 2016. Same store portfolio rental revenues increased $2.2 million, or 7.3%, due to a 6.1% increase, from $10.74 to $11.39, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by a combination of increased contractual lease rates and fees, and a 120 basis point increase in same store average occupancy from 90.2% to 91.4%.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.6 million, or 56.4%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This increase resulted from a $0.6 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.3 million from 58 self storage properties acquired between October 1, 2015 and June 30, 2016 and $0.1 million from 34 self storage properties acquired during the three months ended September 30, 2016.
Total Operating Expenses
Total operating expenses for the three months ended September 30, 2016 were $36.9 million compared to $26.4 million for the three months ended September 30, 2015, an increase of $10.5 million, or 39.8%. As discussed below, this change was primarily due to an increase of $5.3 million in property operating expenses, $1.2 million in general and administrative expenses, and $4.0 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $17.3 million for the three months ended September 30, 2016 compared to $12.0 million for the three months ended September 30, 2015, an increase of $5.3 million, or 44.4%. This increase resulted from a $5.1 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $3.6 million from 58 self storage properties acquired between October 1, 2015 and June 30, 2016 and $1.3 million from 34 self storage properties acquired during the three months ended September 30, 2016. In addition, same store portfolio property operating expenses increased $0.3 million, or 2.6%, due to increases in property taxes and bad debt expense, partially offset by decreases in advertising and maintenance expenses.
General and Administrative Expenses
General and administrative expenses increased $1.2 million, or 29.7%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $1.0 million primarily as a result of incremental fees related to the 92 properties we acquired from October 1, 2015 to September 30, 2016, $0.1 million of salaries and benefits and $0.1 million of professional fees.
Depreciation and Amortization
Depreciation and amortization increased $4.0 million, or 38.5%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This increase was primarily attributable to incremental depreciation expense of $2.6 million from 58 self storage properties acquired between October 1, 2015 and June 30, 2016, and $0.6 million from 34 self storage properties acquired during the three months ended September 30, 2016. In addition, amortization of customer in-place leases increased $0.3 million from $2.9 million for the three months ended September 30, 2015 to $3.2 million for the three months ended September 30, 2016. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of September 30, 2016, the unamortized balance of customer in-place leases totaled $7.8 million.
Interest Expense
Interest expense increased $2.0 million, or 47.6%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase in interest expense was primarily attributable to the assumption of fixed-rate mortgages in connection with self storage property acquisitions and increases in outstanding borrowings, partially offset by a $0.1 million decrease in amortization of debt issuance costs.
Acquisition Costs
Acquisition costs decreased $1.1 million, or 39.6%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This decrease was primarily due to a decrease in legal and consulting fees and other costs incurred to identify, qualify, and close on the acquisition of properties with our PROs and other parties.

Net Income (Loss) Attributable to Noncontrolling Interests
We allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $8.0 million for the three months ended September 30, 2016, compared to a net loss of $2.3 million for the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
Net income was $18.8 million for the nine months ended September 30, 2016, compared to net loss of $0.6 million for the nine months ended September 30, 2015, an increase of $19.4 million. The increase was primarily due to an increase in NOI resulting from an additional 92 self storage properties acquired between October 1, 2015 and September 30, 2016, same store NOI growth and reductions in loss on early extinguishment of debt, partially offset by increases in depreciation and amortization, general and administrative expenses, interest expense and acquisition costs.
The following table illustrates the changes in rental revenue, other property-related revenue, property operating expenses, and other expenses for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Rental revenue
Same store portfolio	$92,400	$85,259	$7,141
Non-Same store portfolio	43,148	7,391	35,757
Total rental revenue	135,548	92,650	42,898
Other property-related revenue
Same store portfolio	2,851	2,751	100
Non-Same store portfolio	1,483	218	1,265
Total other property-related revenue	4,334	2,969	1,365
Total revenue	139,882	95,619	44,263
Property operating expenses
Same store portfolio	30,792	29,674	1,118
Non-Same store portfolio	15,272	2,994	12,278
Total property operating expenses	46,064	32,668	13,396
General and administrative expenses	14,431	11,856	2,575
Depreciation and amortization	38,299	30,192	8,107
Total operating expenses	98,794	74,716	24,078
Income from operations	41,088	20,903	20,185
Other (income) expense
Interest expense	17,050	16,052	998
Loss on early extinguishment of debt	136	914	(778)
Acquisition costs	4,733	4,192	541
Organizational and offering expenses	—	58	(58)
Non-operating expense	378	256	122
Other (income) expense	22,297	21,472	825
Net income (loss)	18,791	(569)	19,360
Net (income) loss attributable to noncontrolling interests	(9,222)	8,405	(17,627)

	Nine Months Ended September 30,
	2016	2015	Change
Net income attributable to National Storage Affiliates Trust	$9,569	$7,836	$1,733

Total Revenue
Our total revenue increased by $44.3 million, or 46.3%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase was primarily attributable to incremental rental revenue from 92 self storage properties we acquired between October 1, 2015 and September 30, 2016, an increase in average total portfolio occupancy from 87.6% to 90.0%, increased market rates and fees, and regular rental increases for in-place tenants.
Rental Revenue
Rental revenue increased by $42.9 million, or 46.3%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. The increase in rental revenue was primarily due to a $35.8 million increase in non-same store rental revenue which was attributable to incremental rental revenue of $6.3 million from 16 self storage properties acquired between October 1, 2015 and December 31, 2015, and $18.8 million from 76 self storage properties acquired during the nine months ended September 30, 2016. Same store portfolio rental revenues increased $7.1 million, or 8.4%, due to a 4.6% increase in same store rental rental revenue per occupied square foot from $10.59 to $11.08, driven primarily by a combination of increased contractual lease rates and fees, and a 290 basis point increase in average occupancy from 87.5% to 90.4%.
Other Property-Related Revenue
Other property-related revenue increased by $1.4 million, or 46.0%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015. This increase primarily resulted from a $1.3 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.2 million from 16 self storage properties acquired between October 1, 2015 and December 31, 2015, and $0.6 million from 76 self storage properties acquired during the nine months ended September 30, 2016.
Total Operating Expenses
Total operating expenses increased $24.1 million, or 32.2%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. As discussed below, this change was primarily due to an increase of $13.4 million in property operating expenses, $2.6 million in general and administrative expenses, and $8.1 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses increased $13.4 million, or 41.0%, for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. This increase resulted from a $12.3 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $2.1 million from 16 self storage properties acquired between October 1, 2015 and December 31, 2015, and $7.1 million from 76 self storage properties acquired during the nine months ended September 30, 2016. In addition, same store portfolio property operating expenses increased $1.1 million, or 3.8%, due to increases in personnel and related costs, bad debt expense and property taxes, partially offset by decreases in maintenance expenses and utilities.
General and Administrative Expenses
General and administrative expenses increased $2.6 million, or 21.7%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $2.4 million,  $0.3 million in salaries and benefits and $0.1 million in costs associated with periodic SEC reporting and other compliance matters. These increases were partially offset by a $0.5 million decrease in equity-based compensation expense.

Depreciation and Amortization
Depreciation and amortization increased $8.1 million, or 26.9%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. This increase was attributable to incremental depreciation expense of $1.6 million from 16 self storage properties acquired between October 1, 2015 and December 31, 2015, and $4.8 million from 76 self storage properties acquired during the nine months ended September 30, 2016. In addition, amortization of customer in-place leases decreased $1.5 million from $9.8 million for the nine months ended September 30, 2015 to $8.3 million for the nine months ended September 30, 2016, partially offsetting the increase in depreciation expense.
Interest Expense
Interest expense increased $1.0 million, or 6.2%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in interest expense was primarily due to increases in outstanding borrowings, partially offset by a $0.6 million decrease in amortization of debt issue costs and a $0.3 million increase in amortization of debt premiums.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.8 million, or 85.1%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. During the nine months ended September 30, 2016, in connection with the amendment to our credit facility, one of the lenders that was included in the syndicated group of lenders prior to the amendment is no longer a participating lender following the amendment, which constitutes an extinguishment of debt for accounting purposes. As a result, we wrote off $0.1 million of unamortized debt issuance costs, which is the amount attributed to the entity no longer included in the lender syndicate. Loss on early extinguishment of debt during the nine months ended September 30, 2015 relates to the payoff of several debt instruments in connection with our initial public offering.
Acquisition Costs
Acquisition costs increased $0.5 million, or 12.9%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. This increase was primarily due to an increase in consulting fees and other costs incurred to identify, qualify, and close on the acquisition of a larger volume of properties with our PROs and other parties during nine months ended September 30, 2016.
Net Loss Attributable to Noncontrolling Interests
We allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $9.2 million for the nine months ended September 30, 2016, compared to a net loss of $8.4 million for the nine months ended September 30, 2015. We did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering. As a result, all of the operating partnership's profits and losses for the period from January 1, 2015 to April 28, 2015 were allocated to noncontrolling interests.

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
Management uses FFO and Core FFO as key performance indicators in evaluating the operations of our properties. Given the nature of our business as a real estate owner and operator, we consider FFO and Core FFO as key supplemental measures of our operating performance that are not specifically defined by GAAP. We believe that FFO and Core FFO are useful to management and investors as a starting point in measuring our operational performance because FFO and Core FFO exclude various items included in net income (loss) that do not relate to or are not indicative of our operating performance such as gains (or losses) from sales of self storage properties and depreciation, which can make periodic and peer analyses of operating performance more difficult. Our computation of FFO and Core FFO may not be comparable to FFO reported by other REITs or real estate companies.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and nine months ended September 30, 2016 and 2015 (in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$7,944	$2,109	$18,791	$(569)
Add (subtract):
Real estate depreciation and amortization	14,117	10,248	37,831	29,943
FFO attributable to subordinated performance unitholders (1)	(5,551)	(3,898)	(16,044)	(10,317)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	16,510	8,459	40,578	19,057
Add:
Acquisition costs	1,737	2,874	4,733	4,192
Organizational and offering expenses	—	—	—	58
Loss on early extinguishment of debt	—	—	136	914
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$18,247	$11,333	$45,447	$24,221

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	35,080	23,000	27,084	12,924
Weighted average restricted common shares outstanding	19	17	18	6
Weighted average OP units outstanding	24,310	21,109	23,761	20,181
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,432	1,835	1,411
Weighted average LTIP units outstanding(3)	2,556	2,243	2,523	1,273
Total weighted average shares and units outstanding - FFO and Core FFO	63,800	47,801	55,221	35,795

FFO per share and unit	$0.26	$0.18	$0.73	$0.53
Core FFO per share and unit	$0.29	$0.24	$0.82	$0.68

(1) Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2) NSA combines OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in the Company's operating partnership are redeemable for cash or, at NSA's option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at NSA's option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. Subordinated performance units, DownREIT subordinated performance units, and LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). See footnote(1) in the following table for additional discussion of subordinated performance units, DownREIT subordinated performance units, and LTIP units in the calculation of FFO and Core FFO per share and unit.

(3) LTIP units have been excluded from the calculations of weighted average shares and units outstanding prior to April 28, 2015 because such units did not participate in distributions prior to the Company’s initial public offering.

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Earnings (loss) per share - diluted	$—	$0.03	$0.25	$0.06
Impact of the difference in weighted average number of shares(1)	—	0.01	0.09	—
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.13	—	—	(0.08)
Add real estate depreciation and amortization	0.22	0.22	0.68	0.84
FFO attributable to subordinated performance unitholders	(0.09)	(0.08)	(0.29)	(0.29)
FFO per share and unit	0.26	0.18	0.73	0.53
Add acquisition costs, organizational and offering expenses, and loss on early extinguishment of debt	0.03	0.06	0.09	0.15
Core FFO per share and unit	$0.29	$0.24	$0.82	$0.68

(1) Adjustment accounts for the difference between the weighted average number of shares used to calculate diluted earnings per share and the weighted average number of shares used to calculate FFO and Core FFO per share and unit. Diluted earnings per share is calculated using the two-class method for the company's restricted common shares, the treasury stock method for certain unvested LTIP units, and includes the assumption of a hypothetical conversion of subordinated performance units and DownREIT subordinated performance units into OP units, even though such units may only be convertible into OP units (i) after a lock-out period and (ii) upon certain events or conditions. For additional information about the conversion of subordinated performance units, DownREIT subordinated performance units and LTIP units into OP units, see Note 8 in Item 1. The computation of weighted average shares and units for FFO and Core FFO per share and unit includes all restricted common shares and LTIP units that participate in distributions and excludes all subordinated performance units and DownREIT subordinated performance units because their effect has been accounted for through the allocation of FFO to the related unitholders based on distributions declared.

(2) Represents the effect of adjusting the numerator to consolidated net income (loss) prior to GAAP allocations for noncontrolling interests and the application of the two-class method and treasury stock method, as described in footnote (1).

NOI
We define NOI as net income (loss), as determined under GAAP, plus general and administrative expenses, depreciation and amortization, interest expense, loss on early extinguishment of debt, acquisition costs, organizational and offering expenses, impairment of long-lived assets, losses on the sale of properties and non-operating expense and by subtracting gains on sale of properties, debt forgiveness, and non-operating income. NOI is not a measure of performance calculated in accordance with GAAP.
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

There are material limitations to using a non-GAAP measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income (loss). We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, income from operations and net loss.
The following table presents a reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$7,944	$2,109	$18,791	$(569)
Add:
General and administrative expenses	5,259	4,056	14,431	11,856
Depreciation and amortization	14,319	10,341	38,299	30,192
Interest expense	6,265	4,246	17,050	16,052
Loss on early extinguishment of debt	—	—	136	914
Acquisition costs	1,737	2,874	4,733	4,192
Organizational and offering expenses	—	—	—	58
Non-operating expense	95	52	378	256
Net Operating Income	$35,619	$23,678	$93,818	$62,951

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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$7,944	$2,109	$18,791	$(569)
Add:
Depreciation and amortization	14,319	10,341	38,299	30,192
Interest expense	6,265	4,246	17,050	16,052
Loss on early extinguishment of debt	—	—	136	914
EBITDA	28,528	16,696	74,276	46,589
Add:
Acquisition costs	1,737	2,874	4,733	4,192
Organizational and offering expenses	—	—	—	58
Equity-based compensation expense(1)	685	654	1,913	2,375
Adjusted EBITDA	$30,950	$20,224	$80,922	$53,214

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
As of September 30, 2016, $225.0 million was outstanding under the Term Loan A with an effective interest rate of 2.61%, $100.0 million was outstanding under the Term Loan B with an effective interest rate of 3.15%, and $85.5 million was outstanding under the Revolver with an effective interest rate of 1.93%. As of September 30, 2016, we would have had the capacity to borrow the full remaining Revolver commitments of $264.5 million while remaining in compliance with the Facilities' financial covenants as described in Note 6 in Item 1.
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
As discussed in Note 6 in Item 1, on June 30, 2016, we entered into a credit agreement with a syndicated group of lenders to make available a Term Loan Facility in an aggregate amount of $100.0 million with an effective interest rate of 3.08% as of September 30, 2016. The Term Loan Facility is expected to mature in June 2023. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date. We have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million. We are required to comply with the same financial, customary affirmative and negative covenants under the Term Loan Facility as we are with the Facilities.
As discussed in Note 12 in Item 1, on October 11, 2016, we entered into open market sales agreements with four agents, pursuant to which we may sell from time to time up to $200 million of our common shares in sales deemed to be "at the market offerings." We may offer the common shares through the agents, as sales agents, or to the agents, acting as principals by means of, among others, ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.
We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, as a new public company, we cannot assure you that this will be the case.
At September 30, 2016, we had $11.5 million in cash and cash equivalents and $4.6 million of restricted cash, an increase in cash and cash equivalents of $4.8 million and an increase in restricted cash of $1.9 million from December 31, 2015. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 1 of this report.
Cash Flows From Operating Activities
Cash provided by our operating activities was $66.9 million for the nine months ended September 30, 2016 compared to $37.6 million for the nine months ended September 30, 2015, an increase of $29.3 million. Our operating cash flow increased primarily due to the 16 self storage properties that were acquired between October 1, 2015 and December 31, 2015 that generated cash flow for the entire nine months ended September 30, 2016, and an additional 76 self storage properties acquired during the nine months ended September 30, 2016. Because these 92 self storage properties were acquired after September 30, 2015, our operating results for the nine months ended September 30, 2015 were not impacted by them. The increase in our operating cash flows from these acquisitions was partially offset by higher cash payments for interest, general and administrative expenses and acquisition costs.
Cash Flows From Investing Activities
Cash used in investing activities was $343.1 million for the nine months ended September 30, 2016 compared to $138.5 million for the nine months ended September 30, 2015. The primary uses of cash for the nine months ended September 30, 2016 were for our acquisition of 76 self storage properties for cash consideration of $323.8 million, capital expenditures of $8.5 million, investment in a newly formed Joint Venture of $4.9 million, and deposits for potential acquisitions of $5.4 million. The primary uses of cash for the nine months ended September 30, 2015 were for our acquisition of 42 self storage properties for cash consideration of $132.2 million and capital expenditures of $3.0 million.
Capital expenditures totaled $8.5 million and $3.0 million during the nine months ended September 30, 2016 and 2015, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2016	2015
Recurring capital expenditures	$2,442	$1,649
Revenue enhancing capital expenditures	2,315	703
Acquisitions capital expenditures	3,982	544
Total capital expenditures	8,739	2,896
Change in accrued capital spending	(261)	89
Capital expenditures per statement of cash flows	$8,478	$2,985

Cash Flows From Financing Activities
Cash provided by our financing activities was $281.0 million for the nine months ended September 30, 2016 compared to cash provided by our financing activities of $98.7 million for the nine months ended September 30, 2015. Our sources of financing cash flows for the nine months ended September 30, 2016 primarily consisted of $237.5 million of proceeds from the completion of our follow-on common share offering, as discussed further below, $398.5 million of borrowings under our credit facility and $100.0 million of borrowings under our Term Loan Facility. Our primary uses of financing cash flows for the nine months ended September 30, 2016 were for principal payments on existing debt of $401.2 million (which included $376.0 million of principal repayments under the Revolver, $22.0 million of fixed rate mortgage principal payoffs and $3.2 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $33.4 million, and distributions to common shareholders of $17.6 million. Our sources of financing cash flows for the nine months ended September 30, 2015 primarily consisted of $278.1 million of proceeds from the completion of our initial public offering and $173.9 million of borrowings under our credit facility. Our primary uses of financing cash flows for the nine months ended September 30, 2015 were for principal payments on existing debt of $324.2 million and distributions to limited partners of our operating partnership of $20.1 million.
As discussed in Note 1 to the condensed consolidated financial statements in Item 1, during the nine months ended September 30, 2016, we completed a follow-on public offering of 12,046,250 of our common shares, which included 1,571,250 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a price of $20.75 per share. The Company received net proceeds of $237.5 million, after deducting the underwriting discount and additional expenses associated with the offering.
In connection with the 76 properties acquired during the nine months ended September 30, 2016, we issued OP equity of $104.9 million (consisting of 3,499,542 OP units, 1,708,660 subordinated performance units and the vesting of 34,100 LTIP units previously issued), assumed mortgage with balances of $61.6 million ($12.2 million of which were subsequently repaid during the nine months ended September 30, 2016), and paid cash of $324.5 million.
On August 25, 2016, our board of trustees declared a cash dividend and distribution, respectively, of $0.22 per common share and OP unit. Such distributions were paid on September 30, 2016 to shareholders and OP unitholders of record as of September 15, 2016. On September 14, 2016, our board of trustees declared cash distributions of $5.6 million, in the aggregate, to subordinated performance unitholders of record as of September 15, 2016. Such distributions were paid on September 30, 2016.
During the nine months ended September 30, 2016, after receiving notices of redemption from certain holders of OP units, we elected to issue 845,780 common shares to such holders in exchange for 845,780 OP units in satisfaction of the operating partnership's redemption obligations.
On October 4, 2016, our Joint Venture completed its acquisition of the 66 property JV Portfolio. We invested approximately $80 million in the Joint Venture in exchange for a 25% ownership interest and separately, through certain newly formed subsidiaries, acquired a property management platform related to the JV Portfolio, including a property management company, a captive insurance company, and related intellectual property for $20 million.

During October 2016, we sold 1,500,000 of our common shares through the ATM program. The common shares were sold at an average offering price of $19.50 per share, resulting in net proceeds to us of approximately $28.9 million after deducting the underwriting discount. We used the net proceeds for general corporate purposes, including the repayment of outstanding indebtedness and to fund acquisitions and investments.
From October 1, 2016 through November 1, 2016, we acquired two self storage properties for approximately $16.9 million. Consideration for these acquisitions included approximately $10.6 million of cash, OP equity of approximately $6.0 million (consisting of the issuance of 308,345 OP Units) and the assumption of $0.3 million of other working capital liabilities.
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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of September 30, 2016, our operating partnership had an aggregate of $898.1 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of September 30, 2016, an aggregate of $178.9 million of such unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Thereafter, any additional capital transaction proceeds are equally allocated to holders of OP units and the applicable series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of September 30, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of September 30, 2016, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
As of September 30, 2016, we had $85.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $0.9 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016 under the heading Item 1A. "Risk Factors" beginning on page 13, which is accessible on the SEC's website at www.sec.gov. During the nine months ended September 30, 2016, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 10, 2016.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2016, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 639,378 common shares to satisfy redemption requests from certain limited partners.
On September 20, 2016, the operating partnership issued 77,781 OP units as partial consideration for the acquisition of one self storage property from an unrelated third party.
On October 11, 2016, the operating partnership issued 152,665 OP units as partial consideration for the acquisition of one self storage property from an unrelated third party.
On November 1, 2016, the operating partnership issued, respectively, 93,316 OP units to two unrelated third parties and 62,364 OP Units to A.D. Nordhagen, LLC, an affiliate of SecurCare Self Storage, Inc., one of the Company's existing PROs and an affiliate of Arlen D. Nordhagen, the Company's president, chief executive officer and chairman, as partial consideration for the acquisition of one self storage property.
Following a specified lock up period after the respective dates of issuance set forth above, the OP units issued by the operating partnership may be redeemed from time to time by holders for a cash amount per OP unit equal to the market value of an equivalent number of common shares of the Company. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of its operating partnership described above by issuing one common share in exchange for each OP unit tendered for redemption. The Company has elected to report early the private placement of its common shares that may occur if the Company elects to assume the redemption obligation of its operating partnership as described above in the event that OP units are in the future tendered for redemption.
As of November 4, 2016, other than those OP units held by the Company, after reflecting the transactions described herein, 29,137,907 OP units of its operating partnership were outstanding (including 1,552,905 outstanding LTIP units in the operating partnership and 1,834,786 outstanding OP units ("DownREIT OP units") in certain consolidated subsi diaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions). These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016, tagged in XBRL: ((i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: November 4, 2016