Form 10-K
period 2016-12-31
National Storage Affiliates Trust
filed 2017-02-28
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $484.0 million as of June 30, 2016. As of February 27, 2017, 43,259,875 common shares of beneficial interest, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference
Portions of National Storage Affiliates Trust's definitive proxy statement to be issued in conjunction with National Storage Affiliates Trust's annual meeting of shareholders to be held May 25, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This Annual Report on Form 10-K of National Storage Affiliates Trust includes the results of operations and financial condition of National Storage Affiliates Trust and its consolidated subsidiaries (the "Company", "NSA," "we," "our", and "us") prior to the completion of the Company's initial public offering on April 28, 2015 and certain of its formation transactions, which occurred on or subsequent to April 28, 2015. As a result, the consolidated financial statements included in this report are not necessarily indicative of subsequent results of operations, cash flows or financial position of the Company.

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
Statements regarding the following subjects, among others, may be forward-looking:

•	market trends in our industry, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	the acquisition of properties, including the ability of our acquisitions to achieve underwritten capitalization rates and our ability to execute on our acquisition pipeline;

•	the timing of acquisitions;

•	our relationships with, and our ability and timing to attract additional, participating regional operators ("PROs");

•	our ability to effectively align the interests of our PROs with us and our shareholders;

•	the integration of our PROs and their managed portfolios into the Company, including into our financial and operational reporting infrastructure and internal control framework;

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

•	the state of the U.S. economy generally or in specific geographic regions, states or municipalities;

•	economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets;

•	projected capital expenditures;

•	the impact of technology on our products, operations, and business;

•	the implementation of our technology and best practices programs (including our ability to effectively implement our integrated Internet marketing strategy);

•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to continue to qualify and maintain our qualification as a real estate investment trust for U.S. federal income tax purposes ("REIT");

•	availability of qualified personnel;

•
the timing of conversions of each series of Class B common units of limited partner interest ("subordinated performance units") in NSA OP, LP (our "operating partnership") and subsidiaries of our operating partnership into Class A common units of limited partner interest ("OP units") in our operating partnership, the conversion ratio in effect at such time and the impact of such convertibility on our diluted earnings (loss) per share;

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
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2016, we held ownership interests in and operated a geographically diversified portfolio of 448 self storage properties, located in 23 states, comprising approximately 27.6 million rentable square feet, configured in approximately 220,000 storage units. According to the 2017 Self-Storage Almanac, we are the sixth largest owner and operator of self storage properties in the United States based on number of properties, self storage units, and rentable square footage. We completed our initial public offering in the second quarter 2015 and our common shares are listed on the New York Stock Exchange under the symbol "NSA."
Our chairman and chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our participating regional operators ("PROs"), with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' "managed portfolios", which means, with respect to each PRO, the portfolio of properties that such PRO manages on our behalf. A key component of this strategy is to capitalize on the local market expertise and knowledge of regional self storage operators by maintaining the continuity of their roles as property managers.
We believe that our structure creates the right financial incentives to accomplish these objectives. We require our PROs to exchange the self storage properties they contribute to the Company for a combination of OP units and subordinated performance units in our operating partnership or subsidiaries of our operating partnership that issue units intended to be economically equivalent to the OP units and subordinated performance units issued by our operating partnership ("DownREIT partnerships"). OP units, which are economically equivalent to our common shares, create alignment with the performance of the Company as a whole. Subordinated performance units, which are linked to the performance of specific managed portfolios, incentivize our PROs to drive operating performance and support the sustainability of the operating cash flow generated by the self storage properties that they manage on our behalf. Because subordinated performance unit holders receive distributions only after portfolio-specific minimum performance thresholds are satisfied, subordinated performance units play a key role in aligning the interests of our PROs with us and our shareholders. Our structure thus offers PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. We believe our structure provides us with a competitive growth advantage over self storage companies that do not offer property owners the ability to participate in the performance and potential future growth of their managed portfolios.
We believe that our national platform has significant potential for continued external and internal growth. We seek to further expand our platform by continuing to recruit additional established self storage operators as well as opportunistically partnering with institutional funds and other institutional investors in strategic joint venture arrangements while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. We are currently engaged in preliminary discussions with additional self storage operators and believe that we could add one to three additional PROs annually over the next three to five years. These additional operators will enhance our existing geographic footprint and allow us to enter regional markets in which we currently have limited or no market share.
Our PROs
The Company had seven PROs as of December 31, 2016: SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), and Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"). In February 2017, we entered into definitive agreements with an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini") of Orlando, Florida, to add Personal Mini as the Company's eighth PRO, including a facilities portfolio management agreement with the Company and Personal Mini's key persons which is substantially similar to the facilities portfolio management agreement entered into by the Company and each of its other PROs and their key persons. To capitalize on their recognized and established local brands, our PROs continue to function as property managers for their managed portfolios under their existing brands (which include various brands in addition to those discussed below). Over the long-run, we may seek to brand or co-brand each location as part of NSA.

•
SecurCare, which is headquartered in Lone Tree, Colorado, has been operating since 1988 and is one of our PROs responsible for covering the west, mountain, midwest and southeast regions. SecurCare provided property management services to 185 of our properties located in California, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina and Texas as of December 31, 2016. SecurCare is currently managed by David Cramer, who has worked in the self storage industry for more than 18 years.

•
Northwest, which is headquartered in Portland, Oregon, is our PRO responsible for covering the northwest region. Northwest provided property management services to 69 of our properties located in Oregon and Washington as of December 31, 2016. In January 2017, we acquired two additional properties in Oregon and Washington that Northwest will manage. Northwest is run by Kevin Howard, who founded the company over 30 years ago and is recognized in the industry for his successful track record as a self storage specialist in the areas of design and development, operations and property management, consultation, and brokerage.

•
Optivest, which is based in Dana Point, California, is one of our PROs responsible for covering New Hampshire and the southwest region. Optivest managed 39 of our properties located in Arizona, California, Nevada, New Hampshire, New Mexico and Texas as of December 31, 2016. Optivest is run by its co-founder, Warren Allan, who has more than 25 years of financial and operational management experience in the self storage industry and is recognized as a self storage acquisition and development specialist.

•
Guardian, which is based in Irvine, California, is one of our PROs responsible for covering portions of the southern California region and the Arizona market. Guardian managed 48 of our properties located in California and Arizona as of December 31, 2016. This operator is led by John Minar, who has over 30 years of self storage acquisition and operational management experience. Mr. Minar brings close to 40 years of real estate acquisition, rehabilitation, ownership, operations and development experience to the Company.

•
Move It, which is based in Dallas, Texas, is one of our PROs responsible for covering certain portions of the Texas and southeast markets. Move It provided property management services to 22 of our properties located in Alabama, Louisiana, Mississippi and Texas as of December 31, 2016. In February 2017, we acquired one additional property in Texas that Move It will manage. This operator is led by its founder, Tracy Taylor, who has more than 40 years of experience in self storage development, acquisition and management, and is currently on the board of directors for the Large Owners Council of the Self Storage Association and is a former Chairman of the national Self Storage Association.

•
Storage Solutions, based in Chandler, Arizona, is our PRO responsible for covering most of the Arizona market. Storage Solutions managed four of our properties in Arizona as of December 31, 2016. In February 2017, we acquired one additional property in Arizona that Storage Solutions will manage. This operator is led by its founder, Bill Bohannan, who is one of the largest operators in Phoenix and has more than 35 years of self storage acquisition, development and management experience. Mr. Bohannan is recognized in the industry as a self storage acquisition, development and management specialist.

•
Hide-Away is our PRO responsible for covering the western Florida market. Based in Sarasota, Florida, Hide-Away managed 15 of our properties in western Florida as of December 31, 2016. In January 2017, we acquired one additional property in Florida that Hide-Away will manage.This operator is led by its founder, Steve Wilson, one of the early developers of the self storage business, who has served for more than 35 years as the President of Hide-Away and its related entities, and is a former Chairman of the national Self-Storage Association.

•
Personal Mini is our PRO responsible for covering portions of the central Florida market. Based in Orlando, Florida, Personal Mini is expected to manage five of our properties in central Florida. This operator is led by Marc Smith, an active self storage investor who has been involved in all facets of the self storage business. Mr. Smith is currently completing a six-year term on the national Self Storage Association board, where he served as Chairman of the board in 2016. Mr. Smith also previously served as president of the Southeast Region of the Self Storage Association.

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
Our Joint Venture
In September 2016, we entered into an agreement to form an unconsolidated real estate venture (the "Joint Venture") with a state pension fund (the "JV Investor") advised by Heitman Capital Management LLC to acquire and operate the "iStorage" facilities portfolio (the "JV Portfolio") for an aggregate consideration of approximately $630 million. The JV Portfolio consists of 66 properties containing approximately 4.5 million rentable square feet, configured in approximately 36,000 storage units and located across 12 states. Separately, we also agreed to acquire the property management platform related to the JV Portfolio, including a property management company, a captive insurance company, and related intellectual property for approximately $20 million.
On October 4, 2016, the Joint Venture completed its acquisition of the JV Portfolio and we completed our acquisition of the property management platform. The Joint Venture was financed with approximately $320 million in equity (an investment of approximately $80 million from the Company in exchange for a 25% ownership interest and approximately $240 million from the JV Investor in exchange for a 75% ownership interest) with the balance of the consideration funded using proceeds from a new debt financing by the Joint Venture. Both the Company and the JV Investor have also committed to fund up to $100 million of additional equity to fund future acquisitions by the Joint Venture.

The following is a summary of the properties acquired in the unconsolidated JV Portfolio (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
Florida	21	11,485	1,331,745	$232,612
Alabama	11	4,032	591,030	61,450
New Jersey	10	7,520	925,410	124,849
California	9	5,832	802,176	95,952
Other(1)	15	6,704	868,607	115,137
Total(2)	66	35,573	4,518,968	$630,000

(1) Other states in the unconsolidated real estate venture include Arizona, Georgia, New Mexico, Nevada, Pennsylvania, Ohio, Texas and Virginia.
(2) The Company holds a 25% ownership interest in the unconsolidated JV Portfolio.
Acquisition and Disposition Activity
We acquired 107 consolidated self storage properties during the year ended December 31, 2016, and 58 consolidated self storage properties during the year ended December 31, 2015. We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that are less sensitive to the fluctuations of the general economy. A complete listing of, and additional information about, our self storage properties is included in Item 2 of this Report.
The following is a summary of our 2016 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
2016 Acquisitions:
California(1)	31	19,034	2,325,969	$228,656
Florida	20	16,090	1,461,564	197,966
Indiana	14	7,854	1,009,695	79,885
Ohio	7	2,688	349,088	22,730
Louisiana	5	2,250	315,473	24,485
Oregon	5	2,219	299,162	34,553
New Hampshire	5	1,905	233,175	28,800
Oklahoma	4	1,678	252,690	20,999
Texas	3	1,501	192,886	11,400
Nevada	3	1,407	177,566	15,686
New Mexico	2	1,161	156,020	8,450
Arizona	2	1,100	146,400	17,100
Colorado	2	904	111,430	12,610
Georgia	2	683	111,929	8,847
Other(2)	2	1,226	173,187	9,204
Total	107	61,700	7,316,234	$721,371

(1) In December 2016, we sold to an unrelated third party one of the properties we acquired in California.
(2) Self storage properties in other states acquired during the year ended December 31, 2016 include Alabama and Mississippi.

The following is a summary of our 2015 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
2015 Acquisitions:
California	25	14,187	1,872,646	$159,802
North Carolina	11	5,288	681,528	58,233
Louisiana	5	2,192	298,710	16,500
Arizona	4	2,024	222,788	23,270
Texas	3	1,054	155,889	10,050
South Carolina	2	724	96,780	6,694
Georgia	2	607	95,873	8,050
Florida	2	696	80,556	4,912
Other(1)	4	1,698	204,420	25,495
Total	58	28,470	3,709,190	$313,006

(1) Self storage properties in other states acquired during the year ended December 31, 2015 include Kentucky, Oregon, New Hampshire, and Washington.
In December 2016, we sold to an unrelated party one of the self storage properties acquired as part of a larger portfolio of properties during the third quarter of 2016. The Company decided during the underwriting process to pursue the sale of certain properties following the portfolio acquisition. The gross sales price for the property sold was $4.9 million.
Our Competitive Strengths
We believe our unique PRO structure allows us to differentiate ourselves from other self storage operators, and the following competitive strengths enable us to effectively compete against our industry peers:
High Quality Properties in Key Growth Markets.    We held ownership interests in and operated a geographically diversified portfolio of 448 self storage properties, located in 23 states, comprising approximately 27.6 million rentable square feet, configured in approximately 220,000 storage units, as of December 31, 2016. Over 75% of our consolidated portfolio is located in the top 100 MSAs, based on our 2016 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
Differentiated, Growth-Oriented Strategy Focused on Established Operators.    We are a self storage REIT with a unique structure that supports our differentiated external growth strategy. Our structure appeals to operators who are looking for access to growth capital while maintaining an economic stake in the self storage properties that each manages on the Company's behalf. These attributes entice operators to join the Company rather than sell their properties for cash consideration. Our strategy is to attract operators who are confident in the future performance of their properties and desire to participate in the growth of the Company. We are focused on recruiting established operators across the United States with a history of efficient property management and a track record of successful acquisitions. Our structure and differentiated strategy have enabled us to build a substantial captive pipeline from existing operators as well as potentially create external growth from the recruitment of additional PROs.
Integrated Platform Utilizing Advanced Technology for Enhanced Operational Performance and Best Practices.    Our national platform allows us to capture cost savings through integration and centralization, thereby eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs. As compared to a stand-alone operator, our national platform has greater access to lower-cost capital, reduced Internet marketing costs per customer lead, discounted property insurance expense, and reduced overhead costs. In addition, the Company has sufficient scale for various centralized functions, including financial reporting, the operation of two call centers, expanding cell tower leasing, a national credit card processing program, marketing, information technology, legal support, and capital market functions, to achieve substantial cost savings over smaller, individual operators.
Our national platform utilizes advanced technology for our data warehouse program, Internet marketing (including through GoStorageUnits.com, which is owned by the Company), our centralized call center, financial and property analytic dashboards, revenue optimization analytics and expense management tools to enhance operational performance. These centralized programs, which are run through our Technology and Best Practices Group, are positively impacting our business performance, and we believe that they will continue to be a driver of organic growth going forward. We will utilize our Technology and Best Practices Group to help us benefit from the collective sharing of key operating strategies among our PROs in areas like human resource management, local marketing and operating procedures and building tenant insurance-related arrangements.
Aligned Incentive Structure with Shareholder Downside Protection.    Our structure promotes operator accountability as subordinated performance units issued to our PROs in exchange for the contribution of their properties are entitled to distributions only after those properties satisfy minimum performance thresholds. In the event of a material reduction in operating cash flow, distributions on our subordinated performance units will be reduced before or disproportionately to distributions on our common shares held by our common shareholders. In addition, we expect our PROs will generally co-invest subordinated equity in the form of subordinated performance units in each acquisition that they source from a third-party seller, and the value of these subordinated performance units will fluctuate with the performance of their managed portfolios. Therefore, our PROs are incentivized to select acquisitions that are expected to exceed minimum performance thresholds, thereby increasing the value of their subordinated equity stake. We expect that our shareholders will benefit from the higher levels of property performance that our PROs are incentivized to deliver.
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
Acquire Built-in Captive Pipeline of Target Properties from Existing PROs.    We have an attractive, high quality potential acquisition pipeline (our "captive pipeline") of over 120 self storage properties valued at nearly $1.0 billion that we anticipate will drive our future growth. We consider a property to be in our captive pipeline if it (i) is under a management service agreement with one of our PROS, (ii) meets our property quality criteria, and (iii) is either required to be offered to us under the applicable facilities portfolio management agreement or a PRO has a reasonable basis to believe that the controlling owner of the property intends to sell the property in the next seven years.
Our PROs have management service agreements with all of the properties in our captive pipeline and hold controlling and non-controlling ownership interests in some of these properties. With respect to each property in our captive pipeline in which a PRO holds a controlling ownership interest, such PRO has agreed that it will not transfer (or permit the transfer of, to the extent possible) any interest in such self storage property without first offering or causing to be offered (if permissible) such interest to us. In addition, upon maturity of the outstanding mortgage indebtedness encumbering such property, so long as occupancy is consistent with or exceeds average local market levels, which we determine in our sole discretion, such PRO has agreed to offer or cause to be offered (if permissible) such interest to us. With respect to captive pipeline properties in which our PROs have a non-controlling ownership interest or no ownership interest, each PRO has agreed to use commercially reasonable good faith efforts to facilitate our purchase of such property. We preserve the discretion to accept or reject any of the properties that our PROs are required to, or elect to, offer (or cause to be offered) to us.
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
Access Additional Off-Market Acquisition Opportunities.    Our PROs and their "on-the-ground" personnel have established an extensive network of industry relationships and contacts in their respective markets. Through these local connections, our PROs are able to access acquisition opportunities that are not publicly marketed or sold through auctions. Our structure incentivizes our PROs to source acquisitions in their markets from third-party sellers and consolidate these properties into the Company. Other public self storage companies generally have acquisition teams located at their central offices, which in many instances are far removed from regional and local markets. We believe our operators' networks and close familiarity with the other operators in their markets provide us clear competitive advantages in identifying and selecting attractive acquisition opportunities. Our PROs have sourced 145 acquisitions from third-party sellers comprising approximately 10.3 million rentable square feet as of December 31, 2016.
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
Strategic Joint Venture Arrangements.    We intend to continue to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. We intend to leverage the property management platform that we acquired during 2016 to provide property and asset management services for future strategic joint ventures, generating additional operating profits and third party fee income.
Our Financing Strategy
We expect to maintain a flexible approach in financing new property acquisitions. In general, we expect to fund our property acquisitions through a combination of borrowings under bank credit facilities (including term loans and revolving facilities), property-level debt, issuances of OP equity and public and private equity and debt issuances.
As of December 31, 2016, our unsecured credit facility provides for total borrowings of $725.0 million, consisting of three components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $225.0 million tranche A term loan facility (the "Term Loan A"), and (iii) a $100.0 million tranche B term loan facility (the "Term Loan B" and together with the Revolver and the Term Loan A, the "credit facility"). As of December 31, 2016, we had the entire amounts drawn on Term Loan A and Term Loan B and we had $246.5 million of outstanding borrowings under the Revolver, and the capacity to borrow an additional $143.6 million under the Revolver while remaining in compliance with the credit facility's financial covenants.
As discussed in Note 15 to the consolidated financial statements in Item 8, on February 8, 2017, we entered into a second increase agreement and amendment with a syndicated group of lenders to increase the total borrowing capacity under the credit facility by $170.0 million for a total credit facility of $895.0 million, which included entry into a new $105.0 million tranche C term loan facility (the "Term Loan C"). We continue to have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.0 billion. References to the "credit facility" include Term Loan C for all dates as of and after February 8, 2017.
During the year ended December 31, 2016, we also entered into a credit agreement with a syndicated group of lenders to make available a term loan facility (the "Term Loan Facility") that is separate from the credit facility in an aggregate amount of $100.0 million, which amount is currently outstanding. The Term Loan Facility matures in June 2023. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date. We have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million.

The credit facility and the Term Loan Facility each contain the same financial covenants and customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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

•	to avoid actual and perceived conflicts of interests between us and our PROs, certain decisions of our board of trustees must also be approved by a majority of our independent trustees;

•	at least two of our trustees qualify as an "audit committee financial expert" as defined by the SEC;

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
Under the Americans with Disabilities Act of 1990 ("the ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. For additional information on the ADA, see "Item 1A. Risk Factors—Risks Related to Our Business—Costs associated with complying with the ADA may result in unanticipated expenses."
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
Changes in any of the laws governing our conduct including proposed changes to the U.S. tax laws by the Trump administration, could have an adverse impact on our ability to conduct our business or could materially affect our financial position, operating income, expense or cash flow.
REIT Qualification
We have elected and we believe that we have qualified to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the "Code"), commencing with our taxable year ended on December 31, 2015. We generally will not be subject to U.S. federal income tax on our net taxable income to the extent that we distribute annually all of our net taxable income to our shareholders and maintain our qualification as a REIT. We believe that we have been organized and have operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and we expect that our intended manner of operation will enable us to continue to meet the requirements for qualification and taxation as a REIT. To qualify, and maintain our qualification, as a REIT, we must meet on a continuing basis, through our organization and actual investment and operating results, various requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we failed to qualify as a REIT. Even if we qualify for taxation as a REIT, we still may be subject to some U.S. federal, state and local taxes on our income or assets. In addition, subject to maintaining our qualification as a REIT, a portion of our business is conducted through, and a portion of our income is earned by, one or more taxable REIT subsidiaries ("TRSs"), which are subject to U.S. federal corporate income tax at regular rates. Distributions paid by us generally will not be eligible for taxation at the preferential U.S. federal income tax rates that currently apply to certain distributions received by individuals from taxable corporations, unless such distributions are attributable to dividends received by us from a TRS.
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
Our primary national competitors in many of our markets for both tenants and acquisition opportunities include local and regional operators, institutional investors, private equity funds, as well as the other public self storage REITS, including Public Storage, Cubesmart, Extra Space Storage Inc. and Life Storage, Inc.  These entities also seek financing through similar channels to the Company. Therefore, we will continue to compete for institutional investors in a market where funds for real estate investment may decrease.
Employees
As of December 31, 2016, the Company had 195 employees, which includes employees of the Company's property management platform but does not include persons employed by our PROs. As of December 31, 2016, our PROs, collectively, had over 800 full-time and part-time employees involved in management, operations, and reporting with respect to our self storage property portfolio.
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
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in our markets in California, Oregon, Texas, North Carolina, Oklahoma and Florida which accounted for approximately 25%, 17%, 12%, 8%, 7% and 6%, respectively, of our total rental and other property-related revenues for the year ended December 31, 2016, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represented a significant concentration of our 2016 revenues. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:

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

We face competition for tenants.
We compete with many other entities engaged in real estate investment activities for tenants, including national, regional and local owners, operators and developers of self storage properties. Our primary national competitors for tenants in many of our markets are the large public and private self storage companies, institutional investors, and private equity funds. Actions by our competitors may decrease or prevent increases in the occupancy and rental rates, while increasing the operating expenses of our properties.
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
With respect to acquisitions, if we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired property up to the standards established for our intended market position, the performance of the property may be below expectations. Acquired properties may have characteristics or deficiencies affecting their valuation or profitability potential that we have not yet discovered. We cannot assure that the performance of properties acquired by us will increase or be maintained following our acquisition.

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
Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. CERCLA and comparable state laws typically impose strict joint and several liabilities without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances or materials. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third-parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials.
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
Our PROs had over 800 personnel in the management and operation of our portfolio as of December 31, 2016. The general professionalism of site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants. We rely on our PROs' on-site personnel to maintain clean and secure self storage properties. If our PROs are unable to successfully recruit, train and retain qualified on-site personnel, the quality of service we and our PROs strive to provide at our properties could be adversely affected, which could lead to decreased occupancy levels and reduced operating performance of our properties.
We and certain of our PROs have tenant insurance- and/or tenant protection plan-related arrangements that are in some cases subject to state-specific governmental regulation, which may adversely affect our results.
We and certain of our PROs have tenant insurance- and/or tenant protection plan-related arrangements with regulated insurance companies and our tenants. Some of our PROs earn access fees and commissions in connection with these arrangements. We receive a portion of the fees and commissions from these PROs.. The tenant insurance and tenant protection plan businesses, including the payments associated with these arrangements, are in some cases subject to state-specific governmental regulation. State regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance industry participants. Although these arrangements are managed by our internal property management platform and/or certain of our PROs who have developed marketing programs and management procedures to navigate the regulatory environment, as a result of regulatory or private action in any jurisdiction in which we operate, we may be temporarily or permanently suspended from continuing some or all of our tenant insurance- and/or tenant protection plan-related activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.
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
The Company has acquired and plans to further acquire, through our operating partnership, additional self storage properties, or legal entities owning self storage properties, from third-party sellers or contributors that are subject to existing liabilities, some of which may be unknown at the time the sale or contribution is consummated. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with such entities, tax liabilities and accrued but unpaid liabilities incurred in the ordinary course of business. As part of such transactions, these contributors make and have made limited representations and warranties to us regarding the entities, properties and other assets to be acquired by our operating partnership and generally agree to indemnify our operating partnership for 12 months after the closing of the consolidation for breaches of such representations. Because many liabilities may not be identified within such period, we may have no recourse against the contributors for such liabilities. Moreover, to the extent the contributors are or become PROs, we may choose not to enforce, or to enforce less vigorously, our rights against them due to our desire to maintain our ongoing relationship with our PROs, which could adversely affect our operating results and business. Any unknown or unquantifiable liability that we assume for which we have no or limited recourse could materially and adversely affect our operating results, financial condition and business.

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
We are an "emerging growth company" as defined in the JOBS Act and we are eligible to take advantage of certain specified reduced disclosure and other requirements that are otherwise generally applicable to public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an "emerging growth company." We would cease to be an "emerging growth company" if we have more than $1 billion in annual gross revenues, we have more than $700 million in market value of our shares held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. To the extent we continue taking advantage of any or all of these exceptions, we cannot predict if some investors will find our common shares less attractive. As a result, there may be a less active trading market for our common shares and our share price may be more volatile.
We invest in strategic joint ventures that subject us to additional risks.
Some of our investments may be structured as strategic joint ventures. Part of our strategy is to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios through a promoted return structure. These arrangements are driven by the magnitude of capital required to complete the acquisitions and maintain the acquired portfolios. Such arrangements involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, partners or co-venturers might at any time have economic or other business interests or goals different from us.
Joint ventures generally provide for a reduced level of control over an acquired project because governance rights are shared with others. Accordingly, certain major decisions relating to joint ventures, including decisions relating to, among other things, the approval of annual budgets, sales and acquisitions of properties, financings, and certain actions relating to bankruptcy, are often made by a majority vote of the investors or by separate agreements that are reached with respect to individual decisions. In addition, such decisions may be subject to the risk that the partners or co-venturers may make business, financial or management decisions with which we do not agree or take risks or otherwise act in a manner that does not serve our best interests. Because we may not have the ability to exercise control over such operations, we may not be able to realize some or all of the benefits that we believe will be created from our involvement. At times, we and our partners or co-venturers may also each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' or co-venturers' interest, at a time when we otherwise would not have initiated such a transaction. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.
Risks Related to Our Structure and Our Relationships with Our PROs
Our management and PROs have limited experience operating under the Company's capital structure, and we may not be able to achieve the desired outcomes that the structure is intended to produce.
Our management and PROs have conducted their business under different capital structures and have limited experience operating under our capital structure. As a means of incentivizing our PROs to drive operating performance and support the sustainability of the operating cash flow from the properties they manage on our behalf, we issued each PRO subordinated performance units aimed at aligning the interests of our PROs with our interests and those of our shareholders. The subordinated performance units are entitled to distributions exclusively tied to the performance of each PRO's managed portfolios but only after minimum performance thresholds are satisfied. Our issuance of such units, however, may have been and could be based on inaccurate valuations and thus misallocated, which would limit or eliminate the effectiveness of our intended incentive-based program. Moreover, difficulties in aligning incentives and implementing our structure could allow a PRO to underperform without triggering our right to terminate the applicable facilities portfolio and asset management agreements and transfer management rights of the PRO to us (or a designee) or cause our management to be distracted from other aspects of our business, which could adversely affect our operating results and business.
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
Our PROs are entities that have contributed or will contribute through contribution agreements, self storage properties, or legal entities owning self storage properties, to our operating partnership or DownREIT partnerships in exchange for ownership interests in our operating partnership or DownREIT partnerships. As part of each transaction, our PROs make and have made limited representations and warranties to our operating partnership regarding the entities, properties and other assets to be acquired by our operating partnership or DownREIT partnerships in the contribution and generally agree to indemnify our operating partnership for 12 months after the closing of the contribution for breaches of such representations. Such indemnification is limited, however, and our operating partnership is not entitled to any other indemnification in connection with the contributions. In addition, following each contribution from a PRO, the day-to-day operations of each of the managed properties will be managed by the PRO who was the principal of the applicable self storage property portfolios prior to the contribution. In addition, certain of our PROs are members of our board of trustees, members of our PRO advisory committee, or are executive officers of the Company. Consequently, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements and any other agreements with our PROs due to our desire to maintain our ongoing relationship with our PROs, which could adversely affect our operating results and business.

We own self storage properties in some of the same geographic regions as our PROs and may compete for tenants with other properties managed by our PROs.
Pursuant to the facilities portfolio management agreements with our PROs, each PRO has agreed that, without our consent, the PRO will not, and it will cause its affiliates not to, enter into any new agreements or arrangements for the management of additional self storage properties, other than the properties we are not acquiring and the properties each PRO contributes to our operating partnership. However, we have not and will not acquire all of the self storage properties of our PROs. We will therefore own self storage properties in some of the same geographic regions as our PROs, and, as a result, we may compete for tenants with our PROs. This competition may affect our ability to attract and retain tenants and may reduce the rental rates we are able to charge, which could adversely affect our operating results and business.
Our PROs may engage in other activities, diverting their attention from the management of our properties, which could adversely affect the execution of our business plan and our operating results.
Our PROs and their employees and personnel are in the business of managing self storage properties. We have agreed that our PROs may continue to manage properties not included in our portfolio, and our PROs are not obligated to dedicate any specific employees or personnel exclusively to the management of our properties. As a result, their time and efforts may be diverted from the management of our properties, which could adversely affect the execution of our business plan and our operating results.
When a PRO elects or is required to "retire" we may become exposed to new and additional costs and risks.
Under the facilities portfolio management agreements, after a two year period following the later of completion of our initial public offering or the initial contribution of their properties to us, a PRO may elect, or be required, to "retire" from the self storage business. Upon a retirement event, management of the properties will be transferred to us (or our designee) in exchange for OP units with a value equal to four times the average of the normalized annual EBITDA from the management contracts related to such PRO's managed portfolio over the immediately preceding 24-month period. As a result of this transfer, we may become exposed to new and additional costs and risks. Accordingly, the retirement of a PRO may adversely affect our financial condition and operating results.
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
Conflicts of interest could arise with respect to the interests of holders of OP units (including subordinated performance units), on the one hand, which include members of our senior management team, PROs, and trustees (including Arlen D. Nordhagen, our chief executive officer, president and chairman of the board of trustees) and us and our shareholders, on the other. In particular, the consummation of certain business combinations, the sale, disposition or transfer of certain of our assets or the repayment of certain indebtedness that may be desirable to us and our shareholders could have adverse tax consequences to such unit holders. In addition, our trustees and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, we have fiduciary duties, as a general partner, to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership. Our duties as a general partner to our operating partnership and its partners may come into conflict with the duties of our trustees and officers to the Company and our shareholders. The partnership agreement of our operating partnership does not require us to resolve such conflicts in favor of either the Company or the limited partners in our operating partnership. Further, there can be no assurance that any procedural protections we implement to address these or other conflicts of interest will result in optimal outcomes for us and our shareholders.
The partnership agreement of our operating partnership contains provisions that may delay, defer or prevent a change in control.
The partnership agreement of our operating partnership provides that subordinated performance unit holders holding more than 50% of the voting power of the subordinated performance units must approve certain change of control transactions involving us unless, as a result of such transactions, the holders of subordinated performance units are offered a choice (1) to allow their subordinated performance units to remain outstanding without the terms thereof being materially and adversely changed or the subordinated performance units are converted into or exchanged for equity securities of the surviving entity having terms and conditions that are substantially similar to those of the subordinated performance units (it being understood that we may not be the surviving entity and that the parent of the surviving entity or the surviving entity may not be publicly traded) or (2) to receive for each subordinated performance unit an amount of cash, securities or other property payable to a holder of OP units had such holder exercised its right to exchange its subordinated performance units for OP units without taking into consideration a specified conversion penalty associated with such an exchange. In addition, in the case of any such change of control transactions in which we have not received the consent of OP unit holders holding more than 50% of the OP units (other than those held by the Company or its subsidiaries) and of subordinated performance unit holders holding more than 50% of the voting power of the subordinated performance units (other than those held by the Company or its subsidiaries), such transaction is required to be approved by a companywide vote of limited partners holding more than 50% of our outstanding OP units in which OP units (including for this purpose OP units held by us and our subsidiaries) are voted and subordinated performance units (not held by us and our subsidiaries) are voted on an applicable as converted basis and in which we will be deemed to vote the OP units held by us and our subsidiaries in proportion to the manner in which all of our outstanding common shares were voted at a shareholders meeting relating to such transaction. These approval rights could delay, deter, or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
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
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding shares may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our shares during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in preserving our REIT qualification, among other purposes, our declaration of trust generally prohibits, among other limitations, any person from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our aggregate outstanding shares of all classes and series, the outstanding shares of any class or series of our preferred shares or our outstanding common shares. These ownership limits and the other restrictions on ownership and transfer of our shares contained in our declaration of trust could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of trustees has established an exemption from these ownership limits which permits one of our institutional investors to hold up to 15% of our common shares and another to hold up to 17% of our common shares.
Risks Related to Our Debt Financings
There are risks associated with our indebtedness.
As of December 31, 2016, our credit facility provides for total borrowings of $725.0 million, consisting of three components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $225.0 million Term Loan A, and (iii) a $100.0 million Term Loan B. As of December 31, 2016, we had the entire amounts drawn on Term Loan A and Term Loan B and we had $246.5 million of outstanding borrowings under the Revolver, and the capacity to borrow an additional $143.6 million under the Revolver while remaining in compliance with the credit facility's' financial covenants. As discussed in Note 15 to the consolidated financial statements in Item 8, on February 8, 2017, we entered into a second increase agreement and amendment with a syndicated group of lenders to increase the total borrowing capacity under the credit facility by $170.0 million for a total credit facility of $895.0 million, which included entry into a new $105.0 million Term Loan C. We continue to have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.0 billion. The exercise of the expansion option under our credit facility requires the consent of any lenders participating in such expansion.
During the year ended December 31, 2016, we also entered into a credit agreement with a syndicated group of lenders to make available a Term Loan Facility that is separate from the credit facility in the aggregate amount of $100.0 million, which amount is currently outstanding. The Term Loan Facility matures in June 2023. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date. We have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million.
There is no assurance that we will succeed in securing expansions of our credit facility or Term Loan Facility.
Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:

•	our cash flow may be insufficient to meet our required principal and interest payments;

•	we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions or to continue to make distributions required to maintain our qualification as a REIT;

•	we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;

•	because a portion of our debt that bears interest at variable rates is not hedged, a material increase in interest rates could materially increase our interest expense;

•	we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;

•	our debt level could place us at a competitive disadvantage compared to our competitors with less debt;

•	we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;

•	we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;

•	we may default on our obligations and the lenders or mortgagees may enforce our guarantees;

•	we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

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
Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness and make cash distributions to our shareholders, and our decision to hedge against interest rate risk might not be effective.
As of December 31, 2016, we had approximately $879.0 million of debt outstanding, of which approximately $246.5 million, or 28.0%, is subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). Although the credit markets have recently experienced historic lows in interest rates, if interest rates continue to rise, the interest rates on our variable-rate debt could be higher than current levels, which could increase our financing costs and decrease our cash flow and our ability to pay cash distributions to our shareholders. For example, if market rates of interest on this variable-rate debt increased by 100 basis points (excluding variable-rate debt with interest rate swaps), the increase in interest expense would decrease future earnings and cash flows by approximately $2.5 million annually.
Although we have historically sought, and may in the future seek, to manage our exposure to interest rate volatility by using interest rate hedging arrangements, these arrangements may not be effective. Developing an effective interest rate risk strategy is complex and no strategy can completely insulate us from risks associated with interest rate fluctuations. Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations and ability to make cash distributions to our shareholders.
The terms and covenants relating to our indebtedness could adversely impact our economic performance.
Our credit facility and Term Loan Facility contain (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, cap our total leverage at 60% of our gross asset value (as defined in our credit facility and Term Loan Facility), require us to have a minimum fixed charge coverage ratio of 1.5 to 1, and require us to have a minimum net worth (as defined in our credit facility) of at least $682.6 million plus 75% of the net proceeds of equity issuances. In the event that we fail to satisfy our covenants, we would be in default under our credit agreements and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of such covenants could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.
Risks Related to Our Qualification as a REIT
Our failure to qualify or remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of operating cash flow to our shareholders.
We have elected and we believe that we have qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We have not requested, and do not intend to request a ruling from the Internal Revenue Service ("IRS"), that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions and Treasury Regulations promulgated thereunder for which there are limited judicial and administrative interpretations. The complexity of these provisions and of applicable Treasury Regulations is greater in the case of a REIT that, like us, holds its assets through partnerships, and judicial and administrative interpretations of the U.S. federal income tax laws governing REIT qualification are limited. To qualify as a REIT, we must meet, on an ongoing basis through actual operating results, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares and the amount of our distributions. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Our ability to satisfy these asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Moreover, new legislation, court decisions or administrative guidance may, in each case possibly with retroactive effect, make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe that we have been organized and operated and we intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire or services that we can provide in the future.
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
In order to qualify as a REIT, we must distribute to our shareholders each calendar year at least 90% of our net taxable income (excluding net capital gain). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our net taxable income (including net capital gain), we would be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Although we intend to distribute our net taxable income to our shareholders in a manner intended to satisfy the REIT 90% distribution requirement and to avoid the 4% non-deductible excise tax, it is possible that we, from time to time, may not have sufficient cash to distribute 100% of our net taxable income. There may be timing differences between our actual receipt of cash and the inclusion of items in our income for U.S. federal income tax purposes. Accordingly, there can be no assurance that we will be able to distribute net taxable income to shareholders in a manner that satisfies the REIT distribution requirements and avoids the 4% non-deductible excise tax.
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
Subject to applicable law and the rules of any stock exchange on which our shares may be listed or traded, our board of trustees, without common shareholder approval, may authorize us to issue additional authorized and unissued common shares and preferred shares on the terms and for the consideration it deems appropriate and may amend our declaration of trust to increase the total number of shares, or the number of shares of any class or series, that we are authorized to issue. In addition, our operating partnership may issue OP units, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into common shares after an agreed period of time and certain other conditions, and subordinated performance units, which are only convertible into OP units beginning two years following the completion of our initial public offering and then (i) at the holder's election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations. Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2016, each subordinated performance unit would on average hypothetically convert into 1.41 OP units, or into an aggregate of approximately 21.7 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2016. The hypothetical conversions are calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed these amounts. For example, we estimate that (assuming no further issuances of OP units or subordinated performance units and a conversion penalty of 110%) if our CAD to our OP unit holders, subordinated performance unit holders and shareholders were to grow at an annual rate of 1.0%, 3.0% or 5.0% per annum above the 2016 level in each of the two following years, each subordinated performance unit would on average be convertible into 1.43, 1.45, and 1.48 OP units, respectively, as of December 31, 2017. These estimates are provided for illustrative purposes only and may vary from series to series. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly from these estimates and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
Pursuant to the registration rights agreement we have filed a shelf registration statement on Form S-3 to register the offer and resale of the common shares issuable upon exchange of OP units (or securities convertible into or exchangeable for OP units). We have the right to include common shares to be sold for our own account or other holders in the shelf registration statement. We are required to use all commercially reasonable efforts to keep such shelf registration statement continuously effective for a period ending when all common shares covered by the shelf registration statement are no longer Registrable Shares, as defined in the shelf registration statement.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2016, we held ownership interests in and operated a geographically diversified portfolio of 448 properties, located in 23 states, comprising approximately 27.6 million rentable square feet, configured in approximately 220,000 storage units. Of these properties, we consolidated 382 self storage properties that contain approximately 23.1 million rentable square feet and we held a 25% ownership interest in 66 unconsolidated Joint Venture properties that contain approximately 4.5 million rentable square feet.
The following table sets forth summary information regarding our consolidated properties by state as of December 31, 2016.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
California(1)	78	46,821	5,879,575	25.5%	90.8%
Oregon(2)	55	22,458	2,825,159	12.2%	88.2%
Texas	51	20,003	2,818,858	12.2%	87.4%
Oklahoma	30	13,990	1,902,965	8.2%	84.7%
North Carolina	30	13,436	1,655,191	7.2%	89.2%
Florida	22	16,786	1,542,685	6.7%	84.7%
Georgia	20	6,565	880,100	3.8%	92.6%
Arizona	15	8,401	981,427	4.3%	89.0%
Indiana	14	7,849	1,008,695	4.4%	84.2%
Washington	14	4,788	601,840	2.6%	88.0%
Colorado	10	4,641	564,646	2.4%	89.3%
Louisiana	10	4,443	614,183	2.7%	85.0%
New Hampshire	9	3,668	444,225	1.9%	94.0%
Ohio	7	2,688	349,088	1.5%	87.7%
Nevada	6	3,135	419,467	1.8%	92.9%
South Carolina	4	1,210	147,530	0.6%	91.7%
Mississippi	3	864	114,311	0.5%	84.3%
New Mexico	2	1,161	156,020	0.7%	84.1%
Alabama	1	761	109,676	0.5%	76.6%
Kentucky	1	380	61,000	0.3%	94.4%
Total/Weighted Average	382	184,048	23,076,641	100%	88.4%

(1) Four of the California properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 12. Commitments and Contingencies" in Item 8. "Financial Statements and Supplementary Data."

(2) During the year ended December 31 2016, the Company consolidated two Oregon self storage properties into one single self storage property.
The following table sets forth summary information regarding our Joint Venture properties by state as of December 31, 2016.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
Florida	21	11,485	1,331,745	29.5%	86.3%
Alabama	11	4,032	591,030	13.1%	83.7%
New Jersey	10	7,520	925,410	20.5%	88.3%
California	9	5,832	802,176	17.8%	87.6%
Other(1)	15	6,704	868,607	19.1%	88.0%
Total	66	35,573	4,518,968	100.0%	86.9%

(1) Other states in the unconsolidated real estate venture include Arizona, Georgia, New Mexico, Nevada, Pennsylvania, Ohio, Texas and Virginia.

Our portfolio consists of self storage properties that are designed to offer customers convenient, affordable, and secure storage units. Generally, our properties are in highly visible locations clustered in states or markets with strong population and job growth and are specifically designed to accommodate residential and commercial tenants with features such as security systems, electronic gate entry, easy access, climate control, and pest control. Our units typically range from 25 square feet to 300 square feet, and some of our properties also offer outside storage for vehicles, boats, and equipment. We provide 24-hour access to many storage units through computer controlled access systems, as well as alarm and sprinkler systems on many of our individual storage units. Almost all of the storage units in our portfolio are leased on a month-to-month basis providing us the flexibility to increase rental rates over time as market conditions permit. Additional information on our consolidated self storage properties is contained in "Schedule III - Real Estate and Accumulated Depreciation" in this Annual Report on Form 10-K.
Item 3. Legal Proceedings
We are not currently subject to any legal proceedings that we consider to be material.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed and traded on the NYSE under the symbol "NSA" since April 22, 2015. Prior to that time there was no public market for our common shares. The following table sets forth the quarterly high and low sales prices of our common shares, as reported on the NYSE, and the dividends declared in the quarterly periods indicated:

			Dividends
			Declared
	High	Low	(per share)
2016
December 31, 2016	$22.45	$18.91	$0.24
September 30, 2016	22.86	18.81	0.22
June 30, 2016	22.78	19.11	0.22
March 31, 2016	21.70	15.67	0.20

2015
December 31, 2015	17.46	13.26	0.20
September 30, 2015	15.21	11.50	0.19
June 30, 2015	13.75	12.05	0.15

Holders
On February 27, 2017, the closing price of our common shares as reported by the NYSE was $24.00. As of February 27, 2017, the Company had 33 record holders of its common shares. The 33 holders of record do not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
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
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2016 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2016 is based upon management's estimate. The following table summarizes the taxability of our dividends per common share for the year ended December 31, 2016:

Year Ended
December 31, 2016
Ordinary Income	$0.715509
Return of Capital	$0.164491
Our credit facility and Term Loan Facility include customary affirmative and negative covenants, including a restriction on dividends and other restricted payments, but permits dividends and distributions during any four consecutive fiscal quarters in an aggregate amount of up to 95% of the Company's funds from operations (as defined in our credit facility and Term Loan Facility) for such period, subject to certain non-cash adjustments, or such amount as may be necessary to maintain the Company's REIT status.
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2016, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 279,723 common shares to satisfy redemption requests from certain limited partners.
On December 31, 2016, the operating partnership issued 67,832 OP units in exchange for $1.4 million of principal payment reimbursements received during the year ended December 31, 2016 related to mortgages assumed in connection with the acquisition of 16 self storage properties from the PROs during the year ended December 31, 2014.
On January 11, 2017, the operating partnership issued 75,147 OP units and 23,666 subordinated performance units to Howard Family Limited Partnership I, an affiliate of Northwest, one of the Company's existing PROs and an affiliate of Kevin Howard, a member of the Company's board of trustees, 23,666 subordinated performance units to J. Timothy Warren, an affiliate of Northwest, and 12,668 OP units to an unrelated third party as partial consideration for the acquisition of two self storage properties.
On February 1, 2017, the operating partnership issued 86,879 OP units to an unrelated third party as partial consideration for the acquisition of a self storage property expansion adjacent to one of the Company's existing self storage properties.
Following a specified lock up period after the respective dates of issuance set forth above, the OP units issued by the operating partnership may be redeemed from time to time by holders for a cash amount per OP unit equal to the market value of an equivalent number of common shares of the Company. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of its operating partnership described above by issuing one common share in exchange for each OP unit tendered for redemption. Subordinated performance units are convertible into OP units beginning two years following the completion of the Company's initial public offering and then (i) at the holder's election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at the Company's election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations. The Company has elected to report early the private placement of its common shares that may occur if the Company elects to assume the redemption obligation of its operating partnership as described above in the event that OP units are in the future tendered for redemption.
As of February 27, 2017, other than those OP units held by the Company, 29,751,501 OP units were outstanding (including 1,750,746 outstanding Long-Term Incentive Plan Units ("LTIP units") and 1,834,786 outstanding OP units in certain consolidated subsidiaries of the operating partnership ("DownREIT OP units"), which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2016, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares. The table below summarizes all of our repurchases of common shares during the quarter ended December 31, 2016:

Period	Total number of shares purchased		-	Total number of shares purchased as part of publicly announced plans or programs	Maximum numbers of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2016	—			n/a	n/a
November 1 - November 30, 2016	—			n/a	n/a
December 1 - December 31, 2016	1,191	(1)		n/a	n/a

(1) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $22.07 and is based on the closing price of our common shares as of December 30, 2016, the date of withholding.

Performance Graph
The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning April 23, 2015 and ending December 31, 2016.

	Period Ending
Index	4/23/2015	12/31/2015	12/31/2016
National Storage Affiliates Trust	$100	$137	$184
S&P 500	100	98	110
Russell 2000	100	91	109
NAREIT All Equity REIT Index	100	101	109

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
In order to present certain of our selected historical financial and operating data in a way that offers a period to period comparison, the historical results of operations and certain other information for the year ended December 31, 2013 are presented on a basis that combines the results of operations and certain other information of National Storage Affiliates Trust and its consolidated subsidiaries for the nine months ended December 31, 2013 with those of the combined subsidiaries of SecurCare Self Storage, Inc. (our "predecessor") for the three months ended March 31, 2013. The combination of our historical financial data with the historical financial data of our predecessor does not comply with U.S. generally accepted accounting principles ("GAAP") and is not intended to represent what our consolidated results of operations would have been if the Company had commenced operations as of January 1, 2013. We have not included or excluded revenues or expenses that would have resulted if we had commenced operations on January 1, 2013.
The historical statements of operations data for the years ended December 31, 2016, 2015 and 2014 has been derived from the historical audited consolidated statement of operations of the Company for such periods, in each case included elsewhere in this Form 10-K. The historical statements of operations data for the year ended December 31, 2013 is presented on a combined basis and is derived by combining the historical audited consolidated statement of operations of the Company for the nine months ended December 31, 2013 with the historical audited consolidated statement of operations of our predecessor for the three months ended March 31, 2013. The historical statements of operations for the year ended December 31, 2012 has been derived from the historical audited consolidated and combined statement of operations of our predecessor. The consolidated balance sheet data (i) as of December 31, 2016, 2015, 2014 and 2013 has been derived from the historical audited consolidated balance sheets of the Company as of such dates, and (ii) as of December 31, 2012 has been derived from the historical audited consolidated and combined balance sheet of our predecessor as of such date. Our financial statements have been prepared in accordance with GAAP. Dollars in the following table are in thousands, except per share amounts.

	Year Ended December 31,
	NSA			Combined(1)	Predecessor
	2016	2015	2014	2013	2012
OPERATING DATA:
Total revenue	$199,046	$133,919	$76,970	$40,164	$29,279
Total operating expenses	141,390	102,328	59,887	28,847	17,443
Income from operations	57,656	31,591	17,083	11,317	11,836
Net income (loss)	24,866	4,796	(16,357)	(11,734)	(3,452)
Net (income) loss attributable to noncontrolling interests(2)	(6,901)	7,644	16,357	10,481	—
Net income (loss) attributable to the Company and our predecessor	17,965	12,440	—	(1,253)	(3,452)
Earnings (loss) per share—basic(3)	$0.60	$0.80	$—	$—
Earnings (loss) per share—diluted(3)	$0.31	$0.17	$—	$—
Weighted average shares outstanding—basic(3)	29,887	15,463	1	1
Weighted average shares outstanding—diluted(3)	78,747	45,409	1	1
Dividends declared per common share	$0.88	$0.54	$—	$—	$—
BALANCE SHEET DATA (at end of period)
Self storage properties, net	$1,733,533	$1,079,101	$799,327	$346,319	$172,304
Total assets	1,892,092	1,099,049	832,746	368,293	179,455
Debt financing	878,954	567,795	597,691	298,748	187,610
Total equity (deficit)	$979,068	$516,047	$214,104	$55,197	$(12,151)
OTHER DATA (at end of period)
Number of properties(4)	382	277	219	137	88
Rentable square feet (in thousands)(5)	23,077	15,770	12,067	6,626	3,976
Occupancy percentage(6)	88%	89%	85%	83%	80%

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

(4) For a discussion of our acquisition and disposition activity during the years ended December 31, 2016 and 2015, see "Note 6. Self Storage Property Acquisitions and Dispositions" in Item 8. "Financial Statements and Supplementary Data."

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
Overview
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership, a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 MSAs throughout the United States.
Our chairman and chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our participating regional operators (" PROs"), with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' managed portfolios. This structure offers our PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties.
Our Structure
Our structure promotes operator accountability as subordinated performance units issued to our PROs in exchange for the contribution of their properties are entitled to distributions only after those properties satisfy minimum performance thresholds. In the event of a material reduction in operating cash flow, distributions on our subordinated performance units will be reduced before or disproportionately to distributions on our common shares held by our common shareholders. In addition, we expect our PROs will generally co-invest subordinated equity in the form of subordinated performance units in each acquisition that they source, and the value of these subordinated performance units will fluctuate with the performance of their managed portfolios. Therefore, our PROs are incentivized to select acquisitions that are expected to exceed minimum performance thresholds, thereby increasing the value of their subordinated equity stake. We expect that our shareholders will benefit from the higher levels of property performance that our PROs are incentivized to deliver.
We also seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
Our PROs
The Company had seven PROs as of December 31, 2016: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, and Hide Away. In February 2017, we entered into definitive agreements with Personal Mini of Orlando, Florida, to add Personal Mini as our eighth PRO. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.

Consolidated Properties
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
We owned a geographically diversified portfolio of 382 self storage properties, located in 20 states, comprising approximately 23.1 million rentable square feet, configured in approximately 184,000 storage units, as of December 31, 2016. Of these properties, 237 were acquired by us from our PROs and 145 were acquired by us from third-party sellers.
During the year ended December 31, 2016, we acquired 107 self storage properties with an aggregate fair value of $721.4 million, comprising approximately 7.3 million rentable square feet, configured in approximately 61,700 storage units. Of these acquisitions, 23 were acquired by us from our PROs and 84 were acquired by us from third-party sellers. During the year ended December 31, 2015, we acquired 58 self storage properties with an aggregate fair value of $313.0 million, comprising approximately 3.7 million rentable square feet, configured in approximately 28,500 storage units. Of these acquisitions, 25 were acquired by us from our PROs and 33 were acquired by us from third-party sellers.
In December 2016, we sold to an unrelated party one of the self storage properties acquired as part of a larger portfolio of properties during the year ended December 31, 2016. We decided during the underwriting process to pursue the sale of certain properties following the portfolio acquisition. The gross selling price for the property sold was $4.9 million and it comprised approximately 29,000 rentable square feet, configured in approximately 320 storage units.
In January and February 2017, we acquired five self storage properties for approximately $31.8 million, comprising approximately 0.3 million rentable square feet, configured in approximately 2,200 storage units. Of these acquisitions, two were acquired by us from our PROs and three were acquired by us from third-party sellers.
Our Joint Venture
During the year ended December 31, 2016, we entered into an agreement to form the Joint Venture with the JV Investor to acquire and operate the JV Portfolio. The JV Portfolio consists of 66 properties containing approximately 4.5 million rentable square feet, configured in approximately 36,000 storage units and located across 12 states.
On October 4, 2016, the Joint Venture completed its acquisition of the JV Portfolio. The Joint Venture financed the acquisition of the JV Portfolio with approximately $320.0 million in equity (approximately $80.0 million from us in exchange for a 25% ownership interest and approximately $240.0 million from the JV Investor in exchange for a 75% ownership interest) with the balance of the purchase price funded using proceeds from new debt financing.
Property Management
During the year ended December 31, 2016, we agreed to acquire the iStorage property management platform related to the JV Portfolio discussed above, including a property management company, a captive insurance company, and related intellectual property for approximately $20.0 million. On October 4, 2016, we completed the acquisition of the property management platform.
As discussed in Note 5 to consolidated financial statements in Item 8, our property management platform directs, manages and controls the day-to-day operations and affairs of the Joint Venture and earns certain customary fees for managing and operating the properties. Additionally, our affiliate provides tenant warranty protection to tenants at the Joint Venture properties in exchange for half of all proceeds from the tenant warranty protection program at each Joint Venture property.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 107 self storage properties during the year ended December 31, 2016 and 58 self storage properties during the year ended December 31, 2015. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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
Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
Net income was $24.9 million for the year ended December 31, 2016, compared to $4.8 million for the year ended December 31, 2015, an increase of $20.1 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 107 self storage properties we acquired from January 1, 2016 to December 31, 2016, partially offset by increases in depreciation and amortization, general and administrative expenses, interest expense, and acquisition costs. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview
As of December 31, 2016, our same store portfolio consisted of 222 self storage properties. We owned 160 self storage properties that did not yet meet the same store portfolio criteria as of December 31, 2016, which included 159 self storage properties that we acquired subsequent to January 1, 2015 and a property we expanded during 2015 which caused the property's year-over-year operating results to no longer be comparable. See "---Results of Operations" above for the definition of our same store portfolio. The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the year ended December 31, 2016 compared to the year ended December 31, 2015 (dollars in thousands):

	Year Ended December 31,
	2016	2015	Change
Rental revenue
Same store portfolio	$123,773	$114,764	$9,009
Non-Same store portfolio	67,405	15,105	52,300
Total rental revenue	191,178	129,869	61,309
Other property-related revenue
Same store portfolio	3,777	3,626	151
Non-Same store portfolio	2,282	424	1,858
Total other property-related revenue	6,059	4,050	2,009
Management fees and other revenue	1,809	—	1,809
Total revenue	199,046	133,919	65,127
Property operating expenses
Same store portfolio	40,929	39,761	1,168
Non-Same store portfolio	23,869	5,651	18,218
Total property operating expenses	64,798	45,412	19,386
General and administrative expenses	21,528	16,265	5,263
Depreciation and amortization	55,064	40,651	14,413
Total operating expenses	141,390	102,328	39,062
Income from operations	57,656	31,591	26,065
Other income (expense)
Interest expense	(24,109)	(20,779)	(3,330)
Loss on early extinguishment of debt	(136)	(914)	778
Equity in losses of unconsolidated real estate venture	(1,484)	—	(1,484)

	Year Ended December 31,
	2016	2015	Change
Acquisition costs	(6,546)	(4,765)	(1,781)
Organizational and offering expenses	—	(58)	58
Non-operating expense	(515)	(279)	(236)
Other income (expense)	(32,790)	(26,795)	(5,995)
Net income	24,866	4,796	20,070
Net (income) loss attributable to noncontrolling interests	(6,901)	7,644	(14,545)
Net income attributable to National Storage Affiliates Trust	$17,965	$12,440	$5,525

Total Revenue
Our total revenue increased by $65.1 million, or 48.6%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This increase was primarily attributable to incremental rental revenue from 107 self storage properties we acquired between January 1, 2016 and December 31, 2016, increased market rates and fees, regular rental increases for in-place tenants, and management fees and other revenue earned from our unconsolidated real estate venture and an increase in average total portfolio occupancy from 87.9% to 89.7%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $61.3 million, or 47.2%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase in rental revenue was primarily due to a $52.3 million increase in non-same store rental revenue which was attributable to incremental rental revenue of $34.6 million from 107 self storage properties acquired between January 1, 2016 and December 31, 2016, and $17.7 million from 53 self storage properties acquired from January 2, 2015 to December 31, 2015. Same store portfolio rental revenues increased $9.0 million, or 7.9%, due to a 5.3% increase, from $10.62 to $11.18, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by a combination of increased contractual lease rates and fees, and a 210 basis point increase in average occupancy from 87.9% to 90.0%.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $2.0 million, or 49.6%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015. This increase primarily resulted from a $1.9 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $1.1 million from 107 self storage properties acquired between January 1, 2016 and December 31, 2016, and $0.8 million from 53 self storage properties acquired from January 2, 2015 to December 31, 2015.
Management Fees and Other Revenue
During the year ended December 31, 2016, we earned $1.8 million of management and other fees for managing and operating the Joint Venture properties. These fees included a monthly property management fee equal to 6% of the Joint Venture's monthly gross revenues and net sales revenues, a call center fee equal to 1% of the Joint Venture's monthly gross revenues and net sales revenues, a monthly platform fee equal to $1,250 per Joint Venture property, and an acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66 property JV Portfolio, of which one quarter is earned each year over the first four years of the Joint Venture.
Total Operating Expenses
Total operating expenses increased $39.1 million, or 38.2%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. As discussed below, this change was primarily due to an increase of $19.4 million in property operating expenses, $5.3 million in general and administrative expenses, and $14.4 million in depreciation and amortization.

Property Operating Expenses
Property operating expenses increased $19.4 million, or 42.7%, for the year ended December 31, 2016 compared to the year ended December 31, 2015. This increase resulted from a $18.2 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $13.0 million from 107 self storage properties acquired between January 1, 2016 and December 31, 2016, and $5.2 million from 53 self storage properties acquired from January 2, 2015 to December 31, 2015. In addition, same store portfolio property operating expenses increased $1.2 million, or 2.9%, due to increases in personnel and related costs, bad debt expense and property taxes, partially offset by decreases in maintenance expenses and utilities.
General and Administrative Expenses
General and administrative expenses increased $5.3 million, or 32.4%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $3.5 million, $0.8 million of costs related to our property management platform, $0.8 million of professional fees and other expenses, $0.4 million in salaries and benefits and $0.1 million in costs associated with periodic SEC reporting and other compliance matters. These increases were partially offset by a $0.4 million decrease in equity-based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $14.4 million, or 35.5%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. This increase was attributable to incremental depreciation expense of $9.1 million from 107 self storage properties acquired during the year ended December 31, 2016, and $4.8 million from 58 self storage properties acquired during the year ended December 31, 2015. In addition, amortization of customer in-place leases remained flat at $12.0 million for the years ended December 31, 2016 and 2015.
Interest Expense
Interest expense increased $3.3 million, or 16.0%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in interest expense was primarily due to increases in outstanding borrowings, partially offset by a $0.7 million decrease in amortization of debt issue costs and a $0.3 million increase in amortization of debt premiums.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.8 million, or 85.1%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. During the year ended December 31, 2016, in connection with an amendment to our credit facility, one of the lenders that was included in the syndicated group of lenders prior to the amendment is no longer a participating lender following the amendment, which constitutes an extinguishment of debt for accounting purposes. As a result, we wrote off $0.1 million of unamortized debt issuance costs, which is the amount attributed to the entity no longer included in the lender syndicate. Loss on early extinguishment of debt during the year ended December 31, 2015 relates to the payoff of several debt instruments in connection with our initial public offering.
Equity In Losses Of Unconsolidated Real Estate Venture
During the year ended December 31, 2016, we recorded $1.5 million of equity in losses from our unconsolidated real estate venture. Equity in losses of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the Joint Venture. The Joint Venture recorded net losses of $5.9 million during the year ended December 31, 2016, primarily due to NOI of $8.3 million, offset by $6.2 million of depreciation and amortization, $4.3 million of other expenses, primarily consisting of acquisition costs associated with the JV Portfolio, $2.8 million of interest expense and $0.9 million of supervisory, administrative and other expenses.
Acquisition Costs
Acquisition costs increased $1.8 million, or 37.4%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. This increase was primarily due to an increase in consulting fees and other costs incurred to identify, qualify, and close on the acquisition of a larger volume of properties with our PROs and other parties during year ended December 31, 2016.

Net Loss Attributable to Noncontrolling Interests
We allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $6.9 million for the year ended December 31, 2016, compared to a net loss of $7.6 million for the year ended December 31, 2015. We did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering. As a result, all of the operating partnership's profits and losses for the period from January 1, 2015 to April 28, 2015 were allocated to noncontrolling interests.
Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
Net income was $4.8 million for the year ended December 31, 2015, compared to net loss of $16.4 million for the year ended December 31, 2014, an increase of $21.2 million. The increase was primarily due to an increase in NOI resulting from an additional 58 self storage properties we acquired from January 1, 2015 to December 31, 2015 and reductions in acquisition costs, interest expense and organizational and offering expenses, partially offset by increases in depreciation and amortization and general and administrative expenses.
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

	Year Ended December 31,
	2015	2014	Change
Rental revenue
Same store portfolio	$57,293	$53,082	$4,211
Non-Same store portfolio	72,576	21,755	50,821
Total rental revenue	129,869	74,837	55,032
Other property-related revenue
Same store portfolio	1,448	1,387	61
Non-Same store portfolio	2,602	746	1,856
Total other property-related revenue	4,050	2,133	1,917
Total revenue	133,919	76,970	56,949
Property operating expenses
Same store portfolio	20,439	20,107	332
Non-Same store portfolio	24,973	7,806	17,167
Total property operating expenses	45,412	27,913	17,499
General and administrative expenses	16,265	8,189	8,076
Depreciation and amortization	40,651	23,785	16,866
Total operating expenses	102,328	59,887	42,441
Income from operations	31,591	17,083	14,508
Other income (expense)
Interest expense	(20,779)	(23,033)	2,254
Loss on early extinguishment of debt	(914)	(1,020)	106

Acquisition costs	(4,765)	(9,558)	4,793
Organizational and offering expenses	(58)	(1,320)	1,262
Non-operating expense (income)	(279)	64	(343)
Gain on sale of self storage properties	—	1,427	(1,427)
Other income (expense)	(26,795)	(33,440)	6,645
Net income (loss)	4,796	(16,357)	21,153
Net loss attributable to noncontrolling interests	7,644	16,357	(8,713)
Net income (loss) attributable to National Storage Affiliates Trust	$12,440	$—	$12,440

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
Rental Revenue
Rental revenue increased by $55.0 million, or 73.5%, for the year ended December 31, 2015, as compared to the year ended December 31, 2014. The increase in rental revenue was primarily due to a $50.8 million increase in non-same store revenue which was attributable to incremental rental revenue of $32.3 million from 83 self storage properties acquired between January 1, 2014 and December 31, 2014, and $18.6 million from 58 self storage properties acquired during the year ended December 31, 2015. These increases were partially offset by a $0.1 million decrease in rental revenue related to a self storage property sold during the year ended December 31, 2014. Same store portfolio rental revenues increased $4.2 million, or 7.9%, due to a 4.8% increase in rental revenue per occupied square foot from $9.50 to $9.96, driven primarily by a combination of increased contractual lease rates and fees, and an increase in average occupancy from 85.6% to 88.1%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
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
Gain on sale of self storage properties
Gain on sale of self storage properties totaled $1.4 million for the year ended December 31, 2014. In May 2014, we sold to an unrelated party one of the self storage properties contributed by our predecessor. The gross sales price for the property was approximately $3.0 million and net proceeds from this sale were invested in the acquisition of another self storage property in a tax-deferred exchange.

Net Loss Attributable to Noncontrolling Interests
We allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
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
When we obtain an economic interest in an entity, we evaluate the entity to determine if the entity is deemed a variable interest entity ("VIE"), and if we are deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, we consider the provisions of additional guidance to determine whether the general partner controls a limited partnership or similar entity when the limited partners have certain rights. We consolidate all entities that are VIEs and of which the Company is deemed to be the primary beneficiary.
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
When self storage properties are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. The purchase price is allocated to the individual properties based on the fair value determined using an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age, and location of the individual properties along with current and projected occupancy and relative rental rates or appraised values, if available. Tangible assets are allocated to land, buildings and related improvements, and furniture and equipment.

In allocating the purchase price for a self storage property acquisition, we determine whether the acquisition includes intangible assets. We allocate a portion of the purchase price to an intangible asset attributed to the value of customer in-place leases. Because the majority of tenant leases are on a month-to-month basis, this intangible asset represents the estimated value of the leases in effect on the acquisition date. This intangible asset is amortized to expense using the straight-line method over 12 months, the estimated average rental period for our customers.
Income Taxes
We have elected and we believe that we have qualified to be taxed as a REIT under sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2015. To qualify as a REIT, among other things, we are required to distribute at least 90% of our net taxable income (excluding net capital gains) to our shareholders and meet certain tests regarding the nature of our income and assets. So long as we qualify as a REIT, we are not subject to U.S. federal income tax on our earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain provisions set forth in the Code, all of our taxable income would be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax.
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
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations ("FFO"), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper, as amended, defines FFO as net income (loss) (as determined under GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We include amortization of customer in-place leases in real estate depreciation and amortization in the calculation of FFO because we believe the amortization of customer in-place leases is analogous to real estate depreciation, as the value of such intangibles is inextricably connected to the real estate acquired. Distributions on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders for the purpose of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, organizational and offering expenses, gains on debt forgiveness, gains (losses) on early extinguishment of debt and after adjustments for unconsolidated partnerships and joint ventures.
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
The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$24,866	$4,796	$(16,357)
Add (subtract):
Real estate depreciation and amortization	54,193	40,303	23,605
Company's share of unconsolidated real estate venture real estate depreciation and amortization	1,559	—	—
Gain on sale of self storage properties	—	—	(1,427)
FFO attributable to subordinated performance unitholders(1)	(22,842)	(14,997)	(7,305)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	57,776	30,102	(1,484)
Add:
Acquisition costs	6,546	4,765	9,558
Company's share of unconsolidated real estate venture acquisition costs	1,006	—	—
Organizational and offering expenses	—	58	1,320
Loss on early extinguishment of debt	136	914	1,020
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$65,464	$35,839	$10,414

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	29,887	15,463	1
Weighted average restricted common shares outstanding	18	9	—
Weighted average OP units outstanding(3)	24,262	20,507	13,519
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,518	364
Weighted average LTIP units outstanding(4)	2,212	1,548	—
Total weighted average shares and units outstanding - FFO and Core FFO	58,214	39,045	13,884

FFO per share and unit	$0.99	$0.77	$(0.11)
Core FFO per share and unit	$1.12	$0.92	$0.75

(1) Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2) NSA combines OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in the Company's operating partnership are redeemable for cash or, at NSA's option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at NSA's option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. Subordinated performance units, DownREIT subordinated performance units, and LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). See footnote(1) to the following table for additional discussion of subordinated performance units, DownREIT subordinated performance units, and LTIP units in the calculation of FFO and Core FFO per share and unit.

(3) Amount for the year ended December 31, 2014 includes 2,060,711 OP units outstanding for the entire period which were issued in connection with the contribution of 65 self storage properties on April 1, 2014 by SecurCare Portfolio Holdings, LLC and SecurCare Value Properties, Ltd. (collectively, "NSA Predecessor"), entities whose principal owner is the Company's chief executive officer. For financial reporting purposes, NSA Predecessor contributions are reported as a reorganization of entities under common control whereby the contributed self storage properties are included in the Company's results of operations for the entirety of the year ended December 31, 2014 and have been recorded in the Company's financial statements at NSA Predecessor's depreciated historical cost basis.

(4) LTIP units have been excluded from the calculations of weighted average shares and units outstanding prior to April 28, 2015 because such units did not participate in distributions prior to the Company's initial public offering.

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the periods presented:

	Year Ended December 31,
	2016	2015	2014
Earnings (loss) per share - diluted	$0.31	$0.17	$—
Impact of the difference in weighted average number of shares(1)	0.11	0.02	—
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	(0.07)	(1.18)
Add real estate depreciation and amortization	0.93	1.03	1.70
Add Company's share unconsolidated venture real estate depreciation and amortization	0.03	—	—
Gain on sale of self storage properties	—	—	(0.10)
FFO attributable to subordinated performance unitholders	(0.39)	(0.38)	(0.53)
FFO per share and unit	0.99	0.77	(0.11)
Add acquisition costs, Company's share of unconsolidated real estate venture acquisition costs, organizational and offering expenses, and loss on early extinguishment of debt	0.13	0.15	0.86
Core FFO per share and unit	$1.12	$0.92	$0.75

(1) Adjustment accounts for the difference between the weighted average number of shares used to calculate diluted earnings per share and the weighted average number of shares used to calculate FFO and Core FFO per share and unit. Diluted earnings per share is calculated using the two-class method for the company's restricted common shares, the treasury stock method for certain unvested LTIP units, and includes the assumption of a hypothetical conversion of subordinated performance units and DownREIT subordinated performance units into OP units, even though such units may only be convertible into OP units (i) after a lock-out period and (ii) upon certain events or conditions. For additional information about the conversion of subordinated performance units, DownREIT subordinated performance units and LTIP units into OP units, see Note 10 to the consolidated financial statements in Item 8. The computation of weighted average shares and units for FFO and Core FFO per share and unit includes all restricted common shares and LTIP units that participate in distributions and excludes all subordinated performance units and DownREIT subordinated performance units because their effect has been accounted for through the allocation of FFO to the related unitholders based on distributions declared.

(2) Represents the effect of adjusting the numerator to consolidated net income (loss) prior to GAAP allocations for noncontrolling interests and the application of the two-class method and treasury stock method, as described in footnote (1).

NOI
We define NOI as net income (loss), as determined under GAAP, plus general and administrative expense, depreciation and amortization, interest expense, loss on early extinguishment of debt, equity in earnings (losses) of unconsolidated real estate ventures, acquisition costs, organizational and offering expenses, impairment of long-lived assets, losses on the sale of properties and non-operating expense and by subtracting management fees and other revenue, gains on sale of properties, debt forgiveness, and non-operating income. NOI is not a measure of performance calculated in accordance with GAAP.
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
The following table presents a reconciliation of net income (loss) to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$24,866	$4,796	$(16,357)
(Subtract) add:
Management fees and other revenue	(1,809)	—	—
General and administrative expenses	21,528	16,265	8,189
Depreciation and amortization	55,064	40,651	23,785
Interest expense	24,109	20,779	23,033
Equity in losses of unconsolidated real estate venture	1,484	—	—
Loss on early extinguishment of debt	136	914	1,020
Acquisition costs	6,546	4,765	9,558
Organizational and offering expenses	—	58	1,320
Gain on sale of self storage properties	—	—	(1,427)
Non-operating expense (income)	515	279	(64)
Net Operating Income	$132,439	$88,507	$49,057

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense and the Company's share of unconsolidated real estate venture depreciation and amortization. We define Adjusted EBITDA as EBITDA plus acquisition costs, the Company's share of unconsolidated real estate venture acquisition costs, organizational and offering expenses, equity-based compensation expense, losses on sale of properties, and impairment of long-lived assets; and by subtracting gains on sale of properties and debt forgiveness. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented(dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$24,866	$4,796	$(16,357)
Add:
Depreciation and amortization	55,064	40,651	23,785
Company's share of unconsolidated real estate venture depreciation and amortization	1,559	—	—
Interest expense	24,109	20,779	23,033
Loss on early extinguishment of debt	136	914	1,020
EBITDA	105,734	67,140	31,481
Add:
Acquisition costs	6,546	4,765	9,558
Company's share of unconsolidated real estate venture acquisition costs	1,006	—	—
Organizational and offering expenses	—	58	1,320
Gain on sale of self storage properties	—	—	(1,427)
Equity-based compensation expense(1)	2,597	3,027	1,468
Adjusted EBITDA	$115,883	$74,990	$42,400

(1) Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our consolidated statements of operations.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity and debt offerings, and debt financings including borrowings under the credit facility and Term Loan Facility.
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
As discussed in Note 8 to the consolidated financial statements in Item 8, as of December 31, 2016, our credit facility provides for total borrowings of $725.0 million, consisting of three components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $225.0 million Term Loan A, and (iii) a $100.0 million Term Loan B. The Revolver matures in May 2020; provided that we may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021 and the Term Loan B matures in May 2022. The Revolver, Term Loan A, and Term Loan B are not subject to any scheduled reduction or amortization payments prior to maturity.

As of December 31, 2016, $225.0 million was outstanding under the Term Loan A with an effective interest rate of 2.61%, $100.0 million was outstanding under the Term Loan B with an effective interest rate of 3.15%, and $246.5 million was outstanding under the Revolver with an effective interest rate of 2.17%. The effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings. As of December 31, 2016, we would have had the capacity to borrow the full remaining Revolver commitments of $143.6 million while remaining in compliance with the credit facility's financial covenants as described in Note 8 to the consolidated financial statements in Item 8.
As discussed in Note 15 to the consolidated financial statements in Item 8, on February 8, 2017, we entered into a second increase agreement and amendment with a syndicated group of lenders to increase the total borrowing capacity under the credit facility by $170.0 million for a total credit facility of $895.0 million, which included entry into a new $105.0 million Term Loan C.
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
As discussed in Note 8 to the consolidated financial statements in Item 8, on June 30, 2016, we entered into a credit agreement with a syndicated group of lenders to make available a Term Loan Facility in an aggregate amount of $100.0 million with an effective interest rate of 3.08% as of December 31, 2016. The Term Loan Facility matures in June 2023. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date. We have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million. We are required to comply with the same financial, customary affirmative and negative covenants under the Term Loan Facility as we are with the credit facility.
As discussed in Note 3 to the consolidated financial statements in Item 8, on October 11, 2016, we entered into open market sales agreements with four agents, pursuant to which we may sell from time to time up to $200 million of our common shares in sales deemed to be "at the market offerings". We may offer the common shares through the agents, as sales agents, or to the agents, acting as principals by means of, among others, ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.
We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
At December 31, 2016, we had $12.6 million in cash and cash equivalents and $2.8 million of restricted cash, an increase in cash and cash equivalents of $5.9 million and an increase in restricted cash of $0.1 million from December 31, 2015. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 of this report.
Cash Flows From Operating Activities
Cash provided by our operating activities was $95.1 million for the year ended December 31, 2016 compared to $51.4 million for the year ended December 31, 2015, an increase of $43.7 million. Our operating cash flow increased primarily due to 58 self storage properties acquired during the year ended December 31, 2015 that generated cash flow for the entire year ended December 31, 2016 and 107 self storage properties that were acquired during the year ended December 31, 2016. The increase in our operating cash flows from these acquisitions was partially offset by higher cash payments for interest, general and administrative expenses and acquisition costs.
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

Cash Flows From Investing Activities
Cash used in investing activities was $642.9 million for the year ended December 31, 2016 compared to $176.9 million for the year ended December 31, 2015. The primary uses of cash for the year ended December 31, 2016 were for our acquisition of 107 self storage properties for cash consideration of $532.5 million, investment in our unconsolidated real estate venture of $83.0 million, acquisition of our property management platform for $19.9 million, and capital expenditures of $11.4 million. The primary uses of cash for the year ended December 31, 2015 were for our acquisition of 58 self storage properties for cash consideration of $171.8 million, deposits of $0.7 million for assets to be acquired, and capital expenditures of $4.1 million.
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
Capital expenditures totaled $11.4 million, $4.1 million and $3.8 million during the years ended December 31, 2016, 2015 and 2014 respectively, We generally fund post-acquisition capital additions from cash provided by operating activities.
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
The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Recurring capital expenditures	$2,917	$2,365	$1,463
Revenue enhancing capital expenditures	2,641	703	312
Acquisitions capital expenditures	6,114	768	2,391
Total capital expenditures	11,672	3,836	4,166
(Increase) decrease in accrued capital spending	(254)	236	(323)
Capital expenditures per statement of cash flows	$11,418	$4,072	$3,843
Cash Flows From Financing Activities
Cash provided by our financing activities was $553.7 million for the year ended December 31, 2016 compared to $123.2 million for the year ended December 31, 2015. Our sources of financing cash flows for the year ended December 31, 2016 primarily consisted of $378.3 million of proceeds from the issuance of common shares, as discussed further below, $712.5 million of borrowings under our credit facility and $100.0 million of borrowings under our Term Loan Facility. Our primary uses of financing cash flows for the year ended December 31, 2016 were for principal payments on existing debt of $558.6 million (which included $529.0 million of principal repayments under the Revolver, $25.2 million of fixed rate mortgage principal payoffs and $4.4 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $47.0 million, and distributions to common shareholders of $26.7 million. Our sources of financing cash flows for the year ended December 31, 2015 primarily consisted of $278.1 million of proceeds from the completion of our initial public offering and $258.4 million of borrowings under our credit facility. Our primary uses of financing cash flows for the year ended December 31, 2015 were for principal payments on existing debt of $357.3 million and distributions to noncontrolling interests of $38.0 million, and distributions to common shareholders of $12.4 million.
Cash provided by our financing activities was $123.2 million for the year ended December 31, 2015 compared to $213.4 million for the year ended December 31, 2014. Our sources of financing cash flows for the year ended December 31, 2015 primarily consisted of $278.1 million of proceeds from the completion of our initial public offering, as discussed further below, and $258.4 million of borrowings under our credit facility. Our primary uses of financing cash flows for the year ended December 31, 2015 were for principal payments on existing debt of $357.3 million, distributions to noncontrolling interests of $38.0 million, and distributions to common shareholders of $12.4 million. Our sources of financing cash flows for the year ended December 31, 2014 primarily consisted of $372.8 million of borrowings under our credit facility, unsecured term loan and new mortgage financing, and subscription proceeds of $0.4 million related to the issuance of OP Units. Our primary uses of financing cash flows for the year ended December 31, 2014 were for distributions to noncontrolling interests of $12.6 million, principal payments on existing debt of $144.0 million, payments of $1.8 million for debt issuance costs, and payments of $1.7 million for costs related to our initial public offering.
Equity Transactions
As discussed in Note 3 to the consolidated financial statements in Item 8, on July 6, 2016, we closed a follow-on public offering of 12,046,250 of our common shares, which included 1,571,250 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a public offering price of $20.75 per share. We received aggregate net proceeds from the offering of approximately $237.5 million after deducting the underwriting discount and additional expenses associated with the offering. In addition, on December 16, 2016, we closed a follow-on offering of 5,175,000 of our common shares, which included 675,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at an offering price of $20.48 per share. We received aggregate net proceeds from the offering of approximately $105.5 million after deducting the underwriting discount and additional expenses associated with the offering.
During the year ended December 31, 2016, we sold 1,740,959 of our common shares through at the market offerings. The common shares were sold at an average offering price of $19.54 per share, resulting in net proceeds to us of approximately $33.6 million after deducting compensation payable by us to such agents, but before expenses.
During the year ended December 31, 2016, after receiving notices of redemption from certain holders of OP units, we elected to issue 1,125,503 common shares to such holders in exchange for 1,125,503 OP units in satisfaction of the operating partnership's redemption obligations.
In connection with the 107 properties acquired during the year ended December 31, 2016, $121.8 million of OP equity was issued or vested (consisting of 4,324,249 OP units, 1,719,389 subordinated performance units and the vesting of 45,100 LTIP units previously issued). We also assumed mortgages with balances of $61.6 million ($12.2 million of which were subsequently repaid during the year ended December 31, 2016), and paid cash of $533.2 million.
During the year ended December 31, 2016, the Company issued 67,832 OP units to the sellers of certain acquired properties in exchange for principal payment reimbursements received related to assumed mortgages associated with self storage properties acquired during the year ended December 31, 2014.
During the year ended December 31, 2016, the Company paid $26.7 million of distributions to common shareholders and distributed $47.0 million to noncontrolling interests.
In January and February 2017, we acquired five self storage properties for approximately $31.8 million. Consideration for these acquisitions included approximately $26.6 million of cash, OP equity of approximately $5.0 million (consisting of the issuance of 174,694 OP Units and 47,332 subordinated performance units), and the assumption of $0.2 million of other working capital liabilities.
On February 23, 2017, our board of trustees declared a cash dividend and distribution, respectively, of $0.24 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2017. In addition, we expect to declare a cash distribution in the first quarter of 2017 to our subordinated performance unitholders of record as of March 15, 2017. Such dividends and distributions are expected to be paid on March 30, 2017.

Contractual Obligations
The following table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments on an undiscounted basis as of December 31, 2016 (dollars in thousands):

	Year Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Debt financings:
Principal(1)	$15,103	$10,617	$4,983	$285,745	$232,509	$324,237	$873,194
Interest(2)	26,083	25,717	25,379	20,965	14,180	21,854	134,178
Real estate leasehold interests	847	852	857	902	927	25,477	29,862
Office lease	139	142	145	86	—	—	512
Total	$42,172	$37,328	$31,364	$307,698	$247,616	$371,568	$1,037,746

(1)	Includes scheduled principal and maturity payments related to our debt financings.

(2)
Interest is calculated until the maturity date (without regard to any extension that may be elected by the Company) based on the outstanding principal balance and the effective interest rate as of December 31, 2016.

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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of December 31, 2016, our operating partnership had an aggregate of $1,056.2 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of December 31, 2016, an aggregate of $179.1 million of such unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2016, each subordinated performance unit would on average hypothetically convert into 1.41 OP units, or into an aggregate of approximately 21.7 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2016. The hypothetical conversions are calculated by dividing the average CAD per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed these amounts. For example, we estimate that (assuming no further issuances of OP units or subordinated performance units and a conversion penalty of 110%) if our CAD to our OP unit holders, subordinated performance unit holders and shareholders were to grow at an annual rate of 1.0%, 3.0% or 5.0% per annum above the 2016 level in each of the two following years, each subordinated performance unit would on average be convertible into 1.43, 1.45, and 1.48 OP units, respectively, as of December 31, 2017. These estimates are provided for illustrative purposes only and may vary from series to series. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly from these estimates and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
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

Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of December 31, 2016, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of December 31, 2016, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2016, 2015 and 2014. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the U.S. economy and may increase the cost of acquiring or replacing self storage properties and related improvements, as well as real estate property taxes, employee salaries, wages and benefits, utilities, and other expenses. Because our tenant leases are month-to-month, we may be able to rapidly adjust our rental rates to minimize the adverse impact of any inflation which could mitigate our exposure to increases in costs and expenses resulting from inflation.
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
As of December 31, 2016, we had $246.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $2.5 million annually.
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
Item 8. Financial Statements and Supplementary Data
The independent registered public accounting firm's report, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See "Index to Financial Statements" on page F-1 of this Annual Report on Form 10-K.
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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of trustees, audit committee, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.
Item 9B. Other Information
On February 24, 2017, the Company entered into LTIP Unit Award Agreements (the "Award Agreements") pursuant to the Company's 2015 Equity Incentive Plan (the "Plan") with each of its executive officers, Arlen D. Nordhagen, Tamara D. Fischer, Steven B. Treadwell, and Brandon Togashi, to grant LTIP unit awards in connection with a multi-year performance-based equity incentive compensation program.
The awards are designed to align the interests of the Company's executive officers with those of the Company's shareholders in a pay-for-performance structure. The awards are structured to reward, among other things, favorable shareholder returns, the Company’s competitive position within its segment of the real estate industry and each executive officer's contribution to the Company. They are bifurcated between performance-based and time-based awards.
The performance-based awards represent the maximum amount of LTIP units that can vest contingent upon the achievement of performance criteria during the period between January 1, 2017 and December 31, 2019, which is based on the Company's total shareholder return ("TSR") relative to the TSR of the companies in the Morgan Stanley Capital International US REIT Index and the Company's TSR relative to the TSR of its peers in the self storage industry. To the extent the minimum level of performance is not achieved as set forth in the Award Agreements, no performance-based awards will vest. To the extent performance results fall between the minimum and target levels or the target and maximum levels set forth in the Award Agreements, vesting will be determined based upon linear interpolation.
The Award Agreements provide that, if an executive officer's employment is terminated by us without "cause" or by the executive officer for "good reason" (each as defined in the applicable employment agreement), or by reason of the executive officer's death or "disability" (as defined in the applicable employment agreement) prior to the completion of the vesting period, then upon the completion of the vesting period, all time-based awards will become vested and a prorated number (based on the number of days of employment during the vesting period until the termination of service, as applicable, over the number of calendar days in the vesting period) of any performance-based LTIP units that would have been awarded upon completion of the vesting period if there had not been a termination of service will become vested and any remaining portion of such awards will be forfeited, except in the event that a termination of service as described above follows a change of control which occurs after June 30, 2018, in which case all outstanding performance-based LTIP units will vest without being subject to proration.
During the vesting period, each executive officer will be entitled to receive interim distributions with respect to each performance-based LTIP unit at the maximum level equal to ten percent of the distributions paid to a holder of an equal number of OP units. Upon the completion of the vesting period, each executive officer will be entitled to receive full distributions on each performance-based LTIP unit earned equal to the distributions payable during the vesting period on an equal number of OP units less the amount of interim distributions already paid. Thereafter, each executive officer will be entitled to receive distributions on each vested LTIP unit equal to the distributions paid to a holder of an OP unit as distributions on OP units are made.
The time-based awards vest in three annual installments on January 1, 2018, January 1, 2019 and January 1, 2020, subject to the continued employment of the executive officers. During the vesting period, each executive officer will be entitled to receive distributions with respect to each time-based LTIP unit equal to each distribution paid to a holder of an OP unit as distributions on OP units are made.
The following table summarizes the maximum number of performance-based awards that may be earned by each executive officer if maximum performance is achieved and the total number of time-based awards that each executive officer may earn by January 1, 2020 under the Award Agreements:

Executive Officer	Performance-based Award	Time-based Award
Arlen D. Nordhagen	50,158	41,867
Tamara D. Fischer	22,800	19,031
Steven B. Treadwell	11,401	9,516
Brandon Togashi	6,515	5,438
The foregoing description is qualified in its entirety by reference to the Form of 2017 LTIP Unit Award Agreement, which will be filed with the Company's next quarterly report on Form 10-Q.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2016.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.
Item 14. Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2016.

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

10.7	Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with SEC on August 9, 2016, is incorporated by reference)
10.8*	First Amendment to Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP
10.9
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.10
Amended and Restated Credit Agreement dated as of May 6, 2016 by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, KeyBank National Association, as Administrative Agent, with Keybanc Capital Markets Inc. and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, and PNC Bank, National Association, as Syndication Agent and Wells Fargo Bank, National Association, and U.S. Bank National Association, as Co-Documentation Agents (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016, is incorporated herein by this reference)

10.11*
Increase Agreement, dated as of December 1, 2016, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent

10.12*
Second Increase Agreement and Amendment, dated as of February 08, 2017, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent

10.13	National Storage Affiliates Trust Equity Incentive Plan (Exhibit 10.11 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by reference)
10.14	NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.2 to the Registration Statement on Form S-11/A, filed with SEC on April 1, 2015, is incorporated herein by reference).
10.15
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

10.18
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Steven B. Treadwell (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.19*	Employment Agreement, dated January 1, 2017, by and between National Storage Affiliates Trust and Brandon Togashi
10.20	Form of Amended and Restated Restricted Share Unit Award Agreement (Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.21	Form of Amended and Restated Restricted Share Award Agreement (Exhibit 10.19 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.22
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

10.25	Form of Indemnification Agreement (Exhibit 10.7 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)
10.26
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Guardian Storage Centers, LLC, a California limited liability company d/b/a StorAmerica Management, and (iv) John Minar and David Lamb, each an individual (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.27
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Kevin Howard Real Estate, Inc., an Oregon corporation, and (iv) Kevin Howard, an individual (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.28
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iv) Optivest Properties, LLC, a California limited liability company, and (iv) Warren Allen, an individual (Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.29
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) SecurCare Self Storage, Inc. a Colorado corporation, and (iv) David Cramer, Justin Hlibichuk and Arlen Nordhagen, each an individual (Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.30
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Arizona Mini Storage Management Company, an Arizona corporation, and (iv) William F. Bohannan, Jr. and Raymond McRae, each an individual (Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.31
Facilities Portfolio Management Agreement, dated April 1, 2016, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) the property owners listed as "Deferred Management Property Owners" therein (iv) Hide-Away Storage Services, Inc., a Florida Corporation and, (v) Stephen A. Wilson, Paul Feikema, and Meisha Wilson, each an individual (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016, is incorporated herein by this reference)

10.32
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and Jefferies LLC (Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

10.33
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and Robert W. Baird & Co. Incorporated (Exhibit 1.2 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

10.34
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and Morgan Stanley & Co. LLC (Exhibit 1.3 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

10.35
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and SunTrust Robinson Humphrey, Inc. (Exhibit 1.4 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

21.1*	List of subsidiaries of National Storage Affiliates Trust
23.1*	Consent of KPMG LLP for National Storage Affiliates Trust and NSA Predecessor
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Annual Report on Form 10-K for the year ended December 31, 2016, tagged in XBRL: ((i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income (loss); (iv) consolidated statement of changes in equity; (v) consolidated statements of cash flows; (vi) notes to consolidated financial statements; and (vii) financial statement schedule (3).

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
Date: February 28, 2017

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

Signature	Title	Date
National Storage Affiliates Trust

/s/ ARLEN D. NORDHAGEN	chairman of the board of trustees, president	February 28, 2017
Arlen D. Nordhagen	and chief executive officer
(principal executive officer)

/s/ TAMARA D. FISCHER	chief financial officer	February 28, 2017
Tamara D. Fischer	(principal financial officer)

/s/ BRANDON TOGASHI	chief accounting officer	February 28, 2017
Brandon Togashi	(principal accounting officer)

/s/ GEORGE L. CHAPMAN	trustee	February 28, 2017
George L. Chapman

/s/ KEVIN M. HOWARD	trustee	February 28, 2017
Kevin M. Howard

/s/ PAUL W. HYLBERT, JR.	trustee	February 28, 2017
Paul W. Hylbert, Jr.

/s/ CHAD MEISINGER	trustee	February 28, 2017
Chad Meisinger

/s/ STEVEN G. OSGOOD	trustee	February 28, 2017
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	February 28, 2017
Dominic M. Palazzo

/s/ MARK VAN MOURICK	trustee	February 28, 2017
Mark Van Mourick

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	F-4
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014	F-5
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2016, 2015 and 2014	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F-8

Notes to the Consolidated Financial Statements	F-10

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-36

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders

National Storage Affiliates Trust:
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule, Schedule III—Real Estate and Accumulated Depreciation. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Storage Affiliates Trust as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Denver, Colorado

February 28, 2017

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2016	2015
ASSETS
Real estate
Self storage properties	$1,844,336	$1,147,201
Less accumulated depreciation	(110,803)	(68,100)
Self storage properties, net	1,733,533	1,079,101
Cash and cash equivalents	12,570	6,665
Restricted cash	2,767	2,712
Debt issuance costs, net	3,069	1,923
Investment in unconsolidated real estate venture	81,486	—
Other assets, net	44,730	8,648
Assets held for sale	13,937	—
Total assets	$1,892,092	$1,099,049
LIABILITIES AND EQUITY
Liabilities
Debt financing	$878,954	$567,795
Accounts payable and accrued liabilities	21,616	9,694
Deferred revenue	12,454	5,513
Total liabilities	913,024	583,002
Commitments and contingencies (Note 12)
Equity
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 43,110,362 and 23,015,751 shares issued and outstanding at December 31, 2016 and 2015, respectively	431	230
Additional paid-in capital	576,365	236,392
Retained (deficit) earnings	(8,719)	11
Accumulated other comprehensive income	9,025	—
Total shareholders' equity	577,102	236,633
Noncontrolling interests	401,966	279,414
Total equity	979,068	516,047
Total liabilities and equity	$1,892,092	$1,099,049

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Rental revenue	$191,178	$129,869	$74,837
Other property-related revenue	6,059	4,050	2,133
Management fees and other revenue	1,809	—	—
Total revenue	199,046	133,919	76,970
OPERATING EXPENSES
Property operating expenses	64,798	45,412	27,913
General and administrative expenses	21,528	16,265	8,189
Depreciation and amortization	55,064	40,651	23,785
Total operating expenses	141,390	102,328	59,887
Income from operations	57,656	31,591	17,083
OTHER INCOME (EXPENSE)
Interest expense	(24,109)	(20,779)	(23,033)
Loss on early extinguishment of debt	(136)	(914)	(1,020)
Equity in losses of unconsolidated real estate venture	(1,484)	—	—
Acquisition costs	(6,546)	(4,765)	(9,558)
Organizational and offering expenses	—	(58)	(1,320)
Non-operating (expense) income	(515)	(279)	64
Gain on sale of self storage properties	—	—	1,427
Other income (expense)	(32,790)	(26,795)	(33,440)
Net income (loss)	24,866	4,796	(16,357)
Net (income) loss attributable to noncontrolling interests	(6,901)	7,644	16,357
Net income (loss) attributable to National Storage Affiliates Trust	$17,965	$12,440	$—

Earnings (loss) per share - basic	$0.60	$0.80	$—
Earnings (loss) per share - diluted	$0.31	$0.17	$—

Weighted average shares outstanding - basic	29,887	15,463	1
Weighted average shares outstanding - diluted	78,747	45,409	1

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$24,866	$4,796	$(16,357)
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	6,434	(1,551)	(1,942)
Reclassification of other comprehensive loss to interest expense	2,678	1,699	1,077
Other comprehensive income (loss)	9,112	148	(865)
Comprehensive income (loss)	33,978	4,944	(17,222)
Comprehensive (income) loss attributable to noncontrolling interests	(7,272)	7,496	17,222
Comprehensive income (loss) attributable to National Storage Affiliates Trust	$26,706	$12,440	$—

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)

					Accumulated
			Additional	Retained	Other
	Common Shares		Paid-in	(Deficit)	Comprehensive	Noncontrolling	Total
	Number	Amount	Capital	Earnings	Income	Interests	Equity
Balances, December 31, 2013	1,000	$—	$—	$—	$—	$55,197	$55,197
Net OP equity issuances in business combinations:
OP units and subordinated performance units	—	—	—	—	—	142,223	142,223
LTIP units	—	—	—	—	—	3,652	3,652
Receivables for issuance of OP equity	—	—	—	—	—	(5,206)	(5,206)
Noncontrolling interests in acquired subsidiaries	—	—	—	—	—	41,297	41,297
Issuance of OP units	—	—	—	—	—	6,294	6,294
Equity-based compensation expense	—	—	—	—	—	1,468	1,468
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	2,101	2,101
Issuance of subordinated performance units for related party acquisition expenses	—	—	—	—	—	3,542	3,542
Reduction in receivables from partners of OP	—	—	—	—	—	194	194
Distributions to limited partners of OP	—	—	—	—	—	(19,436)	(19,436)
Other comprehensive loss	—	—	—	—	—	(865)	(865)
Net loss	—	—	—	—	—	(16,357)	(16,357)
Balances, December 31, 2014	1,000	—	—	—	—	214,104	214,104
Net OP equity issuances in business combinations:
OP units and subordinated performance units	—	—	—	—	—	42,113	42,113
LTIP units	—	—	—	—	—	1,402	1,402
Noncontrolling interests in acquired subsidiaries	—	—	—	—	—	21,137	21,137
Redemption of common shares	(1,000)	—	—	—	—	—	—
Issuance of common shares, net of offering costs	23,000,000	230	270,715	—	—	—	270,945
Issuance of common shares, share based compensation plans	4,751	—	—	—	—	—	—
Effect of changes in ownership for consolidated entities	—	—	(34,376)	—	—	34,376	—
Issuance of OP units	—	—	—	—	—	1,416	1,416
Equity-based compensation expense	—	—	74	—	—	2,953	3,027
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	1,020	1,020
Issuance of restricted common shares	17,210	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares	(6,210)	—	(21)	—	—	—	(21)
Reduction in receivables from partners of OP	—	—	—	—	—	1,589	1,589

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

					Accumulated
			Additional	Retained	Other
	Common Shares		Paid-in	(Deficit)	Comprehensive	Noncontrolling	Total
	Number	Amount	Capital	Earnings	Income	Interests	Equity
Common share dividends	—	—	—	(12,429)	—	—	(12,429)
Distributions to noncontrolling interests	—	—	—	—	—	(33,200)	(33,200)
Other comprehensive income	—	—	—	—	—	148	148
Net income (loss)	—	—	—	12,440	—	(7,644)	4,796
Balances, December 31, 2015	23,015,751	230	236,392	11	—	279,414	516,047
OP equity recorded in business combinations:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	120,827	120,827
LTIP units	—	—	—	—	—	814	814
Redemptions of OP units	1,125,503	11	13,004	—	(4)	(13,011)	—
Issuance of common shares, net of offering costs	18,962,209	190	376,224	—	—	—	376,414
Issuance of common shares, share based compensation plans	4,309	—	—	—	—	—	—
Effect of changes in ownership for consolidated entities	—	—	(49,349)	—	288	49,061	—
Issuance of OP units	—	—	—	—	—	1,441	1,441
Equity-based compensation expense	—	—	120	—	—	2,477	2,597
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	56	56
Issuance of restricted common shares	8,090	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares	(5,500)	—	(26)	—	—	—	(26)
Reduction in receivables from partners of OP	—	—	—	—	—	1,375	1,375
Common share dividends	—	—	—	(26,695)	—	—	(26,695)
Distributions to noncontrolling interests	—	—	—	—	—	(47,760)	(47,760)
Other comprehensive income	—	—	—	—	8,741	371	9,112
Net income	—	—	—	17,965	—	6,901	24,866
Balances, December 31, 2016	43,110,362	$431	$576,365	$(8,719)	$9,025	$401,966	$979,068

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,866	$4,796	$(16,357)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,064	40,651	23,785
Amortization of debt issuance costs	1,955	2,714	3,282
Amortization of debt discount and premium, net	(2,051)	(1,747)	495
Loss on debt extinguishment	136	414	344
Unrealized loss on fair value of derivatives	—	68	332
Gain on sale of self storage properties	—	—	(1,427)
Issuance of subordinated performance units for related party payable	—	—	2,994
LTIP units issued for acquisition expenses	56	1,020	1,460
Equity-based compensation expense	2,597	3,027	1,468
Equity in losses of unconsolidated real estate venture	1,484	—	—
Distributions from unconsolidated real estate venture	730	—	—
Change in assets and liabilities, net of effects of business combinations:
Restricted cash	437	1,076	1,051
Other assets	(1,994)	(680)	(271)
Accounts payable and accrued liabilities	8,386	269	(126)
Deferred revenue	3,417	(198)	(607)
Net Cash Provided by Operating Activities	95,083	51,410	16,423
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(532,529)	(171,822)	(217,939)
Capital expenditures	(11,418)	(4,072)	(3,843)
Investments in unconsolidated real estate venture	(82,950)	—	—
Note receivable from PROs	—	—	(12,813)
Acquisition of property management platform	(19,943)	—	—
Deposits and advances for self storage property and other acquisitions	(345)	(738)	(913)
Expenditures for corporate furniture, equipment and other	(527)	(418)	(146)
Change in restricted cash designated for capital expenditures	17	141	662
Net proceeds from sale of self storage properties	4,823	—	2,993
Net Cash Used In Investing Activities	(642,872)	(176,909)	(231,999)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	378,281	278,070	—
Borrowings under debt financings	812,500	258,443	372,839
Proceeds from issuance of OP units and subordinated performance units	—	—	438
Receipts for OP unit subscriptions	1,344	1,015	—
Collection of receivables from issuance of OP equity	930	774	89
Principal payments under debt financings	(558,597)	(357,273)	(143,970)

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2016	2015	2014
Payment of dividends to common shareholders	(26,695)	(12,429)	—
Distributions to noncontrolling interests	(47,005)	(37,992)	(12,567)
NSA Predecessor distributions and other	—	—	34
Change in restricted cash for financing activity	—	(167)	—
Debt issuance costs	(5,665)	(1,848)	(1,774)
Equity offering costs	(1,399)	(5,438)	(1,700)
Net Cash Provided by Financing Activities	553,694	123,155	213,389
Increase (Decrease) in Cash and Cash Equivalents	5,905	(2,344)	(2,187)
CASH AND CASH EQUIVALENTS
Beginning of year	6,665	9,009	11,196
End of year	$12,570	$6,665	$9,009

Supplemental Cash Flow Information
Cash paid for interest	$23,313	$20,206	$18,771
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in business combinations:
Issuance of OP units and subordinated performance units	$120,952	$42,113	$137,017
Deposits on acquisitions applied to purchase price	631	745	—
LTIP units vesting upon acquisition of properties	814	1,402	3,652
Assumption of mortgages payable	61,628	73,498	65,816
Note payable to related party to settle assumed mortgages	—	5,342	—
Other net liabilities assumed	4,817	511	2,403
OP units in exchange for receivable from seller	—	—	5,206
Notes receivable settled upon acquisition of properties	—	1,778	11,035
Fair value of noncontrolling interests in acquired subsidiaries	—	21,137	41,297
Issuance of OP unit subscription liability through reduced distributions	1,441	1,416	5,863
Settlement of acquisition receivables through reduced distributions	445	1,473	105
Increase in lender participation liability and related discount	—	—	770
Increase in OP unit subscription liability through reduced distributions	310	498	—
Increase (decrease) in payables for deferred offering costs	593	(1,379)	1,418
Settlement of offering expenses from equity issuance proceeds	11,673	20,930	—

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS
National Storage Affiliates Trust was organized in the state of Maryland on May 16, 2013 and is a fully integrated, self-administered and self-managed real estate investment trust focused on the self storage sector. As used herein, "NSA," the "Company," "we," "our," and "us" refers to National Storage Affiliates Trust and its consolidated subsidiaries, except where the context indicates otherwise. The Company completed its initial public offering on April 28, 2015 and has elected and believes that it has qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") commencing with its taxable year ended December 31, 2015.
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas ("MSAs") in the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of its operating partnership, the Company's operating partnership is authorized to issue Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated limited partnership subsidiaries of its operating partnership, which we refer to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
The Company owned 382 self storage properties in 20 states with approximately 23.1 million rentable square feet in approximately 184,000 storage units as of December 31, 2016. These properties are managed with local operational focus and expertise by the Company's participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), and Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away").
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP").
Principles of Consolidation
The Company's consolidated financial statements include the accounts of its operating partnership and its controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation of entities.
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
During the year ended December 31, 2016, the Company adopted Accounting Standards Update ("ASU") 2015-02 and concluded that although its operating partnership and all DownREIT partnerships now meet the criteria as a VIE, no change was required to the Company's accounting for any of its interests in less than wholly owned DownREIT partnerships or its operating partnership. The sole significant asset of National Storage Affiliates Trust is its investment in its operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of its operating partnership. Accordingly, there has been no change to the recognized amounts in the Company's consolidated balance sheets and statements of operations or amounts reported in the Company's consolidated statements of cash flows from the Company's adoption of ASU 2015-02.

As of December 31, 2016, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $256.8 million and $262.6 million as of December 31, 2016 and December 31, 2015, respectively. For the DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $41.4 million and $43.2 million as of December 31, 2016 and December 31, 2015, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
Noncontrolling Interests
All of the limited partner equity interests in its operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than the Company's operating partnership. In the consolidated statements of operations, the Company allocates net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to National Storage Affiliates Trust.
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
When a self storage property is acquired, the purchase price of the acquired self storage property is allocated to land, buildings and improvements, furniture and equipment, customer in-place leases, assumed real estate leasehold interests, other assets acquired and liabilities assumed, based on the estimated fair value of each component. When a portfolio of self storage properties is acquired, the purchase price is allocated to the individual self storage properties based on the fair value determined using an income approach with appropriate risk-adjusted capitalization rates, which take into account the relative size, age and location of the individual self storage properties.
Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances in financial institutions in excess of federally insured limits. The Company has never experienced a loss that resulted from exceeding federally insured limits.
Restricted Cash
The Company's restricted cash consists of escrowed funds deposited with financial institutions for real estate taxes, insurance and other reserves for capital improvements in accordance with the Company's loan agreements.
Customer In-place Leases
In allocating the purchase price for a self storage property acquisition, the Company determines whether the acquisition includes intangible assets. The Company allocates a portion of the purchase price to an intangible asset attributed to the value of customer in-place leases. This intangible asset is amortized to expense using the straight-line method over 12 months, the estimated average rental period for the Company's customers. Amortization expense for customer in-place leases amounted to $12.0 million, $12.0 million and $8.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. Substantially all of the leases in place at acquired properties are at market rates, as the leases are month-to-month contracts.

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
Revenue Recognition
Management has determined that all of the Company's leases are operating leases. Substantially all leases may be terminated on a month-to-month basis and rental income is recognized ratably over the lease term using the straight-line method. Rents received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Promotional discounts and other incentives are recognized as a reduction to rental income over the applicable lease term. Other property-related revenue consists of ancillary revenues such as tenant insurance-related access fees and commissions and sales of storage supplies which are recognized in the period earned.
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
The Company earns management and other fees for managing and operating its unconsolidated real estate venture. These fees include property management fees, call center fees, platform fees, acquisition fees, development fees and a portion of tenant warranty protection proceeds. The Company recognizes these fees when they are earned, fixed and determinable. The fees are reported in management fees and other revenue in the Company's consolidated statements of operations.
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $3.1 million, $2.4 million and $1.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Acquisition Costs, Organizational and Offering Expenses
The Company incurs title, legal and consulting fees, and other costs associated with the completion of acquisitions. Such costs are included in acquisition costs in the accompanying statements of operations in the period in which they are incurred. The Company also incurs legal fees and filing fees in connection with the organization of the Company and its consolidated subsidiaries, which are charged to expense in the period incurred.
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
Income Taxes
Through December 31, 2014, the Company did not have a profit and loss sharing interest in its operating partnership and did not have any other operations that were subject to taxation. Accordingly, the Company did not generate a federal income tax benefit or expense for the period from its inception through December 31, 2014.

The Company has elected and qualified to be taxed as a REIT under sections 856 through 860 of the U.S. Internal Revenue Code (the "Code") commencing with the taxable year ended December 31, 2015. To qualify as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax on the earnings distributed currently to its shareholders that it derives from its REIT qualifying activities. If the Company fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain provisions set forth in the Code, all of the Company's taxable income would be subject to federal and state income taxes at regular corporate rates, including any applicable alternative minimum tax.
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
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2016 and 2015.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2016 and 2015. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; due to the Company's recent formation, the 2013 tax year is the earliest period that remains open to examination by these taxing jurisdictions.
Earnings per Share
Basic earnings per share is calculated based on the weighted average number of the Company's common shares of beneficial interest, $0.01 par value per share ("common shares"), outstanding during the period. Diluted earnings per share is calculated by further adjusting for the dilutive impact using the treasury stock method for any share options and unvested share equivalents outstanding during the period and the if-converted method for any convertible securities outstanding during the period.
As more fully described below under "–Allocation of Net Income (Loss)", the Company allocates GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, which could result in net income (or net loss) attributable to National Storage Affiliates Trust during a period when the Company reports consolidated net loss (or net income), or net income (or net loss) attributable to National Storage Affiliates Trust in excess of the Company's consolidated net income (or net loss). The computations of basic and diluted earnings (loss) per share may be materially affected by these disproportionate income (loss) allocations, resulting in volatile fluctuations of basic and diluted earnings (loss) per share.
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

Derivative Financial Instruments
The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The use of derivative instruments has been limited to interest rate swap and cap agreements. The fair values of derivative instruments are included in other assets and accounts payable and accrued liabilities in the accompanying balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company's balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings.
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
Investments in Unconsolidated Real Estate Venture
The Company’s investment in its unconsolidated real estate venture is recorded under the equity method of accounting in the accompanying consolidated financial statements.
Under the equity method, the Company’s investment in real estate venture is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings (losses) is recognized based on the Company’s ownership interest in the earnings (losses) of the unconsolidated real estate venture. The Company follows the "look through" approach for classification of distributions from joint ventures in its consolidated statements of cash flows. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., proceeds from the unconsolidated real estate venture’s sale of assets), in which case it is reported as an investing activity.
Segment Reporting
The Company manages its business as one reportable segment consisting of investments in self storage properties located in the United States. Although the Company operates in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics amongst all markets.
Reclassifications
Certain amounts in the consolidated financial statements and related notes have been reclassified to conform to the current year presentation. Such reclassifications do not impact the Company's previously reported financial position or net income (loss).
Allocation of Net Income (Loss)
The distribution rights and priorities set forth in the operating partnership's LP Agreement differ from what is reflected by the underlying percentage ownership interests of the unitholders. Accordingly, the Company allocates GAAP income (loss) utilizing the HLBV method, in which the Company allocates income or loss based on the change in each unitholders' claim on the net assets of the Company's operating partnership at period end after adjusting for any distributions or contributions made during such period. The HLBV method is commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage.
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
Other Comprehensive Income (Loss)
The Company has cash flow hedge derivative instruments that are measured at fair value with unrealized gains or losses recognized in other comprehensive income (loss) with a corresponding adjustment to accumulated other comprehensive income (loss) within equity, as discussed further in Note 13. Under the HLBV method of allocating income (loss) discussed above, a calculation is prepared at each balance sheet date by applying the HLBV method including, and excluding, the assets and liabilities resulting from the Company's cash flow hedge derivative instruments to determine comprehensive income (loss) attributable to National Storage Affiliates Trust. As a result of the distribution rights and priorities set forth in the operating partnership's LP Agreement, in any given period, other comprehensive income (loss) may be allocated disproportionately to unitholders as compared to their respective ownership percentage in the operating partnership and as compared to their respective allocation of net income (loss).
Assets Held For Sale
The Company classifies properties as held for sale when certain criteria are met. At such time, the properties, including significant assets and liabilities that are expected to be transferred as part of a sale transaction, are presented separately on the consolidated balance sheet at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized. As of December 31, 2016, the Company had two self storage properties classified as held for sale. These properties were part of a larger portfolio of properties acquired during 2016 whereby the Company decided during the underwriting process to pursue the sale of certain properties following the acquisition. As of December 31, 2015 the Company had no self storage properties classified as held for sale. The results of operations for the self storage properties classified as held for sale are reflected within income from operations in the Company's consolidated statements of operations.
Goodwill
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates goodwill for potential impairment annually, or whenever impairment indicators are present. The Company determined that there was no impairment to goodwill during the year ended December 31, 2016.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2018, with early application permitted for the Company on January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. ASU 2014-09 does not apply to leases and the Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. Although the Company has not yet selected a transition method, as ASU 2014-09 does not impact lessor accounting, the Company does not believe the adoption of ASU 2014-09 will significantly impact its accounting for rental revenue.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which modifies the current consolidation guidance. Under this guidance, limited partnerships may no longer be viewed as VIEs if the limited partners hold certain rights over the general partner. Alternatively, limited partnerships not previously viewed as VIEs may now be considered VIEs in the absence of such rights. The Company adopted ASU 2015-02 during the year ended December 31, 2016, as more fully described above, see "–Principles of Consolidation".
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest, which requires the presentation of debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities. In August 2015, the FASB issued ASU 2015-15 that permits debt issuance costs related to line-of-credit arrangements to be presented as an asset and amortized over the term of the line-of-credit arrangement regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASUs 2015-03 and 2015-15 as of January 1, 2016. The adoption resulted in the reclassification of certain debt issuance costs from assets to a reduction in the carrying amount of the Company's debt financings applied retrospectively to all periods. These reclassifications totaled $5.1 million and $2.8 million as of December 31, 2016 and December 31, 2015, respectively. Debt issuance costs related to the Company's revolving line of credit (the "Revolver") remain classified within "Debt issuance costs, net" in the Company's consolidated balance sheets.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt ASU 2016-15 in 2017 for the annual and interim reporting periods beginning after December 31, 2016 and does not expect the adoption to have a significant impact on its consolidated statements of cash flows.
In November 2016, the FASB issued an ASU 2016-18, Statement of Cash Flows - Restricted Cash, that requires the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. As of December 31, 2016 and 2015, the Company had $2.8 million and $2.7 million of restricted cash, respectively. The Company plans to adopt ASU 2016-18 in 2017 for the annual and interim reporting periods beginning after December 31, 2016. Upon adoption of ASU 2016-18, restricted cash balances will be included along with cash and cash equivalents in the Company's consolidated statement of cash flows and separate line items showing changes in restricted cash balances will be eliminated from the Company's consolidated statements of cash flows.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business and provides an amended framework for determining whether a transaction involves an asset or a business. The Company expects that most of its acquisitions of self storage properties will qualify as asset acquisitions under ASU 2017-01 which permits the capitalization of acquisition costs to the basis of the acquired properties. ASU 2017-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted. The Company plans to adopt ASU 2017-01 in 2017 for the annual and interim reporting periods beginning after December 31, 2016.
3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
The Company completed its initial public offering on April 28, 2015, pursuant to which it sold 23,000,000 of its common shares, at a price of $13.00 per share, which included 3,000,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional shares. These transactions resulted in net proceeds to the Company of approximately $278.1 million, after deducting the underwriting discount and before additional expenses associated with the offering.
Common Share Offerings
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
On December 16, 2016, the Company closed a follow-on offering of 5,175,000 of its common shares, which included 675,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at an offering price of $20.48 per share. The Company received aggregate net proceeds from the offering of approximately $105.5 million after deducting the underwriting discount and additional expenses associated with the offering.
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
During the year ended December 31, 2016, the Company sold 1,740,959 of its common shares through the ATM program. The common shares were sold at an average offering price of $19.54 per share, resulting in net proceeds to the Company of approximately $33.6 million after deducting compensation payable by the Company to such agents, but before expenses.
Noncontrolling Interests
All of the limited partner equity interests in the Company's operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than the Company's operating partnership. NSA is the general partner of its operating partnership and is authorized to cause its operating partnership to issue additional partner interests, including OP units and subordinated performance units, at such prices and on such other terms as it determines in its sole discretion. While the Company controls its operating partnership and manages the daily operations of its operating partnership's business, the Company did not have an ownership interest or share in its operating partnership's profits and losses prior to the completion of the Company's initial public offering.

As of December 31, 2016 and 2015, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2016	2015
OP units	26,125,444	21,556,006
Subordinated performance units	11,022,378	9,302,989
LTIP units	1,543,905	2,784,761
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	44,913,512	39,865,541
OP Units and DownREIT OP units
OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for common shares on a one-for-one basis, and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case. The holders of OP units are generally not entitled to elect redemption until one year after the later of the closing of the Company's initial public offering or the issuance of the OP units. The holders of DownREIT OP units are generally not entitled to elect redemption until five years after the date of the contributor's initial contribution. Accordingly, these limited partner interests are included in noncontrolling interests within equity in the accompanying balance sheets as of December 31, 2016 and 2015.
The increase in OP Units outstanding from December 31, 2015 to December 31, 2016 was due to 4,392,081 OP units issued in connection with the acquisition of self storage properties and 1,302,860 LTIP units which were converted into OP units, as discussed further below, partially offset by the redemption of 1,125,503 OP units.
Subordinated Performance Units and DownREIT Subordinated Performance Units
Subordinated performance units may also, under certain circumstances, be convertible into OP units which are exchangeable for common shares as described above, and DownREIT subordinated performance units may, under certain circumstances, be exchangeable for subordinated performance units on a one-for-one basis. Subordinated performance units are only convertible into OP units after a two year lock-out period and then generally (i) at the holder’s election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at the Company's election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations. The holders of DownREIT subordinated performance units are generally not entitled to elect redemption until at least five years after the date of the contributor's initial contribution.
The increase in subordinated performance units outstanding from December 31, 2015 to December 31, 2016 was related to the acquisition of self storage properties.
LTIP Units
LTIP units are a special class of partnership interest in the Company's operating partnership that allow the holder to participate in the ordinary and liquidating distributions received by holders of the OP units (subject to the achievement of specified levels of profitability by the Company's operating partnership or the achievement of certain events). LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above.
LTIP units were first granted under the 2013 Long-Term Incentive Plan (the "2013 Plan"). Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times through January 1, 2019. LTIP units do not have full parity with OP units with respect to liquidating distributions and do not receive ordinary distributions until such parity is reached pursuant to the terms of the LP Agreement. If such parity is reached under the LP Agreement, upon vesting, vested LTIP units may be converted into an equal number of OP units, and thereafter have all the rights of OP units, including redemption rights. See Note 9 for additional information about the Company's LTIP Units.

The decrease in LTIP units outstanding from December 31, 2015 to December 31, 2016 was due to the conversion of 1,302,860 LTIP units into 1,302,860 OP units and the forfeiture of 118,300 LTIP units, partially offset by the issuance of 180,304 compensatory LTIP units to employees, consultants and trustees.
Distributions
The Company is entitled to cause its operating partnership to make distributions to OP unit holders and subordinated performance unit holders in its operating partnership from time to time in its sole discretion. To the extent distributions are made, the holders of OP units are entitled to receive distributions with respect to all of the Company's self storage property portfolio and the holders of each series of subordinated performance units are entitled to receive distributions with respect to the portfolio of self storage properties to which the series of subordinated performance units relates. To the extent that there is available operating cash flow or capital transaction proceeds, subject to maintaining the Company's qualification as a REIT, the Company may cause its operating partnership to make distributions.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	December 31,
	2016	2015
Land	$456,135	$315,867
Buildings and improvements	1,383,603	829,093
Furniture and equipment	4,598	2,241
Total self storage properties	1,844,336	1,147,201
Less accumulated depreciation	(110,803)	(68,100)
Self storage properties, net	$1,733,533	$1,079,101
Depreciation expense related to self storage properties amounted to $42.7 million, $28.5 million and $15.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE
During the year ended December 31, 2016, the Company, through a newly formed subsidiary (the "NSA Member"), entered into an agreement (the "Agreement") to form a joint venture (the "Joint Venture") with a state pension fund (the "JV Investor," together with the NSA Member, the "Members") advised by Heitman Capital Management LLC to acquire and operate the "iStorage" facilities portfolio (the "JV Portfolio") for an aggregate purchase price of approximately $630.0 million (the "Acquisition"). The JV Portfolio consists of 66 properties containing approximately 4.5 million rentable square feet, configured in approximately 36,000 storage units and located across 12 states.
On October 4, 2016, the Joint Venture completed its acquisition of the JV Portfolio. The Joint Venture financed the Acquisition with approximately $320.0 million in equity (approximately $80.0 million from the NSA Member in exchange for a 25% ownership interest and approximately $240.0 million from the JV Investor in exchange for a 75% ownership interest) with the balance of the purchase price funded using proceeds from new debt financing. A subsidiary of the Company is acting as the non-member manager of the Joint Venture (the "NSA Manager"). The NSA Manager directs, manages and controls the day-to-day operations and affairs of the Joint Venture but may not cause the Joint Venture to make certain major decisions involving the business of the Joint Venture without the consent of all of the Members, including the approval of annual budgets, sales and acquisitions of properties, financings, and certain actions relating to bankruptcy.
The Joint Venture pays certain customary fees to the Company for managing and operating the properties, including a monthly property management fee equal to 6% of gross revenues and net sales revenues from Joint Venture assets, an annual call center fee equal to 1% of monthly gross revenues and net sales revenues from Joint Venture assets, a monthly platform fee equal to $1,250 per Joint Venture property, an acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original JV Portfolio, of which one quarter is earned each year over the first four years of the Joint Venture, with an additional fee determined on a sliding scale for future acquisitions, and a development management fee for any development projects acquired by the Joint Venture equal to 3% of construction costs (excluding "soft costs"). An affiliate of the NSA Manager provides tenant warranty protection to tenants at the Joint Venture properties in exchange for 50% of all proceeds from the tenant warranty protection program at each Joint

Venture property. During the year ended December 31, 2016, the Company earned $1.8 million of management and other fees for managing and operating its unconsolidated real estate venture. The fees are reported in management fees and other revenue in the Company's consolidated statements of operations.
The Company's investment in the Joint Venture is accounted for using the equity method of accounting and is included in investment in unconsolidated real estate venture in the Company’s consolidated balance sheets. The Company's investment in the unconsolidated real estate venture totaled $81.5 million as of December 31, 2016. This investment includes $3.2 million of direct costs incurred by the Company primarily related to sourcing a joint venture partner. Due to the nature of these costs, this additional investment basis is not amortized.
The Company’s earnings (losses) from its investment in the Joint Venture is presented in equity in losses of unconsolidated real estate venture on the Company’s consolidated statements of operations and totaled $1.5 million for the year ended December 31, 2016.
Condensed financial information of the Joint Venture as of December 31, 2016 and for the year ended December 31, 2016 follows (in thousands):

December 31, 2016
ASSETS
Self storage properties, net	$614,754
Other assets	19,936
Total assets	$634,690
LIABILITIES AND EQUITY
Debt financing	$317,047
Other liabilities	4,498
Equity	313,145
Total liabilities and equity	$634,690

Year Ended December 31, 2016
Total revenue	$12,197
Property operating expenses	3,850
Net operating income	8,347
Supervisory, administrative and other expenses	(949)
Depreciation and amortization	(6,235)
Interest expense	(2,823)
Acquisition and other expenses	(4,277)
Net loss	$(5,937)

Separately, the Company, through certain newly formed subsidiaries, agreed to acquire the iStorage property management platform related to the JV Portfolio, including a property management company, a captive insurance company, and related intellectual property for $20.0 million. On October 4, 2016, the Company completed its acquisition of the property management platform. The property management platform was accounted for as a business combination whereby the Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to tangible fixed assets of $0.4 million and intangible assets consisting of the management contract with an estimated fair value of $10.6 million and the iStorage trade name with an estimated fair value of $3.2 million. The excess of the aggregate consideration paid for the property management platform over the identified assets acquired and liabilities assumed, equal to $5.8 million, was allocated to goodwill. The tangible and intangible assets related to the property management platform are reported in other assets, net in the Company's consolidated balance sheets.
The Company’s fair value measurements were based, in part, on valuations prepared by an independent valuation firm and the allocation of the property management platform purchase price required a significant amount of judgment. The Company measured the fair value of the management contract based on discounted future cash flows expected under the management contract. Neither the management contract nor the Joint Venture have a finite term. Accordingly, the Company assigned probabilities to the term of the Joint Venture and the Company’s management relationship with the Joint Venture using the Company’s best estimates and assumptions. The management contract asset is charged to amortization expense on a straight-line basis over 15 years, which represents the time period over which the majority of value was attributed in the Company’s discounted cash flow model. The Company measured the fair value of the trade name, which has an indefinite life and is not amortized, using the relief from royalty method.
The results of operations for the property management platform are included in the Company's statements of operations beginning on October 4, 2016. On an unaudited pro forma basis, after giving effect to the acquisition of the property management platform as if it was acquired on January 1, 2015, the Company would have recorded incremental additional revenue of $4.9 million and $6.3 million for the years ended December 31, 2016 and 2015, respectively, and incremental net income of $0.6 million and $0.7 million for the years ended December 31, 2016 and 2015, respectively. This pro forma information was prepared using the following significant assumptions: the Joint Venture acquired the JV Portfolio and the management contract was effective on January 1, 2015; the Company financed the purchase price of the property management platform through borrowings under its Revolver with interest computed based on the effective interest rate of 2.17% as of December 31, 2016; and assumed depreciation and amortization expense is based on the actual acquisition-date fair values and useful lives assigned to tangible fixed assets and the management contract.
The unaudited pro forma information in the paragraph above does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The pro forma information was prepared using audited and unaudited historical financial information related to the JV Portfolio obtained by the Company as part of its underwriting and due diligence process and does not give effect to any assumptions about improved operating performance of the JV Portfolio under the management of the NSA Manager nor does it give effect to potential property acquisitions by the Joint Venture, as such assumptions would require projections and estimates of management’s intentions that are not factually supportable.
6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
The Company acquired 107 self storage properties with an estimated fair value of $721.4 million during the year ended December 31, 2016 and 58 self storage properties with an estimated fair value of $313.0 million during the year ended December 31, 2015. During the year ended December 31, 2016, 23 self storage properties with an estimated fair value of $176.3 million were acquired by the Company from the its PROs. During the year ended December 31, 2015, 25 self storage properties with an estimated fair value of $134.4 million were acquired by the Company from its PROs, and 13 self storage properties with an estimated fair value of $65.3 million were acquired by us from an entity which is managed by a member of the Company's board of trustees.
The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed for these self storage property acquisitions. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $17.7 million and $8.5 million during the years ended December 31, 2016 and 2015, respectively, resulting in a total fair value of $703.7 million and $304.5 million allocated to real estate during the years ended December 31, 2016 and 2015, respectively.

The following table summarizes, by calendar quarter, the consideration for the self storage properties acquired by the Company during the years ended December 31, 2016 and 2015 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:
		Summary of Consideration
	Number of Properties		Value of OP Equity(1)	Settlement of Note Receivable	Liabilities Assumed (Assets Acquired)		Noncontrolling Interests(3)	Total Fair Value
		Cash			Mortgages(2)	Other
3/31/2016	17	$63,300	$19,068	$—	$5,861	$584	$—	$88,813
6/30/2016	25	61,263	80,986	—	55,767	1,212	—	199,228
9/30/2016	34	199,890	4,841	—	—	896	—	205,627
12/31/2016	31	208,707	16,871	—	—	2,125	—	227,703
Total	107	$533,160	$121,766	$—	$61,628	$4,817	$—	$721,371

3/31/2015	6	$6,991	$8,954	$1,778	$16,442	$70	$6,770	$41,005
6/30/2015	21	41,277	22,971	—	30,547	288	—	95,083
9/30/2015	15	84,673	10,188	—	2,866	512	8,327	106,566
12/31/2015	16	39,626	1,402	—	23,643	(359)	6,040	70,352
Total	58	$172,567	$43,515	$1,778	$73,498	$511	$21,137	$313,006

(1)	Value of OP equity represents the fair value of OP units, subordinated performance units, and LTIP units.

(2)	Includes fair value of debt adjustment for assumed mortgages of approximately $7.2 million and $2.2 million during the years ended December 31, 2016 and 2015, respectively.

(3)
Represents the fair value of noncontrolling interests associated with self storage properties acquired in DownREIT partnerships. The Company estimates the portion of the fair value of the net assets owned by noncontrolling interests based on the fair value of the real estate and debt assumed.

The results of operations for these self storage acquisitions are included in the Company's statements of operations beginning on the respective closing date for each acquisition. The accompanying statements of operations includes aggregate revenue of $35.6 million and operating income of $3.7 million related to the 107 self storage properties acquired during the year ended December 31, 2016. For the year ended December 31, 2015, the accompanying statements of operations includes aggregate revenue of $19.3 million and operating income of $2.4 million related to the 58 self storage properties acquired during such period. Acquisition costs in the accompanying statements of operations include consulting fees, transaction expenses, and other costs related to business combinations, which amounted to $6.5 million and $4.8 million for the years ended December 31, 2016 and 2015, respectively.
Unaudited Pro Forma Financial Information
The unaudited pro forma financial information set forth below reflects adjustments to the historical data of the Company to give effect to the acquisitions and related financing activities for (i) 100 of the 107 self storage properties acquired during the year ended December 31, 2016, as if the acquisitions had occurred on January 1, 2015 (unaudited pro forma financial information is not presented for seven of the self storage properties acquired during the year ended December 31, 2016 since the information required is not available to the Company), (ii) 42 of the 58 self storage properties that were acquired during the year ended December 31, 2015, as if each acquisition had occurred on January 1, 2014 (unaudited pro forma financial information is not presented for 16 of the self storage properties acquired during the year ended December 31, 2015 since the information required is not available to the Company), and (iii) each of the 83 self storage property acquisitions that occurred during the year ended December 31, 2014, as if each had occurred on January 1, 2013.

As described in greater detail above, given that certain information with respect to the self storage properties the Company acquired during the years ended December 31, 2016 and 2015 is not available to the Company, readers of these consolidated financial statements and investors are cautioned not to place undue reliance on the Company's unaudited pro forma financial information. The unaudited pro forma information presented below does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. The following table summarizes on an unaudited pro forma basis the results of operations for the years ended December 31, 2016, 2015, and 2014 (dollars in thousands):

	Unaudited
	2016	2015	2014
Pro forma revenue:
Historical results	$199,046	$133,919	$76,970
2016 Acquisitions(1)	35,479	61,199	—
2015 Acquisitions(2)	—	9,462	22,596
2014 Acquisitions	—	—	28,377
Total	$234,525	$204,580	$127,943
Pro forma net income (loss): (3)
Historical results	$24,866	$4,796	$(16,357)
2016 Acquisitions(1)	15,343	(23,105)	—
2015 Acquisitions(2)	—	10,403	(7,258)
2014 Acquisitions	—	—	21,395
Total	$40,209	$(7,906)	$(2,220)

(1)
Reflects 100 of the 107 self storage properties acquired during this period because the information required with respect to the seven remaining properties acquired during this period is not available to the Company.

(2)
Reflects [42] of the [58] self storage properties acquired during this period because the information required with respect to the [16] remaining properties acquired during this period is not available to the Company.

(3)
Significant assumptions and adjustments in preparation of the pro forma information include the following: (i) for the cash portion of the purchase price for self storage properties acquired subsequent to December 31, 2016 and during the year ended December 31, 2016, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 2.17% as of December 31, 2016; (ii) for the cash portion of the purchase price for properties acquired during the year ended December 31, 2015, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 2.03% as of December 31, 2015; (iii) for the cash portion of the purchase price for properties acquired during the year ended December 31, 2014, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 2.66% as of December 31, 2014; (iv) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; (v) for acquisition costs of $6.5 million incurred during the year ended December 31, 2016, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2015; and (vi) for acquisition costs of $4.8 million incurred during the year ended December 31, 2015, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2014. For acquisition costs of $9.6 million incurred during the year ended December 31, 2014, pro forma adjustments give effect to these expenses as if they were incurred on January 1, 2013.

Dispositions
In December 2016, the Company sold to an unrelated third party one of the self storage properties acquired as part of a larger portfolio of self storage properties acquired during the year ended December 31, 2016. The gross sales price was $4.9 million and the Company did not recognize any gain or loss on the sale.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2016	2015
Customer in-place leases, net of accumulated amortization of $7,831 and $4,312, respectively	$9,374	$4,209
Receivables:
Trade, net	1,898	1,093
PROs and other affiliates	601	232
Receivable from unconsolidated real estate venture	1,093	—
Property acquisition deposits	477	763
Interest rate swaps	8,742	331
Prepaid expenses and other	1,879	1,486
Corporate furniture, equipment and other, net	1,243	534
Trade name	3,200	—
Management contract, net of accumulated amortization of $148	10,473	—
Goodwill	5,750	—
Total	$44,730	$8,648
8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2016 and 2015 is summarized as follows (dollars in thousands):

	Interest	December 31,
	Rate (1)	2016	2015
Credit Facility:
Revolving line of credit	2.17%	$246,500	$187,975
Term loan A	2.61%	225,000	200,000
Term loan B	3.15%	100,000	—
Term loan facility	3.08%	100,000	—
Fixed rate mortgages payable	4.07%	201,694	176,911
Total principal		873,194	564,886
Unamortized debt issuance costs and debt premium, net		5,760	2,909
Total debt		$878,954	$567,795

(1)
Represents the effective interest rate as of December 31, 2016. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
The Company has an unsecured credit facility with a syndicated group of lenders. As of December 31, 2016, the borrowing capacity of the credit facility was $725.0 million which consisted of three components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $400.0 million, whereby the Company may borrow, repay and re-borrow amounts under the Revolver, (ii) a $225.0 million tranche A term loan facility (the "Term Loan A"), and (iii) a $100.0 million tranche B term loan facility (the "Term Loan B" and together with the Revolver and the Term Loan A, the "credit facility"). The Revolver matures in May 2020; provided that the Company may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021 and the Term Loan B matures in May 2022. The Revolver, Term Loan A, and Term Loan B are not subject to any scheduled reduction or amortization payments prior to maturity.
Interest rates applicable to loans under the credit facility is determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the credit facility is leverage based and range from 1.35% to 2.15% for LIBOR loans and 0.35% to 1.15% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the credit facility is subject to the rating based on applicable margins ranging from 0.85% to 2.30% for LIBOR Loans and 0.00% to 1.30% for base rate loans. The Company is also required to pay the following usage based fees ranging from 0.15% to 0.25% with respect to the unused portion of the Revolver; provided that if the Company makes an investment grade pricing election as described in the preceding sentence, the Company will be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees.
As of December 31, 2016, the Company had outstanding letters of credit totaling $9.9 million and would have had the capacity to borrow remaining Revolver commitments of $143.6 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the credit facility:
•Maximum total leverage ratio not to exceed 60%
•Minimum fixed charge coverage ratio of at least 1.5x
•Minimum net worth of at least $682.6 million plus 75% of future equity issuances
•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2016, the Company was in compliance with all such covenants.
As discussed in Note 15, on February 8, 2017, the Company entered into a second increase agreement and amendment with a syndicated group of lenders to increase the total borrowing capacity under the credit facility by $170.0 million for a total credit facility of $895.0 million, which included entry into a new $105.0 million tranche C term loan facility (the "Term Loan C"). The Company continues to have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.0 billion. References to the "credit facility" include Term Loan C for all dates as of and after February 8, 2017.
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
The Company is required to comply with the same financial covenants under the Term Loan Facility as it is with the credit facility. In addition, the terms of the Term Loan Facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through October 2031, and have effective interest rates that range from 2.55% to 5.00%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity. As discussed in Note 6, the Company assumed fixed rate mortgages of $61.6 million in connection with 17 of the properties acquired during the year ended December 31, 2016 and $73.5 million in connection with 31 of the properties acquired during the year ended December 31, 2015. The Company repaid $12.2 million and $34.7 million of these assumed mortgages during the years ended December 31, 2016 and 2015, respectively.
Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2016, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
2017	$15,103	$606	$15,709
2018	10,617	510	11,127
2019	4,983	441	5,424
2020	285,745	90	285,835
2021	232,509	(9)	232,500
After 2022	324,237	4,122	328,359
	$873,194	$5,760	$878,954
9. EQUITY-BASED AWARDS
The Company grants awards in the form of LTIP units and restricted common shares to provide equity based incentive compensation to members of its senior management team, independent trustees, advisers, consultants, other personnel, and as consideration for self storage property acquisitions.
As discussed further in Note 3, LTIP units were first granted under the 2013 Long-Term Incentive Plan (the "2013 Plan"), which authorized up to 2.5 million LTIP units for issuance. In connection with the Company's initial public offering, the Company terminated the 2013 Plan but the awards granted thereunder remained outstanding after its termination. Restricted common shares were first granted under the 2015 National Storage Affiliates Trust Equity Incentive Plan (the "2015 Plan"), which authorizes the Company's compensation, nominating, and corporate governance committee to grant share options, restricted common shares, phantom shares, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by its operating partnership and other equity-based awards up to an aggregate of 5% of the common shares issued and outstanding from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP units and LTIP units, into common shares).
As of December 31, 2016, the Company did not have outstanding under its equity compensation plan, any options, warrants or rights to purchase the Company's common shares.
LTIP Units
Through December 31, 2016, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan, 177,546 LTIP units have been issued under the 2015 Plan, and 312,809 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times through January 1, 2019.
Compensatory Grants
The following table summarizes activity for compensatory LTIP units for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	236,265	$10.41	509,166	$10.07	287,600	$9.28
Granted	177,546	17.59	6,000	13.00	378,550	10.37
Vested	(119,282)	10.41	(278,901)	9.84	(156,984)	9.35
Unvested at end of year	294,529	$14.74	236,265	$10.41	509,166	$10.07
The aggregate fair value of compensatory LTIP units that vested during the years ended December 31, 2016, 2015 and 2014 was $1.2 million, $2.7 million and $1.5 million, respectively. Total compensation cost recognized for compensatory LTIP units was $2.5 million, $3.0 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, total unvested compensation cost not yet recognized was $2.9 million. The Company expects to recognize this compensation cost over a period of approximately 2.0 years.
If the grantee has a termination of service for any reason during the vesting period, the unvested LTIP units will be forfeited. Compensation expense related to LTIP units granted to members of the Company's senior management team, the Company's independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying statements of operations.
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan to PROs, including NSA Predecessor, as part of the consideration for their respective self storage property acquisitions and contributions. The following table presents the number of units vested and forfeited for acquisition grants during the years ended December 31, 2016, 2015 and 2014:

Total LTIP units
Total unvested units, December 31, 2013	1,262,070
Units vested upon issuance in 2014 related to:
Properties contributed or sourced by PROs	(379,970)
Contributions by NSA Predecessor(1)	(359,200)
Total unvested units, December 31, 2014	522,900
Units vested in 2015 related to properties contributed or sourced by PROs	(99,100)
Total unvested units, December 31, 2015	423,800
Units vested in 2016 related to properties contributed or sourced by PROs	(45,100)
Units forfeited	(118,300)
Total unvested units, December 31, 2016(2)	260,400

(1)
The contribution of self storage properties by NSA Predecessor was accounted for as a reorganization of entities under common control and, accordingly, no value was recognized in the Company's consolidated financial statements for these LTIP units.

(2)
As of December 31, 2016, the remaining unvested LTIP units will vest as additional self storage properties are contributed or sourced by the PROs. The fair value of such LTIP units will be recorded as additional acquisition consideration based on the fair value in the period such acquisitions are completed.

The aggregate fair value of purchase consideration recognized during the years ended December 31, 2016, 2015 and 2014 was $0.8 million, $1.4 million and $3.7 million, respectively.
LP Agreement Grants to Consultants
Pursuant to the LP Agreement, during the years ended December 31, 2016, 2015 and 2014, the Company issued 2,758, 88,981 and 221,070 LTIP units, respectively, that were immediately vested to consultants that provided acquisition services that are included in acquisition costs in the accompanying statements of operations. The aggregate fair value of the LTIP units was $0.1 million, $1.0 million and $2.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Restricted Common Shares
Through December 31, 2016, an aggregate of 25,300 restricted common shares have been issued under the 2015 Plan. These restricted common shares vest over a weighted average period of approximately 2.7 years.
The following table summarizes activity for restricted common shares for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	11,000	$12.40	—	$—
Granted	8,090	17.19	17,210	12.40
Vested	(5,500)	12.40	(6,000)	12.40
Forfeited	—	—	(210)	12.40
Unvested at end of year	13,590	$12.40	11,000	$12.40
The aggregate fair value and total compensation cost of restricted common shares that vested during the years ended December 31, 2016 and 2015 was $0.1 million and $0.1 million, respectively. At December 31, 2016, total unvested compensation cost not yet recognized was $0.2 million. The Company expects to recognize this compensation cost over a period of approximately 2.0 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying statements of operations.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Earnings (loss) per common share - basic and diluted
Numerator
Net income (loss)	$24,866	$4,796	$(16,357)
Net (income) loss attributable to noncontrolling interests	(6,901)	7,644	16,357
Net income (loss) attributable to National Storage Affiliates Trust	17,965	12,440	—
Distributed and undistributed earnings allocated to participating securities	(18)	(9)	—
Net income (loss) attributable to common shareholders - basic	17,947	12,431	—
Effect of assumed conversion of dilutive securities	6,783	(4,919)	—
Net income (loss) attributable to common shareholders - diluted	$24,730	$7,512	$—

Denominator
Weighted average shares outstanding - basic	29,887	15,463	1
Effect of dilutive securities:
Weighted average OP units outstanding	24,262	15,697	—
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,171	—
Weighted average LTIP units outstanding	1,846	1,272	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	20,917	11,806	—
Weighted average shares outstanding - diluted	78,747	45,409	1

Earnings (loss) per share - basic	$0.60	$0.80	$—
Earnings (loss) per share - diluted	$0.31	$0.17	$—
Dividends declared per common share	$0.88	$0.54	$—
As discussed in Note 2, the Company allocates GAAP income (loss) utilizing the HLBV method, in which the Company allocates income or loss based on the change in each unitholders' claim on the net assets of its operating partnership at period end after adjusting for any distributions or contributions made during such period. Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to National Storage Affiliates Trust and noncontrolling interests, resulting in volatile fluctuations of basic and diluted earnings (loss) per share. Additionally, the Company did not have an ownership interest or share in its operating partnership's profits and losses prior to the completion of the Company's initial public offering. As a result, all of the operating partnership's profits and losses for the year ended December 31, 2014 and the period from January 1, 2015 to April 28, 2015 were allocated to noncontrolling interests.
Outstanding equity interests of the Company's operating partnership and DownREIT partnerships are considered potential common shares for purposes of calculating diluted earnings (loss) per share as the unitholders may, through the exercise of redemption rights, obtain common shares, subject to various restrictions. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is calculated by further adjusting for the dilutive impact using the treasury stock method for unvested LTIP units subject to a service condition outstanding during the period and the if-converted method for any convertible securities outstanding during the period.
Generally, following certain lock-out periods, OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for common shares on a one-for-one basis, subject to certain adjustments and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case.
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of a future service condition. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2016, 294,529 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the year ended December 31, 2016, 260,400 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
Subordinated performance units may also, under certain circumstances, be convertible into OP units which are exchangeable for common shares as described above, and DownREIT subordinated performance units may, under certain circumstances, be exchangeable for subordinated performance units on a one-for-one basis. Subordinated performance units are only convertible into OP units, after a two year lock-out period and then generally (i) at the holder’s election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at the Company's election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations. Although subordinated performance units may only be convertible after a two year lock-out period, the Company assumes a hypothetical conversion of each subordinated performance unit (including each DownREIT subordinated performance unit) into OP units (with subsequently assumed redemption into common shares) for the purposes of calculating diluted weighted average common shares. This hypothetical conversion is calculated using historical financial information, and as a result, is not necessarily indicative of the results of operations, cash flows or financial position of the Company upon expiration of the two-year lock out period on conversions.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.

11. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services related to its self storage properties. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the years ended December 31, 2016, 2015 and 2014, the Company incurred $11.0 million, $7.6 million and $4.5 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying statements of operations.
Affiliate Payroll Services
The employees responsible for operation of the self storage properties are employees of the PROs who charge the Company for the costs associated with the respective employees. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $19.4 million, $13.4 million and $8.4 million, respectively, for payroll and related costs reimbursable to these affiliates. Such costs are included in property operating expenses in the accompanying statements of operations.
Due Diligence Costs
During the years ended December 31, 2016 and 2015, the Company reimbursed certain PROs for $1.1 million and $0.6 million of due diligence costs related to certain self storage property acquisitions sourced by the PROs. These expenses are included in acquisition costs in the accompanying statements of operations.
During the year ended December 31, 2014, in connection with the acquisition of certain self storage properties sourced by an affiliate of NSA Predecessor, the Company agreed to reimburse the related party for $0.2 million of due diligence costs related to the acquisitions.
Notes Receivable
 In connection with the acquisition of 16 self storage properties from PROs during the year ended December 31, 2014, the Company assumed certain mortgages that provided for interest at above-market rates. The sellers of the self storage properties agreed to reimburse the Company for the difference between the fair value and the contractual value of the assumed mortgages which amounted to $5.2 million. Due to the structure of the transaction, the amount owed to the Company was considered a receivable for the issuance of equity and was recorded as an offset against equity. During the years ended December 31, 2016 and 2015, the Company received above-market interest reimbursements from the sellers totaling $1.4 million and $1.6 million, respectively.
In addition, in exchange for $1.4 million and $1.4 million of principal payment reimbursements received related to these assumed mortgages during the years ended December 31, 2016 and 2015, the Company issued 67,832 and 85,130 OP units to the sellers during the year ended December 31, 2016 and 2015.
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

12. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company has four properties that are subject to non-cancelable leasehold interest agreements that are classified as operating leases. These lease agreements expire between 2034 and 2055, inclusive of extension options that the Company anticipates exercising. The leasehold interest agreements provide for fixed increases throughout the term of the lease and, accordingly, the Company recognizes lease expense on a straight-line basis over the expected lease terms. Rent expense under these leasehold interest agreements are included in property operating expenses in the accompanying statements of operations and amounted to $1.1 million, $1.0 million and less than $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
In March 2014, the Company entered into a non-cancelable operating lease that expires in July 2020 for its corporate headquarters in Greenwood Village, Colorado. Under the terms of the office lease, the Company obtained an option to extend the lease for an additional term of five years at then current market rates. The office lease provides for an abated rent period and the value of this inducement is being accounted for as a reduction to rent expense over the term of the lease. Rent expense related to this office lease is included in general and administrative expenses in the accompanying statements of operations and amounted to $0.1 million, $0.1 million and less than $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
As of December 31, 2016, future minimum cash payments under the Company's operating leases are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Lease	Total
2017	$847	$139	$986
2018	852	142	994
2019	857	145	1,002
2020	902	86	988
2021	927	—	927
2022 through 2055	25,477	—	25,477
	$29,862	$512	$30,374
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
13. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company sometimes limits its exposure to interest rate fluctuations by entering into interest rate swap agreements. The interest rate swap agreements moderate the Company's exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The Company measures its interest rate swap derivatives at fair value on a recurring basis. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly into earnings. Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

	Interest Rate Swaps Designated as Cash Flow Hedges	Non-hedge accounting Interest Rate Swaps	Total
Fair value at December 31, 2014	$(865)	$(207)	$(1,072)
Unrealized losses included in interest expense	—	(63)	(63)
Designation of interest rate swap as a cash flow hedge	(270)	270	—
Cash flow hedge ineffectiveness	15	—	15
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,699	—	1,699
Unrealized losses included in accumulated other comprehensive loss	(1,551)	—	(1,551)
Fair value at December 31, 2015	$(972)	$—	$(972)
Cash flow hedge ineffectiveness	19	—	19
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	2,678	—	2,678
Unrealized gains included in accumulated other comprehensive loss	6,434	—	6,434
Fair value at December 31, 2016	$8,159	$—	$8,159
As of December 31, 2016 and 2015, the Company had outstanding interest rate swaps designated as cash flow hedges with aggregate notional amounts of $425.0 million and $199.4 million, respectively. As of December 31, 2016, the Company's swaps had a weighted average remaining term of 3.8 years. The fair value of these swaps are presented within other assets and accounts payable and accrued liabilities in the accompanying balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at December 31, 2016 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $1.6 million of the unrealized losses included in accumulated other comprehensive loss. If market interest rates increase above the 1.34% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from its counterparty to the interest rate swaps.
There were no transfers between levels during the years ended December 31, 2016 and 2015. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2016 and 2015, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at December 31, 2016 and 2015, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at December 31, 2016 and 2015 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $201.7 million as of December 31, 2016 with a fair value of approximately $214.0 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.89%, compared to the weighted average contractual interest rate of 5.25%. The combined principal balance of the Company's fixed rate mortgages was approximately $176.9 million as of December 31, 2015 with a fair value of approximately $189.3 million. In determining the fair value as of December 31, 2015, the Company estimated a weighted average market interest rate of approximately 3.41%, compared to the weighted average contractual interest rate of 5.10%.
14. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following is a summary of quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Total revenues	$39,649	$47,284	$52,949	$59,164
Total operating expenses	28,504	33,382	36,908	42,596
Income from operations	11,145	13,902	16,041	16,568
Net income	4,802	6,045	7,944	6,075
Net income (loss) attributable to National Storage Affiliates Trust	$2,210	$7,370	$(11)	$8,396
Earnings (loss) per share - basic	$0.10	$0.32	$—	$0.22
Earnings (loss) per share - diluted	$0.07	$0.08	$—	$0.07

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Total revenues	$28,291	$31,650	$35,678	$38,300
Total operating expenses	23,332	24,987	26,397	27,612
Income from operations	4,959	6,663	9,281	10,688
Net (loss) income	(2,771)	93	2,109	5,365
Net income (loss) attributable to National Storage Affiliates Trust	$—	$3,464	$4,372	$4,604
Earnings (loss) per share - basic	$—	$0.22	$0.19	$0.20
Earnings (loss) per share - diluted	$—	$—	$0.03	$0.08

15. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
In January and February 2017, the Company acquired five self storage properties for approximately $31.8 million. Consideration for these acquisitions included approximately $26.6 million of net cash and OP equity of approximately $5.0 million (consisting of the issuance of 174,694 OP Units and 47,332 subordinated performance units) and the assumption of $0.2 million of other working capital liabilities. Of these acquisitions, two were acquired by us from our PROs and three were acquired by us from third-party sellers. In connection with these acquisitions, the Company reimbursed the PROs for $0.1 million of due diligence costs related to the self storage properties sourced by the PROs.
New PRO
In February 2017, the Company entered into definitive agreements with an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini") of Orlando, Florida, to add Personal Mini as the Company's eighth PRO. As part of the agreements, Personal Mini contributed approximately $7.0 million of cash to the Company in exchange for subordinated performance units. The Company's chairman and chief executive officer, Arlen D. Nordhagen, has a noncontrolling minority ownership interest in Personal Mini.
Credit Facility Increase
 On February 8, 2017, pursuant to a partial exercise by the Company's operating partnership of its expansion option under its amended and restated credit agreement dated as of May 6, 2016, the Company's operating partnership, as borrower, certain of its subsidiaries that are party to the credit facility, as subsidiary guarantors, and the Company, as parent guarantor, entered into a second increase agreement and amendment with a syndicated group of lenders to increase the total borrowing capacity under the Term Loan A and Term Loan B by $10.0 million and $55.0 million, respectively, and to provide a new tranche C term loan facility ("Term Loan C") in an aggregate outstanding principal amount of $105.0 million, which, in the aggregate, increase the total borrowing capacity by $170.0 million for a total credit facility of $895.0 million consisting of the following components: (i) a $400.0 million Revolver, (ii) Term Loan A, which now provides for a total borrowing commitment of up $235.0 million, (iii) Term Loan B, which now provides for a total borrowing commitment of up to $155.0 million and (iv) Term Loan C, which provides for a total borrowing commitment of up to $105.0 million. The Company continues to have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.0 billion.
The Term Loan C matures on February 8, 2024. It is not subject to any scheduled reduction or amortization payment prior to maturity. Interest rates applicable to loans under Term Loan C are determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for Term Loan C are leverage based and range from 1.70% to 2.25% for LIBOR loans and 0.70% to 1.25% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that Term Loan C is subject to the rating based on applicable margins ranging from 1.50% to 2.45% for LIBOR Loans and 0.50% to 1.45% for base rate loans. Prepayments of any loans under Term Loan C are subject to prepayment premiums of 2.00% from the date of the Increase Agreement through and including the first anniversary of the Increase Agreement and 1.00% from the first anniversary of the Increase Agreement through and including the second anniversary of the Increase Agreement. There is no prepayment penalty thereafter.
Other than the increases and amendments related to Term Loan C described above, the Increase Agreement did not impact or amend the Credit Agreement's previously disclosed terms, including its covenants, events of default, or terms of payment.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(dollars in thousands)

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Mobile	AL	$991	$4,874	$700	$991	$5,574	$6,565	$200	4/12/2016
Lake Havasu City-Kingman	AZ	671	1,572	13	671	1,585	2,256	223	4/1/2014
Lake Havasu City-Kingman	AZ	722	2,546	34	722	2,580	3,302	372	7/1/2014
Phoenix-Mesa-Glendale	AZ	1,089	6,607	55	1,089	6,662	7,751	750	6/30/2014
Phoenix-Mesa-Glendale	AZ	3,813	7,831	43	3,813	7,874	11,687	639	9/30/2014
Phoenix-Mesa-Glendale	AZ	1,375	2,613	35	1,375	2,648	4,023	384	9/30/2014
Phoenix-Mesa-Glendale	AZ	1,653	7,531	11	1,653	7,542	9,195	522	10/1/2014
Phoenix-Mesa-Glendale	AZ	1,661	3,311	4	1,661	3,315	4,976	292	10/1/2014
Phoenix-Mesa-Glendale	AZ	1,050	5,359	1	1,050	5,360	6,410	271	1/1/2015
Phoenix-Mesa-Glendale	AZ	1,198	1,921	—	1,198	1,921	3,119	150	5/1/2015
Phoenix-Mesa-Glendale	AZ	1,324	3,626	20	1,324	3,646	4,970	230	5/1/2015
Phoenix-Mesa-Glendale	AZ	3,816	4,348	5	3,816	4,353	8,169	268	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	5,576	6,746	100	5,576	6,846	12,422	220	5/19/2016
Phoenix-Mesa-Scottsdale	AZ	1,506	2,881	34	1,506	2,915	4,421	54	7/29/2016
Tucson	AZ	421	3,855	70	421	3,925	4,346	371	8/29/2013
Tucson	AZ	716	1,365	7	716	1,372	2,088	245	8/29/2013
Anaheim-Santa Ana-Irvine	CA	1,530	5,799	181	1,530	5,980	7,510	62	8/1/2016
Bakersfield	CA	511	2,804	8	511	2,812	3,323	46	8/1/2016
Bakersfield	CA	1,409	3,907	2	1,409	3,909	5,318	58	8/1/2016
Bakersfield	CA	1,882	3,858	5	1,882	3,863	5,745	68	8/1/2016
Bakersfield	CA	1,355	4,678	12	1,355	4,690	6,045	75	8/1/2016
Bakersfield	CA	1,306	3,440	6	1,306	3,446	4,752	74	8/1/2016
Bakersfield	CA	1,016	3,638	9	1,016	3,647	4,663	52	8/1/2016
Bakersfield	CA	1,579	3,357	7	1,579	3,364	4,943	61	8/1/2016
Bakersfield	CA	750	5,802	5	750	5,807	6,557	87	8/1/2016
Los Angeles-Long Beach-Glendale	CA	2,345	6,820	427	2,345	7,247	9,592	71	8/1/2016
Los Angeles-Long Beach-Glendale	CA	1,350	11,266	14	1,350	11,280	12,630	141	8/1/2016
Los Angeles-Long Beach-Glendale	CA	763	6,258	4	763	6,262	7,025	79	8/1/2016
Los Angeles-Long Beach-Santa Ana	CA	6,641	8,239	26	6,641	8,265	14,906	705	4/1/2014
Los Angeles-Long Beach-Santa Ana	CA	1,122	1,881	—	1,122	1,881	3,003	212	6/30/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	7,186	12,771	7	7,186	12,778	19,964	1,194	9/17/2014
Los Angeles-Long Beach-Santa Ana(3)(4)	CA	—	7,106	10	—	7,116	7,116	637	9/17/2014

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Los Angeles-Long Beach-Santa Ana(3)	CA	2,366	4,892	8	2,366	4,900	7,266	475	9/17/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	2,871	3,703	6	2,871	3,709	6,580	298	10/7/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	5,448	10,015	92	5,448	10,107	15,555	958	10/7/2014
Los Angeles-Long Beach-Santa Ana(4)	CA	—	13,150	5	—	13,155	13,155	873	1/1/2015
Modesto	CA	1,526	12,032	3	1,526	12,035	13,561	60	11/10/2016
Modesto	CA	773	5,655	2	773	5,657	6,430	24	11/10/2016
Riverside-San Bernardino-Ontario(3)	CA	552	3,010	109	552	3,119	3,671	705	5/16/2008
Riverside-San Bernardino-Ontario	CA	1,342	4,446	44	1,342	4,490	5,832	1,052	4/1/2013
Riverside-San Bernardino-Ontario	CA	1,672	2,564	2	1,672	2,566	4,238	292	4/1/2014
Riverside-San Bernardino-Ontario	CA	978	1,854	104	978	1,958	2,936	295	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,068	2,609	92	1,068	2,701	3,769	351	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,202	2,032	41	1,202	2,073	3,275	234	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,803	2,758	17	1,803	2,775	4,578	418	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,337	4,489	1	1,337	4,490	5,827	457	6/30/2014
Riverside-San Bernardino-Ontario	CA	846	2,508	16	846	2,524	3,370	358	7/1/2014
Riverside-San Bernardino-Ontario(3)	CA	1,026	4,552	22	1,026	4,574	5,600	415	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	1,878	5,104	30	1,878	5,134	7,012	413	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	14,109	23,112	98	14,109	23,210	37,319	2,206	9/17/2014
Riverside-San Bernardino-Ontario	CA	3,974	6,962	50	3,974	7,012	10,986	784	10/1/2014
Riverside-San Bernardino-Ontario	CA	2,018	3,478	682	2,018	4,160	6,178	514	10/1/2014
Riverside-San Bernardino-Ontario	CA	1,842	3,420	2	1,842	3,422	5,264	235	1/1/2015
Riverside-San Bernardino-Ontario	CA	1,981	3,323	25	1,981	3,348	5,329	285	1/1/2015
Riverside-San Bernardino-Ontario	CA	3,418	9,907	68	3,418	9,975	13,393	487	8/5/2015
Riverside-San Bernardino-Ontario	CA	1,913	6,072	66	1,913	6,138	8,051	355	8/5/2015
Riverside-San Bernardino-Ontario	CA	772	4,044	72	772	4,116	4,888	282	8/5/2015
Riverside-San Bernardino-Ontario	CA	597	5,464	63	597	5,527	6,124	276	8/5/2015
Riverside-San Bernardino-Ontario	CA	3,022	8,124	64	3,022	8,188	11,210	470	8/5/2015
Riverside-San Bernardino-Ontario	CA	2,897	5,725	634	2,897	6,359	9,256	393	8/5/2015
Riverside-San Bernardino-Ontario	CA	2,835	5,589	803	2,835	6,392	9,227	346	8/5/2015
Riverside-San Bernardino-Ontario	CA	2,484	5,903	64	2,484	5,967	8,451	269	8/5/2015
Riverside-San Bernardino-Ontario	CA	1,139	5,054	—	1,139	5,054	6,193	252	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,401	4,577	5	1,401	4,582	5,983	177	10/1/2015
Riverside-San Bernardino-Ontario	CA	925	3,459	—	925	3,459	4,384	178	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,174	2,556	29	1,174	2,585	3,759	156	10/1/2015

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Riverside-San Bernardino-Ontario	CA	1,506	2,913	3	1,506	2,916	4,422	139	10/1/2015
Riverside-San Bernardino-Ontario	CA	631	2,307	25	631	2,332	2,963	151	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,318	2,394	3	1,318	2,397	3,715	149	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,942	2,647	11	1,942	2,658	4,600	193	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,339	2,830	—	1,339	2,830	4,169	158	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,105	2,672	—	1,105	2,672	3,777	181	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,542	2,127	3	1,542	2,130	3,672	143	10/1/2015
Riverside-San Bernardino-Ontario	CA	1,478	4,534	2	1,478	4,536	6,014	180	10/1/2015
Riverside-San Bernardino-Ontario	CA	3,245	4,420	321	3,245	4,741	7,986	132	5/16/2016
Riverside-San Bernardino-Ontario	CA	670	8,613	77	670	8,690	9,360	108	8/1/2016
Riverside-San Bernardino-Ontario	CA	538	3,921	64	538	3,985	4,523	51	8/1/2016
Riverside-San Bernardino-Ontario	CA	382	3,442	78	382	3,520	3,902	49	8/1/2016
Riverside-San Bernardino-Ontario	CA	806	3,852	104	806	3,956	4,762	48	8/1/2016
Riverside-San Bernardino-Ontario	CA	570	4,238	82	570	4,320	4,890	56	8/1/2016
Riverside-San Bernardino-Ontario	CA	345	3,270	86	345	3,356	3,701	47	8/1/2016
Riverside-San Bernardino-Ontario	CA	252	4,419	58	252	4,477	4,729	51	9/1/2016
Riverside-San Bernardino-Ontario	CA	2,691	3,950	65	2,691	4,015	6,706	38	9/1/2016
Sacramento-Roseville-Arden-Arcade	CA	1,195	8,407	2	1,195	8,409	9,604	34	11/10/2016
Sacramento-Roseville-Arden-Arcade	CA	425	7,249	2	425	7,251	7,676	33	11/10/2016
San Diego-Carlsbad	CA	4,318	19,775	399	4,323	20,174	24,497	213	8/1/2016
San Diego-Carlsbad-San Marcos(3)	CA	3,703	5,582	19	3,703	5,601	9,304	463	9/17/2014
San Diego-Carlsbad-San Marcos	CA	3,544	4,915	58	3,544	4,973	8,517	425	10/1/2014
San Diego-Carlsbad-San Marcos(4)	CA	—	5,568	53	—	5,621	5,621	303	1/1/2015
San Diego-Carlsbad-San Marcos(4)	CA	—	4,041	2	—	4,043	4,043	409	1/31/2015
Stockton-Lodi	CA	559	5,514	2	559	5,516	6,075	23	11/10/2016
Stockton-Lodi	CA	1,710	8,995	3	1,710	8,998	10,708	43	11/10/2016
Colorado Springs	CO	455	1,351	45	455	1,396	1,851	341	8/29/2007
Colorado Springs	CO	588	2,162	1,076	588	3,238	3,826	709	3/26/2008
Colorado Springs	CO	632	3,118	401	632	3,519	4,151	837	3/26/2008
Colorado Springs	CO	414	1,535	316	414	1,851	2,265	440	5/1/2008
Colorado Springs(3)	CO	300	1,801	66	300	1,867	2,167	363	6/1/2009
Denver-Aurora-Broomfield	CO	868	128	2,301	868	2,429	3,297	403	6/22/2009
Denver-Aurora-Lakewood	CO	938	8,449	—	938	8,449	9,387	31	11/1/2016
Fort Collins-Loveland	CO	3,213	3,087	92	3,213	3,179	6,392	762	8/29/2007

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Fort Collins-Loveland	CO	2,514	1,786	51	2,514	1,837	4,351	443	8/29/2007
Pueblo	CO	156	2,797	3	156	2,800	2,956	84	2/17/2016
Cape Coral-Fort Myers(3)	FL	4,122	8,453	3	4,122	8,456	12,578	213	4/1/2016
Cape Coral-Fort Myers(3)	FL	571	3,256	64	571	3,320	3,891	109	4/1/2016
Jacksonville	FL	2,087	19,473	2	2,087	19,475	21,562	71	11/10/2016
Jacksonville	FL	1,629	4,929	3	1,629	4,932	6,561	24	11/10/2016
Lakeland-Winter Haven(3)	FL	972	2,159	20	972	2,179	3,151	136	5/4/2015
Naples-Immokalee-Marco Island(3)	FL	3,849	16,688	10	3,849	16,698	20,547	356	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,211	5,682	2	2,211	5,684	7,895	139	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,488	7,282	12	2,488	7,294	9,782	169	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,767	5,955	15	1,767	5,970	7,737	158	4/1/2016
North Port-Sarasota-Bradenton	FL	2,143	5,005	23	2,143	5,028	7,171	72	10/11/2016
North Port-Sarasota-Bradenton(3)	FL	1,924	4,514	4	1,924	4,518	6,442	133	4/1/2016
North Port-Sarasota-Bradenton	FL	1,176	3,421	—	1,176	3,421	4,597	84	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,839	8,377	3	1,839	8,380	10,219	175	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,507	7,766	7	2,507	7,773	10,280	177	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,685	5,439	—	1,685	5,439	7,124	136	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	437	5,128	25	437	5,153	5,590	125	4/1/2016
North Port-Sarasota-Bradenton	FL	1,015	3,031	2	1,015	3,033	4,048	71	4/1/2016
Orlando-Kissimmee-Sanford	FL	2,426	9,314	1	2,426	9,315	11,741	39	11/10/2016
Orlando-Kissimmee-Sanford	FL	2,166	4,672	—	2,166	4,672	6,838	22	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,583	8,752	—	4,583	8,752	13,335	47	11/10/2016
Tampa-St. Petersburg-Clearwater(3)	FL	5,436	10,092	19	5,436	10,111	15,547	256	4/1/2016
Tampa-St. Petersburg-Clearwater(3)	FL	361	1,238	19	361	1,257	1,618	111	5/4/2015
Atlanta-Sandy Springs-Marietta	GA	515	687	96	515	783	1,298	199	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	272	1,357	251	272	1,608	1,880	386	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	702	1,999	286	702	2,285	2,987	570	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	1,413	1,590	159	1,413	1,749	3,162	434	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	341	562	129	341	691	1,032	183	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	553	847	169	553	1,016	1,569	264	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	85	445	233	85	678	763	190	9/28/2007
Atlanta-Sandy Springs-Marietta(3)	GA	494	2,215	230	494	2,445	2,939	585	9/28/2007
Atlanta-Sandy Springs-Marietta	GA	1,614	2,476	43	1,614	2,519	4,133	142	7/29/2015
Atlanta-Sandy Springs-Marietta	GA	1,595	2,143	44	1,595	2,187	3,782	148	7/29/2015

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Atlanta-Sandy Springs-Rosewell	GA	430	3,470	8	430	3,478	3,908	108	3/29/2016
Atlanta-Sandy Springs-Rosewell	GA	972	2,342	2	972	2,344	3,316	34	8/17/2016
Augusta	GA	84	539	147	84	686	770	187	8/29/2007
Augusta	GA	205	686	141	205	827	1,032	210	8/29/2007
Columbus(3)	GA	169	342	156	169	498	667	99	5/1/2009
Macon	GA	180	840	39	180	879	1,059	209	9/28/2007
Savannah	GA	1,741	1,160	167	1,741	1,327	3,068	323	8/29/2007
Savannah(3)	GA	597	762	164	597	926	1,523	234	9/28/2007
Savannah	GA	409	1,335	20	409	1,355	1,764	233	1/31/2014
Savannah	GA	811	1,181	128	811	1,309	2,120	213	6/25/2014
Indianapolis-Carmel-Anderson	IN	855	7,273	8	855	7,281	8,136	224	2/16/2016
Indianapolis-Carmel-Anderson	IN	815	3,844	4	815	3,848	4,663	147	2/16/2016
Indianapolis-Carmel-Anderson	IN	688	3,845	4	688	3,849	4,537	149	2/16/2016
Indianapolis-Carmel-Anderson	IN	626	4,049	26	626	4,075	4,701	138	2/25/2016
Indianapolis-Carmel-Anderson	IN	1,118	4,444	11	1,118	4,455	5,573	186	2/25/2016
Indianapolis-Carmel-Anderson	IN	614	5,487	35	614	5,522	6,136	164	2/25/2016
Indianapolis-Carmel-Anderson	IN	619	2,140	1	619	2,141	2,760	15	11/10/2016
Indianapolis-Carmel-Anderson	IN	689	6,944	—	689	6,944	7,633	30	11/10/2016
Indianapolis-Carmel-Anderson	IN	609	3,172	—	609	3,172	3,781	19	11/10/2016
Indianapolis-Carmel-Anderson	IN	532	5,441	—	532	5,441	5,973	23	11/10/2016
Indianapolis-Carmel-Anderson	IN	433	5,817	—	433	5,817	6,250	24	11/10/2016
Indianapolis-Carmel-Anderson	IN	688	5,413	—	688	5,413	6,101	27	11/10/2016
Indianapolis-Carmel-Anderson	IN	575	5,168	—	575	5,168	5,743	24	11/10/2016
Indianapolis-Carmel-Anderson	IN	522	5,366	—	522	5,366	5,888	24	11/10/2016
Louisville/Jefferson County(3)	KY	2,174	3,667	23	2,174	3,690	5,864	228	5/1/2015
Baton Rouge	LA	386	1,744	44	386	1,788	2,174	48	4/12/2016
Baton Rouge	LA	1,098	5,208	425	1,098	5,633	6,731	158	4/12/2016
Baton Rouge	LA	1,203	3,156	186	1,203	3,342	4,545	66	7/21/2016
Baton Rouge	LA	755	2,702	232	755	2,934	3,689	55	7/21/2016
New Orleans-Metairie	LA	1,287	6,235	46	1,287	6,281	7,568	160	4/12/2016
Shreveport-Bossier City	LA	971	3,474	36	971	3,510	4,481	193	5/5/2015
Shreveport-Bossier City	LA	964	3,573	22	964	3,595	4,559	267	5/5/2015
Shreveport-Bossier City	LA	772	2,906	13	772	2,919	3,691	215	5/5/2015
Shreveport-Bossier City	LA	479	1,439	35	479	1,474	1,953	113	5/5/2015

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Shreveport-Bossier City	LA	475	854	34	475	888	1,363	82	5/5/2015
Gulfport-Biloxi-Pascagoula	MS	645	2,413	195	645	2,608	3,253	101	4/12/2016
Meridian(3)	MS	224	1,052	141	224	1,193	1,417	229	5/1/2009
Meridian(3)	MS	382	803	189	382	992	1,374	194	5/1/2009
Asheville	NC	1,030	1,487	16	1,030	1,503	2,533	238	5/19/2014
Asheville	NC	631	1,916	54	631	1,970	2,601	216	7/8/2014
Charlotte-Concord-Gastonia	NC	1,871	4,174	17	1,871	4,191	6,062	258	5/1/2015
Charlotte-Concord-Gastonia(3)	NC	1,108	3,935	22	1,108	3,957	5,065	251	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	2,301	4,458	80	2,301	4,538	6,839	305	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	1,862	3,297	41	1,862	3,338	5,200	203	9/2/2015
Durham-Chapel Hill	NC	390	1,025	163	390	1,188	1,578	300	8/29/2007
Durham-Chapel Hill(3)	NC	663	2,743	224	663	2,967	3,630	722	9/28/2007
Durham-Chapel Hill	NC	1,024	1,383	376	1,024	1,759	2,783	413	9/28/2007
Durham-Chapel Hill(3)	NC	1,711	4,180	18	1,711	4,198	5,909	236	5/1/2015
Fayetteville	NC	636	2,169	1,655	636	3,824	4,460	880	8/29/2007
Fayetteville(3)	NC	151	5,392	144	151	5,536	5,687	1,301	9/28/2007
Fayetteville	NC	1,319	3,444	20	1,319	3,464	4,783	410	10/10/2013
Fayetteville	NC	772	3,406	17	772	3,423	4,195	334	10/10/2013
Fayetteville(3)	NC	1,276	4,527	25	1,276	4,552	5,828	395	12/20/2013
Fayetteville	NC	1,195	2,072	—	1,195	2,072	3,267	95	10/1/2015
Fayetteville	NC	830	3,710	11	830	3,721	4,551	139	10/1/2015
Greensboro-High Point	NC	873	769	180	873	949	1,822	247	8/29/2007
Jacksonville(3)	NC	1,265	2,123	20	1,265	2,143	3,408	196	5/1/2015
Nonmetropolitan Area	NC	530	2,394	5	530	2,399	2,929	188	12/11/2014
Nonmetropolitan Area	NC	667	2,066	12	667	2,078	2,745	172	12/11/2014
Nonmetropolitan Area(3)	NC	689	3,153	10	689	3,163	3,852	199	5/6/2015
Raleigh-Cary	NC	396	1,700	167	396	1,867	2,263	479	8/29/2007
Raleigh-Cary	NC	393	1,190	134	393	1,324	1,717	335	8/29/2007
Raleigh-Cary	NC	907	2,913	102	907	3,015	3,922	720	8/29/2007
Raleigh-Cary(3)	NC	1,578	4,678	47	1,578	4,725	6,303	257	5/4/2015
Wilmington	NC	1,283	1,747	94	1,283	1,841	3,124	447	8/29/2007
Wilmington(3)	NC	860	828	57	860	885	1,745	218	9/28/2007
Wilmington(3)	NC	1,881	4,618	18	1,881	4,636	6,517	270	5/1/2015
Winston-Salem	NC	362	529	61	362	590	952	147	8/29/2007

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Concord	NH	632	1,040	19	632	1,059	1,691	297	6/24/2013
Concord	NH	197	901	15	197	916	1,113	230	6/24/2013
Dover-Durham	NH	1,488	7,300	31	1,488	7,331	8,819	726	7/1/2014
Boston-Cambridge-Quincy	NH	899	3,863	27	899	3,890	4,789	172	9/22/2015
Manchester-Nashua	NH	1,786	6,100	19	1,786	6,119	7,905	191	2/22/2016
Manchester-Nashua	NH	1,395	5,573	22	1,395	5,595	6,990	161	2/22/2016
Greater New Hampshire	NH	1,528	2,686	13	1,528	2,699	4,227	116	2/22/2016
Rockingham County-Strafford County	NH	1,597	3,138	33	1,597	3,171	4,768	114	2/22/2016
Rockingham County-Strafford County	NH	1,445	2,957	27	1,445	2,984	4,429	113	2/22/2016
Albuquerque	NM	1,089	2,845	91	1,089	2,936	4,025	59	8/31/2016
Albuquerque	NM	854	3,436	81	854	3,517	4,371	39	9/19/2016
Las Vegas-Henderson-Paradise	NV	1,757	4,223	28	1,757	4,251	6,008	54	9/20/2016
Las Vegas-Henderson-Paradise	NV	1,121	1,510	—	1,121	1,510	2,631	25	9/20/2016
Las Vegas-Henderson-Paradise	NV	2,160	4,544	—	2,160	4,544	6,704	19	11/17/2016
Las Vegas-Paradise	NV	1,169	3,616	68	1,169	3,684	4,853	758	12/23/2013
Las Vegas-Paradise	NV	389	2,850	66	389	2,916	3,305	344	4/1/2014
Las Vegas-Paradise	NV	794	1,406	68	794	1,474	2,268	214	7/1/2014
Canton-Massillon	OH	83	2,911	—	83	2,911	2,994	15	11/10/2016
Canton-Massillon	OH	292	2,107	—	292	2,107	2,399	22	11/10/2016
Cleveland-Elyria	OH	169	2,702	—	169	2,702	2,871	13	11/10/2016
Cleveland-Elyria	OH	193	3,323	—	193	3,323	3,516	14	11/10/2016
Cleveland-Elyria	OH	490	1,050	—	490	1,050	1,540	8	11/10/2016
Cleveland-Elyria	OH	845	4,916	—	845	4,916	5,761	25	11/10/2016
Cleveland-Elyria	OH	842	2,044	—	842	2,044	2,886	16	11/10/2016
Oklahoma City	OK	388	3,142	133	388	3,275	3,663	829	5/29/2007
Oklahoma City	OK	213	1,383	61	213	1,444	1,657	363	5/29/2007
Oklahoma City	OK	561	2,355	427	561	2,782	3,343	743	5/29/2007
Oklahoma City	OK	349	2,368	405	349	2,773	3,122	734	5/29/2007
Oklahoma City	OK	466	2,544	99	466	2,643	3,109	656	5/29/2007
Oklahoma City	OK	144	1,576	138	144	1,714	1,858	461	5/29/2007
Oklahoma City	OK	168	1,696	240	168	1,936	2,104	504	5/29/2007
Oklahoma City	OK	220	1,606	86	220	1,692	1,912	421	5/30/2007
Oklahoma City	OK	376	1,460	31	376	1,491	1,867	366	5/30/2007
Oklahoma City	OK	337	2,788	88	337	2,876	3,213	704	5/30/2007

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Oklahoma City	OK	814	3,161	1,162	814	4,323	5,137	702	5/30/2007
Oklahoma City	OK	590	1,502	1,751	590	3,253	3,843	711	8/29/2007
Oklahoma City	OK	205	1,772	385	205	2,157	2,362	566	5/1/2009
Oklahoma City	OK	701	4,926	—	701	4,926	5,627	47	9/1/2016
Oklahoma City	OK	1,082	4,218	1	1,082	4,219	5,301	143	1/1/2016
Oklahoma City	OK	736	2,925	3	736	2,928	3,664	121	1/1/2016
Oklahoma City	OK	1,135	3,759	4	1,135	3,763	4,898	135	1/1/2016
Tulsa	OK	548	1,892	73	548	1,965	2,513	474	8/29/2007
Tulsa	OK	764	1,386	372	764	1,758	2,522	433	8/29/2007
Tulsa	OK	1,305	2,533	111	1,305	2,644	3,949	642	8/29/2007
Tulsa	OK	940	2,196	223	940	2,419	3,359	588	8/29/2007
Tulsa	OK	59	466	173	59	639	698	175	8/29/2007
Tulsa	OK	426	1,424	221	426	1,645	2,071	485	8/29/2007
Tulsa	OK	250	667	148	250	815	1,065	219	8/29/2007
Tulsa(3)	OK	944	2,085	52	944	2,137	3,081	483	2/14/2008
Tulsa(3)	OK	892	2,421	20	892	2,441	3,333	550	2/14/2008
Tulsa	OK	492	1,343	65	492	1,408	1,900	316	4/1/2008
Tulsa	OK	505	1,346	722	505	2,068	2,573	595	4/1/2008
Tulsa	OK	466	1,270	88	466	1,358	1,824	314	4/1/2008
Tulsa(3)	OK	1,103	4,431	13	1,103	4,444	5,547	1,024	6/10/2013
Bend	OR	295	1,369	5	295	1,374	1,669	325	4/1/2013
Bend	OR	1,692	2,410	23	1,692	2,433	4,125	606	4/1/2013
Bend(3)	OR	571	1,917	—	571	1,917	2,488	275	6/10/2013
Bend(3)	OR	397	1,180	87	397	1,267	1,664	281	6/10/2013
Bend	OR	690	1,983	7	690	1,990	2,680	262	5/1/2014
Bend	OR	722	2,151	4	722	2,155	2,877	250	5/1/2014
Bend	OR	800	2,836	6	800	2,842	3,642	331	5/1/2014
Bend-Redmond	OR	2,688	10,731	1	2,688	10,732	13,420	284	4/15/2016
Corvallis	OR	382	1,465	—	382	1,465	1,847	233	12/30/2013
Eugene-Springfield	OR	710	1,539	60	710	1,599	2,309	316	4/1/2013
Eugene-Springfield	OR	842	1,674	12	842	1,686	2,528	357	4/1/2013
Eugene-Springfield(3)	OR	414	1,990	—	414	1,990	2,404	244	6/10/2013
Eugene-Springfield(3)	OR	1,149	2,061	37	1,149	2,098	3,247	314	6/10/2013
Eugene-Springfield	OR	728	3,230	93	728	3,323	4,051	342	12/30/2013

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Eugene-Springfield	OR	1,601	2,686	86	1,601	2,772	4,373	469	4/1/2014
Hood River	OR	997	1,874	—	997	1,874	2,871	162	12/1/2014
Portland-Vancouver-Hillsboro	OR	851	2,063	4	851	2,067	2,918	277	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,704	2,313	93	1,704	2,406	4,110	445	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,254	2,787	3	1,254	2,790	4,044	387	4/1/2013
Portland-Vancouver-Hillsboro	OR	2,808	4,437	16	2,808	4,453	7,261	805	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,015	2,184	3	1,015	2,187	3,202	321	4/1/2013
Portland-Vancouver-Hillsboro(3)	OR	1,077	3,008	139	1,077	3,147	4,224	351	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,072	2,629	12	1,072	2,641	3,713	433	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	2,217	3,766	2	2,217	3,768	5,985	487	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,334	2,324	69	1,334	2,393	3,727	375	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	996	2,525	52	996	2,577	3,573	388	6/10/2013
Portland-Vancouver-Hillsboro	OR	1,496	3,372	20	1,496	3,392	4,888	414	6/24/2013
Portland-Vancouver-Hillsboro	OR	954	3,026	9	954	3,035	3,989	338	6/24/2013
Portland-Vancouver-Hillsboro	OR	1,627	2,388	70	1,627	2,458	4,085	329	6/24/2013
Portland-Vancouver-Hillsboro	OR	2,509	4,200	65	2,509	4,265	6,774	527	12/30/2013
Portland-Vancouver-Hillsboro	OR	787	1,915	37	787	1,952	2,739	220	12/30/2013
Portland-Vancouver-Hillsboro	OR	1,703	4,729	8	1,703	4,737	6,440	463	4/1/2014
Portland-Vancouver-Hillsboro	OR	738	2,483	—	738	2,483	3,221	244	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,690	2,995	39	1,690	3,034	4,724	233	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,200	9,531	135	1,200	9,666	10,866	1,275	5/30/2014
Portland-Vancouver-Hillsboro	OR	401	3,718	68	401	3,786	4,187	396	5/30/2014
Portland-Vancouver-Hillsboro	OR	1,160	3,291	12	1,160	3,303	4,463	336	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,435	4,342	—	1,435	4,342	5,777	446	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,478	4,127	1	1,478	4,128	5,606	420	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,402	3,196	—	1,402	3,196	4,598	311	6/30/2014
Portland-Vancouver-Hillsboro	OR	3,538	4,938	8	3,538	4,946	8,484	502	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,501	3,136	—	1,501	3,136	4,637	319	6/30/2014
Portland-Vancouver-Hillsboro(3)	OR	1,746	3,393	—	1,746	3,393	5,139	339	8/27/2014
Portland-Vancouver-Hillsboro(3)	OR	1,014	3,017	—	1,014	3,017	4,031	312	8/27/2014
Portland-Vancouver-Hillsboro(3)	OR	2,202	3,477	104	2,202	3,581	5,783	354	10/20/2014
Portland-Vancouver-Hillsboro	OR	1,764	7,360	—	1,764	7,360	9,124	556	12/16/2014
Portland-Vancouver-Hillsboro	OR	2,670	8,709	—	2,670	8,709	11,379	318	8/10/2015
Portland-Vancouver-Hillsboro	OR	410	622	78	410	700	1,110	15	7/14/2016

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Portland-Vancouver-Hillsboro	OR	1,258	6,298	—	1,258	6,298	7,556	23	11/21/2016
Portland-Vancouver-Hillsboro	OR	2,334	7,726	—	2,334	7,726	10,060	12	12/6/2016
Prineville(3)	OR	427	1,648	—	427	1,648	2,075	160	8/27/2014
Roseburg(3)(5)	OR	474	1,789	78	474	1,867	2,341	303	6/10/2013
Salem	OR	1,405	2,650	410	1,405	3,060	4,465	427	4/1/2014
Salem	OR	492	1,248	1	492	1,249	1,741	46	4/20/2016
The Dalles(3)	OR	1,108	2,100	—	1,108	2,100	3,208	197	12/5/2014
Anderson	SC	92	976	98	92	1,074	1,166	275	8/29/2007
Charlotte-Gastonia-Rock Hill(3)	SC	924	3,086	26	924	3,112	4,036	186	5/4/2015
Greenville-Mauldin-Easley	SC	82	838	64	82	902	984	222	8/29/2007
Spartanburg	SC	535	1,934	14	535	1,948	2,483	97	11/12/2015
Amarillo(3)	TX	80	877	106	80	983	1,063	197	5/1/2009
Amarillo(3)	TX	78	697	136	78	833	911	167	5/1/2009
Amarillo(3)	TX	147	810	142	147	952	1,099	189	5/1/2009
Austin-Round Rock-San Marcos	TX	937	5,319	42	937	5,361	6,298	593	6/24/2013
Austin-Round Rock-San Marcos	TX	1,395	2,790	20	1,395	2,810	4,205	479	6/24/2013
Austin-Round Rock-San Marcos	TX	768	1,923	104	768	2,027	2,795	195	10/29/2014
Brownsville-Harlingen	TX	845	2,364	57	845	2,421	3,266	196	9/4/2014
Brownsville-Harlingen	TX	639	1,674	75	639	1,749	2,388	171	9/4/2014
Brownsville-Harlingen	TX	386	2,798	165	386	2,963	3,349	73	5/2/2016
College Station-Bryan	TX	618	2,512	43	618	2,555	3,173	607	8/29/2007
College Station-Bryan	TX	551	349	215	551	564	1,115	123	8/29/2007
College Station-Bryan	TX	295	988	150	295	1,138	1,433	235	4/1/2008
College Station-Bryan	TX	51	123	63	51	186	237	51	4/1/2008
College Station-Bryan	TX	110	372	133	110	505	615	99	4/1/2008
College Station-Bryan	TX	62	208	12	62	220	282	50	4/1/2008
Dallas-Fort Worth-Arlington	TX	164	865	39	164	904	1,068	221	8/29/2007
Dallas-Fort Worth-Arlington	TX	155	105	53	155	158	313	46	9/28/2007
Dallas-Fort Worth-Arlington	TX	98	282	96	98	378	476	102	9/28/2007
Dallas-Fort Worth-Arlington	TX	264	106	165	264	271	535	78	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	376	803	120	376	923	1,299	231	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	338	681	99	338	780	1,118	192	9/28/2007
Dallas-Fort Worth-Arlington	TX	1,388	4,195	37	1,388	4,232	5,620	543	6/24/2013
Dallas-Fort Worth-Arlington	TX	1,859	5,293	219	1,859	5,512	7,371	652	7/25/2013

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Dallas-Fort Worth-Arlington	TX	379	2,212	55	379	2,267	2,646	387	7/25/2013
Dallas-Fort Worth-Arlington	TX	1,397	5,250	79	1,397	5,329	6,726	600	7/25/2013
Dallas-Fort Worth-Arlington	TX	2,102	5,755	87	2,102	5,842	7,944	767	7/25/2013
Dallas-Fort Worth-Arlington	TX	649	1,637	34	649	1,671	2,320	410	7/25/2013
Dallas-Fort Worth-Arlington	TX	396	1,411	362	396	1,773	2,169	166	4/29/2015
Dallas-Fort Worth-Arlington	TX	1,263	3,346	32	1,263	3,378	4,641	214	10/19/2015
Dallas-Plano-Irving	TX	1,421	2,349	224	1,421	2,573	3,994	66	6/1/2016
El Paso	TX	338	1,275	40	338	1,315	1,653	317	8/29/2007
El Paso	TX	94	400	166	94	566	660	135	8/29/2007
Houston-Sugar Land-Baytown	TX	698	2,648	204	698	2,852	3,550	161	7/20/2015
Houston-The Woodlands-Sugar Land	TX	1,042	3,061	247	1,042	3,308	4,350	120	1/22/2016
Longview(3)	TX	651	671	98	651	769	1,420	153	5/1/2009
Longview(3)	TX	104	489	158	104	647	751	121	5/1/2009
Longview(3)	TX	310	966	199	310	1,165	1,475	225	5/1/2009
Longview	TX	2,466	3,559	37	2,466	3,596	6,062	343	6/19/2014
Longview	TX	959	1,640	17	959	1,657	2,616	169	6/25/2014
McAllen–Edinburg–Mission	TX	1,217	2,738	152	1,243	2,890	4,133	374	7/31/2014
McAllen–Edinburg–Mission	TX	1,973	4,517	46	1,973	4,563	6,536	456	9/4/2014
McAllen–Edinburg–Mission	TX	1,295	3,929	44	1,295	3,973	5,268	390	9/4/2014
McAllen–Edinburg–Mission	TX	3,079	7,574	66	3,079	7,640	10,719	805	9/4/2014
McAllen–Edinburg–Mission	TX	1,017	3,261	55	1,017	3,316	4,333	319	9/4/2014
McAllen–Edinburg–Mission	TX	803	2,914	66	803	2,980	3,783	228	9/4/2014
McAllen–Edinburg–Mission	TX	2,249	4,966	37	2,249	5,003	7,252	513	9/4/2014
McAllen–Edinburg–Mission	TX	1,118	3,568	55	1,118	3,623	4,741	298	9/4/2014
Midland(3)	TX	691	1,588	161	691	1,749	2,440	333	5/1/2009
Odessa(3)	TX	168	561	99	168	660	828	134	5/1/2009
San Angelo(3)	TX	381	986	97	381	1,083	1,464	210	5/1/2009
San Antonio-New Braunfels	TX	614	2,640	42	614	2,682	3,296	329	4/1/2014
Aberdeen	WA	393	1,462	8	393	1,470	1,863	232	4/1/2014
Centralia(3)	WA	810	1,530	—	810	1,530	2,340	358	6/10/2013
Centralia(3)	WA	998	1,862	37	998	1,899	2,897	508	6/10/2013
Longview	WA	448	2,356	7	448	2,363	2,811	122	9/3/2015
Portland-Vancouver-Hillsboro	WA	421	2,313	—	421	2,313	2,734	307	4/1/2013
Portland-Vancouver-Hillsboro	WA	1,903	2,239	—	1,903	2,239	4,142	380	4/1/2013

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Portland-Vancouver-Hillsboro(3)	WA	923	2,821	—	923	2,821	3,744	364	6/10/2013
Portland-Vancouver-Hillsboro	WA	935	2,045	1	935	2,046	2,981	212	4/1/2014
Portland-Vancouver-Hillsboro	WA	478	2,158	66	478	2,224	2,702	256	4/1/2014
Portland-Vancouver-Hillsboro(3)	WA	2,023	3,484	21	2,023	3,505	5,528	390	8/27/2014
Seattle-Tacoma-Bellevue	WA	770	3,203	13	770	3,216	3,986	386	4/1/2014
Seattle-Tacoma-Bellevue	WA	1,390	2,506	7	1,390	2,513	3,903	298	8/27/2014
Seattle-Tacoma-Bellevue	WA	1,438	3,280	19	1,438	3,299	4,737	341	9/18/2014
Seattle-Tacoma-Bellevue	WA	1,105	2,121	—	1,105	2,121	3,226	195	10/3/2014
Total		$456,104	$1,353,317	$34,884	$456,135	$1,388,201	$1,844,336	$110,803

(1) Refers to metropolitan and micropolitan statistical area (MSA) as defined by the U.S. Census Bureau.

(2) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $1.5 billion (unaudited) at December 31, 2016.

(3) As of December 31, 2016, 73 of our self storage properties were encumbered by an aggregate of $212.6 million of debt financing.

(4) Property subject to a long-term lease agreement.

(5) During the year ended December 31 2016, the Company consolidated two Oregon self storage properties into one single self storage property.

Note: The Company only owns one class of real estate, which is self storage properties. The estimated useful lives of the individual assets that comprise buildings and improvements range from 3 years to 40 years. The category for buildings and improvements in the table above includes furniture and equipment.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2016, 2015 and 2014
(in thousands)

	2016	2015	2014
Self Storage properties:
Balance at beginning of year	$1,147,201	$838,941	$370,698
Acquisitions and improvements	715,509	308,323	470,060
Write-off of fully depreciated assets and other	—	(63)	—
Dispositions	(4,820)	—	(1,817)
Assets held for sale	(13,554)	—	—
Balance at end of year	$1,844,336	$1,147,201	$838,941

Accumulated depreciation:
Balance at beginning of year	$68,100	$39,614	$24,379
Depreciation expense	42,703	28,549	15,508
Write-off of fully depreciated assets and other	—	(63)	—
Dispositions	—	—	(273)
Balance at end of year	$110,803	$68,100	$39,614