Form 10-Q
period 2017-03-31
National Storage Affiliates Trust
filed 2017-05-04
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐
Emerging Growth Company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
As of May 3, 2017, 44,256,538 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Real estate
Self storage properties	$1,887,255	$1,844,336
Less accumulated depreciation	(124,941)	(110,803)
Self storage properties, net	1,762,314	1,733,533
Cash and cash equivalents	14,207	12,570
Restricted cash	3,043	2,767
Debt issuance costs, net	2,836	3,069
Investment in unconsolidated real estate venture	79,650	81,486
Other assets, net	43,681	44,730
Assets held for sale	—	13,937
Total assets	$1,905,731	$1,892,092
LIABILITIES AND EQUITY
Liabilities
Debt financing	$893,767	$878,954
Accounts payable and accrued liabilities	21,355	21,616
Deferred revenue	12,589	12,454
Total liabilities	927,711	913,024
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 44,202,780 and 43,110,362 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	442	431
Additional paid-in capital	590,526	576,365
Distributions in excess of earnings	(18,728)	(8,719)
Accumulated other comprehensive income	10,651	9,025
Total shareholders' equity	582,891	577,102
Noncontrolling interests	395,129	401,966
Total equity	978,020	979,068
Total liabilities and equity	$1,905,731	$1,892,092

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUE
Rental revenue	$57,844	$38,501
Other property-related revenue	1,881	1,148
Management fees and other revenue	1,838	—
Total revenue	61,563	39,649
OPERATING EXPENSES
Property operating expenses	19,749	13,277
General and administrative expenses	7,181	4,335
Depreciation and amortization	18,683	10,892
Total operating expenses	45,613	28,504
Income from operations	15,950	11,145
OTHER EXPENSE
Interest expense	(7,471)	(4,941)
Equity in losses of unconsolidated real estate venture	(785)	—
Acquisition costs	(144)	(1,288)
Non-operating expense	(52)	(5)
Other expense	(8,452)	(6,234)
Income before income taxes	7,498	4,911
Income tax expense	(317)	(109)
Net income	7,181	4,802
Net income attributable to noncontrolling interests	(6,626)	(2,592)
Net income attributable to National Storage Affiliates Trust	$555	$2,210

Earnings (loss) per share - basic	$0.01	$0.10
Earnings (loss) per share - diluted	$0.01	$0.07

Weighted average shares outstanding - basic	43,401	23,005
Weighted average shares outstanding - diluted	43,401	67,994
Dividends declared per common share	$0.24	$0.20

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$7,181	$4,802
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	1,613	(1,895)
Reclassification of other comprehensive loss to interest expense	770	403
Other comprehensive income (loss)	2,383	(1,492)
Comprehensive income	9,564	3,310
Comprehensive income attributable to noncontrolling interests	(7,586)	(1,793)
Comprehensive income attributable to National Storage Affiliates Trust	$1,978	$1,517

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional	Distributions	Other
	Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Capital	Earnings	Income	Interests	Equity
Balances, December 31, 2016	43,110,362	$431	$576,365	$(8,719)	$9,025	$401,966	$979,068
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	4,964	4,964
Issuance of subordinated performance units	—	—	—	—	—	7,000	7,000
Redemptions of OP units	1,077,074	11	14,163	—	222	(14,396)	—
Effect of changes in ownership for consolidated entities	—	—	(42)	—	(19)	61	—
Equity-based compensation expense	—	—	60	—	—	923	983
Issuance of restricted common shares	15,925	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	(581)	—	(20)	—	—	—	(20)
Reduction in receivables from partners of OP	—	—	—	—	—	41	41
Other comprehensive income	—	—	—	—	1,423	960	2,383
Common share dividends	—	—	—	(10,564)	—	—	(10,564)
Distributions to limited partners of OP	—	—	—	—	—	(13,016)	(13,016)
Net income	—	—	—	555	—	6,626	7,181
Balances, March 31, 2017	44,202,780	$442	$590,526	$(18,728)	$10,651	$395,129	$978,020

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,181	$4,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,683	10,892
Amortization of debt issuance costs	516	587
Amortization of debt discount and premium, net	(399)	(467)
Equity-based compensation expense	983	598
Equity in losses of unconsolidated real estate venture	785	—
Distributions from unconsolidated real estate venture	1,251	—
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(665)	(1,108)
Accounts payable and accrued liabilities	(102)	2,189
Deferred revenue	(28)	199
Net Cash Provided by Operating Activities	28,205	17,692
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(26,363)	(62,669)
Capital expenditures	(3,154)	(600)
Deposits and advances for self storage property and other acquisitions	(138)	(97)
Expenditures for corporate furniture, equipment and other	(40)	(209)
Proceeds from sale of self storage properties	5,091	—
Net Cash Used In Investing Activities	(24,604)	(63,575)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated performance units	7,000	—
Borrowings under debt financings	222,000	79,500
Receipts for OP unit subscriptions	6	265
Collection of receivables from issuance of OP equity	—	193
Principal payments under debt financings	(205,757)	(18,572)
Payment of dividends to common shareholders	(10,564)	(4,605)
Distributions to noncontrolling interests	(12,942)	(8,777)
Debt issuance costs	(1,315)	(113)
Equity offering costs	(116)	(7)
Net Cash (Used In) Provided By Financing Activities	(1,688)	47,884
Increase in Cash, Cash Equivalents and Restricted Cash	1,913	2,001
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	15,337	9,377
End of period	$17,250	$11,378

Supplemental Cash Flow Information
Cash paid for interest	$7,131	$4,717

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited)

1. ORGANIZATION AND NATURE OF OPERATIONS
National Storage Affiliates Trust was organized in the state of Maryland on May 16, 2013 and is a fully integrated, self-administered and self-managed real estate investment trust focused on the self storage sector. As used herein, "NSA," the "Company," "we," "our," and "us" refers to National Storage Affiliates Trust and its consolidated subsidiaries, except where the context indicates otherwise. The Company has elected and believes it has qualified as a real estate investment trust ("REIT") for U.S. federal income tax purposes commencing with its taxable year ending December 31, 2015.
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas in the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of its operating partnership, the Company's operating partnership is authorized to issue Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated limited partnership subsidiaries of its operating partnership, which we refer to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
The Company owned 386 self storage properties in 20 states with approximately 23.3 million rentable square feet in approximately 186,000 storage units as of March 31, 2017. These properties are managed with local operational focus and expertise by the Company's participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions") and Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"). In February 2017, the Company entered into definitive agreements with an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini") of Orlando, Florida, to add Personal Mini as the Company's eighth PRO.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Company's results of operations for the quarterly period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period.
Principles of Consolidation
The Company's financial statements include the accounts of its operating partnership and its controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation of entities.
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity ("VIE"), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional guidance to determine whether the general partner controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates all entities that are VIEs and of which the Company is deemed to be the primary beneficiary. The Company has determined that its operating partnership is a VIE. The sole significant asset of National Storage Affiliates Trust is its investment in its operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of its operating partnership.
As of March 31, 2017 and December 31, 2016, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $254.8 million and $256.8 million as of March 31, 2017 and December 31, 2016, respectively. For the DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $41.0 million and $41.4 million as of March 31, 2017 and December 31, 2016, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company earns management and other fees for managing and operating its unconsolidated real estate venture. These fees include property management fees, call center fees, platform fees, acquisition fees, development fees and a portion of tenant warranty protection proceeds. The Company recognizes these fees when they are earned, fixed and determinable. The fees are reported in management fees and other revenue in the Company's condensed consolidated statements of operations.
Investments in Unconsolidated Real Estate Venture
The Company’s investment in its unconsolidated real estate venture is recorded under the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the Company’s investment in unconsolidated real estate venture is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings (losses) is recognized based on the Company’s ownership interest in the earnings (losses) of the unconsolidated real estate venture. The Company follows the "look through" approach for classification of distributions from its unconsolidated real estate venture in its consolidated statements of cash flows. Under this approach, distributions are reported under operating cash flow unless the facts and circumstances of a specific distribution clearly indicate that it is a return of capital (e.g., proceeds from the unconsolidated real estate venture’s sale of assets), in which case it is reported as an investing activity.
Noncontrolling Interests
All of the limited partner equity interests in the operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than the operating partnership or its subsidiaries. In the condensed consolidated statements of operations, the Company allocates net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to National Storage Affiliates Trust.
For transactions that result in changes to the Company's ownership interest in its operating partnership, the carrying amount of noncontrolling interests is adjusted to reflect such changes. The difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is reflected as an adjustment to additional paid-in capital on the condensed consolidated balance sheets.

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
Other Comprehensive Income (Loss)
The Company has cash flow hedge derivative instruments that are measured at fair value with unrealized gains or losses recognized in other comprehensive income (loss) with a corresponding adjustment to accumulated other comprehensive loss within equity, as discussed further in Note 12. Under the HLBV method of allocating income (loss) discussed above, a calculation is prepared at each balance sheet date by applying the HLBV method including, and excluding, the assets and liabilities resulting from the Company's cash flow hedge derivative instruments to determine comprehensive income (loss) attributable to National Storage Affiliates Trust. As a result of the distribution rights and priorities set forth in the operating partnership's LP Agreement, in any given period, other comprehensive income (loss) may be allocated disproportionately to unitholders as compared to their respective ownership percentage in the operating partnership and as compared to their respective allocation of net income (loss).
Assets held for sale
The Company classifies properties as held for sale when certain criteria are met. At such time, the properties, including significant assets and liabilities that are expected to be transferred as part of a sale transaction, are presented separately on the condensed consolidated balance sheet at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized. As of December 31, 2016 the Company had two self storage properties classified as held for sale. The results of operations for the self storage properties classified as held for sale are reflected within income from operations in the Company's condensed consolidated statements of operations.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2018, with early application permitted for the Company on January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. Although the Company has not yet selected a transition method, as ASU 2014-09 does not impact lessor accounting, the Company does not believe the adoption of ASU 2014-09 will significantly impact its accounting for rental revenue.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance for accounting for leases, including requiring lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and lessees to recognize most leases on-balance sheet as lease liabilities with corresponding right-of-use assets. ASU 2016-02 is effective for the Company on January 1, 2019, with early application permitted. ASU 2016-02 requires a modified retrospective approach, with entities applying the new guidance at the beginning of the earliest period presented in the financial statements in which they first apply the new standard, with certain elective transition relief. The Company is evaluating the effect that ASU 2016-02 will have on its operating leases, condensed consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. During the three months ended March 31, 2017, the Company adopted ASU 2016-15, which did not result in any changes to the presentation of amounts shown on the Company's condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016.
In November 2016, the FASB issued an ASU 2016-18, Statement of Cash Flows - Restricted Cash, that requires the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. During the three months ended March 31, 2017, the Company adopted ASU 2016-18, which resulted in the inclusion of the Company's restricted cash balances along with cash and cash equivalents in the Company's condensed consolidated statement of cash flows and separate line items showing changes in restricted cash balances were eliminated from the Company's condensed consolidated statements of cash flows. ASU 2016-18 was applied retrospectively to all periods presented.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business and provides an amended framework for determining whether a transaction involves an asset or a business. During the three months ended March 31, 2017, the Company adopted ASU 2017-01. As further discussed in Note 6, as a result of the adoption of ASU 2017-01, the Company's self storage property acquisitions during the three months ended March 31, 2017 were accounted for as asset acquisitions, and accordingly, the acquisition costs related to the self storage property acquisitions were capitalized as part of the basis of the acquired properties.
3. NONCONTROLLING INTERESTS
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

As of March 31, 2017 and December 31, 2016, units reflecting noncontrolling interests consisted of the following:

	March 31,	December 31,
	2017	2016
OP units	25,223,064	26,125,444
Subordinated performance units	11,369,753	11,022,378
LTIP units	1,750,746	1,543,905
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	44,565,348	44,913,512
OP Units and DownREIT OP units
OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for the Company's common shares of beneficial interest, $0.01 par value per share ("common shares") on a one-for-one basis, and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case. The holders of OP units are generally not entitled to elect redemption until one year after the later of the closing of the Company's initial public offering or the issuance of the OP units. The holders of DownREIT OP units are generally not entitled to elect redemption until five years after the date of the contributor's initial contribution. Accordingly, these limited partner interests are included in noncontrolling interests within equity in the accompanying balance sheets as of March 31, 2017 and December 31, 2016.
The decrease in OP Units outstanding from December 31, 2016 to March 31, 2017 was due to the redemption of 1,077,074 OP units for common shares partially offset by the issuance of 174,694 OP units in connection with the acquisition of self storage properties.
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
The increase in subordinated performance units outstanding from December 31, 2016 to March 31, 2017 was due to the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini (the Company's chairman and chief executive officer, Arlen D. Nordhagen, has a noncontrolling minority ownership interest in this affiliate of Personal Mini) and the issuance of 47,332 subordinated performance units in connection with the acquisition of self storage properties.
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

LTIP units were first granted under the 2013 Long-Term Incentive Plan (the "2013 Plan"). Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times through January 1, 2020. LTIP units do not have full parity with OP units with respect to liquidating distributions and may not receive ordinary distributions until such parity is reached pursuant to the terms of the LP Agreement. If such parity is reached under the LP Agreement, upon vesting, vested LTIP units may be converted into an equal number of OP units, and thereafter have all the rights of OP units, including redemption rights.
The increase in LTIP units outstanding from December 31, 2016 to March 31, 2017 was due to the issuance of 206,841 compensatory LTIP units to employees and consultants.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016
Land	$464,590	$456,135
Buildings and improvements	1,417,750	1,383,603
Furniture and equipment	4,915	4,598
Total self storage properties	1,887,255	1,844,336
Less accumulated depreciation	(124,941)	(110,803)
Self storage properties, net	$1,762,314	$1,733,533
Depreciation expense related to self storage properties amounted to $14.1 million and $8.6 million during the three months ended March 31, 2017 and 2016, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE
As of March 31, 2017, the Company's unconsolidated real estate venture (the "Joint Venture") owned and operated a portfolio of 66 properties containing approximately 4.5 million rentable square feet, configured in approximately 36,000 storage units and located across 12 states. The following table presents the condensed financial position of the Joint Venture as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
ASSETS
Self storage properties, net	$610,633	$614,754
Other assets	16,521	19,936
Total assets	$627,154	$634,690
LIABILITIES AND EQUITY
Debt financing	$317,109	$317,047
Other liabilities	5,041	4,498
Equity	305,004	313,145
Total liabilities and equity	$627,154	$634,690

The following table presents the condensed operating information of the Joint Venture for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
Total revenue	$12,507
Property operating expenses	4,068
Net operating income	8,439
Supervisory, administrative and other expenses	(898)
Depreciation and amortization	(7,489)
Interest expense	(2,826)
Acquisition and other expenses	(366)
Net loss	$(3,140)

6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired five self storage properties with an estimated fair value of $31.9 million during the three months ended March 31, 2017. Of these acquisitions, two self storage properties with an estimated fair value of $11.3 million were acquired by the Company from its PROs. As a result of the Company's adoption of ASU 2017-01 during the three months ended March 31, 2017, the five self storage property acquisitions were accounted for as asset acquisitions and accordingly, $0.2 million of acquisition costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $0.7 million, resulting in a total fair value of $31.2 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the three months ended March 31, 2017 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2017	5	$26,780	$4,964	$183	$31,927

(1)	Value of OP equity represents the fair value of OP units, subordinated performance units and LTIP units.
Pro Forma Financial Information For 2016 Business Combinations
The Company acquired 107 self storage properties during the year ended December 31, 2016 that were accounted for as business combinations. On a pro forma basis, after giving effect to the acquisition of 100 of the 107 self storage properties as if they were acquired on January 1, 2015 (pro forma financial information is not presented for seven of the self storage properties acquired during the year ended December 31, 2016 since the information required is not available to the Company), the Company would have recorded incremental additional revenue and net income of $15.5 million and $2.9 million, respectively, for the three months ended March 31, 2016. This pro forma information was prepared using the following significant assumptions: (i) for the cash portion of the purchase price, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 2.04% as of March 31, 2016; (ii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; and (iii) for acquisition costs of $1.3 million incurred during the three months ended March 31, 2016, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2015.
The pro forma information presented in the paragraph above does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. As described in greater detail above, given that certain information with respect to the business combinations is not available to the Company, readers of this Form 10-Q and investors are cautioned not to place undue reliance on the Company's pro forma financial information.
Dispositions
During the three months ended March 31, 2017, the Company sold to an unrelated third party one of the self storage properties acquired as part of a larger portfolio of self storage properties acquired during the year ended December 31, 2016. The self storage property sold was classified as held for sale as of December 31, 2016. The gross sales price was $5.3 million and the Company did not recognize any gain or loss on the sale.
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31,	December 31,
	2017	2016
Customer in-place leases, net of accumulated amortization of $9,964 and $7,831, respectively	$6,076	$9,374
Receivables:
Trade, net	1,580	1,898
PROs and other affiliates	377	601
Receivable from unconsolidated real estate venture	897	1,093
Property acquisition and other deposits	265	477
Interest rate swaps	10,775	8,742
Prepaid expenses and other	3,275	1,879
Corporate furniture, equipment and other, net	1,190	1,243
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $325 and $148, respectively	10,296	10,473
Goodwill	5,750	5,750
Total	$43,681	$44,730
8. DEBT FINANCING
The Company's outstanding debt as of March 31, 2017 and December 31, 2016 is summarized as follows (dollars in thousands):

	Interest	March 31,	December 31,
	Rate(1)	2017	2016
Credit Facility:
Revolving line of credit	2.38%	$102,500	$246,500
Term loan A	2.60%	235,000	225,000
Term loan B	3.24%	155,000	100,000
Term loan C	3.71%	105,000	—
Term loan facility	3.08%	100,000	100,000
Fixed rate mortgages payable	4.13%	191,937	201,694
Total principal		889,437	873,194
Unamortized debt issuance costs and debt premium, net		4,330	5,760
Total debt		$893,767	$878,954

(1)
Represents the effective interest rate as of March 31, 2017. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility Increase
 On February 8, 2017, pursuant to a partial exercise by the Company's operating partnership of its expansion option under its amended and restated credit agreement dated as of May 6, 2016, the Company's operating partnership, as borrower, certain of its subsidiaries that are party to the amended and restated credit agreement, as subsidiary guarantors, and the Company, as parent guarantor, entered into a second increase agreement and amendment (the "Increase Agreement") with a syndicated group of lenders to increase the total borrowing capacity under the tranche A term loan facility (the "Term Loan A") and the tranche B term loan facility (the "Term Loan B") by $10.0 million and $55.0 million, respectively, and to provide a new tranche C term loan facility ("Term Loan C") in an aggregate outstanding principal amount of $105.0 million, which, in the aggregate, increased the total borrowing capacity by $170.0 million for a total unsecured credit facility of $895.0 million consisting of the following components: (i) a $400.0 million revolving line of credit (the "Revolver" and together with the Term Loan A, Term Loan B and Term Loan C, the "credit facility"), (ii) Term Loan A, which now provides for a total borrowing commitment of up to $235.0 million, (iii) Term Loan B, which now provides for a total borrowing commitment of up to $155.0 million and (iv) Term Loan C, which provides for a total borrowing commitment of up to $105.0 million. The Company continues to have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.0 billion.
The Term Loan C matures on February 8, 2024. It is not subject to any scheduled reduction or amortization payment prior to maturity. Interest rates applicable to loans under Term Loan C are determined based on a 1, 2, 3 or 6 month London Interbank Offered Rate ("LIBOR") period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for Term Loan C are leverage based and range from 1.70% to 2.25% for LIBOR loans and 0.70% to 1.25% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that Term Loan C is subject to the rating based on applicable margins ranging from 1.50% to 2.45% for LIBOR Loans and 0.50% to 1.45% for base rate loans. Prepayments of any loans under Term Loan C are subject to prepayment premiums of 2.00% from the date of the Increase Agreement through and including the first anniversary of the Increase Agreement and 1.00% from the first anniversary of the Increase Agreement through and including the second anniversary of the Increase Agreement. There is no prepayment penalty thereafter. Other than the increases and amendments related to Term Loan C described above, the Increase Agreement did not impact or amend the amended and restated credit agreement's previously disclosed terms, including its covenants, events of default, or terms of payment.
As of March 31, 2017, the Company had outstanding letters of credit totaling $4.7 million and would have had the capacity to borrow remaining Revolver commitments of $292.8 million while remaining in compliance with the credit facility's financial covenants. At March 31, 2017, the Company was in compliance with all such covenants.
For a summary of the Company's financial covenants and additional detail regarding the Company's credit facility, term loan facility, and fixed rate mortgage payables, please see Note 8 to the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2017, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2017	$5,347	$295	$5,642
2018	10,617	298	10,915
2019	4,983	230	5,213
2020	141,745	(122)	141,623
2021	242,509	(210)	242,299
2022	159,205	72	159,277
Thereafter	325,031	3,767	328,798
	$889,437	$4,330	$893,767
9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2017 and 2016, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$7,181	$4,802
Net income attributable to noncontrolling interests	(6,626)	(2,592)
Net income attributable to National Storage Affiliates Trust	555	2,210
Distributed and undistributed earnings allocated to participating securities	(6)	(4)
Net income attributable to common shareholders - basic	549	2,206
Effect of assumed conversion of dilutive securities	—	2,571
Net income attributable to common shareholders - diluted	$549	$4,777

Denominator
Weighted average shares outstanding - basic	43,401	23,005
Effect of dilutive securities:
Weighted average OP units outstanding	—	22,235
Weighted average DownREIT OP unit equivalents outstanding	—	1,835
Weighted average LTIP units outstanding	—	2,151
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	18,768
Weighted average shares outstanding - diluted	43,401	67,994

Earnings (loss) per share - basic	$0.01	$0.10
Earnings (loss) per share - diluted	$0.01	$0.07

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2017, 437,799 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three months ended March 31, 2017, 260,400 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three months ended March 31, 2017, potential common shares totaling 50.0 million related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.

10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to continue providing leasing, operating, supervisory and administrative services related to the Company's self storage properties. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended March 31, 2017 and 2016, the Company incurred $3.3 million and $2.2 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Affiliate Payroll Services
The employees responsible for operation of the self storage properties are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended March 31, 2017 and 2016, the Company incurred $5.8 million and $4.0 million, respectively, for payroll and related costs reimbursable to these affiliates. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended March 31, 2017 and 2016, the Company incurred $0.1 million and $0.1 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. For the three months ended March 31, 2017, these due diligence costs are capitalized as part of the basis of the acquired self storage properties and for the three months ended March 31, 2016, these due diligence costs are included in acquisition costs in the accompanying condensed consolidated statements of operations.
Management Fees and Other Revenue
The Joint Venture pays certain customary fees to the Company for managing and operating the Joint Venture properties, including property management fees, call center fees, platform fees, acquisition fees and development management fees. During the three months ended March 31, 2017, the Company earned $1.8 million of management fees and other revenue for managing and operating the Joint Venture. The fees are reported in management fees and other revenue in the accompanying condensed consolidated statements of operations.
11. COMMITMENTS AND CONTINGENCIES
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
12. FAIR VALUE MEASUREMENTS
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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2015	$(972)
Swap ineffectiveness	7
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	403
Unrealized losses included in accumulated other comprehensive loss	(1,895)
Fair value at March 31, 2016	$(2,457)

Fair value at December 31, 2016	$8,159
Swap ineffectiveness	4
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	770
Unrealized gains included in accumulated other comprehensive loss	1,613
Fair value at March 31, 2017	$10,546
As of March 31, 2017 and December 31, 2016, the Company had outstanding interest rate swaps with aggregate notional amounts of $595.0 million and $425.0 million, respectively, designated as cash flow hedges. As of March 31, 2017, the Company's swaps had a weighted average remaining term of approximately 4.3 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at March 31, 2017 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $1.6 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.51% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from the counterparty to the interest rate swaps.
There were no transfers between levels during the three months ended March 31, 2017 and 2016. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2017, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at March 31, 2017 and December 31, 2016, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at March 31, 2017 and December 31, 2016 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $191.9 million as of March 31, 2017 with a fair value of approximately $204.4 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.92%, compared to the weighted average contractual interest rate of 5.21%. The combined principal balance of the Company's fixed rate mortgages was approximately $201.7 million as of December 31, 2016 with a fair value of approximately $214.0 million. In determining the fair value as of December 31, 2016, the Company estimated a weighted average market interest rate of approximately 3.89%, compared to the weighted average contractual interest rate of 5.25%.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report on Form 10-K filed with the SEC on February 28, 2017 (the "Annual Report"), and the other documents we file from time to time with the Securities and Exchange Commission. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and believe we have qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership, a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas throughout the United States.
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
Our PROs
The Company had eight PROs as of March 31, 2017: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away and Personal Mini. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of March 31, 2017, we owned a geographically diversified portfolio of 386 self storage properties, located in 20 states, comprising approximately 23.3 million rentable square feet, configured in approximately 186,000 storage units. Of these properties, 239 were acquired by us from our PROs and 147 were acquired by us from third-party sellers.
During the three months ended March 31, 2017, we acquired five self storage properties with an aggregate fair value of $31.9 million, comprising approximately 0.3 million rentable square feet, configured in approximately 2,200 storage units. Of these acquisitions, two were acquired by us from our PROs and three were acquired by us from third-party sellers.
In March 2017, we sold to an unrelated party one of the self storage properties acquired as part of a larger portfolio of properties during the year ended December 31, 2016. The gross selling price for the property sold was $5.3 million and it comprised approximately 43,935 rentable square feet, configured in 360 storage units.
Our Joint Venture
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
As of March 31, 2017, our Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 66 properties containing approximately 4.5 million rentable square feet, configured in approximately 36,000 storage units and located across 12 states.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of the Joint Venture and earn certain customary fees for managing and operating the properties. In addition, we provide tenant warranty protection to tenants at the Joint Venture properties in exchange for half of all proceeds from the tenant warranty protection program at each Joint Venture property.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired five self storage properties during the three months ended March 31, 2017 and 107 self storage properties during the year ended December 31, 2016. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated for the entirety of the applicable periods presented, excluding any properties sold or expected to be sold or where we completed a storage space expansion which caused the property's year-over-year operating results to no longer be comparable. As of March 31, 2017, our same store portfolio consisted of 277 self storage properties which consists of only those properties that were included in our condensed consolidated financial statements since January 1, 2016, excluding two properties we plan to dispose of during 2017.
The following discussion and analysis of the results of our operations and financial condition should be read in conjunction with the accompanying condensed consolidated financial statements in Item 1. Certain figures, such as interest rates and other percentages, included in this section have been rounded for ease of presentation. Percentage figures included in this section have not in all cases been calculated on the basis of such rounded figures but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this section may vary slightly from those obtained by performing the same calculations using the figures in our condensed consolidated financial statements or in the associated text. Certain other amounts that appear in this section may similarly not sum due to rounding.
Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016
Net income was $7.2 million for the three months ended March 31, 2017, compared to $4.8 million for the three months ended March 31, 2016, an increase of $2.4 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 95 self storage properties acquired between April 1, 2016 and March 31, 2017, same store NOI growth and reductions to acquisition costs, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI". The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Rental revenue
Same store portfolio	$39,873	$37,499	$2,374
Non-same store portfolio	17,971	1,002	16,969
Total rental revenue	57,844	38,501	19,343
Other property-related revenue
Same store portfolio	1,310	1,124	186
Non-same store portfolio	571	24	547
Total other property-related revenue	1,881	1,148	733
Management fees and other revenue	1,838	—	1,838
Total revenue	61,563	39,649	21,914
Property operating expenses
Same store portfolio	13,102	12,893	209
Non-same store portfolio	6,647	384	6,263
Total property operating expenses	19,749	13,277	6,472
General and administrative expenses	7,181	4,335	2,846
Depreciation and amortization	18,683	10,892	7,791
Total operating expenses	45,613	28,504	17,109
Income from operations	15,950	11,145	4,805
Other expense
Interest expense	(7,471)	(4,941)	(2,530)
Equity in losses of unconsolidated real estate venture	(785)	—	(785)
Acquisition costs	(144)	(1,288)	1,144
Non-operating expense	(52)	(5)	(47)
Other expense	(8,452)	(6,234)	(2,218)
Income before income taxes	7,498	4,911	2,587
Income tax expense	(317)	(109)	(208)
Net income	7,181	4,802	2,379
Net income attributable to noncontrolling interests	(6,626)	(2,592)	(4,034)
Net income attributable to National Storage Affiliates Trust	$555	$2,210	$(1,655)

Total Revenue
Our total revenue increased by $21.9 million, or 55.3%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase was primarily attributable to incremental revenue from 95 self storage properties we acquired between April 1, 2016 and March 31, 2017, increased market rates and fees, regular rental increases for in-place tenants, partially offset by a decrease in total portfolio average occupancy from 88.7% to 88.3%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $19.3 million, or 50.2%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase in rental revenue was due to a $17.0 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $15.4 million from 90 self storage properties acquired between April 1, 2016 and December 31, 2016, and $0.5 million from five self storage properties acquired during the three months ended March 31, 2017. Same store portfolio rental revenues increased $2.4 million, or 6.3%, due to a 6.1% increase, from $10.67 to $11.32, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by increased contractual lease rates and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.7 million, or 63.9%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. This increase resulted from a $0.5 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue from 95 self storage properties acquired between April 1, 2016 and March 31, 2017.
Management Fees and Other Revenue
During the three months ended March 31, 2017, we earned $1.8 million of management and other fees for managing and operating the Joint Venture. The Joint Venture pays certain customary fees to us for managing and operating the Joint Venture properties, including property management fees, call center fees, platform fees and acquisition fees.
Total Operating Expenses
Total operating expenses for the three months ended March 31, 2017 were $45.6 million compared to $28.5 million for the three months ended March 31, 2016, an increase of $17.1 million, or 60.0%. As discussed below, this change was primarily due to an increase of $6.5 million in property operating expenses, $2.8 million in general and administrative expenses, and $7.8 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $19.7 million for the three months ended March 31, 2017 compared to $13.3 million for the three months ended March 31, 2016, an increase of $6.5 million, or 48.7%. This increase resulted from a $6.3 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $5.7 million from 90 self storage properties acquired between April 1, 2016 and December 31, 2016 and $0.2 million from five self storage properties acquired during the three months ended March 31, 2017. In addition, same store portfolio property operating expenses increased $0.2 million, or 1.6%, due to increases in property taxes and maintenance expense, partially offset by decreases in advertising expenses.
General and Administrative Expenses
General and administrative expenses increased $2.8 million, or 65.7%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $1.1 million primarily as a result of incremental fees related to the 95 properties we acquired from April 1, 2016 to March 31, 2017, $0.8 million of costs related to our property management platform, $0.5 million of salaries and benefits and $0.1 million of professional fees.

Depreciation and Amortization
Depreciation and amortization increased $7.8 million, or 71.5%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This increase was primarily attributable to incremental depreciation expense of $4.6 million from 90 self storage properties acquired between April 1, 2016 and December 31, 2016, and $0.1 million from five self storage properties acquired during the three months ended March 31, 2017. In addition, amortization of customer in-place leases increased $2.1 million from $2.2 million for the three months ended March 31, 2016 to $4.3 million for the three months ended March 31, 2017. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of March 31, 2017, the unamortized balance of customer in-place leases totaled $6.1 million.
Interest Expense
Interest expense increased $2.5 million, or 51.2%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in interest expense was primarily attributable to increases in outstanding borrowings under our credit facility, a new term loan facility borrowing during 2016 and the assumption of fixed-rate mortgages in connection with self storage property acquisitions subsequent to March 31, 2016.
Equity In Losses Of Unconsolidated Real Estate Venture
During the three months ended March 31, 2017, we recorded $0.8 million of equity in losses from our unconsolidated real estate venture. Equity in losses of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the Joint Venture. The Joint Venture recorded a net loss of $3.1 million during the three months ended March 31, 2017, primarily due to NOI of $8.4 million, offset by $7.5 million of depreciation and amortization, $2.8 million of interest expense, $0.9 million of supervisory, administrative and other expenses and $0.4 million of other expenses.
Acquisition Costs
Acquisition costs decreased $1.1 million, or 88.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. This decrease was due to a decrease in the number of properties acquired and the adoption of ASU 2017-01 during the three months ended March 31, 2017. As a result of the adoption of ASU 2017-01, the self storage properties acquired during the three months ended March 31, 2017 were accounted for as asset acquisitions, and accordingly, $0.2 million of acquisition costs related to the self storage property acquisitions during the three months ended March 31, 2017 were capitalized as part of the basis of the acquired properties.
Income Tax Expense
Income tax expense increased $0.2 million, or 190.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in income tax expense was primarily related to growth in the Company's portfolio contributing to certain state and local taxes that are considered income-based taxes and the Company's tax provision for its taxable REIT subsidiary, through which the Company provides management and other services to the Joint Venture as well as other activities.
Net Income (Loss) Attributable to Noncontrolling Interests
We allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $6.6 million for the three months ended March 31, 2017, compared to a net income of $2.6 million for the three months ended March 31, 2016.

Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper, as amended, defines FFO as net income (loss) (as determined under GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We include amortization of customer in-place leases in real estate depreciation and amortization in the calculation of FFO because we believe the amortization of customer in-place leases is analogous to real estate depreciation, as the value of such intangibles is inextricably connected to the real estate acquired. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders for the purpose of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, organizational and offering costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt and after adjustments for unconsolidated partnerships and joint ventures.
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
FFO and Core FFO should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income (loss). FFO and Core FFO do not represent cash generated from operating activities determined in accordance with GAAP and are not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO and Core FFO should be compared with our reported net income (loss) and considered in addition to cash flows computed in accordance with GAAP, as presented in our condensed consolidated financial statements.

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three months ended March 31, 2017 and 2016 (in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2017	2016
Net income	$7,181	$4,802
Add (subtract):
Real estate depreciation and amortization	18,243	10,779
Company's share of unconsolidated real estate venture real estate depreciation and amortization	1,872	—
FFO attributable to subordinated performance unitholders (1)	(6,141)	(4,343)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	21,155	11,238
Add:
Acquisition costs	144	1,288
Company's share of unconsolidated real estate venture acquisition costs	19	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$21,318	$12,526

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	43,401	23,005
Weighted average restricted common shares outstanding	17	16
Weighted average OP units outstanding	25,959	22,235
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,835
Weighted average LTIP units outstanding	1,468	2,456
Total weighted average shares and units outstanding - FFO and Core FFO	72,680	49,547

FFO per share and unit	$0.29	$0.23
Core FFO per share and unit	$0.29	$0.25

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Earnings (loss) per share - diluted	$0.01	$0.07
Impact of the difference in weighted average number of shares(1)	(0.01)	0.03
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.09	—
Add real estate depreciation and amortization	0.25	0.22
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.03	—
FFO attributable to subordinated performance unitholders	(0.08)	(0.09)
FFO per share and unit	0.29	0.23
Add acquisition costs, Company's share of unconsolidated real estate venture acquisition costs, and loss on early extinguishment of debt	—	0.02
Core FFO per share and unit	$0.29	$0.25

(1) Adjustment accounts for the difference between the weighted average number of shares used to calculate diluted earnings per share and the weighted average number of shares used to calculate FFO and Core FFO per share and unit. Diluted earnings per share is calculated using the two-class method for the company's restricted common shares, the treasury stock method for certain unvested LTIP units, and includes the assumption of a hypothetical conversion of subordinated performance units and DownREIT subordinated performance units into OP units, even though such units may only be convertible into OP units (i) after a lock-out period and (ii) upon certain events or conditions. For additional information about the conversion of subordinated performance units, DownREIT subordinated performance units and LTIP units into OP units, see Note 9 in Item 1. The computation of weighted average shares and units for FFO and Core FFO per share and unit includes all restricted common shares and LTIP units that participate in distributions and excludes all subordinated performance units and DownREIT subordinated performance units because their effect has been accounted for through the allocation of FFO to the related unitholders based on distributions declared.

(2) Represents the effect of adjusting the numerator to consolidated net income (loss) prior to GAAP allocations for noncontrolling interests and the application of the two-class method and treasury stock method, as described in footnote (1).

NOI
We define NOI as net income (loss), as determined under GAAP, plus general and administrative expenses, depreciation and amortization, interest expense, loss on early extinguishment of debt, equity in earnings (losses) of unconsolidated real estate ventures, acquisition costs, organizational and offering expenses, income tax expense, impairment of long-lived assets, losses on the sale of properties and non-operating expense and by subtracting management fees and other revenue, gains on sale of properties, debt forgiveness, and non-operating income. NOI is not a measure of performance calculated in accordance with GAAP.
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
The following table presents a reconciliation of net income (loss) to NOI for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$7,181	$4,802
(Subtract) Add:
Management fees and other revenue	(1,838)	—
General and administrative expenses	7,181	4,335
Depreciation and amortization	18,683	10,892
Interest expense	7,471	4,941
Equity in losses of unconsolidated real estate venture	785	—
Acquisition costs	144	1,288
Income tax expense	317	109
Non-operating expense	52	5
Net Operating Income	$39,976	$26,372
Our consolidated NOI shown in the table above does not include our proportionate share of the Joint Venture's net operating income. For additional information about our Joint Venture see Note 5 to the condensed consolidated financial statements in Item 1.
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net income	$7,181	$4,802
Add:
Depreciation and amortization	18,683	10,892
Company's share of unconsolidated real estate venture depreciation and amortization	1,872	—
Interest expense	7,471	4,941
Income tax expense	317	109
EBITDA	35,524	20,744
Add:
Acquisition costs	144	1,288
Company's share of unconsolidated real estate venture acquisition costs	19	—
Equity-based compensation expense(1)	983	598
Adjusted EBITDA	$36,670	$22,630

(1) Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our consolidated statements of operations.
Liquidity and Capital Resources
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity and debt offerings, and debt financings including borrowings under our credit facility and Term Loan Facility (as defined below).
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
As discussed in Note 8 in Item 1, on February 8, 2017, we entered into an Increase Agreement with a syndicated group of lenders to increase the total borrowing capacity under the credit facility by $170.0 million for a total credit facility of $895.0 million, which included entry into a new $105.0 million Term Loan C. We continue to have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.0 billion
As of March 31, 2017, $235.0 million was outstanding under the Term Loan A with an effective interest rate of 2.60%, $155.0 million was outstanding under the Term Loan B with an effective interest rate of 3.24%, $105.0 million was outstanding under the Term Loan C with an effective interest rate of 3.71% and $102.5 million was outstanding under the Revolver with an effective interest rate of 2.38%. As of March 31, 2017, we would have had the capacity to borrow remaining Revolver commitments of $292.8 million while remaining in compliance with the credit facility's financial covenants.
For a summary of our financial covenants and additional detail regarding our credit facility, Term Loan Facility (as defined below), and fixed rate mortgage payables, please see Note 8 to the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
We have a credit agreement with a syndicated group of lenders for a term loan facility (the "Term Loan Facility") in an aggregate amount of $100.0 million, which amount is outstanding, with an effective interest rate of 3.08% as of March 31, 2017. We have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million.
We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
At March 31, 2017, we had $14.2 million in cash and cash equivalents and $3.0 million of restricted cash, an increase in cash and cash equivalents of $1.6 million and an increase in restricted cash of $0.3 million from December 31, 2016. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Cash Flows From Operating Activities
Cash provided by our operating activities was $28.2 million for the three months ended March 31, 2017 compared to $17.7 million for the three months ended March 31, 2016, an increase of $10.5 million. Our operating cash flow increased primarily due to the 90 self storage properties that were acquired between April 1, 2016 and December 31, 2016 that generated cash flow for the entire three months ended March 31, 2017, and an additional five self storage properties acquired during the three months ended March 31, 2017. Because these 95 self storage properties were acquired after March 31, 2016, our operating results for the three months ended March 31, 2016 were not impacted by them. The increase in our operating cash flows from these acquisitions was partially offset by higher cash payments for general and administrative expenses and interest expense.
Cash Flows From Investing Activities
Cash used in investing activities was $24.6 million for the three months ended March 31, 2017 compared to $63.6 million for the three months ended March 31, 2016. The primary uses of cash for the three months ended March 31, 2017 were for our acquisition of five self storage properties for cash consideration of $26.4 million, capital expenditures of $3.2 million and deposits for potential acquisitions of $0.1 million. The primary uses of cash for the three months ended March 31, 2016 were for our acquisition of 17 self storage properties for cash consideration of $62.7 million and capital expenditures of $0.6 million.
Capital expenditures totaled $3.2 million and $0.6 million during the three months ended March 31, 2017 and 2016, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Recurring capital expenditures	$758	$512
Revenue enhancing capital expenditures	85	—
Acquisitions capital expenditures	2,260	156
Total capital expenditures	3,103	668
Change in accrued capital spending	51	(68)
Capital expenditures per statement of cash flows	$3,154	$600

Cash Flows From Financing Activities
Cash used in our financing activities was $1.7 million for the three months ended March 31, 2017 compared to cash provided by our financing activities of $47.9 million for the three months ended March 31, 2016. Our sources of financing cash flows for the three months ended March 31, 2017 primarily consisted of $222.0 million of borrowings under our credit facility and $7.0 million of proceeds from the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini. Our primary uses of financing cash flows for the three months ended March 31, 2017 were for principal payments on existing debt of $205.8 million (which included $196.0 million of principal repayments under the Revolver, $8.6 million of fixed rate mortgage principal payoffs and $1.2 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $12.9 million, and distributions to common shareholders of $10.6 million. Our sources of financing cash flows for the three months ended March 31, 2016 primarily consisted of $79.5 million of borrowings under our credit facility. Our primary uses of financing cash flows for the three months ended March 31, 2016 were for principal payments on existing debt of $18.6 million, distributions to noncontrolling interests of $8.8 million, and distributions to common shareholders of $4.6 million.
In connection with the five properties acquired during the three months ended March 31, 2017, we issued OP equity of $5.0 million (consisting of 174,694 OP units and 47,332 subordinated performance units) and paid cash of $26.4 million.
On February 23, 2017, our board of trustees declared a cash dividend and distribution, respectively, of $0.24 per common share and OP unit. Such distributions were paid on March 30, 2017 to shareholders and OP unitholders of record as of March 15, 2017. On March 13, 2017, our board of trustees declared cash distributions of $6.1 million, in the aggregate, to subordinated performance unitholders of record as of March 15, 2017. Such distributions were paid on March 30, 2017.
During the three months ended March 31, 2017, after receiving notices of redemption from certain holders of OP units, we elected to issue 1,077,074 common shares to such holders in exchange for 1,077,074 OP units in satisfaction of the operating partnership's redemption obligations.
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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of March 31, 2017, our operating partnership had an aggregate of $1,072.6 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the capital contributions corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of March 31, 2017, an aggregate of $187.2 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Second, an amount determined by us, as the general partner, is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with a non-cumulative subordinated allocation on the unreturned capital contributions made by such holders in respect of such property portfolio that relates to such capital transaction plus an additional amount equal to such unreturned capital contributions.
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

Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of March 31, 2017, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
As of March 31, 2017, we had $102.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $1.0 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 under the heading Item 1A. "Risk Factors" beginning on page 14, which is accessible on the SEC's website at www.sec.gov. During the three months ended March 31, 2017, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2017, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 1,077,074 common shares to satisfy redemption requests from certain limited partners.
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
On February 24, 2017, the operating partnership issued 300,043 subordinated performance units in exchange for $7.0 million of cash to an affiliate of Personal Mini, one of the Company's PROs, and an entity in which Arlen D. Nordhagen, the Company's chairman and chief executive officer, held a non-controlling minority ownership interest that was equal to approximately 15%.
On May 1, 2017, the operating partnership issued 155,152 OP units to an unrelated third party as partial consideration for the acquisition of a self storage property.
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
As of May 3, 2017, other than those OP units held by the Company, after reflecting the transactions described herein, 28,910,152 OP units of its operating partnership were outstanding (including 1,750,908 outstanding LTIP units in the operating partnership and 1,834,786 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions). These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2017, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares. The table below summarizes all of our repurchases of common shares during the quarter ended March 31, 2017:

Period	Total number of shares purchased		-	Total number of shares purchased as part of publicly announced plans or programs	Maximum numbers of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2017	581	(1)		n/a	n/a
February 1 - February 28, 2017	—			n/a	n/a
March 1 - March 31, 2017	—			n/a	n/a

(1) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $22.07 and is based on the closing price of our common shares as of January 1, 2017, the date of withholding.

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

3.2	Amended and Restated Bylaws of National Storage Affiliates Trust (Exhibit 3.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)
4.1	Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated by reference)
10.1*	Form of 2017 LTIP Unit Award Agreement for Executive Officers
10.2*	Partnership Unit Designation of Series PM Class B OP Units of NSA OP, LP
10.3*
Facilities Portfolio Management Agreement, dated February 24, 2017, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Shader Brothers Corporation, and (iv) Marc M. Smith and Laurie Shader Smith, each an individual

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
Arlen D. Nordhagen
chairman of the board of trustees
and chief executive officer
(principal executive officer)

By:	/s/ TAMARA D. FISCHER
Tamara D. Fischer
chief financial officer
(principal financial officer)
Date: May 4, 2017