Form 10-Q
period 2017-06-30
National Storage Affiliates Trust
filed 2017-08-03
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Yes ☐ No ☒
As of August 2, 2017, 44,296,944 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Real estate
Self storage properties	$1,954,056	$1,844,336
Less accumulated depreciation	(138,726)	(110,803)
Self storage properties, net	1,815,330	1,733,533
Cash and cash equivalents	13,591	12,570
Restricted cash	13,954	2,767
Debt issuance costs, net	2,668	3,069
Investment in unconsolidated real estate venture	89,916	81,486
Other assets, net	42,083	44,730
Assets held for sale	—	13,937
Total assets	$1,977,542	$1,892,092
LIABILITIES AND EQUITY
Liabilities
Debt financing	$969,140	$878,954
Accounts payable and accrued liabilities	21,050	21,616
Deferred revenue	12,685	12,454
Total liabilities	1,002,875	913,024
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 44,279,824 and 43,110,362 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	443	431
Additional paid-in capital	594,192	576,365
Distributions in excess of earnings	(27,870)	(8,719)
Accumulated other comprehensive income	8,748	9,025
Total shareholders' equity	575,513	577,102
Noncontrolling interests	399,154	401,966
Total equity	974,667	979,068
Total liabilities and equity	$1,977,542	$1,892,092

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Rental revenue	$60,154	$45,784	$117,998	$84,285
Other property-related revenue	2,045	1,500	3,926	2,648
Management fees and other revenue	2,142	—	3,980	—
Total revenue	64,341	47,284	125,904	86,933
OPERATING EXPENSES
Property operating expenses	19,803	15,457	39,552	28,734
General and administrative expenses	7,405	4,837	14,586	9,172
Depreciation and amortization	17,800	13,088	36,483	23,980
Total operating expenses	45,008	33,382	90,621	61,886
Income from operations	19,333	13,902	35,283	25,047
OTHER (EXPENSE) INCOME
Interest expense	(8,160)	(5,844)	(15,631)	(10,785)
Loss on early extinguishment of debt	—	(136)	—	(136)
Equity in losses of unconsolidated real estate venture	(765)	—	(1,550)	—
Acquisition costs	(167)	(1,708)	(311)	(2,996)
Non-operating expense	(14)	(57)	(66)	(62)
Gain on sale of self storage properties	5,637	—	5,637	—
Other expense	(3,469)	(7,745)	(11,921)	(13,979)
Income before income taxes	15,864	6,157	23,362	11,068
Income tax expense	(288)	(112)	(605)	(221)
Net income	15,576	6,045	22,757	10,847
Net (income) loss attributable to noncontrolling interests	(13,209)	1,325	(19,835)	(1,267)
Net income attributable to National Storage Affiliates Trust	$2,367	$7,370	$2,922	$9,580

Earnings (loss) per share - basic	$0.05	$0.32	$0.07	$0.42
Earnings (loss) per share - diluted	$0.05	$0.08	$0.07	$0.15

Weighted average shares outstanding - basic	44,223	23,078	43,814	23,041
Weighted average shares outstanding - diluted	44,223	73,531	43,814	70,763
Dividends declared per common share	$0.26	$0.22	$0.50	$0.42

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,576	$6,045	$22,757	$10,847
Other comprehensive income (loss)
Unrealized loss on derivative contracts	(3,852)	(6,542)	(2,239)	(8,437)
Reclassification of other comprehensive loss to interest expense	760	506	1,530	909
Other comprehensive loss	(3,092)	(6,036)	(709)	(7,528)
Comprehensive income	12,484	9	22,048	3,319
Comprehensive (income) loss attributable to noncontrolling interests	(11,992)	7,361	(19,578)	5,568
Comprehensive income attributable to National Storage Affiliates Trust	$492	$7,370	$2,470	$8,887

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional	Distributions	Other
	Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Capital	Earnings	Income	Interests	Equity
Balances, December 31, 2016	43,110,362	$431	$576,365	$(8,719)	$9,025	$401,966	$979,068
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	13,058	13,058
LTIP units	—	—	—	—	—	587	587
Issuance of subordinated performance units	—	—	—	—	—	7,000	7,000
Redemptions of OP units	1,153,518	12	15,155	—	239	(15,406)	—
Effect of changes in ownership for consolidated entities	—	—	2,572	—	(64)	(2,508)	—
Equity-based compensation expense	—	—	120	—	—	1,803	1,923
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	4	4
Issuance of restricted common shares	16,525	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	(581)	—	(20)	—	—	—	(20)
Reduction in receivables from partners of OP	—	—	—	—	—	438	438
Other comprehensive loss	—	—	—	—	(452)	(257)	(709)
Common share dividends	—	—	—	(22,073)	—	—	(22,073)
Distributions to noncontrolling interests	—	—	—	—	—	(27,366)	(27,366)
Net income	—	—	—	2,922	—	19,835	22,757
Balances, June 30, 2017	44,279,824	$443	$594,192	$(27,870)	$8,748	$399,154	$974,667

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,757	$10,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,483	23,980
Amortization of debt issuance costs	1,059	1,040
Amortization of debt discount and premium, net	(791)	(1,026)
Loss on debt extinguishment	—	136
Gain on sale of self storage properties	(5,637)	—
LTIP units issued for acquisition expenses	—	56
Equity-based compensation expense	1,923	1,227
Equity in losses of unconsolidated real estate venture	1,550	—
Distributions from unconsolidated real estate venture	2,417	—
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(3,312)	(779)
Accounts payable and accrued liabilities	(649)	4,594
Deferred revenue	(256)	304
Net Cash Provided by Operating Activities	55,544	40,379
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(86,945)	(123,932)
Capital expenditures	(7,085)	(3,614)
Investments in and advances to unconsolidated real estate venture	(12,647)	—
Distributions from unconsolidated real estate venture	250	—
Deposits and advances for self storage property and other acquisitions	(565)	(1,933)
Expenditures for corporate furniture, equipment and other	(157)	(336)
Proceeds from sale of self storage properties	15,342	—
Net Cash Used In Investing Activities	(91,807)	(129,815)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated performance units	7,000	—
Borrowings under debt financings	310,500	381,500
Receipts for OP unit subscriptions	567	789
Collection of receivables from issuance of OP equity	—	570
Principal payments under debt financings	(218,762)	(252,586)
Payment of dividends to common shareholders	(22,073)	(9,711)
Distributions to noncontrolling interests	(26,866)	(21,725)
Debt issuance costs	(1,346)	(4,612)
Equity offering costs	(549)	(311)
Net Cash Provided By Financing Activities	48,471	93,914
Increase in Cash, Cash Equivalents and Restricted Cash	12,208	4,478
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	15,337	9,377
End of period	$27,545	$13,855

Supplemental Cash Flow Information
Cash paid for interest	$15,061	$10,354

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas in the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of its operating partnership, the Company's operating partnership is authorized to issue Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated limited partnership subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
The Company owned 394 self storage properties in 21 states with approximately 23.9 million rentable square feet in approximately 190,000 storage units as of June 30, 2017. These properties are managed with local operational focus and expertise by the Company's participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away") and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini") of Orlando, Florida.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Company's results of operations for the quarterly period ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period.
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
As of June 30, 2017 and December 31, 2016, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $252.9 million and $256.8 million as of June 30, 2017 and December 31, 2016, respectively. For the DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $40.5 million and $41.4 million as of June 30, 2017 and December 31, 2016, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
Other Comprehensive Income (Loss)
The Company has cash flow hedge derivative instruments that are measured at fair value with unrealized gains or losses recognized in other comprehensive income (loss) with a corresponding adjustment to accumulated other comprehensive income within equity, as discussed further in Note 12. Under the HLBV method of allocating income (loss) discussed above, a calculation is prepared at each balance sheet date by applying the HLBV method including, and excluding, the assets and liabilities resulting from the Company's cash flow hedge derivative instruments to determine comprehensive income (loss) attributable to National Storage Affiliates Trust. As a result of the distribution rights and priorities set forth in the operating partnership's LP Agreement, in any given period, other comprehensive income (loss) may be allocated disproportionately to unitholders as compared to their respective ownership percentage in the operating partnership and as compared to their respective allocation of net income (loss).
Restricted Cash
The Company's restricted cash consists of escrowed funds deposited with financial institutions for real estate taxes, insurance and other reserves for capital improvements in accordance with the Company's loan agreements and like-kind exchange proceeds.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 is effective for the Company on January 1, 2018, with early application permitted for the Company on January 1, 2017. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. Although the Company has not yet selected a transition method, as ASU 2014-09 does not impact lessor accounting, the Company does not believe the adoption of ASU 2014-09 will significantly impact its accounting for rental revenue. The Company expects that certain property-related ancillary revenues and management and other fees will be in the scope of the new guidance. Based on the Company’s ongoing evaluation, the Company does not currently anticipate material changes to its recognition of revenue as a result of adopting ASU 2014-09.
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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The Company adopted ASU 2016-15 effective January 1, 2017, which did not result in any changes to the presentation of amounts shown on the Company's condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016.
In November 2016, the FASB issued an ASU 2016-18, Statement of Cash Flows - Restricted Cash, that requires the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2017, which resulted in the inclusion of the Company's restricted cash balances along with cash and cash equivalents in the Company's condensed consolidated statement of cash flows and separate line items showing changes in restricted cash balances were eliminated from the Company's condensed consolidated statements of cash flows. ASU 2016-18 was applied retrospectively to all periods presented.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business and provides an amended framework for determining whether a transaction involves an asset or a business. The Company adopted ASU 2017-01 effective January 1, 2017. As further discussed in Note 6, as a result of the adoption of ASU 2017-01, the Company's self storage property acquisitions during the six months ended June 30, 2017 were accounted for as asset acquisitions, and accordingly, the acquisition costs related to the self storage property acquisitions were capitalized as part of the basis of the acquired properties.

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
As of June 30, 2017 and December 31, 2016, units reflecting noncontrolling interests consisted of the following:

	June 30, 2017	December 31, 2016
OP units	26,274,340	26,125,444
Subordinated performance units	11,418,815	11,022,378
LTIP units	934,323	1,543,905
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	44,849,263	44,913,512
OP Units and DownREIT OP units
OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for the Company's common shares of beneficial interest, $0.01 par value per share ("common shares") on a one-for-one basis, and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case. The holders of OP units are generally not entitled to elect redemption until one year after the later of the closing of the Company's initial public offering or the issuance of the OP units. The holders of DownREIT OP units are generally not entitled to elect redemption until five years after the date of the contributor's initial contribution. Accordingly, these limited partner interests are included in noncontrolling interests within equity in the accompanying condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016.
The increase in OP Units outstanding from December 31, 2016 to June 30, 2017 was due to the conversion of 828,881 LTIP units into OP units and the issuance of 473,533 OP units in connection with the acquisition of self storage properties, partially offset by the redemption of 1,153,518 OP units for common shares.
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
The increase in subordinated performance units outstanding from December 31, 2016 to June 30, 2017 was due to the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini (the Company's chairman and chief executive officer, Arlen D. Nordhagen, has a noncontrolling minority ownership interest in this affiliate of Personal Mini) and the issuance of 96,394 subordinated performance units in connection with the acquisition of self storage properties.

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
The decrease in LTIP units outstanding from December 31, 2016 to June 30, 2017 was due to the conversion of 828,881 LTIP units into 828,881 OP units, partially offset by the issuance of 219,299 compensatory LTIP units to employees, consultants and trustees.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Land	$482,983	$456,135
Buildings and improvements	1,466,155	1,383,603
Furniture and equipment	4,918	4,598
Total self storage properties	1,954,056	1,844,336
Less accumulated depreciation	(138,726)	(110,803)
Self storage properties, net	$1,815,330	$1,733,533
Depreciation expense related to self storage properties amounted to $14.3 million and $10.1 million during the three months ended June 30, 2017 and 2016, respectively, and $28.4 million and $18.8 million during the six months ended June 30, 2017 and 2016, respectively.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE
As of June 30, 2017, the Company's unconsolidated real estate venture owned and operated a portfolio of 70 properties containing approximately 4.9 million rentable square feet, configured in approximately 39,000 storage units and located across 13 states. The unconsolidated real estate venture acquired four self storage properties with an estimated fair value of $49.8 million during the six months ended June 30, 2017. The unconsolidated real estate venture financed the self storage property acquisitions with capital contributions from the unconsolidated real estate venture members, of which the Company contributed $12.5 million for its 25% proportionate share in the unconsolidated real estate venture.
The following table presents the condensed financial position of the unconsolidated real estate venture as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
ASSETS
Self storage properties, net	$655,233	$614,754
Other assets	14,141	19,936
Total assets	$669,374	$634,690
LIABILITIES AND EQUITY
Debt financing	$317,192	$317,047
Other liabilities	5,764	4,498
Equity	346,418	313,145
Total liabilities and equity	$669,374	$634,690

The following table presents the condensed operating information of the unconsolidated real estate venture for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Total revenue	$13,059	$25,566
Property operating expenses	4,432	8,500
Net operating income	8,627	17,066
Supervisory, administrative and other expenses	(941)	(1,839)
Depreciation and amortization	(7,676)	(15,165)
Interest expense	(2,802)	(5,628)
Acquisition and other expenses	(267)	(633)
Net loss	$(3,059)	$(6,199)

6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 15 self storage properties with an estimated fair value of $101.9 million during the six months ended June 30, 2017. Of these acquisitions, six self storage properties with an estimated fair value of $33.4 million were acquired by the Company from its PROs. As a result of the Company's adoption of ASU 2017-01 during the six months ended June 30, 2017, the 15 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $0.8 million of acquisition costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $2.5 million, resulting in a total fair value of $99.4 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the six months ended June 30, 2017 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2017	5	$26,780	$4,964	$183	$31,927
June 30, 2017	10	60,672	8,931	387	69,990
Total	15	$87,452	$13,895	$570	$101,917

(1)	Value of OP equity represents the fair value of OP units, subordinated performance units and LTIP units.
Pro Forma Financial Information For 2016 Business Combinations
The Company acquired 107 self storage properties during the year ended December 31, 2016 that were accounted for as business combinations. On a pro forma basis, after giving effect to the acquisition of 100 of the 107 self storage properties as if they were acquired on January 1, 2015 (pro forma financial information is not presented for seven of the self storage properties acquired during the year ended December 31, 2016 since the information required is not available to the Company), the Company would have recorded incremental additional revenue and net income of $10.0 million and $1.9 million, respectively, for the three months ended June 30, 2016 and $25.5 million and $4.9 million for the six months ended June 30, 2016, respectively. This pro forma information was prepared using the following significant assumptions: (i) for the cash portion of the purchase price, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 1.87% as of June 30, 2016; (ii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; and (iii) for acquisition costs of $1.7 million and $3.0 million incurred during the three and six months ended June 30, 2016, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2015.
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
Dispositions
During the six months ended June 30, 2017, the Company sold to unrelated third parties three self storage properties. The gross sales price was $15.6 million and the Company recognized $5.6 million of gain on the sales.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	June 30, 2017	December 31, 2016
Customer in-place leases, net of accumulated amortization of $8,068 and $7,831, respectively	$4,660	$9,374
Receivables:
Trade, net	1,766	1,898
PROs and other affiliates	739	601
Receivable from unconsolidated real estate venture	767	1,093
Property acquisition and other deposits	692	477
Interest rate swaps	7,559	8,742
Prepaid expenses and other	5,622	1,879
Corporate furniture, equipment and other, net	1,209	1,243
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $502 and $148, respectively	10,119	10,473
Goodwill	5,750	5,750
Total	$42,083	$44,730
8. DEBT FINANCING
The Company's outstanding debt as of June 30, 2017 and December 31, 2016 is summarized as follows (dollars in thousands):

	Interest Rate(1)	June 30, 2017	December 31, 2016
Credit Facility:
Revolving line of credit	2.62%	$181,000	$246,500
Term loan A	2.60%	235,000	225,000
Term loan B	3.24%	155,000	100,000
Term loan C	3.71%	105,000	—
Term loan facility	3.08%	100,000	100,000
Fixed rate mortgages payable	4.15%	188,932	201,694
Total principal		964,932	873,194
Unamortized debt issuance costs and debt premium, net		4,208	5,760
Total debt		$969,140	$878,954

(1)
Represents the effective interest rate as of June 30, 2017. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

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
As of June 30, 2017, the Company had outstanding letters of credit totaling $4.7 million and would have had the capacity to borrow remaining Revolver commitments of $214.3 million while remaining in compliance with the credit facility's financial covenants. At June 30, 2017, the Company was in compliance with all such covenants.
For a summary of the Company's financial covenants and additional detail regarding the Company's credit facility, term loan facility, and fixed rate mortgage payables, please see Note 8 to the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Future Debt Obligations
Based on existing debt agreements in effect as of June 30, 2017, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2017	$2,342	$198	$2,540
2018	10,617	293	10,910
2019	4,983	225	5,208
2020	220,245	(127)	220,118
2021	242,509	(215)	242,294
2022	159,205	68	159,273
Thereafter	325,031	3,766	328,797
	$964,932	$4,208	$969,140

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2017 and 2016, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$15,576	$6,045	$22,757	$10,847
Net (income) loss attributable to noncontrolling interests	(13,209)	1,325	(19,835)	(1,267)
Net income attributable to National Storage Affiliates Trust	2,367	7,370	2,922	9,580
Distributed and undistributed earnings allocated to participating securities	(7)	(5)	(13)	(9)
Net income attributable to common shareholders - basic	2,360	7,365	2,909	9,571
Effect of assumed conversion of dilutive securities	—	(1,356)	—	1,215
Net income attributable to common shareholders - diluted	$2,360	$6,009	$2,909	$10,786

Denominator
Weighted average shares outstanding - basic	44,223	23,078	43,814	23,041
Effect of dilutive securities:
Weighted average OP units outstanding	—	24,733	—	23,484
Weighted average DownREIT OP unit equivalents outstanding	—	1,835	—	1,835
Weighted average LTIP units outstanding	—	2,164	—	2,158
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	21,721	—	20,245
Weighted average shares outstanding - diluted	44,223	73,531	43,814	70,763

Earnings (loss) per share - basic	$0.05	$0.32	$0.07	$0.42
Earnings (loss) per share - diluted	$0.05	$0.08	$0.07	$0.15

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and six months ended June 30, 2017, 410,825 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three and six months ended June 30, 2017, 236,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three and six months ended June 30, 2017, potential common shares totaling 50.3 million and 50.2 million, respectively, related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.

10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to continue providing leasing, operating, supervisory and administrative services related to the Company's self storage properties. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended June 30, 2017 and 2016, the Company incurred $3.5 million and $2.7 million, respectively, for supervisory and administrative fees to the PROs and during the six months ended June 30, 2017 and 2016, the Company incurred $6.8 million and $4.9 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Affiliate Payroll Services
The employees responsible for operation of the self storage properties are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended June 30, 2017 and 2016, the Company incurred $5.9 million and $4.7 million, respectively, for payroll and related costs reimbursable to these affiliates, and for the six months ended June 30, 2017 and 2016, the Company incurred $11.7 million and $8.7 million, respectively, for payroll and related costs reimbursable to these affiliates. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended June 30, 2017 and 2016, the Company incurred $0.2 million and $0.2 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs, and during the six months ended June 30, 2017 and 2016, the Company incurred $0.3 million and $0.3 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. For the three and six months ended June 30, 2017, these due diligence costs are capitalized as part of the basis of the acquired self storage properties and for the three and six months ended June 30, 2016, these due diligence costs are included in acquisition costs in the accompanying condensed consolidated statements of operations.
Management Fees and Other Revenue
The unconsolidated real estate venture pays certain customary fees to the Company for managing and operating the unconsolidated real estate venture properties, including property management fees, call center fees, platform fees, acquisition fees and development management fees. During the three and six months ended June 30, 2017, the Company earned $2.1 million and $4.0 million, respectively, of management fees and other revenue for managing and operating the unconsolidated real estate venture. The fees are reported in management fees and other revenue in the accompanying condensed consolidated statements of operations.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2015	$(972)
Swap ineffectiveness	7
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	909
Unrealized losses on interest rate swaps included in accumulated other comprehensive loss	(8,437)
Fair value at June 30, 2016	$(8,493)

Fair value at December 31, 2016	$8,159
Swap ineffectiveness	6
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,530
Unrealized losses on interest rate swaps included in accumulated other comprehensive loss	(2,239)
Fair value at June 30, 2017	$7,456
As of June 30, 2017 and December 31, 2016, the Company had outstanding interest rate swaps with aggregate notional amounts of $595.0 million and $425.0 million, respectively, designated as cash flow hedges. As of June 30, 2017, the Company's swaps had a weighted average remaining term of approximately 4.0 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at June 30, 2017 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $1.0 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.51% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from the counterparty to the interest rate swaps.
There were no transfers between levels during the six months ended June 30, 2017 and 2016. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of June 30, 2017, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at June 30, 2017 and December 31, 2016, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at June 30, 2017 and December 31, 2016 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $188.9 million as of June 30, 2017 with a fair value of approximately $201.8 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.84%, compared to the weighted average contractual interest rate of 5.20%. The combined principal balance of the Company's fixed rate mortgages was approximately $201.7 million as of December 31, 2016 with a fair value of approximately $214.0 million. In determining the fair value as of December 31, 2016, the Company estimated a weighted average market interest rate of approximately 3.89%, compared to the weighted average contractual interest rate of 5.25%.
13. SUBSEQUENT EVENTS
In July 2017, the Company acquired four self storage properties for approximately $40.9 million. The four self storage properties were acquired for all cash consideration from third-party sellers and the Company assumed approximately $0.2 million of other working capital liabilities. In connection with these acquisitions, the Company incurred $0.1 million of expenses, payable to certain PROs, for due diligence costs related to the self storage properties sourced by the PROs.

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
Our PROs
The Company had eight PROs as of June 30, 2017: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away and Personal Mini. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of June 30, 2017, we owned a geographically diversified portfolio of 394 self storage properties, located in 21 states, comprising approximately 23.9 million rentable square feet, configured in approximately 190,000 storage units. Of these properties, 241 were acquired by us from our PROs and 153 were acquired by us from third-party sellers.
During the six months ended June 30, 2017, we acquired 15 self storage properties with an aggregate fair value of $101.9 million, comprising approximately 0.9 million rentable square feet, configured in approximately 7,200 storage units. Of these acquisitions, six were acquired by us from our PROs and nine were acquired by us from third-party sellers.
During the six months ended June 30, 2017, the Company sold three self storage properties to unrelated third parties for $15.6 million. These self storage properties comprised approximately 0.2 million rentable square feet configured in approximately 1,200 storage units.
Our Unconsolidated Real Estate Venture
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
As of June 30, 2017, our unconsolidated real estate venture, in which we have a 25% ownership interest, owned and operated a portfolio of 70 properties containing approximately 4.9 million rentable square feet, configured in approximately 39,000 storage units and located across 13 states.
During the six months ended June 30, 2017, our unconsolidated real estate venture acquired four self storage properties with an aggregate fair value of $49.8 million, comprising approximately 0.3 million rentable square feet, configured in approximately 3,100 storage units.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of the unconsolidated real estate venture and earn certain customary fees for managing and operating the properties. In addition, we provide tenant warranty protection to tenants at the unconsolidated real estate venture properties in exchange for half of all proceeds from the tenant warranty protection program at each unconsolidated real estate venture property.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 15 self storage properties during the six months ended June 30, 2017 and 107 self storage properties during the year ended December 31, 2016. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated for the entirety of the applicable periods presented, excluding any properties sold or expected to be sold or where we completed a storage space expansion which caused the property's year-over-year operating results to no longer be comparable. As of June 30, 2017, our same store portfolio consisted of 277 self storage properties which consists of only those properties that were included in our condensed consolidated financial statements since January 1, 2016, excluding two properties that we disposed of during the six months ended June 30, 2017.

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
Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016
Net income was $15.6 million for the three months ended June 30, 2017, compared to $6.0 million for the three months ended June 30, 2016, an increase of $9.6 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 80 self storage properties acquired between July 1, 2016 and June 30, 2017, gains from the sale of two self storage properties and same store NOI growth, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI". The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended June 30, 2017 compared to the three months ended June 30, 2016 (dollars in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Rental revenue
Same store portfolio	$41,293	$39,039	$2,254
Non-same store portfolio	18,861	6,745	12,116
Total rental revenue	60,154	45,784	14,370
Other property-related revenue
Same store portfolio	1,394	1,303	91
Non-same store portfolio	651	197	454
Total other property-related revenue	2,045	1,500	545
Property operating expenses
Same store portfolio	13,016	12,966	50
Non-same store portfolio	6,787	2,491	4,296
Total property operating expenses	19,803	15,457	4,346
Net operating income
Same store portfolio	29,671	27,376	2,295
Non-same store portfolio	12,725	4,451	8,274
Total net operating income	42,396	31,827	10,569
Management fees and other revenue	2,142	—	2,142
General and administrative expenses	(7,405)	(4,837)	(2,568)
Depreciation and amortization	(17,800)	(13,088)	(4,712)
Income from operations	19,333	13,902	5,431
Other (expense) income
Interest expense	(8,160)	(5,844)	(2,316)
Loss on early extinguishment of debt	—	(136)	136
Equity in losses of unconsolidated real estate venture	(765)	—	(765)
Acquisition costs	(167)	(1,708)	1,541
Non-operating expense	(14)	(57)	43
Gain on sale of self storage properties	5,637	—	5,637
Other expense	(3,469)	(7,745)	4,276
Income before income taxes	15,864	6,157	9,707
Income tax expense	(288)	(112)	(176)

Net income	15,576	6,045	9,531
Net (income) loss attributable to noncontrolling interests	(13,209)	1,325	(14,534)
Net income attributable to National Storage Affiliates Trust	$2,367	$7,370	$(5,003)
Total Revenue
Our total revenue increased by $17.1 million, or 36.1%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase was primarily attributable to incremental revenue from 80 self storage properties we acquired between July 1, 2016 and June 30, 2017, increased market rates and fees, regular rental increases for in-place tenants, and management fees and other revenue earned from our unconsolidated real estate venture, partially offset by a decrease in total portfolio average occupancy from 90.4% to 89.4%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $14.4 million, or 31.4%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. The increase in rental revenue was due to a $12.1 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $10.9 million from 70 self storage properties acquired between July 1, 2016 and March 31, 2017, and $0.7 million from 10 self storage properties acquired during the three months ended June 30, 2017. Same store portfolio rental revenues increased $2.3 million, or 5.8%, due to a 6.3% increase, from $10.86 to $11.54, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by increased contractual lease rates and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.5 million, or 36.3%, for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016. This increase resulted from a $0.5 million increase in non-same store other property-related revenue which was primarily attributable to $0.4 million incremental other property-related revenue from 70 self storage properties acquired between July 1, 2016 and March 31, 2017, and less than $0.1 million from 10 self storage properties acquired during the three months ended June 30, 2017.
Management Fees and Other Revenue
During the three months ended June 30, 2017, we earned $2.1 million of management and other fees for managing and operating the unconsolidated real estate venture. The unconsolidated real estate venture pays certain customary fees to us for managing and operating the unconsolidated real estate venture properties, including property management fees, call center fees, platform fees and acquisition fees.
Total Operating Expenses
Total operating expenses for the three months ended June 30, 2017 were $45.0 million compared to $33.4 million for the three months ended June 30, 2016, an increase of $11.6 million, or 34.8%. As discussed below, this change was primarily due to an increase of $4.3 million in property operating expenses, $2.6 million in general and administrative expenses, and $4.7 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $19.8 million for the three months ended June 30, 2017 compared to $15.5 million for the three months ended June 30, 2016, an increase of $4.3 million, or 28.1%. This increase resulted from a $4.3 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $3.9 million from 70 self storage properties acquired between July 1, 2016 and March 31, 2017 and $0.3 million from 10 self storage properties acquired during the three months ended June 30, 2017. In addition, same store portfolio property operating expenses increased $0.1 million, or 0.4%, due to increases in property taxes and bad debt expense, partially offset by decreases in advertising expenses and personnel costs.

General and Administrative Expenses
General and administrative expenses increased $2.6 million, or 53.1%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $0.8 million primarily as a result of incremental fees related to the 80 properties we acquired from July 1, 2016 to June 30, 2017, costs related to our property management platform of $0.9 million, salaries and benefits of $0.4 million and equity-based compensation expense of $0.3 million.
Depreciation and Amortization
Depreciation and amortization increased $4.7 million, or 36.0%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This increase was primarily attributable to incremental depreciation expense of $3.5 million from 70 self storage properties acquired between July 1, 2016 and March 31, 2017, and $0.2 million from 10 self storage properties acquired during the three months ended June 30, 2017. In addition, amortization of customer in-place leases increased $0.3 million from $2.9 million for the three months ended June 30, 2016 to $3.2 million for the three months ended June 30, 2017. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of June 30, 2017, the unamortized balance of customer in-place leases totaled $4.7 million.
Interest Expense
Interest expense increased $2.3 million, or 39.6%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in interest expense was primarily attributable to increases in outstanding borrowings under our credit facility and higher interest rates on the Revolver, a new term loan facility borrowing during 2016 and a $0.2 million decrease in amortization of debt premiums.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.1 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. During the three months ended June 30, 2016, in connection with the amendment to our credit facility, one of the lenders that was included in the syndicated group of lenders prior to the amendment is no longer a participating lender following the amendment, which constitutes an extinguishment of debt for accounting purposes. As a result, we wrote off $0.1 million of unamortized debt issuance costs, which is the amount attributed to the lender no longer included in the lending syndicate.
Equity In Losses Of Unconsolidated Real Estate Venture
During the three months ended June 30, 2017, we recorded $0.8 million of equity in losses from our unconsolidated real estate venture. Equity in losses of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the unconsolidated real estate venture. The unconsolidated real estate venture recorded a net loss of $3.1 million during the three months ended June 30, 2017, primarily due to NOI of $8.6 million, offset by $7.7 million of depreciation and amortization, $2.8 million of interest expense, and $1.2 million of supervisory, administrative, acquisition and other expenses.
Acquisition Costs
Acquisition costs decreased $1.5 million, or 90.2%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This decrease was due to a reduction in the number of properties acquired and the adoption of ASU 2017-01 during the six months ended June 30, 2017. As a result of the adoption of ASU 2017-01, the self storage properties acquired during the three months ended June 30, 2017 were accounted for as asset acquisitions, and accordingly, $0.6 million of acquisition costs related to the self storage property acquisitions during the three months ended June 30, 2017 were capitalized as part of the basis of the acquired properties.
Gain On Sale of Self Storage Properties
Gain on sale of self storage properties increased $5.6 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This increase resulted from the sale of two self storage properties during the three months ended June 30, 2017 for gross proceeds of $10.3 million.

Income Tax Expense
Income tax expense increased $0.2 million, or 157.1%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in income tax expense was primarily related to growth in the Company's portfolio contributing to increases in certain state and local taxes that are considered income-based taxes and increases in the Company's tax provision for its taxable REIT subsidiary, through which the Company provides management and other services to the unconsolidated real estate venture as well as other activities.
Net Income (Loss) Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $13.2 million for the three months ended June 30, 2017, compared to a net loss of $1.3 million for the three months ended June 30, 2016.
Six Months Ended June 30, 2017 compared to the Six Months Ended June 30, 2016
Net income was $22.8 million for the six months ended June 30, 2017, compared to $10.8 million for the six months ended June 30, 2016, an increase of $12.0 million. The increase was primarily due to an increase in NOI resulting from an additional 80 self storage properties we acquired between July 1, 2016 and June 30, 2017, gains from the sale of two self storage properties and same store NOI growth, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses.
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 (dollars in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Rental revenue
Same store portfolio	$81,166	$76,538	$4,628
Non-Same store portfolio	36,832	7,747	29,085
Total rental revenue	117,998	84,285	33,713
Other property-related revenue
Same store portfolio	2,704	2,427	277
Non-Same store portfolio	1,222	221	1,001
Total other property-related revenue	3,926	2,648	1,278
Property operating expenses
Same store portfolio	26,118	25,859	259
Non-Same store portfolio	13,434	2,875	10,559
Total property operating expenses	39,552	28,734	10,818
Net operating income
Same store portfolio	57,752	53,106	4,646
Non-same store portfolio	24,620	5,093	19,527
Total net operating income	82,372	58,199	24,173
Management fees and other revenue	3,980	—	3,980
General and administrative expenses	(14,586)	(9,172)	(5,414)
Depreciation and amortization	(36,483)	(23,980)	(12,503)
Income from operations	35,283	25,047	10,236
Other (expense) income

	Six Months Ended June 30,
	2017	2016	Change
Interest expense	(15,631)	(10,785)	(4,846)
Loss on early extinguishment of debt	—	(136)	136
Equity in losses of unconsolidated real estate venture	(1,550)	—	(1,550)
Acquisition costs	(311)	(2,996)	2,685
Non-operating expense	(66)	(62)	(4)
Gain on sale of self storage properties	5,637	—	5,637
Other expense	(11,921)	(13,979)	2,058
Income before income taxes	23,362	11,068	12,294
Income tax expense	(605)	(221)	(384)
Net income	22,757	10,847	11,910
Net (income) attributable to noncontrolling interests	(19,835)	(1,267)	(18,568)
Net income attributable to National Storage Affiliates Trust	$2,922	$9,580	$(6,658)

Total Revenue
Our total revenue increased by $39.0 million, or 44.8%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase was primarily attributable to incremental rental revenue from 80 self storage properties we acquired between July 1, 2016 and June 30, 2017, increased market rates and fees, regular rental increases for in-place tenants, and management fees and other revenue earned from our unconsolidated real estate venture, partially offset by a decrease in average total portfolio occupancy from 89.6% to 88.9%.
Rental Revenue
Rental revenue increased by $33.7 million, or 40.0%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. The increase in rental revenue was primarily due to a $29.1 million increase in non-same store rental revenue which was attributable to incremental rental revenue of $20.4 million from 65 self storage properties acquired between July 1, 2016 and December 31, 2016, and $1.9 million from 15 self storage properties acquired during the six months ended June 30, 2017. Same store portfolio rental revenues increased $4.6 million, or 6.0%, due to a 6.2% increase, from $10.76 to $11.43, in same store rental revenue per occupied square foot, driven primarily by a combination of increased contractual lease rates and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $1.3 million, or 48.3%, for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016. This increase primarily resulted from a $1.0 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.8 million from 65 self storage properties acquired between July 1, 2016 and December 31, 2016, and less than $0.1 million from 15 self storage properties acquired during the six months ended June 30, 2017.
Management Fees and Other Revenue
During the six months ended June 30, 2017, we earned $4.0 million of management and other fees for managing and operating the unconsolidated real estate venture properties. The unconsolidated real estate venture pays certain customary fees to us for managing and operating the unconsolidated real estate venture properties, including property management fees, call center fees, platform fees and acquisition fees.
Total Operating Expenses
Total operating expenses increased $28.7 million, or 46.4%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. As discussed below, this change was primarily due to an increase of $10.8 million in property operating expenses, $5.4 million in general and administrative expenses, and $12.5 million in depreciation and amortization.

Property Operating Expenses
Property operating expenses increased $10.8 million, or 37.6%, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016. This increase resulted from a $10.6 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $7.5 million from 65 self storage properties acquired between July 1, 2016 and December 31, 2016, and $0.7 million from 15 self storage properties acquired during the six months ended June 30, 2017. In addition, same store portfolio property operating expenses increased $0.3 million, or 1.0%, due to increases in property taxes, repairs and maintenance and bad debt expense, partially offset by decreases in advertising costs and personnel and related costs.
General and Administrative Expenses
General and administrative expenses increased $5.4 million, or 59.0%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $2.0 million primarily as a result of incremental fees related to the 80 properties we acquired from July 1, 2016 to June 30, 2017, costs related to our property management platform of $1.7 million, salaries and benefits of $0.9 million and equity-based compensation expense of $0.7 million.
Depreciation and Amortization
Depreciation and amortization increased $12.5 million, or 52.1%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This increase was attributable to incremental depreciation expense of $6.5 million from 65 self storage properties acquired between July 1, 2016 and December 31, 2016, and $0.5 million from 15 self storage properties acquired during the six months ended June 30, 2017. In addition, amortization of customer in-place leases increased $2.4 million from $5.1 million for the six months ended June 30, 2016 to $7.5 million for the six months ended June 30, 2017.
Interest Expense
Interest expense increased $4.8 million, or 44.9%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in interest expense was primarily due to increases in outstanding borrowings under our credit facility and higher interest rates on the Revolver, a new term loan facility borrowing during 2016, the assumption of fixed rate mortgages in connection with self storage property acquisitions and a $0.2 million decrease in amortization of debt premiums.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt increased $0.1 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. During the six months ended June 30, 2016, in connection with an amendment to our credit facility, one of the lenders that was included in the syndicated group of lenders prior to the amendment is no longer a participating lender following the amendment, which constitutes an extinguishment of debt for accounting purposes. As a result, we wrote off $0.1 million of unamortized debt issuance costs, which is the amount attributed to the lender no longer included in the lending syndicate.
Equity In Losses Of Unconsolidated Real Estate Venture
During the six months ended June 30, 2017, we recorded $1.6 million of equity in losses from our unconsolidated real estate venture. Equity in losses of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the unconsolidated real estate venture. The unconsolidated real estate venture recorded net losses of $6.2 million during the six months ended June 30, 2017, primarily due to NOI of $17.1 million, offset by $15.2 million of depreciation and amortization, $5.6 million of interest expense and $2.5 million of supervisory, administrative, acquisition and other expenses.
Acquisition Costs
Acquisition costs decreased $2.7 million, or 89.6%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This decrease was due to a reduction in the number of properties acquired and the adoption of ASU 2017-01 during the six months ended June 30, 2017. As a result of the adoption of ASU 2017-01, the self storage properties acquired during the six months ended June 30, 2017 were accounted for as asset acquisitions, and accordingly, $0.8 million of acquisition costs related to the self storage property acquisitions during the six months ended June 30, 2017 were capitalized as part of the basis of the acquired properties.

Gain On Sale of Self Storage Properties
Gain on sale of self storage properties increased $5.6 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This increase resulted from the sale of two self storage properties during the six months ended June 30, 2017 for gross proceeds of $10.3 million.
Income Tax Expense
Income tax expense increased $0.4 million, or 173.8%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in income tax expense was primarily related to growth in the Company's portfolio contributing to increases in certain state and local taxes that are considered income-based taxes and increases in the Company's tax provision for its taxable REIT subsidiary, through which the Company provides management and other services to the unconsolidated real estate venture as well as other activities.
Net Loss Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $19.8 million for the six months ended June 30, 2017, compared to $1.3 million for the six months ended June 30, 2016.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and six months ended June 30, 2017 and 2016 (in thousands, except per share and unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,576	$6,045	$22,757	$10,847
Add (subtract):
Real estate depreciation and amortization	17,343	12,935	35,586	23,714
Company's share of unconsolidated real estate venture real estate depreciation and amortization	1,918	—	3,790	—
Gain on sale of self storage properties	(5,637)	—	(5,637)	—
FFO attributable to subordinated performance unitholders (1)	(6,903)	(6,150)	(13,044)	(10,493)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	22,297	12,830	43,452	24,068
Add:
Acquisition costs	167	1,708	311	2,996
Company's share of unconsolidated real estate venture acquisition costs	2	—	21	—
Loss on early extinguishment of debt	—	136	—	136
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$22,466	$14,674	$43,784	$27,200

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	44,223	23,078	43,814	23,041
Weighted average restricted common shares outstanding	27	19	22	18
Weighted average OP units outstanding	25,628	24,733	25,793	23,484
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,835	1,835	1,835
Weighted average LTIP units outstanding	1,224	2,558	1,345	2,507
Total weighted average shares and units outstanding - FFO and Core FFO	72,937	52,223	72,809	50,885

FFO per share and unit	$0.31	$0.25	$0.60	$0.47
Core FFO per share and unit	$0.31	$0.28	$0.60	$0.53

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Earnings (loss) per share - diluted	$0.05	$0.08	$0.07	$0.15
Impact of the difference in weighted average number of shares(1)	(0.02)	0.04	(0.02)	0.06
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.18	—	0.27	—
Add real estate depreciation and amortization	0.24	0.25	0.49	0.47
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.03	—	0.05	—
Subtract gain on sale of self storage properties	(0.08)	—	(0.08)	—
FFO attributable to subordinated performance unitholders	(0.09)	(0.12)	(0.18)	(0.21)
FFO per share and unit	0.31	0.25	0.60	0.47
Add acquisition costs, Company's share of unconsolidated real estate venture acquisition costs, and loss on early extinguishment of debt	—	0.03	—	0.06
Core FFO per share and unit	$0.31	$0.28	$0.60	$0.53

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
The following table presents a reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,576	$6,045	$22,757	$10,847
(Subtract) Add:
Management fees and other revenue	(2,142)	—	(3,980)	—
General and administrative expenses	7,405	4,837	14,586	9,172
Depreciation and amortization	17,800	13,088	36,483	23,980
Interest expense	8,160	5,844	15,631	10,785
Equity in losses of unconsolidated real estate venture	765	—	1,550	—
Loss on early extinguishment of debt	—	136	—	136
Acquisition costs	167	1,708	311	2,996
Income tax expense	288	112	605	221
Gain on sale of self storage properties	(5,637)	—	(5,637)	—
Non-operating expense	14	57	66	62
Net Operating Income	$42,396	$31,827	$82,372	$58,199
Our consolidated NOI shown in the table above does not include our proportionate share of the unconsolidated real estate venture's net operating income. For additional information about our unconsolidated real estate venture see Note 5 to the condensed consolidated financial statements in Item 1.
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$15,576	$6,045	$22,757	$10,847
Add:
Depreciation and amortization	17,800	13,088	36,483	23,980
Company's share of unconsolidated real estate venture depreciation and amortization	1,918	—	3,790	—
Interest expense	8,160	5,844	15,631	10,785
Income tax expense	288	112	605	221
Loss on early extinguishment of debt	—	136	—	136
EBITDA	43,742	25,225	79,266	45,969
Add:
Acquisition costs	167	1,708	311	2,996
Company's share of unconsolidated real estate venture acquisition costs	2	—	21	—
Gain on sale of self storage properties	(5,637)	—	(5,637)	—
Equity-based compensation expense(1)	940	630	1,923	1,228
Adjusted EBITDA	$39,214	$27,563	$75,884	$50,193

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
As of June 30, 2017, $235.0 million was outstanding under the Term Loan A with an effective interest rate of 2.60%, $155.0 million was outstanding under the Term Loan B with an effective interest rate of 3.24%, $105.0 million was outstanding under the Term Loan C with an effective interest rate of 3.71% and $181.0 million was outstanding under the Revolver with an effective interest rate of 2.62%. As of June 30, 2017, we would have had the capacity to borrow remaining Revolver commitments of $214.3 million while remaining in compliance with the credit facility's financial covenants.
For a summary of our financial covenants and additional detail regarding our credit facility, Term Loan Facility (as defined below), and fixed rate mortgage payables, please see Note 8 to the Company's most recent Annual Report on Form10-K filed with the Securities and Exchange Commission.
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
We have a credit agreement with a syndicated group of lenders for a term loan facility (the "Term Loan Facility") in an aggregate amount of $100.0 million, which amount is outstanding, with an effective interest rate of 3.08% as of June 30, 2017. We have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million.
We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
At June 30, 2017, we had $13.6 million in cash and cash equivalents and $14.0 million of restricted cash, an increase in cash and cash equivalents of $1.0 million and an increase in restricted cash of $11.2 million from December 31, 2016. Restricted cash primarily consists of like-kind exchange proceeds from the sale of two self storage properties and escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Cash Flows From Operating Activities
Cash provided by our operating activities was $55.5 million for the six months ended June 30, 2017 compared to $40.4 million for the six months ended June 30, 2016, an increase of $15.1 million. Our operating cash flow increased primarily due to the 65 self storage properties that were acquired between July 1, 2016 and December 31, 2016 that generated cash flow for the entire six months ended June 30, 2017, and an additional 15 self storage properties acquired during the six months ended June 30, 2017. Because these 80 self storage properties were acquired after June 30, 2016, our operating results for the six months ended June 30, 2016 were not impacted by them. In addition, we received $2.4 million of operating distributions from our unconsolidated real estate venture during the six months ended June 30, 2017. The increase in our operating cash flows from these acquisitions was partially offset by higher cash payments for general and administrative expenses and interest expense.

Cash Flows From Investing Activities
Cash used in investing activities was $91.8 million for the six months ended June 30, 2017 compared to $129.8 million for the six months ended June 30, 2016. The primary uses of cash for the six months ended June 30, 2017 were for our acquisition of 15 self storage properties for cash consideration of $86.9 million, capital expenditures of $7.1 million, investments in our unconsolidated real estate venture of $12.6 million and deposits for potential acquisitions of $0.6 million partially offset by $15.3 million of proceeds from the sale of three self storage properties. The primary uses of cash for the six months ended June 30, 2016 were for our acquisition of 42 self storage properties for cash consideration of $123.9 million, capital expenditures of $3.6 million, and deposits for potential acquisitions of $1.9 million.
Capital expenditures totaled $7.1 million and $3.6 million during the six months ended June 30, 2017 and 2016, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2017	2016
Recurring capital expenditures	$1,811	$1,506
Revenue enhancing capital expenditures	314	930
Acquisitions capital expenditures	4,726	1,675
Total capital expenditures	6,851	4,111
Change in accrued capital spending	234	(497)
Capital expenditures per statement of cash flows	$7,085	$3,614

Cash Flows From Financing Activities
Cash provided by our financing activities was $48.5 million for the six months ended June 30, 2017 compared to cash provided by our financing activities of $93.9 million for the six months ended June 30, 2016. Our sources of financing cash flows for the six months ended June 30, 2017 primarily consisted of $310.5 million of borrowings under our credit facility and $7.0 million of proceeds from the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini. Our primary uses of financing cash flows for the six months ended June 30, 2017 were for principal payments on existing debt of $218.8 million (which included $206.0 million of principal repayments under the Revolver, $10.4 million of fixed rate mortgage principal payoffs and $2.3 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $26.9 million, and distributions to common shareholders of $22.1 million. Our sources of financing cash flows for the six months ended June 30, 2016 primarily consisted of $381.5 million of borrowings under our credit facility. Our primary uses of financing cash flows for the six months ended June 30, 2016 were for principal payments on existing debt of $252.6 million, distributions to noncontrolling interests of $21.7 million, and distributions to common shareholders of $9.7 million.
In connection with the 15 properties acquired during the six months ended June 30, 2017, we issued OP equity of $13.9 million (consisting of 473,533 OP units, 96,394 subordinated performance units and the vesting of 24,400 LTIP units previously issued) and paid cash of $86.9 million.

On May 25, 2017, our board of trustees declared a cash dividend and distribution, respectively, of $0.26 per common share and OP unit. Such distributions were paid on June 30, 2017 to shareholders and OP unitholders of record as of June 15, 2017. On June 16, 2017, our board of trustees declared cash distributions of $6.9 million, in the aggregate, to subordinated performance unitholders of record as of June 15, 2017. Such distributions were paid on June 30, 2017.
During the six months ended June 30, 2017, after receiving notices of redemption from certain holders of OP units, we elected to issue 1,153,518 common shares to such holders in exchange for 1,153,518 OP units in satisfaction of the operating partnership's redemption obligations.
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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of June 30, 2017, our operating partnership had an aggregate of $1,080.7 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the capital contributions corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of June 30, 2017, an aggregate of $188.3 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of June 30, 2017, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
As of June 30, 2017, we had $181.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $1.8 million annually.
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
ITEM 4. Controls and Procedures
Disclosure Controls and Procedures
The Company's management, with the participation of the Company's chief executive officer and chief financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15

(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures, as of the end of the period covered by this report, are effective.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 under the heading Item 1A. "Risk Factors" beginning on page 14, which is accessible on the SEC's website at www.sec.gov. During the six months ended June 30, 2017, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended June 30, 2017, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 76,444 common shares to satisfy redemption requests from certain limited partners.
On May 1, 2017, the operating partnership issued 155,152 OP units to an unrelated third party as partial consideration for the acquisition of a self storage property.
On May 8, 2017, the operating partnership issued 10,766 OP units to Van Mourick Diversified, LP, an affiliate of Optivest, one of the Company's existing PROs and an affiliate of Mark Van Mourick, a member of the Company's board of trustees, and 53,462 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.
On May 31, 2017, the operating partnership issued 79,459 OP units and 4,145 subordinated performance units to an unrelated third party as partial consideration for the acquisition of a self storage property.
On June 13, 2017, the operating partnership issued 44,917 subordinated performance units to SA-SCMI LLC, an affiliate of Securcare and Move It, two of the Company's existing PROs. As of June 13, 2017, SA-SCMI LLC was also an affiliate of Arlen D. Nordhagen, the Company's chairman and chief executive officer.
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
As of August 2, 2017, other than those OP units held by the Company, after reflecting the transactions described herein, 29,026,731 OP units of its operating partnership were outstanding (including 771,396 outstanding LTIP units in the operating partnership and 1,834,786 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions). These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, tagged in XBRL: ((i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: August 3, 2017