Form 10-Q
period 2017-09-30
National Storage Affiliates Trust
filed 2017-11-07
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Yes ☐ No ☒
As of November 6, 2017, 44,473,012 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Real estate
Self storage properties	$2,075,845	$1,844,336
Less accumulated depreciation	(153,783)	(110,803)
Self storage properties, net	1,922,062	1,733,533
Cash and cash equivalents	13,673	12,570
Restricted cash	4,683	2,767
Debt issuance costs, net	2,427	3,069
Investment in unconsolidated real estate venture	88,224	81,486
Other assets, net	41,928	44,730
Assets held for sale	—	13,937
Total assets	$2,072,997	$1,892,092
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,071,854	$878,954
Accounts payable and accrued liabilities	27,894	21,616
Deferred revenue	12,711	12,454
Total liabilities	1,112,459	913,024
Commitments and contingencies (Note 11)
Equity
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 44,316,107 and 43,110,362 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	443	431
Additional paid-in capital	595,354	576,365
Distributions in excess of earnings	(38,117)	(8,719)
Accumulated other comprehensive income	8,724	9,025
Total shareholders' equity	566,404	577,102
Noncontrolling interests	394,134	401,966
Total equity	960,538	979,068
Total liabilities and equity	$2,072,997	$1,892,092

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Rental revenue	$64,715	$51,263	$182,713	$135,548
Other property-related revenue	2,145	1,686	6,071	4,334
Management fees and other revenue	1,998	—	5,978	—
Total revenue	68,858	52,949	194,762	139,882
OPERATING EXPENSES
Property operating expenses	21,618	17,330	61,170	46,064
General and administrative expenses	7,480	5,259	22,066	14,431
Depreciation and amortization	18,463	14,319	54,946	38,299
Total operating expenses	47,561	36,908	138,182	98,794
Income from operations	21,297	16,041	56,580	41,088
OTHER (EXPENSE) INCOME
Interest expense	(9,157)	(6,265)	(24,788)	(17,050)
Loss on early extinguishment of debt	—	—	—	(136)
Equity in losses of unconsolidated real estate venture	(710)	—	(2,260)	—
Acquisition costs	(139)	(1,737)	(450)	(4,733)
Non-operating expense	(9)	(15)	(75)	(77)
Gain on sale of self storage properties	106	—	5,743	—
Other expense	(9,909)	(8,017)	(21,830)	(21,996)
Income before income taxes	11,388	8,024	34,750	19,092
Income tax expense	(162)	(80)	(767)	(301)
Net income	11,226	7,944	33,983	18,791
Net income attributable to noncontrolling interests	(9,955)	(7,955)	(29,790)	(9,222)
Net income (loss) attributable to National Storage Affiliates Trust	$1,271	$(11)	$4,193	$9,569

Earnings (loss) per share - basic	$0.03	$—	$0.09	$0.35
Earnings (loss) per share - diluted	$0.03	$—	$0.09	$0.25

Weighted average shares outstanding - basic	44,269	35,080	43,967	27,084
Weighted average shares outstanding - diluted	44,269	35,080	43,967	75,492
Dividends declared per common share	$0.26	$0.22	$0.76	$0.64

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$11,226	$7,944	$33,983	$18,791
Other comprehensive income (loss)
Unrealized (loss) gain on derivative contracts	(476)	243	(2,715)	(8,194)
Reclassification of other comprehensive loss to interest expense	428	920	1,958	1,829
Other comprehensive (loss) income	(48)	1,163	(757)	(6,365)
Comprehensive income	11,178	9,107	33,226	12,426
Comprehensive income attributable to noncontrolling interests	(9,936)	(8,469)	(29,514)	(2,901)
Comprehensive income attributable to National Storage Affiliates Trust	$1,242	$638	$3,712	$9,525

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

					Accumulated
			Additional	Distributions	Other
	Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Capital	Earnings	Income	Interests	Equity
Balances, December 31, 2016	43,110,362	$431	$576,365	$(8,719)	$9,025	$401,966	$979,068
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	13,058	13,058
LTIP units	—	—	—	—	—	854	854
Issuance of subordinated performance units	—	—	—	—	—	7,000	7,000
Redemptions of OP units	1,189,801	12	15,620	—	245	(15,877)	—
Effect of changes in ownership for consolidated entities	—	—	3,207	—	(65)	(3,142)	—
Equity-based compensation expense	—	—	182	—	—	2,662	2,844
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	10	10
Issuance of restricted common shares	16,525	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	(581)	—	(20)	—	—	—	(20)
Reduction in receivables from partners of OP	—	—	—	—	—	628	628
Other comprehensive loss	—	—	—	—	(481)	(276)	(757)
Common share dividends	—	—	—	(33,591)	—	—	(33,591)
Distributions to noncontrolling interests	—	—	—	—	—	(42,539)	(42,539)
Net income	—	—	—	4,193	—	29,790	33,983
Balances, September 30, 2017	44,316,107	$443	$595,354	$(38,117)	$8,724	$394,134	$960,538

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,983	$18,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,946	38,299
Amortization of debt issuance costs	1,613	1,493
Amortization of debt discount and premium, net	(1,181)	(1,557)
Loss on debt extinguishment	—	136
Gain on sale of self storage properties	(5,743)	—
LTIP units issued for acquisition expenses	—	56
Equity-based compensation expense	2,844	1,913
Equity in losses of unconsolidated real estate venture	2,260	—
Distributions from unconsolidated real estate venture	3,766	—
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(1,320)	(681)
Accounts payable and accrued liabilities	4,444	9,993
Deferred revenue	(740)	(133)
Net Cash Provided by Operating Activities	94,872	68,310
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(209,680)	(323,822)
Capital expenditures	(10,011)	(7,980)
Investments in and advances to unconsolidated real estate venture	(12,647)	(4,873)
Distributions from unconsolidated real estate venture	250	—
Deposits and advances for self storage property and other acquisitions	(2,273)	(5,415)
Expenditures for corporate furniture, equipment and other	(294)	(472)
Proceeds from sale of self storage properties	17,529	—
Net Cash Used In Investing Activities	(217,126)	(342,562)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	—	238,712
Proceeds from issuance of subordinated performance units	7,000	—
Borrowings under debt financings	540,400	498,500
Receipts for OP unit subscriptions	848	799
Collection of receivables from issuance of OP equity	—	570
Principal payments under debt financings	(344,915)	(401,204)
Payment of dividends to common shareholders	(33,591)	(17,593)
Distributions to noncontrolling interests	(41,825)	(33,392)
Debt issuance costs	(2,037)	(4,904)
Equity offering costs	(607)	(512)
Net Cash Provided By Financing Activities	125,273	280,976
Increase in Cash, Cash Equivalents and Restricted Cash	3,019	6,724
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	15,337	9,377
End of period	$18,356	$16,101

Supplemental Cash Flow Information
Cash paid for interest	$23,775	$16,501

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
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
The Company owned 413 self storage properties in 25 states with approximately 25.2 million rentable square feet in approximately 200,000 storage units as of September 30, 2017. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away") and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini") of Orlando, Florida.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Company's results of operations for the quarterly period ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year or any other future period.
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
As of September 30, 2017 and December 31, 2016, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $249.9 million and $256.8 million as of September 30, 2017 and December 31, 2016, respectively. For the DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $140.8 million and $41.4 million as of September 30, 2017 and December 31, 2016, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. The Company plans to adopt ASU 2014-09 on its effective date, January 1, 2018, using the cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its condensed consolidated financial statements and related disclosures. As ASU 2014-09 does not impact lessor accounting, the Company does not believe the adoption of ASU 2014-09 will significantly impact its accounting for rental revenue. The Company expects that certain property-related ancillary revenues and management and other fees will be in the scope of the new guidance but does not anticipate material changes to its recognition of revenue as a result of adopting ASU 2014-09.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance for accounting for leases, including requiring lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and lessees to recognize most leases on-balance sheet as lease liabilities with corresponding right-of-use assets. The Company will adopt ASU 2016-02 effective January 1, 2019. ASU 2016-02 requires a modified retrospective approach, with entities applying the new guidance at the beginning of the earliest period presented in the financial statements in which they first apply the new standard, with certain elective transition relief. The Company is evaluating the effect that ASU 2016-02 will have on its operating leases, condensed consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The Company adopted ASU 2016-15 effective January 1, 2017, which did not result in any changes to the presentation of amounts shown on the Company's condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, that requires the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2017, which resulted in the inclusion of the Company's restricted cash balances along with cash and cash equivalents in the Company's condensed consolidated statement of cash flows and separate line items showing changes in restricted cash balances were eliminated from the Company's condensed consolidated statements of cash flows. ASU 2016-18 was applied retrospectively to all periods presented.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the definition of a business and provides an amended framework for determining whether a transaction involves an asset or a business. The Company adopted ASU 2017-01 effective January 1, 2017. As further discussed in Note 6, as a result of the adoption of ASU 2017-01, the Company's self storage property acquisitions during the nine months ended September 30, 2017 were accounted for as asset acquisitions, and accordingly, the acquisition costs related to the self storage property acquisitions were capitalized as part of the basis of the acquired properties.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the existing GAAP hedge accounting recognition and presentation requirements. ASU 2017-02 is effective for the Company on January 1, 2019, with early adoption permitted. The Company is currently evaluating the effect that ASU 2017-12 will have on its derivative instruments designated as hedges and does not anticipate material changes to its condensed consolidated financial statements and related disclosures.

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
As of September 30, 2017 and December 31, 2016, units reflecting noncontrolling interests consisted of the following:

	September 30, 2017	December 31, 2016
OP units	26,401,386	26,125,444
Subordinated performance units	11,418,815	11,022,378
LTIP units	771,396	1,543,905
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	44,813,382	44,913,512
OP Units and DownREIT OP units
OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for the Company's common shares of beneficial interest, $0.01 par value per share ("common shares") on a one-for-one basis, and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case. The holders of OP units are generally not entitled to elect redemption until one year after the later of the closing of the Company's initial public offering or the issuance of the OP units. The holders of DownREIT OP units are generally not entitled to elect redemption until five years after the date of the contributor's initial contribution. Accordingly, these limited partner interests are included in noncontrolling interests within equity in the accompanying condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.
The increase in OP Units outstanding from December 31, 2016 to September 30, 2017 was due to the conversion of 992,210 LTIP units into OP units and the issuance of 473,533 OP units in connection with the acquisition of self storage properties, partially offset by the redemption of 1,189,801 OP units for common shares.
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
The increase in subordinated performance units outstanding from December 31, 2016 to September 30, 2017 was due to the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini (the Company's chairman and chief executive officer, Arlen D. Nordhagen, has a noncontrolling minority ownership interest in this affiliate of Personal Mini) and the issuance of 96,394 subordinated performance units in connection with the acquisition of self storage properties.

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
The decrease in LTIP units outstanding from December 31, 2016 to September 30, 2017 was due to the conversion of 992,210 LTIP units into 992,210 OP units, partially offset by the issuance of 219,701 new compensatory LTIP units to employees, consultants and trustees.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Land	$502,503	$456,135
Buildings and improvements	1,568,308	1,383,603
Furniture and equipment	5,034	4,598
Total self storage properties	2,075,845	1,844,336
Less accumulated depreciation	(153,783)	(110,803)
Self storage properties, net	$1,922,062	$1,733,533
Depreciation expense related to self storage properties amounted to $15.2 million and $11.1 million during the three months ended September 30, 2017 and 2016, respectively, and $43.6 million and $29.9 million during the nine months ended September 30, 2017 and 2016, respectively.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE
As of September 30, 2017, the Company's unconsolidated real estate venture owned and operated a portfolio of 70 properties containing approximately 4.9 million rentable square feet, configured in approximately 39,000 storage units and located across 13 states. The unconsolidated real estate venture acquired four self storage properties with an estimated fair value of $49.8 million during the nine months ended September 30, 2017. The unconsolidated real estate venture financed the self storage property acquisitions with capital contributions from the unconsolidated real estate venture members, of which the Company contributed $12.5 million for its 25% proportionate share in the unconsolidated real estate venture.
The following table presents the condensed financial position of the unconsolidated real estate venture as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
ASSETS
Self storage properties, net	$651,024	$614,754
Other assets	10,314	19,936
Total assets	$661,338	$634,690
LIABILITIES AND EQUITY
Debt financing	$317,277	$317,047
Other liabilities	5,880	4,498
Equity	338,181	313,145
Total liabilities and equity	$661,338	$634,690

The following table presents the condensed operating information of the unconsolidated real estate venture for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Total revenue	$14,494	$40,060
Property operating expenses	4,989	13,489
Net operating income	9,505	26,571
Supervisory, administrative and other expenses	(1,034)	(2,873)
Depreciation and amortization	(8,168)	(23,333)
Interest expense	(2,880)	(8,508)
Acquisition and other expenses	(269)	(902)
Net loss	$(2,846)	$(9,045)

6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 34 self storage properties with an estimated fair value of $225.8 million during the nine months ended September 30, 2017. Of these acquisitions, seven self storage properties with an estimated fair value of $40.9 million were acquired by the Company from its PROs. As a result of the Company's adoption of ASU 2017-01 during the nine months ended September 30, 2017, the 34 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $2.5 million of acquisition costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $5.5 million, resulting in a total fair value of $220.3 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the nine months ended September 30, 2017 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2017	5	$26,780	$4,964	$183	$31,927
June 30, 2017	10	60,672	8,931	387	69,990
September 30, 2017	19	122,742	267	826	123,835
Total	34	$210,194	$14,162	$1,396	$225,752

(1)	Value of OP equity represents the fair value of OP units, subordinated performance units and LTIP units.
Pro Forma Financial Information For 2016 Business Combinations
The Company acquired 107 self storage properties during the year ended December 31, 2016 that were accounted for as business combinations. On a pro forma basis, after giving effect to the acquisition of 100 of the 107 self storage properties as if they were acquired on January 1, 2015 (pro forma financial information is not presented for seven of the self storage properties acquired during the year ended December 31, 2016 since the information required is not available to the Company), the Company would have recorded incremental additional revenue and net income of $6.2 million and $1.7 million, respectively, for the three months ended September 30, 2016 and $31.7 million and $6.6 million for the nine months ended September 30, 2016, respectively. This pro forma information was prepared using the following significant assumptions: (i) for the cash portion of the purchase price, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 1.93% as of September 30, 2016; (ii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; and (iii) for acquisition costs of $1.7 million and $4.7 million incurred during the three and nine months ended September 30, 2016, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2015.
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
Dispositions
During the nine months ended September 30, 2017, the Company sold to unrelated third parties three self storage properties and excess land parcels adjacent to its self storage properties. The gross sales price was $17.8 million and the Company recognized $5.7 million of gain on the sales.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30, 2017	December 31, 2016
Customer in-place leases, net of accumulated amortization of $6,171 and $7,831, respectively	$4,637	$9,374
Receivables:
Trade, net	2,007	1,898
PROs and other affiliates	790	601
Receivable from unconsolidated real estate venture	802	1,093
Property acquisition and other deposits	2,400	477
Interest rate swaps	7,462	8,742
Prepaid expenses and other	3,693	1,879
Corporate furniture, equipment and other, net	1,245	1,243
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $679 and $148, respectively	9,942	10,473
Goodwill	5,750	5,750
Total	$41,928	$44,730
8. DEBT FINANCING
The Company's outstanding debt as of September 30, 2017 and December 31, 2016 is summarized as follows (dollars in thousands):

	Interest Rate(1)	September 30, 2017	December 31, 2016
Credit Facility:
Revolving line of credit	2.63%	$201,000	$246,500
Term loan A	2.63%	235,000	225,000
Term loan B	3.24%	155,000	100,000
Term loan C	3.71%	105,000	—
Term loan facility	3.08%	100,000	100,000
Fixed rate mortgages payable	4.15%	272,678	201,694
Total principal		1,068,678	873,194
Unamortized debt issuance costs and debt premium, net		3,176	5,760
Total debt		$1,071,854	$878,954

(1)
Represents the effective interest rate as of September 30, 2017. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

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
As of September 30, 2017, the Company had outstanding letters of credit totaling $4.7 million and would have had the capacity to borrow remaining Revolver commitments of $194.3 million while remaining in compliance with the credit facility's financial covenants. At September 30, 2017, the Company was in compliance with all such covenants.
For a summary of the Company's financial covenants and additional detail regarding the Company's credit facility, term loan facility, and fixed rate mortgage payables, please see Note 8 to the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Fixed Rate Mortgages Payable
In August 2017, the Company entered into an agreement with a single lender for an $84.9 million debt financing secured by 22 of the Company's self storage properties. This interest-only loan matures in August 2027 and has a fixed interest rate of 4.14%.
Future Debt Obligations
Based on existing debt agreements in effect as of September 30, 2017, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2017	$1,188	$70	$1,258
2018	10,617	187	10,804
2019	4,983	131	5,114
2020	240,245	(220)	240,025
2021	242,509	(307)	242,202
2022	159,205	(25)	159,180
Thereafter	409,931	3,340	413,271
	$1,068,678	$3,176	$1,071,854

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$11,226	$7,944	$33,983	$18,791
Net income attributable to noncontrolling interests	(9,955)	(7,955)	(29,790)	(9,222)
Net income (loss) attributable to National Storage Affiliates Trust	1,271	(11)	4,193	9,569
Distributed and undistributed earnings allocated to participating securities	(7)	(4)	(20)	(13)
Net income (loss) attributable to common shareholders - basic	1,264	(15)	4,173	9,556
Effect of assumed conversion of dilutive securities	—	—	—	9,135
Net income (loss) attributable to common shareholders - diluted	$1,264	$(15)	$4,173	$18,691

Denominator
Weighted average shares outstanding - basic	44,269	35,080	43,967	27,084
Effect of dilutive securities:
Weighted average OP units outstanding	—	—	—	23,761
Weighted average DownREIT OP unit equivalents outstanding	—	—	—	1,835
Weighted average LTIP units outstanding	—	—	—	2,162
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	—	—	20,650
Weighted average shares outstanding - diluted	44,269	35,080	43,967	75,492

Earnings (loss) per share - basic	$0.03	$—	$0.09	$0.35
Earnings (loss) per share - diluted	$0.03	$—	$0.09	$0.25

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2017, 410,825 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three and nine months ended September 30, 2017, 224,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three and nine months ended September 30, 2017, potential common shares totaling 51.3 million and 50.6 million, respectively, related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services related to the Company's self storage properties. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended September 30, 2017 and 2016, the Company incurred $3.7 million and $3.0 million, respectively, for supervisory and administrative fees to the PROs and during the nine months ended September 30, 2017 and 2016, the Company incurred $10.5 million and $7.8 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Payroll Services
The employees responsible for operation of the self storage properties are generally employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended September 30, 2017 and 2016, the Company incurred $6.1 million and $5.1 million, respectively, for payroll and related costs reimbursable to these PROs, and for the nine months ended September 30, 2017 and 2016, the Company incurred $17.8 million and $13.8 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended September 30, 2017 and 2016, the Company incurred $0.2 million and $0.4 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs, and during the nine months ended September 30, 2017 and 2016, the Company incurred $0.5 million and $0.7 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. For the three and nine months ended September 30, 2017, these due diligence costs are capitalized as part of the basis of the acquired self storage properties and for the three and nine months ended September 30, 2016, these due diligence costs are included in acquisition costs in the accompanying condensed consolidated statements of operations.
Management Fees and Other Revenue
The unconsolidated real estate venture pays certain customary fees to the Company for managing and operating the unconsolidated real estate venture properties, including property management fees, call center fees, platform fees, acquisition fees and development management fees. During the three and nine months ended September 30, 2017, the Company earned $2.0 million and $6.0 million, respectively, of management fees and other revenue for managing and operating the unconsolidated real estate venture. The fees are reported in management fees and other revenue in the accompanying condensed consolidated statements of operations.
Self Storage Property Acquisitions
During the nine months ended September 30, 2017, the Company issued 44,917 subordinated performance units as partial consideration for the acquisition of a self storage property to SA-SCMI LLC, an affiliate of Securcare and Move It. At the time of the issuance, SA-SCMI LLC was an affiliate of Arlen D. Nordhagen, the Company's chairman and chief executive officer.
During the nine months ended September 30, 2017, the Company issued 75,147 OP units and 23,666 subordinated performance units as partial consideration for the acquisition of self storage properties to Howard Family Limited Partnership I, an affiliate of Northwest and an affiliate of Kevin Howard, a member of the Company's board of trustees.
During the nine months ended September 30, 2017, the Company issued 10,766 OP units as partial consideration for the acquisition of a self storage property to Van Mourick Diversified, LP, an affiliate of Optivest and an affiliate of Mark Van Mourick, a member of the Company's board of trustees.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2015	$(972)
Swap ineffectiveness	11
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,829
Unrealized losses on interest rate swaps included in accumulated other comprehensive loss	(8,194)
Fair value at September 30, 2016	$(7,326)

Fair value at December 31, 2016	$8,159
Swap ineffectiveness	9
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	1,958
Unrealized losses on interest rate swaps included in accumulated other comprehensive loss	(2,715)
Fair value at September 30, 2017	$7,411
As of September 30, 2017 and December 31, 2016, the Company had outstanding interest rate swaps with aggregate notional amounts of $595.0 million and $425.0 million, respectively, designated as cash flow hedges. As of September 30, 2017, the Company's swaps had a weighted average remaining term of approximately 3.8 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at September 30, 2017 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $0.6 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.51% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from the counterparty to the interest rate swaps.
There were no transfers between levels during the nine months ended September 30, 2017 and 2016. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2017, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at September 30, 2017 and December 31, 2016, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at September 30, 2017 and December 31, 2016 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $272.7 million as of September 30, 2017 with a fair value of approximately $285.0 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.94%, compared to the weighted average contractual interest rate of 4.87%. The combined principal balance of the Company's fixed rate mortgages was approximately $201.7 million as of December 31, 2016 with a fair value of approximately $214.0 million. In determining the fair value as of December 31, 2016, the Company estimated a weighted average market interest rate of approximately 3.89%, compared to the weighted average contractual interest rate of 5.25%.
13. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
Since September 30, 2017, the Company acquired 28 self storage properties for approximately $174.5 million. Consideration for these 28 self storage properties included approximately $165.0 million of net cash and OP equity of $7.4 million (consisting of the issuance of 260,490 OP Units and 45,335 subordinated performance units, including 26,049 OP units issued to Nordhagen LLLP, an entity for which Arlen D. Nordhagen, the Company's chairman and chief executive officer, holds voting and/or investment power and 22,214 subordinated performance units to SecurCare Self Storage Inc., an affiliate of SecurCare and an affiliate of Arlen D. Nordhagen), and the assumption of approximately $2.1 million of other working capital liabilities. Such amounts incorporate the effect of $1.1 million of subordinated equity issued in exchange for cash co-invested by SecurCare and Move It. In connection with these acquisitions, the Company incurred $0.3 million of expenses, payable to certain PROs, for due diligence costs related to the self storage properties sourced by the PROs.
Since September 30, 2017, the unconsolidated real estate venture acquired one self storage property with an estimated fair value of $9.3 million. The venture financed the acquisition with capital contributions from the venture members, of which the Company contributed $2.4 million.
Preferred Share Offering
On October 11, 2017, the Company completed an underwritten public offering of 6,900,000 of its 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest ("Preferred Shares"), which included 900,000 Preferred Shares sold upon the exercise in full by the underwriters of their option to purchase additional Preferred Shares, resulting in net proceeds to the Company of approximately $166.6 million, after deducting the underwriting discount and the Company's other offering expenses. Generally, the Preferred Shares become redeemable by the Company beginning in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The Preferred Shares are convertible at the option of the holders upon certain changes of control. The Company used the net proceeds from the offering to repay amounts outstanding under its Revolver, and subsequently redrew under its Revolver to fund the self storage property acquisitions described above.

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
Our PROs
The Company had eight PROs as of September 30, 2017: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away and Personal Mini. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
On July 1, 2017, SecurCare and Move It terminated SecurCare's sub-management relationship with Move It. In connection with this transaction, the Company, SecurCare and Move It completed a series of transactions modifying Move It's relationship with the Company to permit Move It to hold OP units and a new series of subordinated performance units directly.
Our Consolidated Properties
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
As of September 30, 2017, we owned a geographically diversified portfolio of 413 self storage properties, located in 25 states, comprising approximately 25.2 million rentable square feet, configured in approximately 200,000 storage units. Of these properties, 242 were acquired by us from our PROs and 171 were acquired by us from third-party sellers.
During the nine months ended September 30, 2017, we acquired 34 self storage properties with an aggregate fair value of $225.8 million, comprising approximately 2.3 million rentable square feet, configured in approximately 17,300 storage units. Of these acquisitions, seven were acquired by us from our PROs and 27 were acquired by us from third-party sellers.
During the nine months ended September 30, 2017, the Company sold three self storage properties to unrelated third parties for $15.6 million. These self storage properties comprised approximately 0.2 million rentable square feet configured in approximately 1,200 storage units.
Subsequent to September 30, 2017, we acquired 28 self storage properties with an aggregate fair value of approximately $174.5 million comprising approximately 1.8 million rentable square feet, configured in approximately 13,700 storage units.
Our Unconsolidated Real Estate Venture
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
As of September 30, 2017, our unconsolidated real estate venture, in which we have a 25% ownership interest, owned and operated a portfolio of 70 properties containing approximately 4.9 million rentable square feet, configured in approximately 39,000 storage units and located across 13 states.
During the nine months ended September 30, 2017, our unconsolidated real estate venture acquired four self storage properties with an aggregate fair value of $49.8 million, comprising approximately 0.3 million rentable square feet, configured in approximately 3,100 storage units.
Since September 30, 2017, our unconsolidated real estate venture acquired one self storage property with an estimated fair value of $9.3 million, comprising approximately 0.1 million rentable square feet, configured in approximately 430 storage units.
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

Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 34 self storage properties during the nine months ended September 30, 2017 and 107 self storage properties during the year ended December 31, 2016. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated for the entirety of the applicable periods presented, excluding any properties sold or expected to be sold or where we completed a storage space expansion which caused the property's year-over-year operating results to no longer be comparable. As of September 30, 2017, our same store portfolio consisted of 277 self storage properties which consists of only those properties that were included in our condensed consolidated financial statements since January 1, 2016.
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
Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016
Net income was $11.2 million for the three months ended September 30, 2017, compared to $7.9 million for the three months ended September 30, 2016, an increase of $3.3 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 65 self storage properties acquired between October 1, 2016 and September 30, 2017 and same store NOI growth, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI". The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 (dollars in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Rental revenue
Same store portfolio	$42,700	$40,540	$2,160
Non-same store portfolio	22,015	10,723	11,292
Total rental revenue	64,715	51,263	13,452
Other property-related revenue
Same store portfolio	1,417	1,335	82
Non-same store portfolio	728	351	377
Total other property-related revenue	2,145	1,686	459
Property operating expenses
Same store portfolio	13,595	13,275	320
Non-same store portfolio	8,023	4,055	3,968
Total property operating expenses	21,618	17,330	4,288
Net operating income
Same store portfolio	30,522	28,600	1,922
Non-same store portfolio	14,720	7,019	7,701
Total net operating income	45,242	35,619	9,623
Management fees and other revenue	1,998	—	1,998
General and administrative expenses	(7,480)	(5,259)	(2,221)

	Three Months Ended September 30,
	2017	2016	Change
Depreciation and amortization	(18,463)	(14,319)	(4,144)
Income from operations	21,297	16,041	5,256
Other (expense) income
Interest expense	(9,157)	(6,265)	(2,892)
Equity in losses of unconsolidated real estate venture	(710)	—	(710)
Acquisition costs	(139)	(1,737)	1,598
Non-operating expense	(9)	(15)	6
Gain on sale of self storage properties	106	—	106
Other expense	(9,909)	(8,017)	(1,892)
Income before income taxes	11,388	8,024	3,364
Income tax expense	(162)	(80)	(82)
Net income	11,226	7,944	3,282
Net income attributable to noncontrolling interests	(9,955)	(7,955)	(2,000)
Net income (loss) attributable to National Storage Affiliates Trust	$1,271	$(11)	$1,282
Total Revenue
Our total revenue increased by $15.9 million, or 30.0%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase was primarily attributable to incremental revenue from 65 self storage properties we acquired between October 1, 2016 and September 30, 2017, regular rental increases for in-place tenants, and management fees and other revenue earned from our unconsolidated real estate venture, partially offset by a decrease in total portfolio average occupancy from 91.0% to 90.4%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $13.5 million, or 26.2%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. The increase in rental revenue was due to a $11.3 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $7.8 million from 46 self storage properties acquired between October 1, 2016 and June 30, 2017, and $1.6 million from 19 self storage properties acquired during the three months ended September 30, 2017. Same store portfolio rental revenues increased $2.2 million, or 5.3%, due to a 5.7% increase, from $11.19 to $11.83, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by increased contractual lease rates and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.5 million, or 27.2%, for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016. This increase resulted from a $0.4 million increase in non-same store other property-related revenue which was primarily attributable to $0.2 million incremental other property-related revenue from 46 self storage properties acquired between October 1, 2016 and June 30, 2017, and less than $0.1 million from 19 self storage properties acquired during the three months ended September 30, 2017.
Management Fees and Other Revenue
During the three months ended September 30, 2017, we earned $2.0 million of management and other fees for managing and operating the unconsolidated real estate venture. The unconsolidated real estate venture pays certain customary fees to us for managing and operating the unconsolidated real estate venture properties, including property management fees, call center fees, platform fees and acquisition fees.

Total Operating Expenses
Total operating expenses for the three months ended September 30, 2017 were $47.6 million compared to $36.9 million for the three months ended September 30, 2016, an increase of $10.7 million, or 28.9%. As discussed below, this change was primarily due to an increase of $4.3 million in property operating expenses (which included less than $0.1 million of clean-up costs from hurricanes Harvey and Irma), $2.2 million in general and administrative expenses, and $4.1 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses were $21.6 million for the three months ended September 30, 2017 compared to $17.3 million for the three months ended September 30, 2016, an increase of $4.3 million, or 24.7%. This increase resulted from a $4.0 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $2.8 million from 46 self storage properties acquired between October 1, 2016 and June 30, 2017 and $0.5 million from 19 self storage properties acquired during the three months ended September 30, 2017. In addition, same store portfolio property operating expenses increased $0.3 million, or 2.4%, primarily due to increases in property taxes.
General and Administrative Expenses
General and administrative expenses increased $2.2 million, or 42.2%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $0.7 million primarily as a result of incremental fees related to the 65 properties we acquired from October 1, 2016 to September 30, 2017, costs related to our property management platform of $0.9 million, salaries and benefits of $0.2 million and equity-based compensation expense of $0.2 million.
Depreciation and Amortization
Depreciation and amortization increased $4.1 million, or 28.9%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. This increase was primarily attributable to incremental depreciation expense of $2.5 million from 46 self storage properties acquired between October 1, 2016 and June 30, 2017, and $0.5 million from 19 self storage properties acquired during the three months ended September 30, 2017. In addition, amortization of customer in-place leases decreased $0.2 million from $3.2 million for the three months ended September 30, 2016 to $3.0 million for the three months ended September 30, 2017. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of September 30, 2017, the unamortized balance of customer in-place leases totaled $4.6 million.
Interest Expense
Interest expense increased $2.9 million, or 46.2%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase in interest expense was primarily attributable to increases in outstanding borrowings under our credit facility and higher interest rates on the Revolver, a new $84.9 million secured debt financing we entered into during August 2017 and a $0.1 million decrease in amortization of debt premiums.
Equity In Losses Of Unconsolidated Real Estate Venture
During the three months ended September 30, 2017, we recorded $0.7 million of equity in losses from our unconsolidated real estate venture. Equity in losses of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the unconsolidated real estate venture. The unconsolidated real estate venture recorded a net loss of $2.8 million during the three months ended September 30, 2017, primarily due to NOI of $9.5 million, offset by $8.2 million of depreciation and amortization, $2.9 million of interest expense, and $1.3 million of supervisory, administrative, acquisition and other expenses.
Acquisition Costs
Acquisition costs decreased $1.6 million, or 92.0%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. This decrease was due to a reduction in the number of properties acquired and the adoption of ASU 2017-01 during the nine months ended September 30, 2017. As a result of the adoption of ASU 2017-01, the self storage properties acquired during the three months ended September 30, 2017 were accounted for as asset acquisitions, and accordingly, $1.7 million of acquisition costs related to the self storage property acquisitions during the three months ended September 30, 2017 were capitalized as part of the basis of the acquired properties.

Gain On Sale of Self Storage Properties
Gain on sale of self storage properties increased $0.1 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. This increase resulted from the sale of improved land adjacent to self storage properties for gross proceeds of $1.1 million during the three months ended September 30, 2017.
Income Tax Expense
Income tax expense increased $0.1 million, or 102.5%, for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The increase in income tax expense was primarily related to growth in the Company's portfolio contributing to increases in certain state and local taxes that are considered income-based taxes and increases in the Company's tax provision for its taxable REIT subsidiary, through which the Company provides management and other services to the unconsolidated real estate venture as well as other activities.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $10.0 million for the three months ended September 30, 2017, compared to $8.0 million for the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016
Net income was $34.0 million for the nine months ended September 30, 2017, compared to $18.8 million for the nine months ended September 30, 2016, an increase of $15.2 million. The increase was primarily due to an increase in NOI resulting from an additional 65 self storage properties we acquired between October 1, 2016 and September 30, 2017, gains from the sale of two self storage properties and same store NOI growth, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses.
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Rental revenue
Same store portfolio	$123,866	$117,078	$6,788
Non-Same store portfolio	58,847	18,470	40,377
Total rental revenue	182,713	135,548	47,165
Other property-related revenue
Same store portfolio	4,121	3,762	359
Non-Same store portfolio	1,950	572	1,378
Total other property-related revenue	6,071	4,334	1,737
Property operating expenses
Same store portfolio	39,713	39,134	579
Non-Same store portfolio	21,457	6,930	14,527
Total property operating expenses	61,170	46,064	15,106
Net operating income
Same store portfolio	88,274	81,706	6,568
Non-same store portfolio	39,340	12,112	27,228
Total net operating income	127,614	93,818	33,796
Management fees and other revenue	5,978	—	5,978

	Nine Months Ended September 30,
	2017	2016	Change
General and administrative expenses	(22,066)	(14,431)	(7,635)
Depreciation and amortization	(54,946)	(38,299)	(16,647)
Income from operations	56,580	41,088	15,492
Other (expense) income
Interest expense	(24,788)	(17,050)	(7,738)
Loss on early extinguishment of debt	—	(136)	136
Equity in losses of unconsolidated real estate venture	(2,260)	—	(2,260)
Acquisition costs	(450)	(4,733)	4,283
Non-operating expense	(75)	(77)	2
Gain on sale of self storage properties	5,743	—	5,743
Other expense	(21,830)	(21,996)	166
Income before income taxes	34,750	19,092	15,658
Income tax expense	(767)	(301)	(466)
Net income	33,983	18,791	15,192
Net income attributable to noncontrolling interests	(29,790)	(9,222)	(20,568)
Net income attributable to National Storage Affiliates Trust	$4,193	$9,569	$(5,376)

Total Revenue
Our total revenue increased by $54.9 million, or 39.2%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase was primarily attributable to incremental rental revenue from 65 self storage properties we acquired between October 1, 2016 and September 30, 2017, regular rental increases for in-place tenants, and management fees and other revenue earned from our unconsolidated real estate venture, partially offset by a decrease in average total portfolio occupancy from 90.0% to 89.3%.
Rental Revenue
Rental revenue increased by $47.2 million, or 34.8%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The increase in rental revenue was primarily due to a $40.4 million increase in non-same store rental revenue which was attributable to incremental rental revenue of $19.0 million from 76 self storage properties acquired during the nine months ended September 30, 2016, $15.5 million from 31 self storage properties acquired between October 1, 2016 and December 31, 2016, and $5.9 million from 34 self storage properties acquired during the nine months ended September 30, 2017. Same store portfolio rental revenues increased $6.8 million, or 5.8%, due to a 6.0% increase, from $10.92 to $11.58, in same store rental revenue per occupied square foot, driven primarily by a combination of increased contractual lease rates and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $1.7 million, or 40.1%, for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. This increase primarily resulted from a $1.4 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.8 million from 76 self storage properties acquired during the nine months ended September 30, 2016, $0.4 million from 31 self storage properties acquired between October 1, 2016 and December 31, 2016, and $0.1 million from 34 self storage properties acquired during the nine months ended September 30, 2017.
Management Fees and Other Revenue
During the nine months ended September 30, 2017, we earned $6.0 million of management and other fees for managing and operating the unconsolidated real estate venture properties. The unconsolidated real estate venture pays certain customary fees to us for managing and operating the unconsolidated real estate venture properties, including property management fees, call center fees, platform fees and acquisition fees.

Total Operating Expenses
Total operating expenses increased $39.4 million, or 39.9%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. As discussed below, this change was primarily due to an increase of $15.1 million in property operating expenses (which included less than $0.1 million of clean-up costs from hurricanes Harvey and Irma), $7.6 million in general and administrative expenses, and $16.6 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses increased $15.1 million, or 32.8%, for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. This increase resulted from a $14.5 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $6.8 million from 76 self storage properties acquired during the nine months ended September 30, 2016, $5.6 million from 31 self storage properties acquired between October 1, 2016 and December 31, 2016, and $2.1 million from 34 self storage properties acquired during the nine months ended September 30, 2017. In addition, same store portfolio property operating expenses increased $0.6 million, or 1.5%, due to increases in property taxes, administrative expenses, repairs and maintenance and bad debt expense, partially offset by decreases in insurance and advertising costs.
General and Administrative Expenses
General and administrative expenses increased $7.6 million, or 52.9%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $2.7 million primarily as a result of incremental fees related to the self storage properties we acquired in 2016 and 2017, costs related to our property management platform of $2.6 million, salaries and benefits of $1.1 million and equity-based compensation expense of $0.9 million.
Depreciation and Amortization
Depreciation and amortization increased $16.6 million, or 43.5%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This increase was attributable to incremental depreciation expense related to the self storage properties we acquired in 2016 and 2017. In addition, amortization of customer in-place leases increased $2.2 million from $8.3 million for the nine months ended September 30, 2016 to $10.5 million for the nine months ended September 30, 2017.
Interest Expense
Interest expense increased $7.7 million, or 45.4%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in interest expense was primarily due to increases in outstanding borrowings under our credit facility and higher interest rates on the Revolver, a new term loan facility borrowing during 2016, a new $84.9 million secured debt financing we entered into during August 2017, the assumption of fixed rate mortgages in connection with self storage property acquisitions and a $0.4 million decrease in amortization of debt premiums.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.1 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. During the nine months ended September 30, 2016, in connection with an amendment to our credit facility, one of the lenders that was included in the syndicated group of lenders prior to the amendment is no longer a participating lender following the amendment, which constitutes an extinguishment of debt for accounting purposes. As a result, we wrote off $0.1 million of unamortized debt issuance costs, which is the amount attributed to the lender no longer included in the lending syndicate.
Equity In Losses Of Unconsolidated Real Estate Venture
During the nine months ended September 30, 2017, we recorded $2.3 million of equity in losses from our unconsolidated real estate venture. Equity in losses of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the unconsolidated real estate venture. The unconsolidated real estate venture recorded net losses of $9.0 million during the nine months ended September 30, 2017, primarily due to NOI of $26.6 million, offset by $23.3 million of depreciation and amortization, $8.5 million of interest expense and $3.8 million of supervisory, administrative, acquisition and other expenses.

Acquisition Costs
Acquisition costs decreased $4.3 million, or 90.5%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This decrease was due to a reduction in the number of properties acquired and the adoption of ASU 2017-01 during the nine months ended September 30, 2017. As a result of the adoption of ASU 2017-01, the self storage properties acquired during the nine months ended September 30, 2017 were accounted for as asset acquisitions, and accordingly, $2.5 million of acquisition costs related to the self storage property acquisitions during the nine months ended September 30, 2017 were capitalized as part of the basis of the acquired properties.
Gain On Sale of Self Storage Properties
Gain on sale of self storage properties increased $5.7 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This increase resulted from the sale of two self storage properties and improved land adjacent to self storage properties during the nine months ended September 30, 2017 for gross proceeds of $11.4 million.
Income Tax Expense
Income tax expense increased $0.5 million, or 154.8%, for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The increase in income tax expense was primarily related to growth in the Company's portfolio contributing to increases in certain state and local taxes that are considered income-based taxes and increases in the Company's tax provision for its taxable REIT subsidiary, through which the Company provides management and other services to the unconsolidated real estate venture as well as other activities.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $29.8 million for the nine months ended September 30, 2017, compared to $9.2 million for the nine months ended September 30, 2016.

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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$11,226	$7,944	$33,983	$18,791
Add (subtract):
Real estate depreciation and amortization	18,187	14,117	53,773	37,831
Company's share of unconsolidated real estate venture real estate depreciation and amortization	2,042	—	5,832	—
Gain on sale of self storage properties	(106)	—	(5,743)	—
FFO attributable to subordinated performance unitholders(1)	(7,699)	(5,551)	(20,743)	(16,044)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	23,650	16,510	67,102	40,578
Add:
Acquisition costs	139	1,737	450	4,733
Company's share of unconsolidated real estate venture acquisition costs	1	—	22	—
Loss on early extinguishment of debt	—	—	—	136
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$23,790	$18,247	$67,574	$45,447

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	44,269	35,080	43,967	27,084
Weighted average restricted common shares outstanding	27	19	24	18
Weighted average OP units outstanding	26,361	24,310	25,984	23,761
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,835	1,835	1,835
Weighted average LTIP units outstanding	603	2,556	1,095	2,523
Total weighted average shares and units outstanding - FFO and Core FFO	73,095	63,800	72,905	55,221

FFO per share and unit	$0.32	$0.26	$0.92	$0.73
Core FFO per share and unit	$0.33	$0.29	$0.93	$0.82

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Earnings (loss) per share - diluted	$0.03	$—	$0.09	$0.25
Impact of the difference in weighted average number of shares(1)	(0.02)	—	(0.04)	0.09
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.14	0.13	0.41	—
Add real estate depreciation and amortization	0.25	0.22	0.74	0.68
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.03	—	0.08	—
Subtract gain on sale of self storage properties	—	—	(0.08)	—
FFO attributable to subordinated performance unitholders	(0.11)	(0.09)	(0.28)	(0.29)
FFO per share and unit	0.32	0.26	0.92	0.73
Add acquisition costs, Company's share of unconsolidated real estate venture acquisition costs, and loss on early extinguishment of debt	0.01	0.03	0.01	0.09
Core FFO per share and unit	$0.33	$0.29	$0.93	$0.82

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

(2) Represents the effect of adjusting the numerator to consolidated net income (loss) prior to GAAP allocations for noncontrolling interests and the application of the two-class method and treasury stock method, as described in footnote(1).

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
The following table presents a reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$11,226	$7,944	$33,983	$18,791
(Subtract) Add:
Management fees and other revenue	(1,998)	—	(5,978)	—
General and administrative expenses	7,480	5,259	22,066	14,431
Depreciation and amortization	18,463	14,319	54,946	38,299
Interest expense	9,157	6,265	24,788	17,050
Equity in losses of unconsolidated real estate venture	710	—	2,260	—
Loss on early extinguishment of debt	—	—	—	136
Acquisition costs	139	1,737	450	4,733
Income tax expense	162	80	767	301
Gain on sale of self storage properties	(106)	—	(5,743)	—
Non-operating expense	9	15	75	77
Net Operating Income	$45,242	$35,619	$127,614	$93,818
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$11,226	$7,944	$33,983	$18,791
Add:
Depreciation and amortization	18,463	14,319	54,946	38,299
Company's share of unconsolidated real estate venture depreciation and amortization	2,042	—	5,832	—
Interest expense	9,157	6,265	24,788	17,050
Income tax expense	162	80	767	301
Loss on early extinguishment of debt	—	—	—	136
EBITDA	41,050	28,608	120,316	74,577
Add:
Acquisition costs	139	1,737	450	4,733
Company's share of unconsolidated real estate venture acquisition costs	1	—	22	—
Gain on sale of self storage properties	(106)	—	(5,743)	—
Equity-based compensation expense(1)	921	685	2,844	1,913
Adjusted EBITDA	$42,005	$31,030	$117,889	$81,223

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
As of September 30, 2017, $235.0 million was outstanding under the Term Loan A with an effective interest rate of 2.63%, $155.0 million was outstanding under the Term Loan B with an effective interest rate of 3.24%, $105.0 million was outstanding under the Term Loan C with an effective interest rate of 3.71% and $201.0 million was outstanding under the Revolver with an effective interest rate of 2.63%. As of September 30, 2017, we would have had the capacity to borrow remaining Revolver commitments of $194.3 million while remaining in compliance with the credit facility's financial covenants.
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
We have a credit agreement with a syndicated group of lenders for a term loan facility (the "Term Loan Facility") in an aggregate amount of $100.0 million, which amount is outstanding, with an effective interest rate of 3.08% as of September 30, 2017. We have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million.
We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
At September 30, 2017, we had $13.7 million in cash and cash equivalents and $4.7 million of restricted cash, an increase in cash and cash equivalents of $1.1 million and an increase in restricted cash of $1.9 million from December 31, 2016. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.

Cash Flows From Operating Activities
Cash provided by our operating activities was $94.9 million for the nine months ended September 30, 2017 compared to $68.3 million for the nine months ended September 30, 2016, an increase of $26.6 million. Our operating cash flow increased primarily due to the 31 self storage properties that were acquired between October 1, 2016 and December 31, 2016 that generated cash flow for the entire nine months ended September 30, 2017, and an additional 34 self storage properties acquired during the nine months ended September 30, 2017. Because these 65 self storage properties were acquired after September 30, 2016, our operating results for the nine months ended September 30, 2016 were not impacted by them. In addition, we received $3.8 million of operating distributions from our unconsolidated real estate venture during the nine months ended September 30, 2017. The increase in our operating cash flows from these activities was partially offset by higher cash payments for general and administrative expenses and interest expense.
Cash Flows From Investing Activities
Cash used in investing activities was $217.1 million for the nine months ended September 30, 2017 compared to $342.6 million for the nine months ended September 30, 2016. The primary uses of cash for the nine months ended September 30, 2017 were for our acquisition of 34 self storage properties for cash consideration of $209.7 million, capital expenditures of $10.0 million, investments in our unconsolidated real estate venture of $12.6 million and deposits for potential acquisitions of $2.3 million, partially offset by $17.5 million of proceeds from the sale of three self storage properties and land parcels. The primary uses of cash for the nine months ended September 30, 2016 were for our acquisition of 76 self storage properties for cash consideration of $323.8 million, capital expenditures of $8.0 million, and deposits for potential acquisitions of $5.4 million.
Capital expenditures totaled $10.0 million and $8.0 million during the nine months ended September 30, 2017 and 2016, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2017	2016
Recurring capital expenditures	$2,589	$2,442
Revenue enhancing capital expenditures	1,271	2,315
Acquisitions capital expenditures	6,149	3,982
Total capital expenditures	10,009	8,739
Change in accrued capital spending	2	(759)
Capital expenditures per statement of cash flows	$10,011	$7,980

Cash Flows From Financing Activities
Cash provided by our financing activities was $125.3 million for the nine months ended September 30, 2017 compared to cash provided by our financing activities of $281.0 million for the nine months ended September 30, 2016. Our sources of financing cash flows for the nine months ended September 30, 2017 primarily consisted of $455.5 million of borrowings under our credit facility, an $84.9 million secured debt financing and $7.0 million of proceeds from the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini. Our primary uses of financing cash flows for the nine months ended September 30, 2017 were for principal payments on existing debt of $344.9 million (which included $331.0 million of principal repayments under the Revolver, $10.4 million of fixed rate mortgage principal payoffs and $3.5 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $41.8 million, and distributions to common shareholders of $33.6 million. Our sources of financing cash flows for the nine months ended September 30, 2016 primarily consisted of $237.5 million of proceeds from the completion of our follow-on common share offering, $398.5 million of borrowings under our credit facility and $100.0 million of borrowings under our Term loan facility. Our primary uses of financing cash flows for the nine months ended September 30, 2016 were for principal payments on existing debt of $401.2 million (which included $376.0 million of principal repayments under the Revolver, $22.0 million of fixed rate mortgage principal payoffs and $3.2 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $33.4 million, and distributions to common shareholders of $17.6 million.
In connection with the 34 properties acquired during the nine months ended September 30, 2017, we issued OP equity of $14.2 million (consisting of 473,533 OP units, 96,394 subordinated performance units and the vesting of 36,400 LTIP units previously issued) and paid cash of $209.7 million.
On August 24, 2017, our board of trustees declared a cash dividend and distribution, respectively, of $0.26 per common share and OP unit. Such distributions were paid on September 29, 2017 to shareholders and OP unitholders of record as of September 15, 2017. On September 13, 2017, our board of trustees declared cash distributions of $7.7 million, in the aggregate, to subordinated performance unitholders of record as of September 15, 2017. Such distributions were paid on September 29, 2017.
During the nine months ended September 30, 2017, after receiving notices of redemption from certain holders of OP units, we elected to issue 1,189,801 common shares to such holders in exchange for 1,189,801 OP units in satisfaction of the operating partnership's redemption obligations.
As discussed in Note 13 in Item 1, on October 11, 2017, we completed an underwritten public offering of 6,900,000 of our Preferred Shares, which included 900,000 Preferred Shares sold upon the exercise in full by the underwriters of their option to purchase additional Preferred Shares, resulting in net proceeds to us of approximately $166.6 million, after deducting the underwriting discount and our other offering expenses. We used the net proceeds from the offering to repay amounts outstanding under our Revolver, and subsequently redrew under our Revolver to fund self storage property acquisitions.
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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of September 30, 2017, our operating partnership had an aggregate of $1,081.0 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the capital contributions corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of September 30, 2017, an aggregate of $188.3 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of September 30, 2017, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
As of September 30, 2017, we had $201.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $2.0 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 28, 2017 under the heading Item 1A. "Risk Factors" beginning on page 14, which is accessible on the SEC's website at www.sec.gov. During the nine months ended September 30, 2017, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2017.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2017, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 36,283 common shares to satisfy redemption requests from certain limited partners.
On October 3, 2017, the operating partnership issued 26,049 OP units to Nordhagen LLLP, an entity for which Arlen D. Nordhagen, the Company's chairman and chief executive officer, holds voting and/or investment power, 115,918 OP units each to JM Trust and Lamb Family Trust, each an affiliate of Guardian, one of the Company's existing PROs, and 2,605 OP units to an unrelated third party as partial consideration for the acquisition of a self storage property.
On October 16, 2017, the operating partnership issued 22,214 subordinated performance units to SecurCare Self Storage Inc., an affiliate of SecurCare, one of the Company's existing PROs and an affiliate of Arlen D. Nordhagen, the Company's chairman and chief executive officer and 23,121 subordinated performance units to Move It B Units, LLC, an affiliate of Move It, one of the Company's existing PROs.
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
As of November 6, 2017, other than those OP units held by the Company, after reflecting the transactions described herein, 29,111,153 OP units of its operating partnership were outstanding (including 771,396 outstanding LTIP units in the operating partnership and 1,834,786 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions). These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A, filed with the SEC on October 10, 2017, is incorporated herein by this reference)

4.1	Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated by reference)
10.1*	Partnership Unit Designation of Series MI Class B OP Units of NSA OP, LP
10.2*
Facilities Portfolio Management Agreement, dated July 1, 2017, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Move It Self Storage, LP, a Texas limited partnership, and (iv) Austin Starke Taylor III, an individual

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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, tagged in XBRL: ((i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: November 7, 2017