Form 10-K
period 2017-12-31
National Storage Affiliates Trust
filed 2018-02-27
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-37351
National Storage Affiliates Trust
(Exact name of Registrant as specified in its charter)

Maryland	46-5053858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5200 DTC Parkway
Suite 200
Greenwood Village, Colorado 80111
(Address of principal executive offices) (Zip code)
(720) 630-2600
(Registrant's telephone number including area code)

Title of each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 par value per share	New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	New York Stock Exchange
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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $1.0 billion as of June 30, 2017. As of February 26, 2018, 50,329,814 common shares of beneficial interest, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference
Portions of National Storage Affiliates Trust's definitive proxy statement to be issued in conjunction with National Storage Affiliates Trust's annual meeting of shareholders to be held May 24, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2017, we held ownership interests in and operated a geographically diversified portfolio of 515 self storage properties, located in 29 states, comprising approximately 32.1 million rentable square feet, configured in approximately 255,000 storage units. According to the 2018 Self-Storage Almanac, we are the sixth largest owner and operator of self storage properties in the United States based on number of properties, self storage units, and rentable square footage. We completed our initial public offering in the second quarter 2015 and our common shares are listed on the New York Stock Exchange under the symbol "NSA."
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
We believe that our national platform has significant potential for continued external and internal growth. We seek to further expand our platform by continuing to recruit additional established self storage operators as well as opportunistically partnering with institutional funds and other institutional investors in strategic joint venture arrangements while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. We are currently engaged in preliminary discussions with additional self storage operators and believe that we could add one to two additional PROs annually over the next two to three years. These additional operators will enhance our existing geographic footprint and allow us to enter regional markets in which we currently have limited or no market share.
Our PROs
The Company had eight PROs as of December 31, 2017: SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away") and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"). To capitalize on their recognized and established local brands, our PROs continue to function as property managers for their managed portfolios under their existing brands (which include various brands in addition to those discussed below). Over the long-run, we may seek to brand or co-brand each location as part of NSA.

•
SecurCare, which is headquartered in Lone Tree, Colorado, has been operating since 1988 and is one of our PROs responsible for covering the west, mountain, midwest and southeast regions. SecurCare provided property management services to 202 of our properties located in California, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina and Texas as of December 31, 2017. SecurCare is currently managed by David Cramer, who has worked in the self storage industry for more than 19 years.

•
Northwest, which is headquartered in Portland, Oregon, is our PRO responsible for covering the northwest region. Northwest provided property management services to 73 of our properties located in Oregon and Washington as of December 31, 2017. Northwest is run by Kevin Howard, who founded the company over 30 years ago and is recognized in the industry for his successful track record as a self storage specialist in the areas of design and development, operations and property management, consultation, and brokerage.

•
Optivest, which is based in Dana Point, California, is one of our PROs responsible for covering portions of the northeast and southwest regions. Optivest managed 48 of our properties located in Arizona, California, Massachusetts, Nevada, New Hampshire, New Mexico and Texas as of December 31, 2017. In January and February 2018, we acquired nine additional properties in Arizona that Optivest will manage. Optivest is run by its co-founder, Warren Allan, who has more than 25 years of financial and operational management experience in the self storage industry and is recognized as a self storage acquisition and development specialist.

•
Guardian, which is based in Irvine, California, is one of our PROs responsible for covering portions of the southern California region and the Arizona market. Guardian managed 53 of our properties located in California, Arizona and Nevada as of December 31, 2017. This operator is led by John Minar, who has over 30 years of self storage acquisition and operational management experience. Mr. Minar brings close to 40 years of real estate acquisition, rehabilitation, ownership, operations and development experience to the Company.

•
Move It, which is based in Dallas, Texas, is one of our PROs responsible for covering certain portions of the Texas and southeast markets. Move It provided property management services to 25 of our properties located in Alabama, Florida, Louisiana, Mississippi and Texas as of December 31, 2017. In January and February 2018, we acquired three additional properties in Florida and Texas that Move It will manage. This operator is led by its founder, Tracy Taylor, who has more than 40 years of experience in self storage development, acquisition and management, and is currently on the board of directors for the Large Owners Council of the Self Storage Association and is a former Chairman of the national Self Storage Association.

•
Storage Solutions, based in Chandler, Arizona, is our PRO responsible for covering portions of the Arizona market. Storage Solutions managed five of our properties in Arizona as of December 31, 2017. In January 2018, we acquired four additional properties in Arizona that Storage Solutions will manage. This operator is led by its founder, Bill Bohannan, who is one of the largest operators in Phoenix and has more than 35 years of self storage acquisition, development and management experience. Mr. Bohannan is recognized in the industry as a self storage acquisition, development and management specialist.

•
Hide-Away is our PRO responsible for covering the western Florida market. Based in Sarasota, Florida, Hide-Away managed 20 of our properties in western Florida as of December 31, 2017. This operator is led by its founder, Steve Wilson, one of the early developers of the self storage business, who has served for more than 35 years as the President of Hide-Away and its related entities, and is a former Chairman of the national Self-Storage Association.

•
Personal Mini is our PRO responsible for covering portions of the central Florida market. Based in Orlando, Florida, Personal Mini managed five of our properties in central Florida as of December 31, 2017. In January 2018, we acquired one additional property in Florida that Personal Mini will manage.This operator is led by Marc Smith, an active self storage investor who has been involved in all facets of the self storage business. Mr. Smith is the immediate past Chairman of the Self Storage Association, and also previously served as president of the Southeast Region of the Self Storage Association.

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
Our Consolidated Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. As of December 31, 2017, we owned a geographically diversified portfolio of 444 self storage properties, located in 26 states, comprising approximately 27.2 million rentable square feet, configured in approximately 215,000 storage units. Of these properties, 245 were acquired by us from our PROs and 199 were acquired by us from third-party sellers. A complete listing of, and additional information about, our self storage properties is included in Item 2 of this report.
During the year ended December 31, 2017, we acquired 65 consolidated self storage properties, of which 10 were acquired by us from our PROs and 55 were acquired by us from third-party sellers. The following is a summary of our 2017 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
2017 Acquisitions:
Georgia	13	6,836	934,780	$84,631
Florida	8	4,774	520,728	61,955
Texas	7	3,180	475,134	36,930
Nevada	5	2,640	311,547	35,446
California	4	2,194	304,504	36,547
Illinois	4	1,992	270,911	17,252
Louisiana	4	1,806	229,259	18,982
Kansas	3	1,297	215,035	20,558
Missouri	3	1,013	152,889	13,346
Oregon	3	1,135	139,492	26,334
Indiana	2	950	127,570	11,665
Maryland	2	1,167	120,773	10,939
Other(1)	7	3,208	419,907	52,215
Total	65	32,192	4,222,529	$426,800

(1) Self storage properties in other states acquired during the year ended December 31, 2017 include Arizona, Colorado, Massachusetts, New Hampshire, North Carolina, Virginia and Washington.
During the year ended December 31, 2017, we sold three self storage properties to unrelated third parties and excess land parcels adjacent to our self storage properties for $17.8 million. The self storage properties comprised approximately 0.2 million rentable square feet configured in approximately 1,200 storage units.
During the year ended December 31, 2016, we acquired 107 consolidated self storage properties, of which 23 were acquired by us from our PROs and 84 were acquired by us from third-party sellers. The following is a summary of our 2016 consolidated acquisition activity (dollars in thousands):

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
As of December 31, 2017, our unconsolidated real estate venture (the "Joint Venture") owned and operated a portfolio of 71 properties containing approximately 4.9 million rentable square feet, configured in approximately 39,000 storage units and located across 13 states. A listing of, and additional information about, the Joint Venture properties is included in Item 2 of this report.
During the year ended December 31, 2017, the Joint Venture acquired five self storage properties located in California and Delaware with an aggregate fair value of $59.3 million, comprising approximately 0.4 million rentable square feet, configured in approximately 3,500 storage units.
During the year ended December 31, 2016, we entered into an agreement to form the Joint Venture with a state pension fund (the "JV Investor") advised by Heitman Capital Management LLC to acquire and operate the 66-property "iStorage" facilities portfolio (the "JV Portfolio"). On October 4, 2016, the Joint Venture completed its acquisition of the JV Portfolio. The following is a summary of the properties acquired in the JV Portfolio (dollars in thousands):

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
Our Property Management Platform
On October 4, 2016, the Company, through certain newly formed subsidiaries, acquired the iStorage property management platform related to the JV Portfolio, including a property management company, a captive insurance company, and related intellectual property for $20.0 million.
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of the Joint Venture and earn certain customary fees for managing and operating the Joint Venture properties. We also provide tenant warranty protection to tenants at the Joint Venture properties in exchange for half of all proceeds from the tenant warranty protection program at each Joint Venture property.
During the year ended December 31, 2017, the Company acquired 13 consolidated self storage properties for which our property management platform directs, manages and controls the day-to-day operations. These 13 properties are located in select markets in Illinois, Kansas, Maryland, Missouri and Virginia and comprise approximately 0.8 million rentable square feet, configured in approximately 6,100 storage units. Additionally, in February 2018, we acquired one additional property in Maryland that our property management platform will manage.

Our Competitive Strengths
We believe our unique PRO structure allows us to differentiate ourselves from other self storage operators, and the following competitive strengths enable us to effectively compete against our industry peers:
High Quality Properties in Key Growth Markets.    We held ownership interests in and operated a geographically diversified portfolio of 515 self storage properties, located in 29 states, comprising approximately 32.1 million rentable square feet, configured in approximately 255,000 storage units, as of December 31, 2017. Over 75% of our consolidated portfolio is located in the top 100 MSAs, based on our 2017 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
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
Our national platform utilizes advanced technology for our data warehouse program, Internet marketing (including through GoStorageUnits.com, which is owned by the Company), our centralized call centers, financial and property analytic dashboards, revenue optimization analytics and expense management tools to enhance operational performance. These centralized programs, which are run through our Technology and Best Practices Group, are positively impacting our business performance, and we believe that they will continue to be a driver of organic growth going forward. We will utilize our Technology and Best Practices Group to help us benefit from the collective sharing of key operating strategies among our PROs in areas like human resource management, local marketing and operating procedures and building tenant insurance-related arrangements.
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
Acquire Built-in Captive Pipeline of Target Properties from Existing PROs.    We have an attractive, high quality potential acquisition pipeline (our "captive pipeline") of over 100 self storage properties valued at over $900 million that we anticipate will drive our future growth. We consider a property to be in our captive pipeline if it (i) is under a management service agreement with one of our PROs, (ii) meets our property quality criteria, and (iii) is either required to be offered to us under the applicable facilities portfolio management agreement or a PRO has a reasonable basis to believe that the controlling owner of the property intends to sell the property in the next seven years.
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
Access Additional Off-Market Acquisition Opportunities.    Our PROs and their "on-the-ground" personnel have established an extensive network of industry relationships and contacts in their respective markets. Through these local connections, our PROs are able to access acquisition opportunities that are not publicly marketed or sold through auctions. Our structure incentivizes our PROs to source acquisitions in their markets from third-party sellers and consolidate these properties into the Company. Other public self storage companies generally have acquisition teams located at their central offices, which in many instances are far removed from regional and local markets. We believe our operators' networks and close familiarity with the other operators in their markets provide us clear competitive advantages in identifying and selecting attractive acquisition opportunities. Our PROs have sourced 199 acquisitions from third-party sellers comprising approximately 13.9 million rentable square feet as of December 31, 2017.
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

Strategic Joint Venture Arrangements.    We intend to continue to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. We intend to leverage our property management platform to provide property and asset management services for future strategic joint ventures, generating additional operating profits and third party fee income.
Our Financing Strategy
We expect to maintain a flexible approach in financing new property acquisitions. In general, we expect to fund our property acquisitions through a combination of borrowings under bank credit facilities (including term loans and revolving facilities), property-level debt, issuances of OP equity and public and private equity and debt issuances.
As of December 31, 2017, our unsecured credit facility provided for total borrowings of $895.0 million, consisting of four components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $155.0 million tranche B term loan facility (the "Term Loan B"), and (iv) a $105.0 million tranche C term loan facility (the "Term Loan C" and together with the Revolver, the Term Loan A and the Term Loan B, the "credit facility"). As of December 31, 2017, we had the entire amounts drawn on Term Loan A, Term Loan B and Term Loan C and we had $88.5 million of outstanding borrowings under the Revolver, and the capacity to borrow an additional $306.8 million under the Revolver while remaining in compliance with the credit facility's financial covenants.
As discussed in Note 15 to the consolidated financial statements in Item 8, on January 29, 2018, we entered into an increase agreement and amendment with a syndicated group of lenders to increase the total borrowing capacity under our credit facility by adding an additional five-year tranche D term loan facility ("Term Loan D") in an aggregate outstanding principal amount of $125.0 million, for a total credit facility of over $1.0 billion. We have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.3 billion. References to the "credit facility" include Term Loan D for all dates as of and after January 29, 2018.
We also have a credit agreement with a syndicated group of lenders for a term loan facility (the "Term Loan Facility") that is separate from the credit facility in an aggregate amount of $100.0 million, which amount is outstanding. The Term Loan Facility matures in June 2023 and we have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million.
The credit facility and the Term Loan Facility each contain the same financial covenants and customary affirmative and negative covenants that, among other things, could limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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
Recent U.S. Federal Income Tax Legislation
The Tax Cuts and Jobs Act ("TCJA"), which was signed into law on December 22, 2017, made significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders. Certain key provisions of the TCJA could impact us and our shareholders, beginning in 2018, including the following:

•
Reduced Tax Rates. The highest individual U.S. federal income tax rate on ordinary income is reduced from 39.6% to 37% (through taxable years ending in 2025), and the maximum corporate income tax rate is reduced from 35% to 21%. In addition, individuals, trust, and estates that own our shares are permitted to deduct up to 20% of dividends received from us (other than dividends that are designated as capital gain dividends or qualified dividend income), generally resulting in an effective maximum U.S. federal income tax rate of 29.6% on such dividends (through taxable years ending in 2025). Further, the amount that we are required to withhold on distributions to non-U.S. stockholders that are treated as attributable to gains from our sale or exchange of U.S. real property interests is reduced from 35% to 21%.

•
Net Operating Losses. We may not use net operating losses generated beginning in 2018 to offset more than 80% of our taxable income (prior to the application of the dividends paid deduction). Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.

•
Limitation on Interest Deductions. The amount of net interest expense that we and our TRSs may deduct for a taxable year is limited to the sum of (i) the taxpayer's business interest income for the taxable year, and (ii) 30% of the taxpayer's "adjusted taxable income" for the taxable year. For taxable years beginning before January 1, 2022, adjusted taxable income means earnings before interest, taxes, depreciation, and amortization; for taxable years beginning on or after January 1, 2022, adjusted taxable income is limited to earnings before interest and taxes. Taxpayers engaged in certain real estate businesses, including real estate rental, operation, and management, can generally elect to be treated as an "electing real property trade or business," in which case the limitation described above generally will not apply. It is expected that we or our operating partnership would be entitled to make this election. An electing real property trade or business is required to use the alternative depreciation system, which generally results in longer depreciation periods and therefore lower depreciation deductions for certain categories of tangible property

•	Alternative Minimum Tax. The corporate alternative minimum tax is eliminated.

•
Income Accrual. We are required to recognize certain items of income for U.S. federal income tax purposes no later than we would report such items on its financial statements. As discussed above, earlier recognition of income for U.S. federal income tax purposes could impact our ability to satisfy the REIT distribution requirements. The provision generally applies to taxable years beginning after December 31, 2017, but will apply with respect to income from a debt instrument having "original issue discount" for U.S. federal income tax purposes only for taxable years beginning after December 31, 2018.

Prospective investors are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in our common shares.
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
Employees
As of December 31, 2017, the Company had 211 employees, which includes employees of the Company's property management platform but does not include persons employed by our PROs. As of December 31, 2017, our PROs, collectively, had approximately 1,000 full-time and part-time employees involved in management, operations, and reporting with respect to our self storage property portfolio.
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
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in our markets in California, Oregon, Texas, Florida, North Carolina and Oklahoma which accounted for approximately 27%, 14%, 10%, 9%, 6% and 6%, respectively, of our total rental and other property-related revenues for the year ended December 31, 2017, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represented a significant concentration of our 2017 revenues. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:

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
Because our portfolio of properties consists primarily of self storage properties, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self storage space would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self storage space has been and could be adversely affected by weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self storage properties in an area and the excess amount of self storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our operating results, ability to satisfy debt service obligations and ability to make cash distributions to our shareholders.
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
Our PROs had approximately 1,000 personnel in the management and operation of our portfolio as of December 31, 2017. The general professionalism of site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants. We rely on our PROs' on-site personnel to maintain clean and secure self storage properties. If our PROs are unable to successfully recruit, train and retain qualified on-site personnel, the quality of service we and our PROs strive to provide at our properties could be adversely affected, which could lead to decreased occupancy levels and reduced operating performance of our properties.
We and certain of our PROs have tenant insurance- and/or tenant protection plan-related arrangements that are in some cases subject to state-specific governmental regulation, which may adversely affect our results.
We and certain of our PROs have tenant insurance- and/or tenant protection plan-related arrangements with regulated insurance companies and our tenants. Some of our PROs earn access fees and commissions in connection with these arrangements. We receive a portion of the fees and commissions from these PROs. The tenant insurance and tenant protection plan businesses, including the payments associated with these arrangements, are in some cases subject to state-specific governmental regulation. State regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance industry participants. Although these arrangements are managed by our property management platform and/or certain of our PROs who have developed marketing programs and management procedures to navigate the regulatory environment, as a result of regulatory or private action in any jurisdiction in which we operate, we may be temporarily or permanently suspended from continuing some or all of our tenant insurance- and/or tenant protection plan-related activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.
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
Our success depends, to a significant extent, on the continued services of Arlen D. Nordhagen and Tamara D. Fischer and the other members of our senior management team. At the time of our initial public offering, Mr. Nordhagen and Ms. Fischer entered into new employment agreements with us. These employment agreements provide for an initial three-year term of employment for these executives and automatic one-year extensions thereafter unless either party provides at least 90 days' notice of non-renewal. Notwithstanding these agreements, there can be no assurance that any of them will remain employed by us. The loss of services of one or more members of our senior management team could harm our business and our prospects.
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
Risks Related to Our Structure and Our Relationships with Our PROs
Some of our PROs have limited experience operating under the Company's capital structure, and we may not be able to achieve the desired outcomes that the structure is intended to produce.
Some of our PROs have limited experience operating under our capital structure. As a means of incentivizing our PROs to drive operating performance and support the sustainability of the operating cash flow from the properties they manage on our behalf, we issued each PRO subordinated performance units aimed at aligning the interests of our PROs with our interests and those of our shareholders. The subordinated performance units are entitled to distributions exclusively tied to the performance of each PRO's managed portfolios but only after minimum performance thresholds are satisfied. Our issuance of such units, however, may have been and could be based on inaccurate valuations and thus misallocated, which would limit or eliminate the effectiveness of our intended incentive-based program. Moreover, difficulties in aligning incentives and implementing our structure could allow a PRO to underperform without triggering our right to terminate the applicable facilities portfolio and asset management agreements and transfer management rights of the PRO to us (or a designee) or cause our management to be distracted from other aspects of our business, which could adversely affect our operating results and business.
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
In order for us to qualify as a REIT for each taxable year, no more than 50% in value of our outstanding shares may be owned, directly or constructively, by five or fewer individuals during the last half of any calendar year, and at least 100 persons must beneficially own our shares during at least 335 days of a taxable year of 12 months, or during a proportionate portion of a shorter taxable year. "Individuals" for this purpose include natural persons, private foundations, some employee benefit plans and trusts, and some charitable trusts. To assist us in preserving our REIT qualification, among other purposes, our declaration of trust generally prohibits, among other limitations, any person from beneficially or constructively owning more than 9.8% in value or in number of shares, whichever is more restrictive, of our aggregate outstanding shares of all classes and series, the outstanding shares of any class or series of our preferred shares or our outstanding common shares. These ownership limits and the other restrictions on ownership and transfer of our shares contained in our declaration of trust could have the effect of discouraging a takeover or other transaction in which holders of our common shares might receive a premium for their shares over the then prevailing market price or which holders might believe to be otherwise in their best interests. Our board of trustees has established exemptions from these ownership limits which permits certain of our institutional investors to hold up to 20% of our common shares and up to 25% of our preferred shares.
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
As of December 31, 2017, we had approximately $958.1 million of debt outstanding, of which approximately $88.5 million, or 9.2%, is subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). Although the credit markets have recently experienced historic lows in interest rates, if interest rates continue to rise, the interest rates on our variable-rate debt could be higher than current levels, which could increase our financing costs and decrease our cash flow and our ability to pay cash distributions to our shareholders. For example, if market rates of interest on this variable-rate debt increased by 100 basis points (excluding variable-rate debt with interest rate swaps), the increase in interest expense would decrease future earnings and cash flows by approximately $0.9 million annually.
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
If we fail to qualify as a REIT in any taxable year, and we do not qualify for certain statutory relief provisions, we would be required to pay U.S. federal income tax on our taxable income at regular corporate rates, and distributions to our shareholders would not be deductible by us in determining our taxable income. In such a case, we might need to borrow money, sell assets, or reduce or even cease making distributions in order to pay our taxes. Our payment of income tax would reduce significantly the amount of operating cash flow to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT, we no longer would be required to make distributions to our shareholders. In addition, unless we were eligible for certain statutory relief provisions, we could not re-elect to be taxed as a REIT until the fifth calendar year following the year in which we failed to qualify.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, state or local income and property and transfer taxes, including real property transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Any of these taxes would decrease operating cash flow to our shareholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets or provide certain services to our tenants through one or more TRSs, or other subsidiary corporations that will be subject to corporate-

level income tax at regular corporate rates. Any TRSs or other taxable corporations in which we invest will be subject to U.S. federal, state and local corporate taxes. Furthermore, if we acquire appreciated assets from a corporation that is or has been a subchapter C corporation in a transaction in which the adjusted tax basis of such assets in our hands is less than the fair market value of the assets, determined at the time we acquired such assets, and if we subsequently dispose of any such assets during the 5-year period following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from the disposition of such assets to the extent of the excess of the fair market value of the assets on the date that we acquired such assets over the basis of such assets on such date, which we refer to as built-in gains. Payment of these taxes generally could materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity and prospects, and could adversely affect the value of our common shares and our ability to make distributions to our shareholders.
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
To qualify as a REIT, we must ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources and passive income such as dividends and interest. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, U.S. government securities and qualified real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets) or more than 10% of the total value of the outstanding securities of any one issuer (other than government securities, securities of corporations that are treated as TRSs and qualified real estate assets). In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets), no more than 20% (25% for taxable years beginning prior to January 1, 2018) of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

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
No more than 20% (25% for taxable years beginning prior to January 1, 2018) of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the TRS. In addition, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis. We intend to structure transactions with any TRS on terms that we believe are arm's length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that we will be able to avoid application of the 100% tax.
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

Dividends payable by REITs generally do not qualify for the reduced tax rates on dividend income from regular corporations, which could adversely affect the value of our shares.
The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced rates for qualified dividends and therefore, dividends received (or deemed received) by REIT shareholders in 2017 may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such shareholders. Beginning in 2018 (and through taxable years ending in 2025), the newly enacted Tax Cuts and Jobs Act ("TCJA") permits a deduction for certain pass-through business income, including "qualified REIT dividends" (generally, dividends received by a REIT shareholder that are not designated as capital gain dividends or qualified dividend income), which will allow U.S. individuals, trusts, and estates to deduct up to 20% of such amounts, subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such qualified REIT dividends. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument (a) hedges interest rate risk on liabilities used to carry or acquire real estate assets or (b) hedges an instrument described in clause (a) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) the relevant instrument is properly identified under applicable Treasury regulations. Income from hedging transactions that do not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, although, subject to limitation, such losses may be carried back or forward against past or future taxable income in the TRS. Under the TCJA, net operating losses generated beginning in 2018 may not be used to offset more than 80% of our TRS's taxable income. Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.
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
The TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see "Recent U.S. Federal Income Tax Legislation".

Risks Related to Our Common Shares and Preferred Shares
Common shares and preferred shares eligible for future sale may have adverse effects on our share price.
Subject to applicable law and the rules of any stock exchange on which our shares may be listed or traded, our board of trustees, without common shareholder approval, may authorize us to issue additional authorized and unissued common shares and preferred shares on the terms and for the consideration it deems appropriate and may amend our declaration of trust to increase the total number of shares, or the number of shares of any class or series, that we are authorized to issue. In addition, our operating partnership may issue OP units, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into common shares after an agreed period of time and certain other conditions, preferred units of limited partnership interest, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into our 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") and subordinated performance units, which are only convertible into OP units beginning two years following the initial issuance of the applicable series and then (i) at the holder's election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations. Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if all such subordinated performance units were convertible into OP units as of December 31, 2017, each subordinated performance unit would on average hypothetically convert into 1.46 OP units, or into an aggregate of approximately 23.3 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2017. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
Pursuant to the registration rights agreements, we have filed a shelf registration statement on Form S-3 to register the offer and resale of the common shares issuable upon exchange of OP units (or securities convertible into or exchangeable for OP units and we expect to file a shelf registration statement on Form S-3 to register the offer and resale of the Series A Preferred Shares issuable upon the exchange of our 6.000% Series A-1 cumulative redeemable preferred units of limiting partnership interest ("Series A-1 Preferred Units") in the Company's operating partnership). We have the right to include common shares to be sold for our own account or other holders in the shelf registration statement. We are required to use all commercially reasonable efforts to keep such shelf registration statement continuously effective for a period ending when all common shares covered by the shelf registration statement are no longer Registrable Shares, as defined in the shelf registration statement.
We intend to bear the expenses incident to these registration requirements except that we will not bear the costs of (i) any underwriting fees, discounts or commissions, (ii) out-of-pocket expenses of the persons exercising the registration rights or (iii) transfer taxes.
We cannot predict the effect, if any, of future sales of our common or preferred shares or the availability of shares for future sales, on the market price of our common or preferred shares. The market price of our common shares may decline significantly when the restrictions on resale by certain of our shareholders lapse. Sales of substantial amounts of common or preferred shares or the perception that such sales could occur may adversely affect the prevailing market price for our common shares.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2017, we held ownership interests in and operated a geographically diversified portfolio of 515 properties, located in 29 states, comprising approximately 32.1 million rentable square feet, configured in approximately 255,000 storage units. Of these properties, we consolidated 444 self storage properties that contain approximately 27.2 million rentable square feet and we held a 25% ownership interest in 71 unconsolidated Joint Venture properties that contain approximately 4.9 million rentable square feet.
The following table sets forth summary information regarding our consolidated properties by state as of December 31, 2017.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
California(1)	81	48,634	6,123,199	22.4%	90.9%
Oregon	58	23,541	2,966,129	10.9%	85.5%
Texas	58	23,133	3,290,185	12.0%	87.1%
Georgia	33	13,554	1,829,965	6.7%	86.2%
Florida	30	21,884	2,093,566	7.7%	86.8%
Oklahoma	30	13,905	1,903,079	7.0%	83.6%
North Carolina	29	13,103	1,599,784	5.9%	89.4%
Arizona	16	9,099	1,061,879	3.9%	86.2%
Indiana	16	8,790	1,135,022	4.2%	82.8%
Washington	15	5,065	644,700	2.4%	88.4%
Louisiana(1)	14	6,326	859,307	3.2%	82.9%
Colorado	11	5,059	615,353	2.3%	89.8%
Nevada	11	5,752	727,014	2.7%	91.8%
New Hampshire	10	4,190	509,475	1.9%	87.8%
Ohio	7	2,690	348,838	1.3%	86.2%
South Carolina	4	1,211	147,530	0.5%	88.9%
Illinois	4	1,991	270,911	1.0%	77.7%
Kansas	3	1,297	215,035	0.8%	80.4%
Mississippi	3	864	114,311	0.4%	89.9%
Missouri	3	1,013	152,889	0.6%	72.3%
Maryland	2	1,172	123,512	0.5%	81.6%
New Mexico	2	1,154	155,125	0.6%	89.6%
Alabama	1	761	109,676	0.4%	88.0%
Kentucky	1	380	60,950	0.2%	94.2%
Massachusetts	1	284	42,650	0.2%	89.9%
Virginia	1	598	81,965	0.3%	82.5%
Total/Weighted Average	444	215,450	27,182,049	100.0%	87.3%

(1) Five of the California properties and one of the Louisiana properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 12. Commitments and Contingencies" in Item 8. "Financial Statements and Supplementary Data."

The following table sets forth summary information regarding our Joint Venture properties by state as of December 31, 2017.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
Florida	21	11,482	1,331,230	26.9%	86.5%
Alabama	11	4,065	611,002	12.4%	85.8%
California	11	6,921	942,393	19.1%	85.4%
New Jersey	10	7,521	925,105	18.7%	87.8%
Other(1)	18	9,126	1,130,521	22.9%	86.0%
Total	71	39,115	4,940,251	100.0%	86.3%

(1) Other states in the unconsolidated real estate venture include Arizona, Delaware, Georgia, Nevada, New Mexico, Pennsylvania, Ohio, Texas and Virginia.
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
Our common shares have been listed and traded on the NYSE under the symbol "NSA" since April 22, 2015. Prior to that time there was no public market for our common shares. The following table sets forth the quarterly high and low sales prices of our common shares, as reported on the NYSE, and the dividends declared in the quarterly periods indicated:

			Dividends
			Declared
	High	Low	(per share)
2017
December 31, 2017	$28.55	$23.72	$0.28
September 30, 2017	24.50	21.17	0.26
June 30, 2017	26.15	21.76	0.26
March 31, 2017	24.86	21.51	0.24

2016
December 31, 2016	$22.45	$18.91	$0.24
September 30, 2016	22.86	18.81	0.22
June 30, 2016	22.78	19.11	0.22
March 31, 2016	21.70	15.67	0.20
Holders
On February 26, 2018, the closing price of our common shares as reported by the NYSE was $24.91. As of February 26, 2018, the Company had 25 record holders of its common shares. The 25 holders of record do not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
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
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2017 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2017 is based upon management's estimate. The following table summarizes the taxability of our dividends per common share for the year ended December 31, 2017:

Year Ended
December 31, 2017
Ordinary Income	$0.802443
Return of Capital	$0.237557

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
Unregistered Sales of Equity Securities
During the three months ended December 31, 2017, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 219,914 common shares to satisfy redemption requests from certain limited partners.
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
On October 16, 2017, the operating partnership issued 22,214 subordinated performance units to SecurCare Self Storage Inc., an affiliate of SecurCare, one of the Company's existing PROs and an affiliate of Arlen D. Nordhagen, the Company's chairman and chief executive officer and 23,121 subordinated performance units to Move It B Units, LLC, an affiliate of Move It, one of the Company's existing PROs, in exchange for cash in connection with the acquisition of one self storage property from an unrelated third party.
On November 15, 2017, the operating partnership issued 59,375 OP units and 8,218 subordinated performance units as partial consideration for the acquisition of one self storage property from Newberg Storage LLC, an affiliate of Northwest, one of the Company's existing PROs and an affiliate of Kevin Howard, a trustee of the Company.
On December 14, 2017, the operating partnership issued 181,981 OP units and 121,320 subordinated performance units, including 60,660 subordinated performance units to Howard Family Limited Partnership I ("HFLP"), an affiliate of Kevin Howard, a trustee of the Company, as partial consideration for the acquisition of one self storage property from HFLP and unrelated third parties.
On January 4, 2018 and February 20, 2018, the operating partnership issued, in the aggregate, 44,738 subordinated performance units to Move It B Units, LLC, an affiliate of one of the Company's existing PROs, as partial consideration for the acquisition of three self storage properties from unrelated third parties.
On January 10, 2018, the operating partnership issued 11,490 subordinated performance units to Personal Mini Storage NSA, LLC, an affiliate of one of the Company's existing PROs, as partial consideration for the acquisition of one self storage property from an unrelated third party.
On January 22, 2018 and December 31, 2017, the Operating Partnership issued 47,546 OP units, in the aggregate, in exchange for $1.3 million of principal payment reimbursements received during the year ended December 31, 2017 related to mortgages assumed in connection with the acquisition of 16 self storage properties from the PROs during the year ended December 31, 2014, which includes 1,505 OP units issued to HFLP, an affiliate of Kevin Howard, a trustee of the Company.
On February 1, 2018, January 11, 2018 and January 4, 2018, the Operating Partnership issued, in the aggregate, 316,103 Series A-1 Preferred Units and 464,056 OP units as partial consideration for the acquisition of a portfolio of 15 self storage properties from an unrelated third party.
Following a specified lock up period after the respective dates of issuance set forth above, the OP units and Series A-1 Preferred Units issued by the operating partnership may be redeemed from time to time by holders for a cash amount per OP unit or Series A-1 Preferred Unit, respectively, equal to the market value of an equivalent number of common shares of the Company or Series A Preferred Shares, respectively. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the operating partnership described above by issuing one common share in exchange for each OP unit tendered for redemption and one Series A Preferred Share in exchange for each Series A-1 Preferred Unit tendered for redemption, subject to adjustments. The Company has elected to report early the private placement of its common shares that may occur if the Company elects to assume the redemption obligation of the operating partnership as described above in the event that OP units are in the future tendered for redemption.
Following a two year lock-up period, holders of subordinated performance units may elect, only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate, to convert all or a portion of such subordinated performance units into OP units one time each year by submitting a completed conversion notice prior to December 1 of such year. All duly submitted conversion notices will become effective on the immediately following January 1. For additional information about the conversion or exchange of subordinated performance units into OP units, see Note 10 to the consolidated financial statements in Item 8.
As of February 26, 2018, other than those OP units held by the Company, 31,785,915 OP units were outstanding (including 779,506 outstanding Long-Term Incentive Plan Units ("LTIP units") and 1,834,786 outstanding OP units in certain consolidated subsidiaries of the operating partnership ("DownREIT OP units"), which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
During the three months ended December 31, 2017, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares. The table below summarizes all of our repurchases of common shares during the quarter ended December 31, 2017:

Period	Total number of shares purchased		-	Total number of shares purchased as part of publicly announced plans or programs	Maximum numbers of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2017	—			n/a	n/a
November 1 - November 30, 2017	—			n/a	n/a
December 1 - December 31, 2017	1,087	(1)		n/a	n/a

(1) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $27.26 and is based on the closing price of our common shares as of December 29, 2017, the date of withholding.

Performance Graph
The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning April 23, 2015 and ending December 31, 2017.

	Period Ending
Index	4/23/2015	12/31/2015	12/31/2016	12/31/2017
National Storage Affiliates Trust	$100	$137	$184	$238
S&P 500	100	98	110	134
Russell 2000	100	91	109	126
NAREIT All Equity REIT Index	100	101	109	119
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
The historical statements of operations data for the years ended December 31, 2017, 2016, 2015 and 2014 has been derived from the historical audited consolidated statement of operations of the Company for such periods. The historical statements of operations data for the year ended December 31, 2013 is presented on a combined basis and is derived by combining the historical audited consolidated statement of operations of the Company for the nine months ended December 31, 2013 with the historical audited consolidated statement of operations of our predecessor for the three months ended March 31, 2013. The consolidated balance sheet data (i) as of December 31, 2017, 2016, 2015, 2014 and 2013 has been derived from the historical audited consolidated balance sheets of the Company as of such dates. Our financial statements have been prepared in accordance with GAAP. Dollars in the following table are in thousands, except per share amounts.

	Year Ended December 31,
	NSA				Combined(1)
	2017	2016	2015	2014	2013
OPERATING DATA:
Total revenue	$268,130	$199,046	$133,919	$76,970	$40,164
Total operating expenses	189,630	141,390	102,328	59,887	28,847
Income from operations	78,500	57,656	31,591	17,083	11,317
Net income (loss)	45,998	24,866	4,796	(16,357)	(11,734)
Net (income) loss attributable to noncontrolling interests(2)	(43,037)	(6,901)	7,644	16,357	10,481
Net income (loss) attributable to the Company and our predecessor	2,961	17,965	12,440	—	(1,253)
Earnings (loss) per share—basic(3)	$0.01	$0.60	$0.80	$—	$—
Earnings (loss) per share—diluted(3)	$0.01	$0.31	$0.17	$—	$—
Weighted average shares outstanding—basic(3)	44,423	29,887	15,463	1	1
Weighted average shares outstanding—diluted(3)	44,423	78,747	45,409	1	1
Dividends declared per common share	$1.04	$0.88	$0.54	$—	$—
BALANCE SHEET DATA (at end of period)
Self storage properties, net	$2,104,875	$1,733,533	$1,079,101	$799,327	$346,319
Total assets	2,266,730	1,892,092	1,099,049	832,746	368,293
Debt financing	958,097	878,954	567,795	597,691	298,748
Total equity (deficit)	$1,271,487	$979,068	$516,047	$214,104	$55,197

	Year Ended December 31,
	NSA				Combined(1)
	2017	2016	2015	2014	2013
OTHER DATA (at end of period)
Number of properties(4)	444	382	277	219	137
Rentable square feet (in thousands)(5)	27,182	23,077	15,770	12,067	6,626
Occupancy percentage(6)	87%	88%	89%	85%	83%

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

(4) For a discussion of our acquisition and disposition activity during the years ended December 31, 2017 and 2016, see "Note 6. Self Storage Property Acquisitions and Dispositions" in Item 8. "Financial Statements and Supplementary Data."

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
Our PROs
We had eight PROs as of December 31, 2017: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away and Personal Mini. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of December 31, 2017, we owned a geographically diversified portfolio of 444 self storage properties, located in 26 states, comprising approximately 27.2 million rentable square feet, configured in approximately 215,000 storage units. Of these properties, 245 were acquired by us from our PROs and 199 were acquired by us from third-party sellers.
Our Joint Venture
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.

As of December 31, 2017, our Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 71 properties containing approximately 4.9 million rentable square feet, configured in approximately 39,000 storage units and located across 13 states.
Our Property Management Platform
On October 4, 2016, the Company, through certain newly formed subsidiaries, acquired the iStorage property management platform related to the JV Portfolio, including a property management company, a captive insurance company, and related intellectual property for $20.0 million.
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of the Joint Venture and earn certain customary fees for managing and operating the Joint Venture properties. We also provide tenant warranty protection to tenants at the Joint Venture properties in exchange for half of all proceeds from the tenant warranty protection program at each Joint Venture property.
Additionally, during the year ended December 31, 2017, the Company acquired 13 consolidated self storage properties for which our property management platform directs, manages and controls the day-to-day operations and affairs. These 13 properties are located in select markets in Illinois, Kansas, Maryland, Missouri and Virginia and comprise approximately 0.8 million rentable square feet, configured in approximately 6,100 storage units.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 65 self storage properties during the year ended December 31, 2017 and 107 self storage properties during the year ended December 31, 2016. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable.
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
Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Net income was $46.0 million for the year ended December 31, 2017, compared to $24.9 million for the year ended December 31, 2016, an increase of $21.1 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from self storage properties acquired during 2016 and 2017, increases in management fees and other revenue, gains from the sale of self storage properties and decreases in acquisition costs, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview
As of December 31, 2017, our same store portfolio consisted of 277 self storage properties which consists of only those properties that were included in our consolidated financial statements since January 1, 2016. See "---Results of Operations" above for the definition of our same store portfolio. The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the year ended December 31, 2017 compared to the year ended December 31, 2016 (dollars in thousands):

	Year Ended December 31,
	2017	2016	Change
Rental revenue
Same store portfolio	$165,858	$157,097	$8,761
Non-Same store portfolio	85,956	34,081	51,875
Total rental revenue	251,814	191,178	60,636
Other property-related revenue
Same store portfolio	5,468	5,012	456
Non-Same store portfolio	2,787	1,047	1,740
Total other property-related revenue	8,255	6,059	2,196
Property operating expenses
Same store portfolio	53,045	52,034	1,011
Non-Same store portfolio	31,410	12,764	18,646
Total property operating expenses	84,455	64,798	19,657
Net operating income
Same store portfolio	118,281	110,075	8,206
Non-same store portfolio	57,333	22,364	34,969
Total net operating income	175,614	132,439	43,175
Management fees and other revenue	8,061	1,809	6,252
General and administrative expenses	(30,060)	(21,528)	(8,532)
Depreciation and amortization	(75,115)	(55,064)	(20,051)
Income from operations	78,500	57,656	20,844
Other (expense) income
Interest expense	(34,068)	(24,109)	(9,959)
Loss on early extinguishment of debt	—	(136)	136
Equity in losses of unconsolidated real estate venture	(2,339)	(1,484)	(855)
Acquisition costs	(593)	(6,546)	5,953
Non-operating expense	(58)	(147)	89
Gain on sale of self storage properties	5,715	—	5,715
Other expense	(31,343)	(32,422)	1,079
Income before income taxes	47,157	25,234	21,923
Income tax expense	(1,159)	(368)	(791)
Net income	45,998	24,866	21,132
Net income attributable to noncontrolling interests	(43,037)	(6,901)	(36,136)
Net income attributable to National Storage Affiliates Trust	2,961	17,965	(15,004)
Distributions to preferred shareholders	(2,300)	—	(2,300)
Net income attributable common shareholders	$661	$17,965	$(17,304)

Total Revenue
Our total revenue increased by $69.1 million, or 34.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This increase was primarily attributable to incremental rental revenue from self storage properties acquired during 2016 and 2017, regular rental increases for in-place tenants, and management fees and other revenue earned from our Joint Venture, partially offset by a decrease in average total portfolio occupancy from 89.7% to 88.9%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue increased by $60.6 million, or 31.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in rental revenue was due to a $51.9 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $15.1 million from 65 self storage properties acquired during 2017, and $36.7 million from 107 self storage properties acquired during 2016. Same store portfolio rental revenues increased $8.8 million, or 5.6%, due to a 5.8% increase, from $11.02 to $11.66, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by increased contractual lease rates and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $2.2 million, or 36.2%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This increase resulted from a $1.7 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.4 million from 65 self storage properties acquired during 2017, and $1.3 million from 107 self storage properties acquired during 2016.
Management Fees and Other Revenue
Management fees and other revenue increased by $6.3 million, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase primarily resulted from a full year's worth of management and other fees for managing and operating the Joint Venture, which began its operations on October 4, 2016. The Joint Venture pays certain customary fees to us for managing and operating the Joint Venture properties, including property management fees, call center fees, platform fees and acquisition fees.
Total Operating Expenses
Total operating expenses increased $48.2 million, or 34.1%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. As discussed below, this change was primarily due to an increase of $19.7 million in property operating expenses (which included $0.2 million of clean-up costs from hurricanes Harvey and Irma), $8.5 million in general and administrative expenses, and $20.1 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses increased $19.7 million, or 30.3%, for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase resulted from a $18.6 million increase in non-same store property operating expenses primarily attributable to incremental property operating expenses of $5.7 million from 65 self storage properties acquired during 2017, and $12.9 million from 107 self storage properties acquired during 2016. In addition, same store portfolio property operating expenses increased $1.0 million, or 1.9%, due to increases in property taxes and repairs and maintenance expenses.
General and Administrative Expenses
General and administrative expenses increased $8.5 million, or 39.6%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $3.4 million primarily as a result of incremental fees related to the self storage properties we acquired in 2016 and 2017, costs related to our property management platform of $2.7 million, salaries and benefits of $1.2 million and equity-based compensation expense of $1.2 million.
Depreciation and Amortization
Depreciation and amortization increased $20.1 million, or 36.4%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. This increase was attributable to incremental depreciation expense related to the self storage properties we acquired in 2016 and 2017. In addition, amortization of customer in-place leases increased $1.5 million from $12.0 million for the year ended December 31, 2016 to $13.5 million for the year ended December 31, 2017.

Interest Expense
Interest expense increased $10.0 million, or 41.3%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in interest expense was primarily due to higher interest rates on the Revolver, the new Term Loan C borrowing during February 2017, a new $84.9 million secured debt financing we entered into during August 2017 and a $0.5 million decrease in amortization of debt premiums.
Loss On Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.1 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. During the year ended December 31, 2016, in connection with an amendment to our credit facility, one of the lenders that was included in the syndicated group of lenders prior to the amendment is no longer a participating lender following the amendment, which constitutes an extinguishment of debt for accounting purposes. As a result, we wrote off $0.1 million of unamortized debt issuance costs, which is the amount attributed to the lender no longer included in the lending syndicate.
Equity In Losses Of Unconsolidated Real Estate Venture
During the year ended December 31, 2017, we recorded $2.3 million of equity in losses from our Joint Venture compared to $1.5 million for the year ended December 31, 2016. The increase of $0.9 million of equity in losses can be attributed to a full year's worth of operations at the Joint Venture. Equity in losses of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the Joint Venture. The Joint Venture recorded net losses of $9.4 million during the year ended December 31, 2017, primarily due to NOI of $36.3 million, offset by $29.2 million of depreciation and amortization, $11.4 million of interest expense and $5.1 million of supervisory, administrative, acquisition and other expenses. The Joint Venture recorded net losses of $5.9 million during the year ended year ended December 31, 2016, primarily due to NOI of $8.3 million, offset by $6.2 million of depreciation and amortization, $4.3 million of other expenses, primarily consisting of acquisition costs associated with the JV Portfolio, $2.8 million of interest expense and $0.9 million of supervisory, administrative and other expenses.
Acquisition Costs
Acquisition costs decreased $6.0 million, or 90.9%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. This decrease was due to a reduction in the number of properties acquired and the adoption of ASU 2017-01 during the year ended December 31, 2017. As a result of the adoption of ASU 2017-01, the self storage properties acquired during the year ended December 31, 2017 were accounted for as asset acquisitions, and accordingly, $3.6 million of acquisition costs related to the self storage property acquisitions during the year ended December 31, 2017 were capitalized as part of the basis of the acquired properties.
Gain On Sale of Self Storage Properties
Gain on sale of self storage properties increased $5.7 million for the year ended December 31, 2017, compared to the year ended December 31, 2016. This increase resulted from the sale of three self storage properties and improved land adjacent to self storage properties during the year ended December 31, 2017 for gross proceeds of $17.8 million.
Income Tax Expense
Income tax expense increased $0.8 million, or 214.9%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in income tax expense was primarily related to growth in the Company's portfolio contributing to increases in certain state and local taxes that are considered income-based taxes and increases in the Company's tax provision for its taxable REIT subsidiary, through which the Company provides management and other services to the Joint Venture as well as other activities.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 to the consolidated financial statements in Item 8, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $43.0 million for the year ended December 31, 2017, compared to $6.9 million for the year ended December 31, 2016.

Distributions to Preferred Shareholders
During the year ended December 31, 2017, we paid $2.3 million of distributions to our preferred shareholders, which represents a prorated quarterly distribution resulting from the issuance of our Series A Preferred Shares on October 11, 2017.
Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
Net income was $24.9 million for the year ended December 31, 2016, compared to $4.8 million for the year ended December 31, 2015, an increase of $20.1 million. The increase was primarily due to an increase in NOI resulting from an additional 107 self storage properties we acquired from January 1, 2016 to December 31, 2016, partially offset by increases in depreciation and amortization, general and administrative expenses, interest expense, and acquisition costs.
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

	Year Ended December 31,
	2016	2015	Change
Rental revenue
Same store portfolio	$123,773	$114,764	$9,009
Non-Same store portfolio	67,405	15,105	52,300
Total rental revenue	191,178	129,869	61,309
Other property-related revenue
Same store portfolio	3,777	3,626	151
Non-Same store portfolio	2,282	424	1,858
Total other property-related revenue	6,059	4,050	2,009
Property operating expenses
Same store portfolio	40,929	39,761	1,168
Non-Same store portfolio	23,869	5,651	18,218
Total property operating expenses	64,798	45,412	19,386
Net operating income
Same store portfolio	86,621	78,629	7,992
Non-same store portfolio	45,818	9,878	35,940
Total net operating income	132,439	88,507	43,932
Management fees and other revenues	1,809	—	1,809
General and administrative expenses	(21,528)	(16,265)	(5,263)
Depreciation and amortization	(55,064)	(40,651)	(14,413)
Income from operations	57,656	31,591	26,065
Other expense
Interest expense	(24,109)	(20,779)	(3,330)
Loss on early extinguishment of debt	(136)	(914)	778
Equity in losses of unconsolidated real estate venture	(1,484)	—	(1,484)
Acquisition costs	(6,546)	(4,765)	(1,781)

Organizational and offering expenses	—	(58)	58
Non-operating expense	(147)	(92)	(55)
Other expense	(32,422)	(26,608)	(5,814)
Income before income taxes	25,234	4,983	20,251
Income tax expense	(368)	(187)	(181)
Net income	24,866	4,796	20,070
Net (income) loss attributable to noncontrolling interests	(6,901)	7,644	(14,545)
Net income attributable to National Storage Affiliates Trust	$17,965	$12,440	$5,525

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
Rental Revenue
Rental revenue increased by $61.3 million, or 47.2%, for the year ended December 31, 2016, as compared to the year ended December 31, 2015. The increase in rental revenue was primarily due to a $52.3 million increase in non-same store rental revenue which was attributable to incremental rental revenue of $34.6 million from 107 self storage properties acquired between January 1, 2016 and December 31, 2016, and $17.7 million from 53 self storage properties acquired from January 2, 2015 to December 31, 2015. Same store portfolio rental revenues increased $9.0 million, or 7.9%, due to a 5.3% increase, from $10.62 to $11.18, in same store rental revenue per occupied square foot, driven primarily by a combination of increased contractual lease rates and fees, and a 210 basis point increase in average occupancy from 87.9% to 90.0%.
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
Income Tax Expense
Income tax expense increased $0.2 million, or 96.8%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in income tax expense was primarily related to growth in the Company's portfolio contributing to increases in certain state and local taxes that are considered income-based taxes and increases in the Company's tax provision for its taxable REIT subsidiary, through which the Company provides management and other services to the Joint Venture as well as other activities.

Net (Income) Loss Attributable to Noncontrolling Interests
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
Income Taxes
We have elected and we believe that we have qualified to be taxed as a REIT under sections 856 through 860 of the Code commencing with our taxable year ended December 31, 2015. To qualify as a REIT, among other things, we are required to distribute at least 90% of our net taxable income (excluding net capital gains) to our shareholders and meet certain tests regarding the nature of our income and assets. So long as we qualify as a REIT, we are not subject to U.S. federal income tax on our earnings distributed currently to our shareholders. If we fail to qualify as a REIT in any taxable year, and are unable to avail ourselves of certain provisions set forth in the Code, all of our taxable income would be subject to federal and state income taxes at regular corporate rates.
We will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that we elect to treat as TRSs for U.S. federal income tax purposes, including NSA TRS, LLC which we formed in June 2014. Certain activities that we undertake must be conducted by a TRS, such as performing non-customary services for our customers, facilitating sales by PROs of tenant insurance and holding assets that we are not permitted to hold directly, including personal property held as inventory. A TRS is subject to U.S. federal, state, and local income taxes.
Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations ("FFO"), is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper, as amended, defines FFO as net income (loss) (as determined under GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We include amortization of customer in-place leases in real estate depreciation and amortization in the calculation of FFO because we believe the amortization of customer in-place leases is analogous to real estate depreciation, as the value of such intangibles is inextricably connected to the real estate acquired. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders, we exclude distributions declared on subordinated performance units, DownREIT subordinated performance units and preferred shares. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, organizational and offering expenses, gains on debt forgiveness, gains (losses) on early extinguishment of debt and after adjustments for unconsolidated partnerships and joint ventures.
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
The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	2017	2016	2015
Net income	$45,998	$24,866	$4,796
Add (subtract):
Real estate depreciation and amortization	73,669	54,193	40,303
Company's share of unconsolidated real estate venture real estate depreciation and amortization	7,296	1,559	—
Gain on sale of self storage properties	(5,715)	—	—
Distributions to preferred shareholders	(2,300)	—	—
FFO attributable to subordinated performance unitholders(1)	(28,364)	(22,842)	(14,997)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	90,584	57,776	30,102
Add:
Acquisition costs	593	6,546	4,765
Company's share of unconsolidated real estate venture acquisition costs	22	1,006	—
Organizational and offering expenses	—	—	58
Loss on early extinguishment of debt	—	136	914
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$91,199	$65,464	$35,839

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	44,423	29,887	15,463
Weighted average restricted common shares outstanding	25	18	9
Weighted average OP units outstanding	26,126	24,262	20,507
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,835	1,518
Weighted average LTIP units outstanding(3)	957	2,212	1,548
Total weighted average shares and units outstanding - FFO and Core FFO	73,366	58,214	39,045

FFO per share and unit	$1.23	$0.99	$0.77
Core FFO per share and unit	$1.24	$1.12	$0.92

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the periods presented:

	Year Ended December 31,
	2017	2016	2015
Earnings (loss) per share - diluted	$0.01	$0.31	$0.17
Impact of the difference in weighted average number of shares(1)	—	0.11	0.02
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.59	—	(0.07)
Add real estate depreciation and amortization	1.00	0.93	1.03
Add Company's share unconsolidated venture real estate depreciation and amortization	0.10	0.03	—
Subtract gain on sale of self storage properties	(0.08)	—	—
FFO attributable to subordinated performance unitholders	(0.39)	(0.39)	(0.38)
FFO per share and unit	1.23	0.99	0.77
Add acquisition costs, Company's share of unconsolidated real estate venture acquisition costs, organizational and offering expenses, and loss on early extinguishment of debt	0.01	0.13	0.15
Core FFO per share and unit	$1.24	$1.12	$0.92

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

(2) Represents the effect of adjusting the numerator to consolidated net income (loss) prior to GAAP allocations for noncontrolling interests, after deducting preferred share distributions, and before the application of the two-class method and treasury stock method, as described in footnote (1).

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
The following table presents a reconciliation of net income (loss) to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$45,998	$24,866	$4,796
(Subtract) add:
Management fees and other revenue	(8,061)	(1,809)	—
General and administrative expenses	30,060	21,528	16,265
Depreciation and amortization	75,115	55,064	40,651
Interest expense	34,068	24,109	20,779
Equity in losses of unconsolidated real estate venture	2,339	1,484	—
Loss on early extinguishment of debt	—	136	914
Acquisition costs	593	6,546	4,765
Organizational and offering expenses	—	—	58
Income tax expense	1,159	368	187
Gain on sale of self storage properties	(5,715)	—	—
Non-operating expense	58	147	92
Net Operating Income	$175,614	$132,439	$88,507

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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income	$45,998	$24,866	$4,796
Add:
Depreciation and amortization	75,115	55,064	40,651
Company's share of unconsolidated real estate venture depreciation and amortization	7,296	1,559	—
Income tax expense	1,159	368	187
Interest expense	34,068	24,109	20,779
Loss on early extinguishment of debt	—	136	914
EBITDA	163,636	106,102	67,327
Add:
Acquisition costs	593	6,546	4,765
Company's share of unconsolidated real estate venture acquisition costs	22	1,006	—
Organizational and offering expenses	—	—	58
Gain on sale of self storage properties	(5,715)	—	—
Equity-based compensation expense(1)	3,764	2,597	3,027
Adjusted EBITDA	$162,300	$116,251	$75,177

(1) Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our consolidated statements of operations.

Liquidity and Capital Resources
Liquidity Overview
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity and debt offerings, and debt financings including borrowings under the credit facility and Term Loan Facility.
Our short-term liquidity requirements consist primarily of property operating expenses, property acquisitions, capital expenditures, general and administrative expenses and principal and interest on our outstanding indebtedness. A further short-term liquidity requirement relates to distributions to our common and preferred shareholders and holders of OP units, subordinated performance units, DownREIT OP units and DownREIT subordinated performance units. We expect to fund short-term liquidity requirements from our operating cash flow, cash on hand and borrowings under our credit facility.

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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels and many lenders are active in the market. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At December 31, 2017, we had $13.4 million in cash and cash equivalents and $3.0 million of restricted cash, an increase in cash and cash equivalents of $0.8 million and an increase in restricted cash of $0.3 million from December 31, 2016. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 of this report.
Operating Activities
Cash provided by our operating activities was $124.3 million for the year ended December 31, 2017 compared to $94.6 million for the year ended December 31, 2016, an increase of $29.7 million. Our operating cash flow increased primarily due to 107 self storage properties acquired during the year ended December 31, 2016 that generated cash flow for the entire year ended December 31, 2017 and 65 self storage properties that were acquired during the year ended December 31, 2017. In addition, operating distributions from our Joint Venture increased by $4.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. These increases were partially offset by higher cash payments for general and administrative expenses and interest expense.
Cash provided by our operating activities was $94.6 million for the year ended December 31, 2016 compared to $50.3 million for the year ended December 31, 2015, an increase of $44.3 million. Our operating cash flow increased primarily due to 58 self storage properties acquired during the year ended December 31, 2015 that generated cash flow for the entire year ended December 31, 2016 and 107 self storage properties that were acquired during the year ended December 31, 2016. The increase in our operating cash flows from these acquisitions was partially offset by higher cash payments for interest, general and administrative expenses and acquisition costs.
Investing Activities
Cash used in investing activities was $409.3 million for the year ended December 31, 2017 compared to $642.4 million for the year ended December 31, 2016. The primary uses of cash for the year ended December 31, 2017 were for our acquisition of 65 self storage properties for cash consideration of $391.6 million, investments in our unconsolidated real estate venture of $15.3 million, capital expenditures of $14.7 million and deposits for potential acquisitions of $4.9 million, partially offset by $17.5 million of proceeds from the sale of three self storage properties and land parcels. The primary uses of cash for the year ended December 31, 2016 were for our acquisition of 107 self storage properties for cash consideration of $532.0 million, investment in our unconsolidated real estate venture of $83.0 million, acquisition of our property management platform for $19.9 million, and capital expenditures of $11.4 million.
Cash used in investing activities was $642.4 million for the year ended December 31, 2016 compared to $175.4 million for the year ended December 31, 2015. The primary uses of cash for the year ended December 31, 2016 were for our acquisition of 107 self storage properties for cash consideration of $532.0 million, investment in our unconsolidated real estate venture of $83.0 million, acquisition of our property management platform for $19.9 million, and capital expenditures of $11.4 million. The primary uses of cash for the year ended December 31, 2015 were for our acquisition of 58 self storage properties for cash consideration of $170.2 million, deposits of $0.7 million for assets to be acquired, and capital expenditures of $4.1 million.
Capital expenditures totaled $14.7 million, $11.4 million and $4.1 million during the years ended December 31, 2017, 2016 and 2015 respectively, We generally fund post-acquisition capital additions from cash provided by operating activities.

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
The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Recurring capital expenditures	$3,495	$2,917	$2,365
Revenue enhancing capital expenditures	2,755	2,641	703
Acquisitions capital expenditures	8,953	6,114	768
Total capital expenditures	15,203	11,672	3,836
Increase in accrued capital spending	(547)	(254)	236
Capital expenditures per statement of cash flows	$14,656	$11,418	$4,072
Financing Activities
Cash provided by our financing activities was $286.1 million for the year ended December 31, 2017 compared to $553.7 million for the year ended December 31, 2016. Our sources of financing cash flows for the year ended December 31, 2017 primarily consisted of $166.6 million of proceeds from the issuance of preferred shares, $140.3 million of proceeds from the issuance of common shares, $676.0 million of borrowings under our credit facility, an $84.9 million secured debt financing and $7.0 million of proceeds from the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini. Our primary uses of financing cash flows for the year ended December 31, 2017 were for principal payments on existing debt of $679.1 million (which included $664.0 million of principal repayments under the Revolver, $10.4 million of fixed rate mortgage principal payoffs and $4.7 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $57.3 million, distributions to common shareholders of $47.7 million and distributions to preferred shareholders of $2.3 million. Our sources of financing cash flows for the year ended December 31, 2016 primarily consisted of $378.3 million of proceeds from the issuance of common shares, $712.5 million of borrowings under our credit facility and $100.0 million of borrowings under our Term Loan Facility. Our primary uses of financing cash flows for the year ended December 31, 2016 were for principal payments on existing debt of $558.6 million (which included $529.0 million of principal repayments under the Revolver, $25.2 million of fixed rate mortgage principal payoffs and $4.4 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $47.0 million, and distributions to common shareholders of $26.7 million.
Cash provided by our financing activities was $553.7 million for the year ended December 31, 2016 compared to $123.2 million for the year ended December 31, 2015. Our sources of financing cash flows for the year ended December 31, 2016 primarily consisted of $378.3 million of proceeds from the issuance of common shares, $712.5 million of borrowings under our credit facility and $100.0 million of borrowings under our Term Loan Facility. Our primary uses of financing cash flows for the year ended December 31, 2016 were for principal payments on existing debt of $558.6 million (which included $529.0 million of principal repayments under the Revolver, $25.2 million of fixed rate mortgage principal payoffs and $4.4 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $47.0 million, and distributions to common shareholders of $26.7 million. Our sources of financing cash flows for the year ended December 31, 2015 primarily consisted of $278.1 million of proceeds from the completion of our initial public offering and $258.4 million of borrowings under our credit facility. Our primary uses of financing cash flows for the year ended December 31, 2015 were for principal payments on existing debt of $357.3 million and distributions to noncontrolling interests of $38.0 million, and distributions to common shareholders of $12.4 million.

Credit Facility and Term Loan Facility
As of December 31, 2017, our credit facility provided for total borrowings of $895.0 million, consisting of four components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million Term Loan A, (iii) a $155.0 million Term Loan B and (iv) a $105.0 million Term Loan C. The Revolver matures in May 2020; provided that we may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021, the Term Loan B matures in May 2022 and the Term Loan C matures in February 2024. The Revolver, Term Loan A, Term Loan B and Term Loan C are not subject to any scheduled reduction or amortization payments prior to maturity. As of December 31, 2017, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.0 billion.
As of December 31, 2017, $235.0 million was outstanding under the Term Loan A with an effective interest rate of 2.63%, $155.0 million was outstanding under the Term Loan B with an effective interest rate of 3.24%, $105.0 million was outstanding under the Term Loan C with an effective interest rate of 3.71% and $88.5 million was outstanding under the Revolver with an effective interest rate of 2.96%. As of December 31, 2017, we would have had the capacity to borrow remaining Revolver commitments of $306.8 million while remaining in compliance with the credit facility's financial covenants.
As discussed in Note 15 to the consolidated financial statements in Item 8, on January 29, 2018, we entered into an increase agreement and amendment with a syndicated group of lenders to increase the total borrowing capacity under our credit facility by adding a five -year Term Loan D to the credit facility in an aggregate outstanding principal amount of $125.0 million, for a total credit facility of over $1.0 billion. We have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.3 billion.
We also have a credit agreement with a syndicated group of lenders for a Term Loan Facility in an aggregate amount of $100.0 million, which amount is outstanding, with an effective interest rate of 3.08% as of December 31, 2017. The Term Loan Facility matures in June 2023 and we have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million.
For a summary of our financial covenants and additional detail regarding our credit facility and Term Loan Facility please see Note 8 to the consolidated financial statements in Item 8.
Contractual Obligations
The following table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments on an undiscounted basis as of December 31, 2017 (dollars in thousands):

	Year Ending December 31,
	2018	2019	2020	2021	2022	Thereafter	Total
Debt financings:
Principal(1)	$10,617	$4,983	$127,745	$242,509	$159,205	$409,932	$954,991
Interest(2)	33,140	32,967	30,377	23,886	17,832	32,418	170,620
Real estate leasehold interests	1,329	1,334	1,379	1,404	1,419	37,498	44,363
Office lease	184	188	112	—	—	—	484
Total	$45,270	$39,472	$159,613	$267,799	$178,456	$479,848	$1,170,458

(1)	Includes scheduled principal and maturity payments related to our debt financings.

(2)
Interest is calculated until the maturity date (without regard to any extension that may be elected by the Company) based on the outstanding principal balance and the effective interest rate as of December 31, 2017.

Equity Transactions
Issuance of Series A Preferred Shares
On October 11, 2017, we completed an underwritten public offering of 6,900,000 of our Series A Preferred Shares which included 900,000 Preferred Shares sold upon the exercise in full by the underwriters of their option to purchase additional Preferred Shares, resulting in net proceeds to us of approximately $166.6 million, after deducting the underwriting discount and other offering expenses.
Issuance of Common Shares
On December 11, 2017, we closed a follow-on public offering of 5,750,000 of our common shares, which included 750,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a public offering price of $25.50 per share. We received aggregate net proceeds from the offering of approximately $140.3 million after deducting the underwriting discount and additional expenses associated with the offering.
During the year ended December 31, 2017, after receiving notices of redemption from certain holders of OP units, we elected to issue 1,409,715 common shares to such holders in exchange for 1,409,715 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 65 properties acquired during the year ended December 31, 2017, $31.2 million of OP equity was issued or vested (consisting of 975,379 OP units, 271,267 subordinated performance units and the vesting of 36,400 LTIP units previously issued).
During the year ended December 31, 2017, the Company issued 47,339 OP units to the sellers of certain acquired properties in exchange for principal payment reimbursements received related to assumed mortgages associated with self storage properties acquired during the year ended December 31, 2014.
During the year ended December 31, 2017, the Company issued 11,050 subordinated performance units which were converted from an equivalent number of OP units.
In connection with the 18 properties acquired during January and February 2018, $22.4 million of OP equity was issued (consisting of 464,056 OP units, 316,103 Series A-1 Preferred Units and 56,228 subordinated performance units in the Company's operating partnership).
Dividends and Distributions
During the year ended December 31, 2017, the Company paid $47.7 million of distributions to common shareholders, $2.3 million of distributions to preferred shareholders and distributed $57.3 million to noncontrolling interests.
On February 22, 2018, our board of trustees declared a cash dividend and distribution, respectively, of $0.28 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2018. On February 22, 2018, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 Preferred Unit to shareholders and unitholders of record as of March 15, 2018. In addition, we expect to declare a cash distribution in the first quarter of 2018 to our subordinated performance unitholders of record as of March 15, 2018. Such dividends and distributions are expected to be paid on March 29, 2018.
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
First, an amount is allocated to holders of OP units in order to provide holders of OP units (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of December 31, 2017, our operating partnership had an aggregate of $1,241.1 million of such unreturned capital contributions with respect to common shareholders, OP unitholders, and the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of December 31, 2017, an aggregate of $193.0 million of such unreturned capital contributions has been allocated to the various series of subordinated performance units.
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

Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2017, each subordinated performance unit would on average hypothetically convert into 1.46 OP units, or into an aggregate of approximately 23.3 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2017. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of December 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of December 31, 2017, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.
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
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2017, 2016 and 2015. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the U.S. economy and may increase the cost of acquiring or replacing self storage properties and related improvements, as well as real estate property taxes, employee salaries, wages and benefits, utilities, and other expenses. Because our tenant leases are month-to-month, we may be able to rapidly adjust our rental rates to minimize the adverse impact of any inflation which could mitigate our exposure to increases in costs and expenses resulting from inflation.

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
As of December 31, 2017, we had $88.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If the one-month London Interbank Offered Rate ("LIBOR") were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $0.9 million annually.
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
Item 8. Financial Statements and Supplementary Data
The independent registered public accounting firm's reports, consolidated financial statements and schedule listed in the accompanying index are filed as part of this report and incorporated herein by this reference. See "Index to Financial Statements" on page F-1 of this Annual Report on Form 10-K.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2017.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.

Item 14. Principal Accountant Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2017.
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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

4.1	Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated by reference)
4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated by reference)

10.1
Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 3.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.2
Amended and Restated Partnership Unit Designation of Series GN Class B OP Units of NSA OP, LP (Exhibit 3.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.3
Third Amended and Restated Partnership Unit Designation of Series NW Class B OP Units of NSA OP, LP (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.4
Third Amended and Restated Partnership Unit Designation of Series OV Class B OP Units of NSA OP, LP (Exhibit 3.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.5
Second Amended and Restated Partnership Unit Designation of Series SC Class B OP Units of NSA OP, LP (Exhibit 3.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.6
Partnership Unit Designation of Series SS Class B OP Units of NSA OP, LP (Exhibit 3.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.7	Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with SEC on August 9, 2016, is incorporated by reference)
10.8
First Amendment to Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.8 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated by reference)

10.9
Partnership Unit Designation of Series PM Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.10
Partnership Unit Designation of Series MI Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2017, is incorporated herein by this reference)

10.11
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.12*	Partnership Unit Designation of Series A-1 Preferred Units of NSA OP, LP dated as of January 5, 2018
10.13
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.14
Amended and Restated Credit Agreement dated as of May 6, 2016 by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, KeyBank National Association, as Administrative Agent, with Keybanc Capital Markets Inc. and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, and PNC Bank, National Association, as Syndication Agent and Wells Fargo Bank, National Association, and U.S. Bank National Association, as Co-Documentation Agents (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016, is incorporated herein by this reference)

10.15
Increase Agreement, dated as of December 1, 2016, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent (Exhibit 10.11 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated by reference)

10.16
Second Increase Agreement and Amendment, dated as of February 08, 2017, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent (Exhibit 10.12 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated by reference)

10.17*
Third Increase Agreement and Amendment, dated as of January 29, 2018, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent

10.18	National Storage Affiliates Trust Equity Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by reference)
10.19	NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.2 to the Registration Statement on Form S-11/A, filed with SEC on April 1, 2015, is incorporated herein by reference).
10.20
Amended and Restated Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule I thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by reference)

10.21
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Arlen D. Nordhagen (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.22
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.23
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Steven B. Treadwell (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.24
Employment Agreement, dated January 1, 2017, by and between National Storage Affiliates Trust and Brandon Togashi (Exhibit 10.19 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated by reference)

10.25	Form of Amended and Restated Restricted Share Unit Award Agreement (Exhibit 10.17 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.26	Form of Amended and Restated Restricted Share Award Agreement (Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.27
Form of LTIP Unit Award Agreement to Trustees under the NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.5 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.28*	Form of LTIP Unit Award Agreement for Executive Officers

10.29
Form of Contribution Agreement among each contributor named therein, NSA OP, LP and any indirectly wholly owned subsidiary of NSA OP, LP named therein (Exhibit 10.13 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.30
Form of Purchase and Sale Agreement among each seller named therein, National Storage Affiliates Trust and NSA OP, LP (Exhibit 10.14 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.31	Form of Indemnification Agreement (Exhibit 10.7 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)
10.32
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Guardian Storage Centers, LLC, a California limited liability company d/b/a StorAmerica Management, and (iv) John Minar and David Lamb, each an individual (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.33
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Kevin Howard Real Estate, Inc., an Oregon corporation, and (iv) Kevin Howard, an individual (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.34
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iv) Optivest Properties, LLC, a California limited liability company, and (iv) Warren Allen, an individual (Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.35
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) SecurCare Self Storage, Inc. a Colorado corporation, and (iv) David Cramer, Justin Hlibichuk and Arlen Nordhagen, each an individual (Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.36
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Arizona Mini Storage Management Company, an Arizona corporation, and (iv) William F. Bohannan, Jr. and Raymond McRae, each an individual (Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.37
Facilities Portfolio Management Agreement, dated April 1, 2016, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) the property owners listed as "Deferred Management Property Owners" therein (iv) Hide-Away Storage Services, Inc., a Florida Corporation and, (v) Stephen A. Wilson, Paul Feikema, and Meisha Wilson, each an individual (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016, is incorporated herein by this reference)

10.38
Facilities Portfolio Management Agreement, dated February 24, 2017, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Shader Brothers Corporation, and (iv) Marc M. Smith and Laurie Shader Smith, each an individual (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.39
Facilities Portfolio Management Agreement, dated July 1, 2017, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Move It Self Storage, LP, a Texas limited partnership, and (iv) Austin Starke Taylor III, an individual (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2017, is incorporated herein by this reference)

10.40
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and Jefferies LLC (Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

10.41
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and Robert W. Baird & Co. Incorporated (Exhibit 1.2 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

10.42
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and Morgan Stanley & Co. LLC (Exhibit 1.3 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

10.43
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and SunTrust Robinson Humphrey, Inc. (Exhibit 1.4 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

12.1*	Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred share dividends
21.1*	List of subsidiaries of National Storage Affiliates Trust

23.1*	Consent of KPMG LLP for National Storage Affiliates Trust
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Annual Report on Form 10-K for the year ended December 31, 2017, tagged in XBRL: ((i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income (loss); (iv) consolidated statement of changes in equity; (v) consolidated statements of cash flows; (vi) notes to consolidated financial statements; and (vii) financial statement schedule (3).

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
Date: February 27, 2018

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

Signature	Title	Date
National Storage Affiliates Trust

/s/ ARLEN D. NORDHAGEN	chairman of the board of trustees, president	February 27, 2018
Arlen D. Nordhagen	and chief executive officer
(principal executive officer)

/s/ TAMARA D. FISCHER	chief financial officer	February 27, 2018
Tamara D. Fischer	(principal financial officer)

/s/ BRANDON TOGASHI	chief accounting officer	February 27, 2018
Brandon Togashi	(principal accounting officer)

/s/ GEORGE L. CHAPMAN	trustee	February 27, 2018
George L. Chapman

/s/ KEVIN M. HOWARD	trustee	February 27, 2018
Kevin M. Howard

/s/ PAUL W. HYLBERT, JR.	trustee	February 27, 2018
Paul W. Hylbert, Jr.

/s/ CHAD MEISINGER	trustee	February 27, 2018
Chad Meisinger

/s/ STEVEN G. OSGOOD	trustee	February 27, 2018
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	February 27, 2018
Dominic M. Palazzo

/s/ MARK VAN MOURICK	trustee	February 27, 2018
Mark Van Mourick

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and 2016	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015	F-5
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2017, 2016 and 2015	F-6
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2017, 2016 and 2015	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015	F-10

Notes to the Consolidated Financial Statements	F-12

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-39

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees

National Storage Affiliates Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes, and the financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Denver, Colorado

February 27, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees

National Storage Affiliates Trust:
Opinion on Internal Control Over Financial Reporting
We have audited National Storage Affiliates Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes, and the financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Denver, Colorado

February 27, 2018

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2017	2016
ASSETS
Real estate
Self storage properties	$2,275,233	$1,844,336
Less accumulated depreciation	(170,358)	(110,803)
Self storage properties, net	2,104,875	1,733,533
Cash and cash equivalents	13,366	12,570
Restricted cash	3,041	2,767
Debt issuance costs, net	2,185	3,069
Investment in unconsolidated real estate venture	89,093	81,486
Other assets, net	52,615	44,730
Assets held for sale	1,555	13,937
Total assets	$2,266,730	$1,892,092
LIABILITIES AND EQUITY
Liabilities
Debt financing	$958,097	$878,954
Accounts payable and accrued liabilities	24,459	21,616
Deferred revenue	12,687	12,454
Total liabilities	995,243	913,024
Commitments and contingencies (Note 12)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 6,900,000 issued and outstanding at December 31, 2017, at liquidation preference	172,500	—
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 50,284,934 and 43,110,362 shares issued and outstanding at December 31, 2017 and 2016, respectively	503	431
Additional paid-in capital	711,467	576,365
Distributions in excess of earnings	(55,729)	(8,719)
Accumulated other comprehensive income	12,282	9,025
Total shareholders' equity	841,023	577,102
Noncontrolling interests	430,464	401,966
Total equity	1,271,487	979,068
Total liabilities and equity	$2,266,730	$1,892,092

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUE
Rental revenue	$251,814	$191,178	$129,869
Other property-related revenue	8,255	6,059	4,050
Management fees and other revenue	8,061	1,809	—
Total revenue	268,130	199,046	133,919
OPERATING EXPENSES
Property operating expenses	84,455	64,798	45,412
General and administrative expenses	30,060	21,528	16,265
Depreciation and amortization	75,115	55,064	40,651
Total operating expenses	189,630	141,390	102,328
Income from operations	78,500	57,656	31,591
OTHER (EXPENSE) INCOME
Interest expense	(34,068)	(24,109)	(20,779)
Loss on early extinguishment of debt	—	(136)	(914)
Equity in losses of unconsolidated real estate venture	(2,339)	(1,484)	—
Acquisition costs	(593)	(6,546)	(4,765)
Organizational and offering expenses	—	—	(58)
Non-operating expense	(58)	(147)	(92)
Gain on sale of self storage properties	5,715	—	—
Other expense	(31,343)	(32,422)	(26,608)
Income before income taxes	47,157	25,234	4,983
Income tax expense	(1,159)	(368)	(187)
Net income	45,998	24,866	4,796
Net (income) loss attributable to noncontrolling interests	(43,037)	(6,901)	7,644
Net income attributable to National Storage Affiliates Trust	2,961	17,965	12,440
Distributions to preferred shareholders	(2,300)	—	—
Net income attributable to common shareholders	$661	$17,965	$12,440

Earnings (loss) per share - basic	$0.01	$0.60	$0.80
Earnings (loss) per share - diluted	$0.01	$0.31	$0.17

Weighted average shares outstanding - basic	44,423	29,887	15,463
Weighted average shares outstanding - diluted	44,423	78,747	45,409

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$45,998	$24,866	$4,796
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	1,935	6,434	(1,551)
Reclassification of other comprehensive loss to interest expense	2,308	2,678	1,699
Other comprehensive income	4,243	9,112	148
Comprehensive income	50,241	33,978	4,944
Comprehensive (income) loss attributable to noncontrolling interests	(44,697)	(7,272)	7,496
Comprehensive income attributable to National Storage Affiliates Trust	$5,544	$26,706	$12,440

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	Income	Interests	Equity
Balances, December 31, 2014	—	$—	1,000	$—	$—	$—	$—	$214,104	$214,104
Net OP equity issuances in business combinations:
OP units and subordinated performance units	—	—	—	—	—	—	—	42,113	42,113
LTIP units	—	—	—	—	—	—	—	1,402	1,402
Noncontrolling interests in acquired subsidiaries	—	—	—	—	—	—	—	21,137	21,137
Redemption of common shares	—	—	(1,000)	—	—	—	—	—	—
Issuance of common shares, net of offering costs	—	—	23,000,000	230	270,715	—	—	—	270,945
Issuance of common shares, share based compensation plans	—	—	4,751	—	—	—	—	—	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(34,376)	—	—	34,376	—
Issuance of OP units	—	—	—	—	—	—	—	1,416	1,416
Equity-based compensation expense	—	—	—	—	74	—	—	2,953	3,027
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	1,020	1,020
Issuance of restricted common shares	—	—	17,210	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares	—	—	(6,210)	—	(21)	—	—	—	(21)
Reduction in receivables from partners of OP	—	—	—	—	—	—	—	1,589	1,589
Common share dividends	—	—	—	—	—	(12,429)	—	—	(12,429)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,200)	(33,200)
Other comprehensive loss	—	—	—	—	—	—	—	148	148
Net income (loss)	—	—	—	—	—	12,440	—	(7,644)	4,796
Balances, December 31, 2015	—	—	23,015,751	230	236,392	11	—	279,414	516,047
OP equity recorded in business combinations:

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	Income	Interests	Equity
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	120,827	120,827
LTIP units	—	—	—	—	—	—	—	814	814
Redemption of OP units	—	—	1,125,503	11	13,004	—	(4)	(13,011)	—
Issuance of common shares, net of offering costs	—	—	18,962,209	190	376,224	—	—	—	376,414
Issuance of common shares, share based compensation plans	—	—	4,309	—	—	—	—	—	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(49,349)	—	288	49,061	—
Issuance of OP units	—	—	—	—	—	—	—	1,441	1,441
Equity-based compensation expense	—	—	—	—	120	—	—	2,477	2,597
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	56	56
Issuance of restricted common shares	—	—	8,090	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares	—	—	(5,500)	—	(26)	—	—	—	(26)
Reduction in receivables from partners of OP	—	—	—	—	—	—	—	1,375	1,375
Common share dividends	—	—	—	—	—	(26,695)	—	—	(26,695)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47,760)	(47,760)
Other comprehensive income	—	—	—	—	—	—	8,741	371	9,112
Net income	—	—	—	—	—	17,965	—	6,901	24,866
Balances, December 31, 2016	—	—	43,110,362	431	576,365	(8,719)	9,025	401,966	979,068
Issuance of preferred shares, net of offering costs	6,900,000	172,500	—	—	(5,934)	—	—	—	166,566
OP equity recorded in connection with property acquisitions:

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	Income	Interests	Equity
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	29,900	29,900
LTIP units	—	—	—	—	—	—	—	854	854
Issuance of subordinated performance units	—	—	—	—	—	—	—	7,000	7,000
Redemptions of OP units	—	—	1,409,715	14	18,389	—	289	(18,692)	—
Issuance of common shares, net of offering costs	—	—	5,750,000	58	140,203	—	—	—	140,261
Issuance of common shares, share based compensation plans	—	—	6,862	—	—	—	—	—	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(17,749)	—	385	17,364	—
Issuance of OP units	—	—	—	—	—	—	—	1,262	1,262
Equity-based compensation expense	—	—	—	—	244	—	—	3,520	3,764
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	15	15
Issuance of restricted common shares	—	—	16,525	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(8,530)	—	(51)	—	—	—	(51)
Reduction in receivables from partners of OP	—	—	—	—	—	—	—	812	812
Preferred share dividends	—	—	—	—	—	(2,300)	—	—	(2,300)
Common share dividends	—	—	—	—	—	(47,671)	—	—	(47,671)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(58,234)	(58,234)
Other comprehensive income	—	—	—	—	—	—	2,583	1,660	4,243
Net income	—	—	—	—	—	2,961	—	43,037	45,998
Balances, December 31, 2017	6,900,000	$172,500	50,284,934	$503	$711,467	$(55,729)	$12,282	$430,464	$1,271,487

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$45,998	$24,866	$4,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,115	55,064	40,651
Amortization of debt issuance costs	2,175	1,955	2,714
Amortization of debt discount and premium, net	(1,570)	(2,051)	(1,747)
Loss on debt extinguishment	—	136	414
Unrealized loss on fair value of derivatives	—	—	68
Gain on sale of self storage properties	(5,715)	—	—
LTIP units issued for acquisition expenses	—	56	1,020
Equity-based compensation expense	3,764	2,597	3,027
Equity in losses of unconsolidated real estate venture	2,339	1,484	—
Distributions from unconsolidated real estate venture	5,093	730	—
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(2,398)	(1,994)	(680)
Accounts payable and accrued liabilities	1,200	8,386	269
Deferred revenue	(1,713)	3,417	(198)
Net Cash Provided by Operating Activities	124,288	94,646	50,334
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(391,619)	(532,030)	(170,180)
Capital expenditures	(14,656)	(11,418)	(4,072)
Investments in and advances to unconsolidated real estate venture	(15,289)	(82,950)	—
Distributions from unconsolidated real estate venture	250	—	—
Acquisition of property management platform	—	(19,933)	—
Deposits and advances for self storage property and other acquisitions	(4,923)	(345)	(738)
Expenditures for corporate furniture, equipment and other	(588)	(527)	(418)
Net proceeds from sale of self storage properties	17,534	4,823	—
Net Cash Used In Investing Activities	(409,291)	(642,380)	(175,408)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	140,261	378,281	278,070
Proceeds from issuance of preferred shares	166,566	—	—
Proceeds from issuance of subordinated performance units	7,000	—	—
Borrowings under debt financings	760,900	812,500	258,443
Receipts for OP unit subscriptions	1,150	1,344	1,015
Collection of receivables from issuance of OP equity	—	930	774
Principal payments under debt financings	(679,104)	(558,597)	(357,273)
Payment of dividends to common shareholders	(47,671)	(26,695)	(12,429)
Payment of dividends to preferred shareholders	(2,300)	—	—
Distributions to noncontrolling interests	(57,314)	(47,005)	(37,992)

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Debt issuance costs	(2,381)	(5,665)	(1,848)
Equity offering costs	(1,034)	(1,399)	(5,438)
Net Cash Provided by Financing Activities	286,073	553,694	123,322
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,070	5,960	(1,752)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	15,337	9,377	11,129
End of year	$16,407	$15,337	$9,377

Supplemental Cash Flow Information
Cash paid for interest	$32,951	$23,313	$20,206
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions:
Issuance of OP units and subordinated performance units	$30,327	$120,952	$42,113
Deposits on acquisitions applied to purchase price	350	631	745
LTIP units vesting upon acquisition of properties	854	814	1,402
Assumption of mortgages payable	—	61,628	73,498
Note payable to related party to settle assumed mortgages	—	—	5,342
Other net liabilities assumed	3,616	4,817	511
Notes receivable settled upon acquisition of properties	—	—	1,778
Fair value of noncontrolling interests in acquired subsidiaries	—	—	21,137
Issuance of OP unit subscription liability through reduced distributions	1,262	1,441	1,416
Settlement of acquisition receivables through reduced distributions	812	445	1,473
Increase in OP unit subscription liability through reduced distributions	108	310	498
Increase (decrease) in payables for offering costs	600	593	(1,379)
Settlement of offering expenses from equity issuance proceeds	12,299	11,673	20,930

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
The Company owned 444 self storage properties in 26 states with approximately 27.2 million rentable square feet (unaudited) in approximately 215,000 storage units as of December 31, 2017. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away") and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini").
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
When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity ("VIE"), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional guidance to determine whether the general partner controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates all entities that are VIEs and of which the Company is deemed to be the primary beneficiary. The Company has determined that its operating partnership is a VIE. The sole significant asset of National Storage Affiliates Trust is its investment in its operating partnership, and consequently, substantially all of the Company's assets and liabilities represent those assets and liabilities of its operating partnership.
As of December 31, 2017, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $248.0 million and $256.8 million as of December 31, 2017 and December 31, 2016, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $140.3 million and $41.4 million as of December 31, 2017 and December 31, 2016, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
Customer In-place Leases
In allocating the purchase price for a self storage property acquisition, the Company determines whether the acquisition includes intangible assets. The Company allocates a portion of the purchase price to an intangible asset attributed to the value of customer in-place leases. This intangible asset is amortized to expense using the straight-line method over 12 months, the estimated average rental period for the Company's customers. Amortization expense for customer in-place leases amounted to $13.5 million, $12.0 million and $12.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Substantially all of the leases in place at acquired properties are at market rates, as the leases are month-to-month contracts.

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
Costs of Raising Capital
Commissions, legal fees and other costs that are directly associated with equity offerings are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to additional paid-in capital within equity in the period it is determined that the offering was successful.
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
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $3.7 million, $3.1 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Acquisition Costs
The Company incurs title, legal and consulting fees, and other costs associated with the completion of acquisitions. During the year ended December 31, 2017, the Company adopted Accounting Standards Update ("ASU") 2017-01 and as a result, the Company's self storage property acquisitions during the year ended December 31, 2017 were accounted for as asset acquisitions, and accordingly, acquisition costs directly related to the self storage property acquisitions were capitalized as part of the basis of the acquired properties. Indirect acquisition costs remain included in acquisition costs in the accompanying statements of operations in the period in which they were incurred. Prior to the Company's adoption of ASU 2017-01, direct and indirect costs were included in acquisition costs in the accompanying statements of operations in the period in which they were incurred.

Income Taxes
Through December 31, 2014, the Company did not have a profit and loss sharing interest in its operating partnership and did not have any other operations that were subject to taxation. Accordingly, the Company did not generate a federal income tax benefit or expense for the period from its inception through December 31, 2014.
The Company has elected and believes it has qualified to be taxed as a REIT under sections 856 through 860 of the U.S. Internal Revenue Code (the "Code") commencing with the taxable year ended December 31, 2015. To qualify as a REIT, among other things, the Company is required to distribute at least 90% of its REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Company is not subject to federal income tax on the earnings distributed currently to its shareholders that it derives from its REIT qualifying activities. If the Company fails to qualify as a REIT in any taxable year, and is unable to avail itself of certain provisions set forth in the Code, all of the Company's taxable income would be subject to federal and state income taxes at regular corporate rates.
The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries ("TRS") for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its customers, facilitating sales by PROs of tenant insurance and holding assets that the Company is not permitted to hold directly. A TRS is subject to federal and state income taxes.
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2017 and 2016.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2017 and 2016. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; the 2014 tax year is the earliest period that remains open to examination by these taxing jurisdictions.
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
Derivative Financial Instruments
The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company's use of derivative instruments has been limited to interest rate swap and cap agreements. The fair values of derivative instruments are included in other assets and accounts payable and accrued liabilities in the accompanying balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company's balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings.
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
Assets Held For Sale
The Company classifies properties as held for sale when certain criteria are met. At such time, the properties, including significant assets and liabilities that are expected to be transferred as part of a sale transaction, are presented separately on the consolidated balance sheet at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized. As of December 31, 2017 and 2016, the Company had one and two self storage properties classified as held for sale, respectively. The results of operations for the self storage properties classified as held for sale are reflected within income from operations in the Company's consolidated statements of operations.
Goodwill
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates goodwill for potential impairment annually, or whenever impairment indicators are present. The Company determined that there was no impairment to goodwill during the years ended December 31, 2017 and 2016.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company has completed its analysis of ASU 2014-09 and concluded that its adoption of ASU 2014-09 will not have a material effect on its consolidated financial statements and related disclosures. The Company adopted ASU 2014-09 effective January 1, 2018.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance for accounting for leases, including requiring lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and lessees to recognize most leases on-balance sheet as lease liabilities with corresponding right-of-use assets. The Company will adopt ASU 2016-02 effective January 1, 2019. ASU 2016-02 requires a modified retrospective approach, with entities applying the new guidance at the beginning of the earliest period presented in the financial statements in which they first apply the new standard, with certain elective transition relief. The Company is evaluating the effect that ASU 2016-02 will have on its operating leases, consolidated financial statements and related disclosures. The Company expects ASU 2016-02 to primarily impact its accounting for its non-cancelable leasehold interest agreements in which it serves as the lessee.  See Note 12 for additional information about the Company's non-cancelable leasehold interest agreements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The Company adopted ASU 2016-15 effective January 1, 2017, which did not result in any changes to the presentation of amounts shown on the Company's consolidated statements of cash flows to all periods presented.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows - Restricted Cash, that requires the inclusion of restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 effective January 1, 2017, which resulted in the inclusion of the Company's restricted cash balances along with cash and cash equivalents in the Company's consolidated statement of cash flows and separate line items showing changes in restricted cash balances were eliminated from the Company's consolidated statements of cash flows. ASU 2016-18 was applied retrospectively to all periods presented.
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends the existing GAAP hedge accounting recognition and presentation requirements. ASU 2017-12 is effective for the Company on January 1, 2019, with early adoption permitted. The Company has completed its analysis of ASU 2017-12 and concluded that its adoption of ASU 2017-12 will not have a material effect on its consolidated financial statements and related disclosures. The Company early adopted ASU 2017-12 effective January 1, 2018.
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
Common Share Offerings
On December 11, 2017, the Company closed a follow-on public offering of 5,750,000 of its common shares, which included 750,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a public offering price of $25.50 per share. The Company received aggregate net proceeds from the offering of approximately $140.3 million after deducting the underwriting discount and additional expenses associated with the offering.
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
Series A Preferred Share Offering
On October 11, 2017, the Company completed an underwritten public offering of 6,900,000 of its 6.000% Series A Preferred Shares, which included 900,000 Series A Preferred Shares sold upon the exercise in full by the underwriters of their option to purchase additional Series A Preferred Shares, resulting in net proceeds to the Company of approximately $166.6 million, after deducting the underwriting discount and the Company's other offering expenses. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares rank senior to our common shares with respect to dividend rights and rights upon our liquidation, dissolution or winding up. Generally, the Series A Preferred Shares become redeemable by the Company beginning in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends.
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
As of December 31, 2017 and 2016, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2017	2016
OP units	26,719,607	26,125,444
Subordinated performance units	11,604,738	11,022,378
LTIP units	771,396	1,543,905
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	45,317,526	44,913,512

OP Units and DownREIT OP units
OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for common shares on a one-for-one basis, and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case. The holders of OP units are generally not entitled to elect redemption until one year after the issuance of the OP units. The holders of DownREIT OP units are generally not entitled to elect redemption until five years after the date of the contributor's initial contribution. Accordingly, these limited partner interests are included in noncontrolling interests within equity in the accompanying balance sheets as of December 31, 2017 and 2016.
The increase in OP Units outstanding from December 31, 2016 to December 31, 2017 was due to 1,022,718 OP units issued in connection with the acquisition of self storage properties and 992,210 LTIP units which were converted into OP units, as discussed further below, partially offset by the redemption of 1,409,715 OP units and 11,050 OP units which were converted into subordinated performance units.
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
The increase in subordinated performance units outstanding from December 31, 2016 to December 31, 2017 was due to the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini (the Company's chairman and chief executive officer, Arlen D. Nordhagen, has a noncontrolling minority ownership interest in this affiliate of Personal Mini), the issuance of 271,267 subordinated performance units in connection with the acquisition of self storage properties and 11,050 OP units which were converted into subordinated performance units.
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
The decrease in LTIP units outstanding from December 31, 2016 to December 31, 2017 was due to the conversion of 992,210 LTIP units into 992,210 OP units partially offset by the issuance of 219,701 compensatory LTIP units to employees, consultants and trustees.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	December 31,
	2017	2016
Land	$528,304	$456,135
Buildings and improvements	1,741,459	1,383,603
Furniture and equipment	5,470	4,598
Total self storage properties	2,275,233	1,844,336
Less accumulated depreciation	(170,358)	(110,803)
Self storage properties, net	$2,104,875	$1,733,533
Depreciation expense related to self storage properties amounted to $60.5 million, $42.7 million and $28.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE
During the year ended December 31, 2016, the Company, through a newly formed subsidiary (the "NSA Member"), entered into an agreement to form an unconsolidated real estate venture (the "Joint Venture") with a state pension fund (the "JV Investor," together with the NSA Member, the "Members") advised by Heitman Capital Management LLC to acquire and operate the 66-property "iStorage" facilities portfolio (the "JV Portfolio") for an aggregate purchase price of approximately $630.0 million (the "Acquisition").
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
During the year ended December 31, 2017, the Joint Venture acquired five self storage properties with an aggregate fair value of $59.3 million. The Company contributed $14.9 million to the Joint Venture to fund the acquisitions.
As of December 31, 2017. the Joint Venture portfolio consisted of 71 properties containing approximately 4.9 million rentable square feet (unaudited), configured in approximately 39,000 storage units and located across 13 states.
A subsidiary of the Company is acting as the non-member manager of the Joint Venture (the "NSA Manager"). The Joint Venture pays certain customary fees to the Company for managing and operating the properties, including a monthly property management fee equal to 6% of gross revenues and net sales revenues from Joint Venture assets, an annual call center fee equal to 1% of monthly gross revenues and net sales revenues from Joint Venture assets, a monthly platform fee equal to $1,250 per Joint Venture property, an acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original JV Portfolio, of which one quarter is earned each year over the first four years of the Joint Venture, with an additional fee determined on a sliding scale for future acquisitions, and a development management fee for any development projects acquired by the Joint Venture equal to 3% of construction costs (excluding "soft costs"). An affiliate of the NSA Manager provides tenant warranty protection to tenants at the Joint Venture properties in exchange for 50% of all proceeds from the tenant warranty protection program at each Joint Venture property. During the year ended December 31, 2017 and December 31, 2016, the Company earned $8.1 million and $1.8 million, respectively, of management and other fees for managing and operating its Joint Venture. The fees are reported in management fees and other revenue in the Company's consolidated statements of operations.
The Company's investment in the Joint Venture is accounted for using the equity method of accounting and is included in investment in unconsolidated real estate venture in the Company’s consolidated balance sheets. The Company's investment in the unconsolidated real estate venture totaled $89.1 million and $81.5 million as of December 31, 2017 and December 31, 2016, respectively. This investment includes $3.7 million of direct costs incurred by the Company primarily related to sourcing joint venture partner capital. Due to the nature of these costs, this additional investment basis is not amortized.
The Company’s earnings (losses) from its investment in the Joint Venture is presented in equity in losses of unconsolidated real estate venture on the Company’s consolidated statements of operations and totaled $2.3 million and $1.5 million for the years ended December 31, 2017 and December 31, 2016, respectively.

The following tables present condensed financial information of the Joint Venture as of and for the year ended December 31, 2017 and as of and for the period ended December 31, 2016 (in thousands):

	December 31, 2017	December 31, 2016
ASSETS
Self storage properties, net	$655,973	$614,754
Other assets	8,397	19,936
Total assets	$664,370	$634,690
LIABILITIES AND EQUITY
Debt financing	$317,359	$317,047
Other liabilities	4,855	4,498
Equity	342,156	313,145
Total liabilities and equity	$664,370	$634,690

	Year Ended December 31, 2017	Period Ended December 31, 2016
Total revenue	$54,747	$12,197
Property operating expenses	18,463	3,850
Net operating income	36,284	8,347
Supervisory, administrative and other expenses	(3,921)	(949)
Depreciation and amortization	(29,192)	(6,235)
Interest expense	(11,389)	(2,823)
Acquisition and other expenses	(1,146)	(4,277)
Net loss	$(9,364)	$(5,937)

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
6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 65 self storage properties with an estimated fair value of $426.8 million during the year ended December 31, 2017 and 107 self storage properties with an estimated fair value of $721.4 million during the year ended December 31, 2016. During the year ended December 31, 2017, 10 self storage properties with an estimated fair value of $73.2 million were acquired by the Company from its PROs and during the year ended December 31, 2016, 23 self storage properties with an estimated fair value of $176.3 million were acquired by the Company from its PROs.
The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed for these self storage property acquisitions. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $10.5 million and $17.7 million during the years ended December 31, 2017 and 2016, respectively, resulting in a total fair value of $416.3 million and $703.7 million allocated to real estate during the years ended December 31, 2017 and 2016, respectively.
As a result of the Company's adoption of ASU 2017-01 during the year ended December 31, 2017, the 65 self storage properties acquired during the year ended December 31, 2017 were accounted for as asset acquisitions and accordingly, $3.6 million of acquisition costs related to the acquisitions were capitalized as part of the basis of the acquired properties.
The following table summarizes, by calendar quarter, the investments in self storage property acquisitions completed by the Company during the years ended December 31, 2017 and 2016 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment
	Number of Properties	Cash and Acquisition Costs	Value of OP Equity(1)	Liabilities Assumed		Total
				Mortgages(2)	Other
March 31, 2017	5	$26,780	$4,964	$—	$183	$31,927
June 30, 2017	10	60,672	8,931	—	387	69,990
September 30, 2017	19	122,742	267	—	826	123,835
December 31, 2017	31	181,809	17,019	—	2,220	201,048
Total	65	$392,003	$31,181	$—	$3,616	$426,800

March 31, 2016	17	$63,300	$19,068	$5,861	$584	$88,813
June 30, 2016	25	61,263	80,986	55,767	1,212	199,228
September 30, 2016	34	199,890	4,841	—	896	205,627
December 31, 2016	31	208,707	16,871	—	2,125	227,703
Total	107	$533,160	$121,766	$61,628	$4,817	$721,371

(1)	Value of OP equity represents the fair value of OP units, subordinated performance units, and LTIP units.

(2)	Includes fair value of debt adjustment for assumed mortgages of approximately $7.2 million during the year ended December 31, 2016.
The results of operations for these self storage acquisitions are included in the Company's statements of operations beginning on the respective closing date for each acquisition. The accompanying statements of operations includes aggregate revenue of $15.5 million and operating income of $0.5 million related to the 65 self storage properties acquired during the year ended December 31, 2017. For the year ended December 31, 2016, the accompanying statements of operations includes aggregate revenue of $35.6 million and operating income of $3.7 million related to the 107 self storage properties acquired during such period.
Unaudited Pro Forma Financial Information For 2016 Business Combinations
The Company acquired 107 self storage properties during the year ended December 31, 2016 that were accounted for as business combinations. On a pro forma basis, after giving effect to the acquisition of 100 of the 107 self storage properties as if they were acquired on January 1, 2015 (pro forma financial information is not presented for seven of the self storage properties acquired during the year ended December 31, 2016 since the information required is not available to the Company), the Company would have recorded incremental additional revenue of $35.5 million and net income of $15.3 million for the year ended December 31, 2016 and additional revenue of $61.2 million and an incremental net loss of $23.1 million for the year ended December 31, 2015. This unaudited pro forma information was prepared using the following significant assumptions: (i) for the cash portion of the purchase price, the Company assumed borrowings under the Company's revolving line of credit with interest computed based on the effective interest rate of 2.17% as of December 31, 2016; (ii) for assumed debt financing directly associated with the acquisition of specific self storage properties, interest was computed for the entirety of the periods presented using the effective interest rates under such financings; and (iii) for acquisition costs $6.5 million incurred during the year ended December 31, 2016, pro forma adjustments give effect to these costs as if they were incurred on January 1, 2015.
The unaudited pro forma information presented in the paragraph above does not purport to represent what the actual results of operations would have been for the periods indicated, nor does it purport to represent the Company's future results of operations. As described in greater detail above, given that certain information with respect to the business combinations is not available to the Company, readers of this Form 10-K and investors are cautioned not to place undue reliance on the Company's unaudited pro forma financial information.
Dispositions
During the year ended December 31, 2017, the Company sold to unrelated third parties three self storage properties and excess land parcels adjacent to its self storage properties. The gross sales price was $17.8 million and the Company recognized $5.7 million of gain on the sales.
In December 2016, the Company sold to an unrelated third party one of the self storage properties acquired as part of a larger portfolio of self storage properties acquired during the year ended December 31, 2016. The gross sales price was $4.9 million and the Company did not recognize any gain or loss on the sale.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2017	2016
Customer in-place leases, net of accumulated amortization of $3,914 and $7,831, respectively	$6,590	$9,374
Receivables:
Trade, net	2,274	1,898
PROs and other affiliates	979	601
Receivable from unconsolidated real estate venture	1,200	1,093
Property acquisition deposits	5,050	477
Interest rate swaps	12,414	8,742
Prepaid expenses and other	3,949	1,879
Corporate furniture, equipment and other, net	1,444	1,243
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $856 and $148, respectively	9,765	10,473
Goodwill	5,750	5,750
Total	$52,615	$44,730
Amortization expense related to customer in-place leases amounted to $13.5 million, $12.0 million and $12.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense related to the management contract amounted to $0.7 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively.
8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2017 and 2016 is summarized as follows (dollars in thousands):

		December 31,
	Interest Rate(1)	2017	2016
Credit Facility:
Revolving line of credit	2.96%	$88,500	$246,500
Term loan A	2.63%	235,000	225,000
Term loan B	3.24%	155,000	100,000
Term loan C	3.71%	105,000	—
Term loan facility	3.08%	100,000	100,000
Fixed rate mortgages payable	4.15%	271,491	201,694
Total principal		954,991	873,194
Unamortized debt issuance costs and debt premium, net		3,106	5,760
Total debt		$958,097	$878,954

(1)
Represents the effective interest rate as of December 31, 2017. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
The Company has an unsecured credit facility with a syndicated group of lenders, which, as of December 31, 2017, provided for total borrowings of $895.0 million consisting of four components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby the Company may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million Term Loan A, (iii) a $155.0 million Term Loan B, and (iv) a $105.0 million Term Loan C.
The Revolver matures in May 2020; provided that the Company may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021, the Term Loan B matures in May 2022 and the Term Loan C matures in February 2024. The Revolver, Term Loan A, Term Loan B and Term Loan C are not subject to any scheduled reduction or amortization payments prior to maturity.
Interest rates applicable to loans under the credit facility are determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the credit facility are leverage based and range from 1.35% to 2.25% for LIBOR loans and 0.35% to 1.25% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the credit facility is subject to the rating based on applicable margins ranging from 0.85% to 2.45% for LIBOR Loans and 0.00% to 1.45% for base rate loans. The Company is also required to pay the following usage based fees ranging from 0.15% to 0.25% with respect to the unused portion of the Revolver; provided that if the Company makes an investment grade pricing election as described in the preceding sentence, the Company will be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees.
As of December 31, 2017, the Company had outstanding letters of credit totaling $4.7 million and would have had the capacity to borrow remaining Revolver commitments of $306.8 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the credit facility:
•Maximum total leverage ratio not to exceed 60%
•Minimum fixed charge coverage ratio of at least 1.5x
•Minimum net worth of at least $682.6 million plus 75% of future equity issuances
•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2017, the Company was in compliance with all such covenants.
As discussed in Note 15, on January 29, 2018, the Company entered into an increase agreement and amendment with a syndicated group of lenders to increase the total borrowing capacity under the credit facility by adding an additional five-year Term Loan D in an aggregate outstanding principal amount of $125.0 million, for a total credit facility of approximately $1.0 billion. The Company has an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.3 billion.
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
The Company assumed fixed rate mortgages of $61.6 million in connection with 17 of the properties acquired during the year ended December 31, 2016. The Company repaid $12.2 million of these assumed mortgages during the year ended December 31, 2016.
Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2017, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
2018	$10,617	$187	$10,804
2019	4,983	131	5,114
2020	127,745	(220)	127,525
2021	242,509	(307)	242,202
2022	159,205	(25)	159,180
After 2023	409,932	3,340	413,272
	$954,991	$3,106	$958,097
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
As of December 31, 2017, the Company did not have outstanding under its equity compensation plan, any options, warrants or rights to purchase the Company's common shares.
LTIP Units
Through December 31, 2017, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan, 396,471 LTIP units have been issued under the 2015 Plan, and 313,585 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times through January 1, 2020.
Compensatory Grants
The Company grants two types of compensatory LTIP units, time-based LTIP unit awards that are subject to time-based vesting typically over a period of one to three years from the grant date, so long as such person remains an employee or trustee, and performance-based LTIP unit awards, which are designed to align the interests of the Company's executive officers with those of the Company's shareholders in a pay-for-performance structure. The performance-based LTIP unit awards vest contingent upon the achievement of performance criteria measured over a period of three years from the grant date, which is based on the Company's total shareholder return ("TSR") relative to the TSR of the companies in the Morgan Stanley Capital International US REIT Index and the Company's TSR relative to the TSR of its peers in the self storage industry. The value of the performance-based LTIP unit awards take into consideration the probability that the awards will ultimately vest; therefore previously recorded compensation expense is not adjusted in the event that the performance criteria is not achieved.
Compensation expense related to compensatory LTIP units granted to members of the Company's senior management team, the Company's independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying statements of operations. Total compensation cost recognized for the compensatory LTIP unit awards was $3.5 million, $2.5 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, total unvested compensation cost not yet recognized was $3.4 million. The Company expects to recognize this compensation cost over a period of approximately 2.0 years.
Time-based LTIP unit awards are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant. The following table summarizes activity for the time-based LTIP unit awards for the years ended December 31, 2017, 2016 and 2015:

	Time-Based LTIP Unit Awards
	2017		2016		2015
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	294,529	$14.74	236,265	$10.41	509,166	$10.07
Granted	128,051	22.89	177,546	17.59	6,000	13.00
Vested	(194,814)	13.43	(119,282)	10.41	(278,901)	9.84
Unvested at end of year	227,766	$20.37	294,529	$14.74	236,265	$10.41
The aggregate fair value of the time-based LTIP unit awards that vested during the years ended December 31, 2017, 2016 and 2015 was $2.6 million, $1.2 million and $2.7 million, respectively.
The following table summarizes activity for the performance-based LTIP unit awards granted during the year ended December 31, 2017, including the the minimum, target and maximum number of LTIP units that may be earned upon the achievement of the performance criteria measured over the period of three years from the grant date.

	Performance-Based LTIP Unit Awards
	Minimum	Target	Maximum	Weighted Average Grant-Date Fair Value
Outstanding unvested at December 31, 2016	—	—	—	$—
Granted	—	40,390	90,874	27.63
Outstanding unvested at December 31, 2017	—	40,390	90,874	$27.63
The fair value of the performance-based LTIP unit awards, which have a market condition, is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the performance-based LTIP unit awards granted during the year ended December 31, 2017:

2017
Risk-free interest rate	1.58%
Dividend yield	4.35%
Expected volatility	29.96%
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan to PROs as part of the consideration for their respective self storage property acquisitions and contributions. The following table presents the number of units vested and forfeited for acquisition grants during the years ended December 31, 2017, 2016 and 2015:

Total LTIP units
Total unvested units, December 31, 2014	522,900
Units vested in 2015 related to properties contributed or sourced by PROs	(99,100)
Total unvested units, December 31, 2015	423,800
Units vested in 2016 related to properties contributed or sourced by PROs	(45,100)
Units forfeited	(118,300)
Total unvested units, December 31, 2016	260,400
Units vested in 2017 related to properties contributed or sourced by PROs	(36,400)
Total unvested units, December 31, 2017	224,000
The aggregate fair value of purchase consideration recognized during the years ended December 31, 2017, 2016 and 2015 was $0.9 million, $0.8 million and $1.4 million, respectively. As of December 31, 2017, the remaining unvested LTIP units will vest as additional self storage properties are contributed or sourced by the PROs. The fair value of such LTIP units will be recorded as additional acquisition consideration based on the fair value in the period such acquisitions are completed.

LP Agreement Grants to Consultants
Pursuant to the LP Agreement, during the years ended December 31, 2017, 2016 and 2015, the Company issued 776, 2,758 and 88,981 LTIP units, respectively, that were immediately vested to consultants that provided acquisition services. As a result of the Company's adoption of ASU 2017-01 during the year ended December 31, 2017, the self storage properties acquired during the year ended December 31, 2017 were accounted for as asset acquisitions and accordingly, the acquisition costs related to the LTIP units granted to consultants were capitalized as part of the basis of the acquired properties. Prior to the Company's adoption of ASU 2017-01, the Company's self storage property acquisitions were accounted for as business combinations and accordingly, the acquisition costs related to the LTIP units granted to consultants during the years ended December 31, 2016 and 2015 are included in acquisition costs in the accompanying statements of operations. The aggregate fair value of the LTIP units was less than $0.1 million, $0.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Restricted Common Shares
Through December 31, 2017, an aggregate of 41,825 restricted common shares have been issued under the 2015 Plan. These restricted common shares vest over a weighted average period of approximately 3.0 years. Restricted common shares are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant.
The following table summarizes activity for restricted common shares for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017		2016		2015
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	13,590	$12.40	11,000	$12.40	—	$—
Granted	16,525	24.04	8,090	17.19	17,210	12.40
Vested	(8,530)	14.11	(5,500)	12.40	(6,000)	12.40
Forfeited	—	—	—	—	(210)	12.40
Unvested at end of year	21,585	$22.43	13,590	$12.40	11,000	$12.40
The aggregate fair value of restricted common shares that vested during the years ended December 31, 2017, 2016 and 2015 was $0.1 million, $0.1 million and $0.1 million respectively. Total compensation cost recognized for restricted common shares during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.1 million and $0.1 million, respectively. At December 31, 2017, total unvested compensation cost not yet recognized was $0.3 million. The Company expects to recognize this compensation cost over a period of approximately 2.0 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying statements of operations.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2017, 2016 and 2015 (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$45,998	$24,866	$4,796
Net (income) loss attributable to noncontrolling interests	(43,037)	(6,901)	7,644
Net income attributable to National Storage Affiliates Trust	2,961	17,965	12,440
Distributions to preferred shareholders	(2,300)	—	—
Distributed and undistributed earnings allocated to participating securities	(28)	(18)	(9)
Net income attributable to common shareholders - basic	633	17,947	12,431
Effect of assumed conversion of dilutive securities	—	6,783	(4,919)
Net income attributable to common shareholders - diluted	$633	$24,730	$7,512

Denominator
Weighted average shares outstanding - basic	44,423	29,887	15,463
Effect of dilutive securities:
Weighted average OP units outstanding	—	24,262	15,697
Weighted average DownREIT OP unit equivalents outstanding	—	1,835	1,171
Weighted average LTIP units outstanding	—	1,846	1,272
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	20,917	11,806
Weighted average shares outstanding - diluted	44,423	78,747	45,409

Earnings (loss) per share - basic	$0.01	$0.60	$0.80
Earnings (loss) per share - diluted	$0.01	$0.31	$0.17
Dividends declared per common share	$1.04	$0.88	$0.54
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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2017, 318,640 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the year ended December 31, 2017, 224,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the year ended December 31, 2017, potential common shares totaling 50.6 million, related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.

11. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services related to its self storage properties. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the years ended December 31, 2017, 2016 and 2015, the Company incurred $14.4 million, $11.0 million and $7.6 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying statements of operations.
Payroll Services
The employees responsible for operation of the self storage properties are generally employees of the PROs who charge the Company for the costs associated with the respective employees. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $24.6 million, $19.4 million and $13.4 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying statements of operations.
Due Diligence Costs
During the years ended December 31, 2017, 2016 and 2015, the Company incurred $0.7 million, $1.1 million and $0.6 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. For the year ended December 31, 2017, these due diligence costs are capitalized as part of the basis of the acquired self storage properties and for the years ended December 31, 2016 and 2015, these due diligence costs are included in acquisition costs in the accompanying statements of operations.
Notes Receivable
 In connection with the acquisition of 16 self storage properties from PROs during the year ended December 31, 2014, the Company assumed certain mortgages that provided for interest at above-market rates. The sellers of the self storage properties agreed to reimburse the Company for the difference between the fair value and the contractual value of the assumed mortgages which amounted to $5.2 million. Due to the structure of the transaction, the amount owed to the Company was considered a receivable for the issuance of equity and was recorded as an offset against equity. During the years ended December 31, 2017 and 2016, the Company received above-market interest reimbursements from the sellers totaling $1.3 million and $1.4 million, respectively.
In addition, in exchange for $1.3 million and $1.4 million of principal payment reimbursements received related to these assumed mortgages during the years ended December 31, 2017 and 2016, the Company issued 47,339 and 67,832 OP units to the sellers during the year ended December 31, 2017 and 2016.
Self Storage Property Acquisitions
During the year ended December 31, 2017, the Company issued 44,917 subordinated performance units as partial consideration for the acquisition of a self storage property to SA-SCMI LLC, an affiliate of SecurCare and Move It. At the time of the issuance, SA-SCMI LLC was an affiliate of Arlen D. Nordhagen, the Company's chairman and chief executive officer. In addition, during the year ended December 31, 2017, the Company issued 26,049 OP units as partial consideration for the acquisition of a self storage property to Nordhagen LLLP, an affiliate of Mr. Nordhagen, and 22,214 subordinated performance units as partial consideration for the acquisition of a self storage property to SecurCare, an affiliate Mr. Nordhagen.
During the year ended December 31, 2017, the Company issued 101,270 OP units and 88,435 subordinated performance units as partial consideration for the acquisition of self storage properties to Howard Family Limited Partnership I, an affiliate of Northwest and an affiliate of Kevin Howard, a member of the Company's board of trustees.
During the year ended December 31, 2017, the Company issued 10,766 OP units as partial consideration for the acquisition of a self storage property to Van Mourick Diversified, LP, an affiliate of Optivest and an affiliate of Mark Van Mourick, a member of the Company's board of trustees.

12. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company has six properties that are subject to non-cancelable leasehold interest agreements that are classified as operating leases. These lease agreements expire between 2034 and 2092, inclusive of extension options that the Company anticipates exercising. To the extent that the leasehold interest agreements provide for fixed increases throughout the term of the lease, the Company recognizes lease expense on a straight-line basis over the expected lease terms. Rent expense under these leasehold interest agreements are included in property operating expenses in the accompanying statements of operations and amounted to $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
In March 2014, the Company entered into a non-cancelable operating lease that expires in July 2020 for its corporate headquarters in Greenwood Village, Colorado. Under the terms of the office lease, the Company obtained an option to extend the lease for an additional term of five years at then current market rates. The office lease provides for an abated rent period and the value of this inducement is being accounted for as a reduction to rent expense over the term of the lease. Rent expense related to this office lease is included in general and administrative expenses in the accompanying statements of operations and amounted to $0.2 million, $0.1 million and $0.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
As of December 31, 2017, future minimum cash payments under the Company's operating leases are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Lease	Total
2018	$1,329	$184	$1,513
2019	1,334	188	1,522
2020	1,379	112	1,491
2021	1,404	—	1,404
2022	1,419	—	1,419
2023 through 2092	37,498	—	37,498
	$44,363	$484	$44,847
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Interest Rate Swaps Designated as Cash Flow Hedges
Fair value at December 31, 2015	$(972)
Designation of interest rate swap as a cash flow hedge	19
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	2,678
Unrealized losses included in accumulated other comprehensive loss	6,434
Fair value at December 31, 2016	$8,159
Cash flow hedge ineffectiveness	12
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	2,308
Unrealized gains included in accumulated other comprehensive loss	1,935
Fair value at December 31, 2017	$12,414
As of December 31, 2017 and 2016, the Company had outstanding interest rate swaps designated as cash flow hedges with aggregate notional amounts of $595.0 million and $425.0 million, respectively. As of December 31, 2017, the Company's swaps had a weighted average remaining term of 3.5 years. The fair value of these swaps are presented within other assets and accounts payable and accrued liabilities in the accompanying balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at December 31, 2017 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $1.1 million of the unrealized losses included in accumulated other comprehensive loss. If market interest rates increase above the 1.51% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from its counterparty to the interest rate swaps.
There were no transfers between levels during the years ended December 31, 2017 and 2016. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2017 and 2016, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at December 31, 2017 and 2016, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at December 31, 2017 and 2016 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $271.5 million as of December 31, 2017 with a fair value of approximately $282.6 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 4.04%, compared to the weighted average contractual interest rate of 4.87%. The combined principal balance of the Company's fixed rate mortgages was approximately $201.7 million as of December 31, 2016 with a fair value of approximately $214.0 million. In determining the fair value as of December 31, 2016, the Company estimated a weighted average market interest rate of approximately 3.89%, compared to the weighted average contractual interest rate of 5.25%.
14. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following is a summary of quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total revenues	$61,563	$64,341	$68,858	$73,368
Total operating expenses	45,613	45,008	47,561	51,448
Income from operations	15,950	19,333	21,297	21,920
Gain (loss) on sale of self storage properties	—	5,637	106	(28)
Net income	7,181	15,576	11,226	12,015
Net income (loss) attributable to common shareholders	$555	$2,367	$1,271	$(3,532)
Earnings (loss) per share - basic	$0.01	$0.05	$0.03	$(0.08)
Earnings (loss) per share - diluted	$0.01	$0.05	$0.03	$(0.08)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Total revenues	$39,649	$47,284	$52,949	$59,164
Total operating expenses	28,504	33,382	36,908	42,596
Income from operations	11,145	13,902	16,041	16,568
Net income	4,802	6,045	7,944	6,075
Net income (loss) attributable to common shareholders	$2,210	$7,370	$(11)	$8,396
Earnings (loss) per share - basic	$0.10	$0.32	$—	$0.22
Earnings (loss) per share - diluted	$0.07	$0.08	$—	$0.07

15. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
In January and February 2018, the Company acquired 18 self storage properties from third-party sellers for approximately $101.8 million. Consideration for these acquisitions included approximately $78.9 million of net cash, the assumption of $0.5 million of other working capital liabilities and OP equity of approximately $22.4 million (consisting of the issuance of 464,056 OP Units, 316,103 Series A-1 Preferred Units and 56,228 subordinated performance units). Such amounts incorporate the effect of $2.1 million of subordinated equity issued in exchange for cash co-invested by Personal Mini and Move It. The Series A-1 Preferred Units rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 Preferred Units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 Preferred Units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of Series A Preferred Shares or the issuance of Series A Preferred Shares on a one-for-one basis, subject to adjustments.
In connection with these acquisitions, the Company reimbursed the PROs for $0.2 million of due diligence costs related to the self storage properties sourced by the PROs.
In January 2018, the Joint Venture acquired one self storage property with an estimated fair value of $9.3 million. The venture financed the acquisition with capital contributions from the venture members, of which the Company contributed $2.4 million.
Credit Facility Increase
 On January 29, 2018, pursuant to a full exercise by the Company's operating partnership of its remaining expansion option and a partial exercise of its Additional Expansion Option (defined below) under its credit agreement dated as of May 6, 2016, the Company's operating partnership, as borrower, certain of its subsidiaries that are party to the credit facility, as subsidiary guarantors, and the Company, as parent guarantor, entered into a third increase agreement and amendment (the "Increase Agreement") with a syndicated group of lenders to increase the total borrowing capacity under the Company's credit facility by adding an additional tranche D term loan facility ("Term Loan D") in an aggregate outstanding principal amount of $125.0 million, for a total credit facility of over $1.0 billion consisting of the following components: (i) a $400.0 million Revolver, (ii) Term Loan A, which provides for a total borrowing commitment of up $235.0 million, (iii) Term Loan B, which provides for a total borrowing commitment of up to $155.0 million, (iv) Term Loan C, which provides for a total borrowing commitment of up to $105.0 million and (iv) Term Loan D, which provides for a total borrowing commitment of up to $125.0 million. The Company renewed its expansion option under the credit facility to permit an additional $300.0 million of revolving commitments and/or term loans (the "Additional Expansion Option"), which was partially exercised in the amount of $20.0 million in connection with Term Loan D. If exercised in full, the Additional Expansion Option would provide for a total borrowing capacity under the credit facility of $1.3 billion.
The Term Loan D matures on January 29, 2023. It is not subject to any scheduled reduction or amortization payment prior to maturity. Interest rates applicable to loans under Term Loan D are determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for Term Loan D are leverage based and range from 1.30% to 1.85% for LIBOR loans and 0.30% to 0.85% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that Term Loan D is subject to the rating based on applicable margins ranging from 0.90% to 1.75% for LIBOR Loans and 0.00% to 0.75% for base rate loans. Term Loan D may be prepaid at any time without penalty.
Other than the increases and amendments related to Term Loan D and Additional Expansion Option described above, the Increase Agreement did not impact or amend the credit facility's previously disclosed terms, including its covenants, events of default, or terms of payment.
Subordinated Performance Unit To OP Unit Conversions
Subordinated performance units are convertible into OP units after a two year lock-out period and then generally (i) at the holder’s election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate (a "voluntary conversion") or (ii) at the Company's election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations.
Following such lock-out period, a holder of subordinated performance units in the Company's operating partnership may elect a voluntary conversion one time each year prior to December 1st to convert a pre-determined portion of such subordinated performance units into OP units in the Company's operating partnership, with such conversion effective January 1st of the following year with each subordinated performance unit being converted into the number of OP units determined by dividing the average cash available for distribution, or CAD, per unit on the series of specific subordinated performance units over the one-year period prior to conversion by 110% of the CAD per unit on the OP units determined over the same period. CAD per unit on the series of specific subordinated performance units and OP units is determined by the Company based generally upon the application of the provisions of the operating partnership agreement applicable to the distributions of operating cash flow and capital transactions proceeds.
During the year ended December 31, 2017, the Company received voluntary conversion notices for 997,074 subordinated performance units. Effective January 1, 2018, the Company issued 2,024,170 OP units in satisfaction of such voluntary conversions.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(dollars in thousands)

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Mobile	AL	$991	$4,874	$712	$991	$5,586	$6,577	$530	4/12/2016
Lake Havasu City-Kingman	AZ	671	1,572	27	671	1,599	2,270	309	4/1/2014
Lake Havasu City-Kingman	AZ	722	2,546	45	722	2,591	3,313	528	7/1/2014
Phoenix-Mesa-Glendale	AZ	1,089	6,607	55	1,089	6,662	7,751	1,052	6/30/2014
Phoenix-Mesa-Glendale	AZ	3,813	7,831	59	3,813	7,890	11,703	922	9/30/2014
Phoenix-Mesa-Glendale	AZ	1,375	2,613	38	1,375	2,651	4,026	555	9/30/2014
Phoenix-Mesa-Glendale	AZ	1,653	7,531	16	1,653	7,547	9,200	759	10/1/2014
Phoenix-Mesa-Glendale	AZ	1,661	3,311	44	1,661	3,355	5,016	425	10/1/2014
Phoenix-Mesa-Glendale	AZ	1,050	5,359	21	1,050	5,380	6,430	409	1/1/2015
Phoenix-Mesa-Glendale	AZ	1,198	1,921	2	1,198	1,923	3,121	242	5/1/2015
Phoenix-Mesa-Glendale	AZ	1,324	3,626	35	1,324	3,661	4,985	375	5/1/2015
Phoenix-Mesa-Glendale	AZ	3,816	4,348	8	3,816	4,356	8,172	433	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	5,576	6,746	218	5,576	6,964	12,540	581	5/19/2016
Phoenix-Mesa-Scottsdale	AZ	1,506	2,881	68	1,506	2,949	4,455	175	7/29/2016
Phoenix-Mesa-Scottsdale	AZ	2,120	5,442	17	2,120	5,459	7,579	162	2/13/2017
Tucson	AZ	421	3,855	74	421	3,929	4,350	484	8/29/2013
Tucson	AZ	716	1,365	7	716	1,372	2,088	319	8/29/2013
Anaheim-Santa Ana-Irvine	CA	1,530	5,799	289	1,530	6,088	7,618	241	8/1/2016
Bakersfield	CA	511	2,804	43	511	2,847	3,358	174	8/1/2016
Bakersfield	CA	1,409	3,907	38	1,409	3,945	5,354	214	8/1/2016
Bakersfield	CA	1,882	3,858	82	1,882	3,940	5,822	250	8/1/2016
Bakersfield	CA	1,355	4,678	27	1,355	4,705	6,060	277	8/1/2016
Bakersfield	CA	1,306	3,440	115	1,306	3,555	4,861	274	8/1/2016
Bakersfield	CA	1,016	3,638	34	1,016	3,672	4,688	193	8/1/2016
Bakersfield	CA	1,579	3,357	21	1,579	3,378	4,957	225	8/1/2016
Bakersfield	CA	750	5,802	95	750	5,897	6,647	322	8/1/2016
Fresno	CA	840	7,502	323	840	7,825	8,665	591	8/1/2016
Los Angeles-Long Beach-Glendale	CA	2,345	6,820	619	2,345	7,439	9,784	297	8/1/2016
Los Angeles-Long Beach-Glendale	CA	1,350	11,266	115	1,350	11,381	12,731	523	8/1/2016
Los Angeles-Long Beach-Glendale	CA	763	6,258	84	763	6,342	7,105	293	8/1/2016
Los Angeles-Long Beach-Santa Ana	CA	6,641	8,239	47	6,641	8,286	14,927	969	4/1/2014
Los Angeles-Long Beach-Santa Ana	CA	1,122	1,881	7	1,122	1,888	3,010	296	6/30/2014

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Los Angeles-Long Beach-Santa Ana(3)	CA	7,186	12,771	24	7,186	12,795	19,981	1,717	9/17/2014
Los Angeles-Long Beach-Santa Ana(3)(4)	CA	—	7,106	25	—	7,131	7,131	919	9/17/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	2,366	4,892	52	2,366	4,944	7,310	684	9/17/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	2,871	3,703	42	2,871	3,745	6,616	435	10/7/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	5,448	10,015	148	5,448	10,163	15,611	1,403	10/7/2014
Los Angeles-Long Beach-Santa Ana(4)	CA	—	13,150	15	—	13,165	13,165	1,320	1/1/2015
Los Angeles-Long Beach-Santa Ana(4)	CA	—	10,084	61	—	10,145	10,145	62	10/3/2017
Modesto	CA	1,526	12,032	31	1,526	12,063	13,589	540	11/10/2016
Modesto	CA	773	5,655	4	773	5,659	6,432	212	11/10/2016
Riverside-San Bernardino-Ontario(3)	CA	552	3,010	109	552	3,119	3,671	788	5/16/2008
Riverside-San Bernardino-Ontario	CA	1,342	4,446	62	1,342	4,508	5,850	1,265	4/1/2013
Riverside-San Bernardino-Ontario	CA	1,672	2,564	31	1,672	2,595	4,267	400	4/1/2014
Riverside-San Bernardino-Ontario	CA	978	1,854	106	978	1,960	2,938	416	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,068	2,609	98	1,068	2,707	3,775	487	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,202	2,032	48	1,202	2,080	3,282	331	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,803	2,758	36	1,803	2,794	4,597	587	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,337	4,489	22	1,337	4,511	5,848	637	6/30/2014
Riverside-San Bernardino-Ontario	CA	846	2,508	43	846	2,551	3,397	505	7/1/2014
Riverside-San Bernardino-Ontario(3)	CA	1,026	4,552	27	1,026	4,579	5,605	598	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	1,878	5,104	35	1,878	5,139	7,017	597	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	14,109	23,112	199	14,109	23,311	37,420	3,183	9/17/2014
Riverside-San Bernardino-Ontario	CA	3,974	6,962	92	3,974	7,054	11,028	1,143	10/1/2014
Riverside-San Bernardino-Ontario	CA	2,018	3,478	689	2,018	4,167	6,185	818	10/1/2014
Riverside-San Bernardino-Ontario	CA	1,842	3,420	9	1,842	3,429	5,271	356	1/1/2015
Riverside-San Bernardino-Ontario	CA	1,981	3,323	35	1,981	3,358	5,339	433	1/1/2015
Riverside-San Bernardino-Ontario(3)	CA	3,418	9,907	76	3,418	9,983	13,401	847	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,913	6,072	67	1,913	6,139	8,052	619	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	772	4,044	72	772	4,116	4,888	494	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	597	5,464	64	597	5,528	6,125	483	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	3,022	8,124	64	3,022	8,188	11,210	818	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,897	5,725	646	2,467	6,371	8,838	755	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,835	5,589	827	2,164	6,416	8,580	680	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,484	5,903	65	2,484	5,968	8,452	471	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,139	5,054	3	1,139	5,057	6,196	460	10/1/2015

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Riverside-San Bernardino-Ontario(3)	CA	1,401	4,577	5	1,401	4,582	5,983	323	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	925	3,459	5	925	3,464	4,389	325	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,174	2,556	43	1,174	2,599	3,773	288	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,506	2,913	9	1,506	2,922	4,428	255	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	631	2,307	35	631	2,342	2,973	278	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,318	2,394	3	1,318	2,397	3,715	272	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,942	2,647	11	1,942	2,658	4,600	354	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,339	2,830	17	1,339	2,847	4,186	291	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,105	2,672	5	1,105	2,677	3,782	331	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,542	2,127	4	1,542	2,131	3,673	262	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,478	4,534	2	1,478	4,536	6,014	329	10/1/2015
Riverside-San Bernardino-Ontario	CA	3,245	4,420	1,383	3,245	5,803	9,048	472	5/16/2016
Riverside-San Bernardino-Ontario	CA	670	8,613	435	670	9,048	9,718	416	8/1/2016
Riverside-San Bernardino-Ontario	CA	538	3,921	367	538	4,288	4,826	198	8/1/2016
Riverside-San Bernardino-Ontario	CA	382	3,442	335	382	3,777	4,159	181	8/1/2016
Riverside-San Bernardino-Ontario	CA	806	3,852	557	806	4,409	5,215	203	8/1/2016
Riverside-San Bernardino-Ontario	CA	570	4,238	314	570	4,552	5,122	211	8/1/2016
Riverside-San Bernardino-Ontario	CA	345	3,270	143	345	3,413	3,758	182	8/1/2016
Riverside-San Bernardino-Ontario	CA	252	4,419	85	252	4,504	4,756	227	9/1/2016
Riverside-San Bernardino-Ontario	CA	2,691	3,950	198	2,691	4,148	6,839	175	9/1/2016
Riverside-San Bernardino-Ontario	CA	302	4,169	68	302	4,237	4,539	113	5/8/2017
Riverside-San Bernardino-Ontario	CA	896	6,397	117	896	6,514	7,410	167	5/31/2017
Sacramento-Roseville-Arden-Arcade	CA	1,195	8,407	5	1,195	8,412	9,607	307	11/10/2016
Sacramento-Roseville-Arden-Arcade	CA	425	7,249	12	425	7,261	7,686	295	11/10/2016
San Diego-Carlsbad	CA	4,318	19,775	784	4,323	20,559	24,882	821	8/1/2016
San Diego-Carlsbad-San Marcos(3)	CA	3,703	5,582	20	3,703	5,602	9,305	667	9/17/2014
San Diego-Carlsbad-San Marcos	CA	3,544	4,915	130	3,544	5,045	8,589	627	10/1/2014
San Diego-Carlsbad-San Marcos(4)	CA	—	5,568	67	—	5,635	5,635	465	1/1/2015
San Diego-Carlsbad-San Marcos(4)	CA	—	4,041	47	—	4,088	4,088	618	1/31/2015
Stockton-Lodi	CA	559	5,514	15	559	5,529	6,088	210	11/10/2016
Stockton-Lodi	CA	1,710	8,995	15	1,710	9,010	10,720	389	11/10/2016
Stockton-Lodi	CA	1,637	11,901	7	1,637	11,908	13,545	169	7/31/2017
Colorado Springs	CO	455	1,351	45	455	1,396	1,851	381	8/29/2007
Colorado Springs	CO	588	2,162	1,088	588	3,250	3,838	797	3/26/2008

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Colorado Springs	CO	632	3,118	401	632	3,519	4,151	942	3/26/2008
Colorado Springs	CO	414	1,535	319	414	1,854	2,268	498	5/1/2008
Colorado Springs(3)	CO	300	1,801	108	300	1,909	2,209	415	6/1/2009
Colorado Springs	CO	766	5,901	5	766	5,906	6,672	44	10/19/2017
Denver-Aurora-Broomfield	CO	868	128	2,301	868	2,429	3,297	467	6/22/2009
Denver-Aurora-Lakewood	CO	938	8,449	20	938	8,469	9,407	275	11/1/2016
Fort Collins-Loveland	CO	3,213	3,087	157	3,213	3,244	6,457	851	8/29/2007
Fort Collins-Loveland	CO	2,514	1,786	85	2,514	1,871	4,385	494	8/29/2007
Pueblo	CO	156	2,797	6	156	2,803	2,959	181	2/17/2016
Cape Coral-Fort Myers(3)	FL	4,122	8,453	31	4,122	8,484	12,606	515	4/1/2016
Cape Coral-Fort Myers(3)	FL	571	3,256	36	571	3,292	3,863	278	4/1/2016
Jacksonville	FL	2,087	19,473	39	2,087	19,512	21,599	643	11/10/2016
Jacksonville	FL	1,629	4,929	20	1,629	4,949	6,578	217	11/10/2016
Jacksonville	FL	527	2,434	—	527	2,434	2,961	6	12/20/2017
Lakeland-Winter Haven(3)	FL	972	2,159	133	972	2,292	3,264	232	5/4/2015
Naples-Immokalee-Marco Island(3)	FL	3,849	16,688	48	3,849	16,736	20,585	863	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,211	5,682	5	2,211	5,687	7,898	337	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,488	7,282	58	2,488	7,340	9,828	411	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,767	5,955	15	1,767	5,970	7,737	382	4/1/2016
North Port-Sarasota-Bradenton	FL	2,143	5,005	99	2,143	5,104	7,247	426	10/11/2016
North Port-Sarasota-Bradenton(3)	FL	1,924	4,514	31	1,924	4,545	6,469	322	4/1/2016
North Port-Sarasota-Bradenton	FL	1,176	3,421	4	1,176	3,425	4,601	203	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,839	8,377	4	1,839	8,381	10,220	423	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,507	7,766	13	2,507	7,779	10,286	429	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,685	5,439	11	1,685	5,450	7,135	329	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	437	5,128	33	437	5,161	5,598	306	4/1/2016
North Port-Sarasota-Bradenton	FL	1,015	3,031	4	1,015	3,035	4,050	170	4/1/2016
North Port-Sarasota-Bradenton	FL	1,985	4,299	668	1,985	4,967	6,952	172	1/31/2017
North Port-Sarasota-Bradenton	FL	1,336	4,085	—	1,336	4,085	5,421	93	4/6/2017
Orlando-Kissimmee-Sanford	FL	2,426	9,314	81	2,426	9,395	11,821	362	11/10/2016
Orlando-Kissimmee-Sanford	FL	2,166	4,672	74	2,166	4,746	6,912	204	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,583	8,752	74	4,583	8,826	13,409	425	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,181	4,268	142	4,181	4,410	8,591	102	6/30/2017
Pensacola-Ferry Pass-Brent	FL	1,025	8,157	54	1,025	8,211	9,236	55	10/3/2017

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Punta Gorda	FL	1,157	2,079	62	1,157	2,141	3,298	70	4/27/2017
Tampa-St. Petersburg-Clearwater(3)	FL	5,436	10,092	20	5,436	10,112	15,548	619	4/1/2016
Tampa-St. Petersburg-Clearwater(3)	FL	361	1,238	29	361	1,267	1,628	180	5/4/2015
Tampa-St. Petersburg-Clearwater	FL	3,581	2,612	22	3,581	2,634	6,215	96	5/1/2017
Tampa-St. Petersburg-Clearwater	FL	4,708	13,984	56	4,708	14,040	18,748	279	5/24/2017
Atlanta-Sandy Springs-Marietta	GA	515	687	97	515	784	1,299	227	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	272	1,357	275	272	1,632	1,904	443	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	702	1,999	293	702	2,292	2,994	646	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	1,413	1,590	159	1,413	1,749	3,162	492	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	341	562	129	341	691	1,032	212	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	553	847	169	553	1,016	1,569	305	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	85	445	260	85	705	790	223	9/28/2007
Atlanta-Sandy Springs-Marietta(3)	GA	494	2,215	235	494	2,450	2,944	653	9/28/2007
Atlanta-Sandy Springs-Marietta	GA	1,614	2,476	1,674	1,614	4,150	5,764	239	7/29/2015
Atlanta-Sandy Springs-Marietta	GA	1,595	2,143	218	1,595	2,361	3,956	250	7/29/2015
Atlanta-Sandy Springs-Marietta	GA	666	5,961	10	666	5,971	6,637	100	7/17/2017
Atlanta-Sandy Springs-Marietta	GA	1,028	7,041	6	1,028	7,047	8,075	70	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	748	3,382	7	748	3,389	4,137	30	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	703	4,014	7	703	4,021	4,724	35	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	1,873	9,109	4	1,873	9,113	10,986	73	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	547	4,073	5	547	4,078	4,625	34	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	1,499	5,279	—	1,499	5,279	6,778	45	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	763	5,135	4	763	5,139	5,902	36	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	795	2,941	—	795	2,941	3,736	25	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	1,356	7,516	9	1,356	7,525	8,881	61	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	912	5,074	—	912	5,074	5,986	37	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	570	3,477	10	570	3,487	4,057	30	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	1,052	7,102	4	1,052	7,106	8,158	50	10/19/2017
Atlanta-Sandy Springs-Rosewell	GA	430	3,470	12	430	3,482	3,912	246	3/29/2016
Atlanta-Sandy Springs-Rosewell	GA	972	2,342	2	972	2,344	3,316	126	8/17/2016
Augusta	GA	84	539	147	84	686	770	210	8/29/2007
Augusta	GA	205	686	141	205	827	1,032	238	8/29/2007
Columbus(3)	GA	169	342	156	169	498	667	118	5/1/2009
Macon	GA	180	840	41	180	881	1,061	235	9/28/2007

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Savannah	GA	1,741	1,160	317	1,741	1,477	3,218	366	8/29/2007
Savannah(3)	GA	597	762	164	597	926	1,523	264	9/28/2007
Savannah	GA	409	1,335	20	409	1,355	1,764	313	1/31/2014
Savannah	GA	811	1,181	132	811	1,313	2,124	301	6/25/2014
St. Louis	IL	225	4,394	95	225	4,489	4,714	63	8/28/2017
St. Louis	IL	179	5,154	57	179	5,211	5,390	74	8/28/2017
St. Louis	IL	226	3,088	76	226	3,164	3,390	50	8/28/2017
St. Louis	IL	174	3,338	72	174	3,410	3,584	39	9/25/2017
Indianapolis-Carmel-Anderson	IN	855	7,273	12	855	7,285	8,140	482	2/16/2016
Indianapolis-Carmel-Anderson	IN	815	3,844	8	815	3,852	4,667	316	2/16/2016
Indianapolis-Carmel-Anderson	IN	688	3,845	12	688	3,857	4,545	319	2/16/2016
Indianapolis-Carmel-Anderson	IN	626	4,049	31	626	4,080	4,706	296	2/25/2016
Indianapolis-Carmel-Anderson	IN	1,118	4,444	274	1,118	4,718	5,836	416	2/25/2016
Indianapolis-Carmel-Anderson	IN	614	5,487	37	614	5,524	6,138	354	2/25/2016
Indianapolis-Carmel-Anderson	IN	619	2,140	14	619	2,154	2,773	140	11/10/2016
Indianapolis-Carmel-Anderson	IN	689	6,944	27	689	6,971	7,660	272	11/10/2016
Indianapolis-Carmel-Anderson	IN	609	3,172	20	609	3,192	3,801	172	11/10/2016
Indianapolis-Carmel-Anderson	IN	532	5,441	19	532	5,460	5,992	211	11/10/2016
Indianapolis-Carmel-Anderson	IN	433	5,817	10	433	5,827	6,260	216	11/10/2016
Indianapolis-Carmel-Anderson	IN	688	5,413	22	688	5,435	6,123	244	11/10/2016
Indianapolis-Carmel-Anderson	IN	575	5,168	22	575	5,190	5,765	216	11/10/2016
Indianapolis-Carmel-Anderson	IN	522	5,366	16	522	5,382	5,904	212	11/10/2016
Indianapolis-Carmel-Anderson	IN	528	2,877	9	528	2,886	3,414	30	10/19/2017
Indianapolis-Carmel-Anderson	IN	1,257	6,694	—	1,257	6,694	7,951	57	10/19/2017
Kansas City	KS	816	5,432	30	816	5,462	6,278	47	10/19/2017
Kansas City	KS	975	6,967	24	975	6,991	7,966	64	10/19/2017
Kansas City	KS	719	5,143	23	719	5,166	5,885	39	10/19/2017
Louisville/Jefferson County(3)	KY	2,174	3,667	28	2,174	3,695	5,869	370	5/1/2015
Baton Rouge	LA	386	1,744	57	386	1,801	2,187	119	4/12/2016
Baton Rouge	LA	1,098	5,208	505	1,098	5,713	6,811	398	4/12/2016
Baton Rouge	LA	1,203	3,156	221	1,203	3,377	4,580	219	7/21/2016
Baton Rouge	LA	755	2,702	260	755	2,962	3,717	188	7/21/2016
New Orleans-Metairie	LA	1,287	6,235	112	1,287	6,347	7,634	394	4/12/2016
Shreveport-Bossier City	LA	971	3,474	52	1,549	4,936	6,485	365	5/5/2015

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Shreveport-Bossier City	LA	964	3,573	31	964	3,604	4,568	433	5/5/2015
Shreveport-Bossier City	LA	772	2,906	24	772	2,930	3,702	349	5/5/2015
Shreveport-Bossier City	LA	479	1,439	28	479	1,467	1,946	184	5/5/2015
Shreveport-Bossier City	LA	475	854	42	475	896	1,371	135	5/5/2015
Shreveport-Bossier City	LA	645	2,004	6	645	2,010	2,655	28	10/19/2017
Shreveport-Bossier City	LA	654	3,589	27	654	3,616	4,270	28	10/19/2017
Shreveport-Bossier City	LA	906	3,618	12	906	3,630	4,536	31	10/19/2017
Shreveport-Bossier City(4)	LA	—	5,113	13	—	5,126	5,126	33	10/19/2017
Worchester	MA	414	4,122	7	414	4,129	4,543	83	6/30/2017
Nonmetropolitan Area	MD	965	6,738	115	965	6,853	7,818	135	7/31/2017
Nonmetropolitan Area	MD	550	2,409	76	550	2,485	3,035	37	9/6/2017
St. Louis	MO	352	7,100	15	352	7,115	7,467	108	8/28/2017
St. Louis	MO	163	1,025	13	163	1,038	1,201	16	8/28/2017
St. Louis	MO	354	4,034	18	354	4,052	4,406	62	8/28/2017
Gulfport-Biloxi-Pascagoula	MS	645	2,413	244	645	2,657	3,302	262	4/12/2016
Meridian(3)	MS	224	1,052	141	224	1,193	1,417	264	5/1/2009
Meridian(3)	MS	382	803	189	382	992	1,374	224	5/1/2009
Charlotte-Concord-Gastonia	NC	1,871	4,174	66	1,871	4,240	6,111	422	5/1/2015
Charlotte-Concord-Gastonia(3)	NC	1,108	3,935	42	1,108	3,977	5,085	407	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	2,301	4,458	155	2,301	4,613	6,914	505	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	1,862	3,297	83	1,862	3,380	5,242	366	9/2/2015
Durham-Chapel Hill	NC	390	1,025	188	390	1,213	1,603	343	8/29/2007
Durham-Chapel Hill(3)	NC	663	2,743	225	663	2,968	3,631	805	9/28/2007
Durham-Chapel Hill	NC	1,024	1,383	386	1,024	1,769	2,793	466	9/28/2007
Durham-Chapel Hill	NC	1,711	4,180	21	1,711	4,201	5,912	382	5/1/2015
Fayetteville	NC	636	2,169	1,659	636	3,828	4,464	986	8/29/2007
Fayetteville(3)	NC	151	5,392	254	151	5,646	5,797	1,454	9/28/2007
Fayetteville	NC	1,319	3,444	20	1,319	3,464	4,783	539	10/10/2013
Fayetteville	NC	772	3,406	24	772	3,430	4,202	439	10/10/2013
Fayetteville(3)	NC	1,276	4,527	25	1,276	4,552	5,828	527	12/20/2013
Fayetteville(3)	NC	1,195	2,072	—	1,195	2,072	3,267	174	10/1/2015
Fayetteville(3)	NC	830	3,710	22	830	3,732	4,562	256	10/1/2015
Greensboro-High Point	NC	873	769	199	873	968	1,841	286	8/29/2007
Jacksonville	NC	1,265	2,123	74	1,265	2,197	3,462	324	5/1/2015

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Nonmetropolitan Area	NC	530	2,394	5	530	2,399	2,929	280	12/11/2014
Nonmetropolitan Area	NC	667	2,066	12	667	2,078	2,745	257	12/11/2014
Nonmetropolitan Area(3)	NC	689	3,153	27	689	3,180	3,869	323	5/6/2015
Nonmetropolitan Area	NC	2,093	2,045	5	2,093	2,050	4,143	46	8/4/2017
Raleigh-Cary	NC	396	1,700	167	396	1,867	2,263	534	8/29/2007
Raleigh-Cary	NC	393	1,190	134	393	1,324	1,717	374	8/29/2007
Raleigh-Cary	NC	907	2,913	105	907	3,018	3,925	804	8/29/2007
Raleigh-Cary(3)	NC	1,578	4,678	70	1,578	4,748	6,326	422	5/4/2015
Wilmington	NC	1,283	1,747	94	1,283	1,841	3,124	499	8/29/2007
Wilmington(3)	NC	860	828	71	860	899	1,759	245	9/28/2007
Wilmington	NC	1,881	4,618	35	1,881	4,653	6,534	438	5/1/2015
Winston-Salem	NC	362	529	74	362	603	965	169	8/29/2007
Concord	NH	632	1,040	22	632	1,062	1,694	360	6/24/2013
Concord	NH	197	901	19	197	920	1,117	281	6/24/2013
Dover-Durham	NH	1,488	7,300	44	1,488	7,344	8,832	1,025	7/1/2014
Boston-Cambridge-Quincy	NH	899	3,863	38	899	3,901	4,800	308	9/22/2015
Manchester-Nashua	NH	1,786	6,100	19	1,786	6,119	7,905	411	2/22/2016
Manchester-Nashua	NH	1,395	5,573	29	1,395	5,602	6,997	347	2/22/2016
Nonmetropolitan Area	NH	2,053	5,425	19	2,053	5,444	7,497	112	6/15/2017
Greater New Hampshire	NH	1,528	2,686	14	1,528	2,700	4,228	250	2/22/2016
Rockingham County-Strafford County	NH	1,597	3,138	66	1,597	3,204	4,801	249	2/22/2016
Rockingham County-Strafford County	NH	1,445	2,957	58	1,445	3,015	4,460	248	2/22/2016
Albuquerque	NM	1,089	2,845	157	1,089	3,002	4,091	233	8/31/2016
Albuquerque	NM	854	3,436	81	854	3,517	4,371	181	9/19/2016
Las Vegas-Henderson-Paradise	NV	1,757	4,223	54	1,757	4,277	6,034	243	9/20/2016
Las Vegas-Henderson-Paradise	NV	1,121	1,510	51	1,121	1,561	2,682	113	9/20/2016
Las Vegas-Henderson-Paradise	NV	2,160	4,544	187	2,160	4,731	6,891	179	11/17/2016
Las Vegas-Paradise	NV	1,169	3,616	83	1,169	3,699	4,868	1,009	12/23/2013
Las Vegas-Paradise	NV	389	2,850	66	389	2,916	3,305	474	4/1/2014
Las Vegas-Paradise	NV	794	1,406	86	794	1,492	2,286	309	7/1/2014
Las Vegas-Paradise	NV	2,362	8,445	60	2,362	8,505	10,867	97	8/15/2017
Las Vegas-Paradise	NV	2,157	2,753	13	2,157	2,766	4,923	46	8/15/2017
Las Vegas-Paradise	NV	1,296	8,039	82	1,296	8,121	9,417	85	8/15/2017
Las Vegas-Paradise	NV	828	2,030	120	828	2,150	2,978	33	8/29/2017

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Las Vegas-Paradise	NV	3,864	2,870	125	3,864	2,995	6,859	65	8/29/2017
Canton-Massillon	OH	83	2,911	19	83	2,930	3,013	132	11/10/2016
Canton-Massillon	OH	292	2,107	32	292	2,139	2,431	199	11/10/2016
Cleveland-Elyria	OH	169	2,702	24	169	2,726	2,895	116	11/10/2016
Cleveland-Elyria	OH	193	3,323	22	193	3,345	3,538	128	11/10/2016
Cleveland-Elyria	OH	490	1,050	23	490	1,073	1,563	73	11/10/2016
Cleveland-Elyria	OH	845	4,916	29	845	4,945	5,790	223	11/10/2016
Cleveland-Elyria	OH	842	2,044	23	842	2,067	2,909	148	11/10/2016
Oklahoma City	OK	388	3,142	133	388	3,275	3,663	920	5/29/2007
Oklahoma City	OK	213	1,383	76	213	1,459	1,672	406	5/29/2007
Oklahoma City	OK	561	2,355	434	561	2,789	3,350	850	5/29/2007
Oklahoma City	OK	349	2,368	443	349	2,811	3,160	836	5/29/2007
Oklahoma City	OK	466	2,544	106	466	2,650	3,116	730	5/29/2007
Oklahoma City	OK	144	1,576	148	144	1,724	1,868	515	5/29/2007
Oklahoma City	OK	168	1,696	245	168	1,941	2,109	565	5/29/2007
Oklahoma City	OK	220	1,606	116	220	1,722	1,942	475	5/30/2007
Oklahoma City	OK	376	1,460	36	376	1,496	1,872	405	5/30/2007
Oklahoma City	OK	337	2,788	89	337	2,877	3,214	784	5/30/2007
Oklahoma City	OK	814	3,161	1,169	814	4,330	5,144	843	5/30/2007
Oklahoma City	OK	590	1,502	1,751	590	3,253	3,843	801	8/29/2007
Oklahoma City	OK	205	1,772	451	205	2,223	2,428	642	5/1/2009
Oklahoma City	OK	701	4,926	—	701	4,926	5,627	210	9/1/2016
Oklahoma City	OK	1,082	4,218	10	1,082	4,228	5,310	292	1/1/2016
Oklahoma City	OK	736	2,925	3	736	2,928	3,664	247	1/1/2016
Oklahoma City	OK	1,135	3,759	4	1,135	3,763	4,898	275	1/1/2016
Tulsa	OK	548	1,892	73	548	1,965	2,513	529	8/29/2007
Tulsa	OK	764	1,386	372	764	1,758	2,522	494	8/29/2007
Tulsa	OK	1,305	2,533	112	1,305	2,645	3,950	720	8/29/2007
Tulsa	OK	940	2,196	223	940	2,419	3,359	665	8/29/2007
Tulsa	OK	59	466	300	59	766	825	205	8/29/2007
Tulsa	OK	426	1,424	222	426	1,646	2,072	530	8/29/2007
Tulsa	OK	250	667	148	250	815	1,065	246	8/29/2007
Tulsa(3)	OK	944	2,085	55	944	2,140	3,084	540	2/14/2008
Tulsa(3)	OK	892	2,421	29	892	2,450	3,342	615	2/14/2008

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Tulsa	OK	492	1,343	65	492	1,408	1,900	356	4/1/2008
Tulsa	OK	505	1,346	724	505	2,070	2,575	669	4/1/2008
Tulsa	OK	466	1,270	102	466	1,372	1,838	356	4/1/2008
Tulsa(3)	OK	1,103	4,431	44	1,103	4,475	5,578	1,316	6/10/2013
Bend	OR	295	1,369	7	295	1,376	1,671	382	4/1/2013
Bend	OR	1,692	2,410	29	1,692	2,439	4,131	722	4/1/2013
Bend(3)	OR	571	1,917	3	571	1,920	2,491	353	6/10/2013
Bend(3)	OR	397	1,180	99	397	1,279	1,676	369	6/10/2013
Bend	OR	690	1,983	77	690	2,060	2,750	363	5/1/2014
Bend	OR	722	2,151	4	722	2,155	2,877	346	5/1/2014
Bend	OR	800	2,836	6	800	2,842	3,642	458	5/1/2014
Bend-Redmond	OR	2,688	10,731	—	2,688	10,731	13,419	684	4/15/2016
Corvallis	OR	382	1,465	—	382	1,465	1,847	310	12/30/2013
Eugene-Springfield	OR	710	1,539	62	710	1,601	2,311	406	4/1/2013
Eugene-Springfield	OR	842	1,674	32	842	1,706	2,548	456	4/1/2013
Eugene-Springfield(3)	OR	414	1,990	—	414	1,990	2,404	313	6/10/2013
Eugene-Springfield(3)	OR	1,149	2,061	37	1,149	2,098	3,247	404	6/10/2013
Eugene-Springfield	OR	728	3,230	105	728	3,335	4,063	458	12/30/2013
Eugene-Springfield	OR	1,601	2,686	87	1,601	2,773	4,374	649	4/1/2014
Hood River	OR	997	1,874	—	997	1,874	2,871	242	12/1/2014
Portland-Vancouver-Hillsboro	OR	851	2,063	4	851	2,067	2,918	352	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,704	2,313	99	1,704	2,412	4,116	568	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,254	2,787	12	1,254	2,799	4,053	492	4/1/2013
Portland-Vancouver-Hillsboro	OR	2,808	4,437	19	2,808	4,456	7,264	1,022	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,015	2,184	3	1,015	2,187	3,202	408	4/1/2013
Portland-Vancouver-Hillsboro(3)	OR	1,077	3,008	139	1,077	3,147	4,224	468	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,072	2,629	18	1,072	2,647	3,719	557	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	2,217	3,766	15	2,217	3,781	5,998	626	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,334	2,324	126	1,334	2,450	3,784	486	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	996	2,525	89	996	2,614	3,610	500	6/10/2013
Portland-Vancouver-Hillsboro	OR	1,496	3,372	79	1,496	3,451	4,947	535	6/24/2013
Portland-Vancouver-Hillsboro	OR	954	3,026	41	954	3,067	4,021	436	6/24/2013
Portland-Vancouver-Hillsboro	OR	1,627	2,388	70	1,627	2,458	4,085	429	6/24/2013
Portland-Vancouver-Hillsboro	OR	2,509	4,200	66	2,509	4,266	6,775	704	12/30/2013

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Portland-Vancouver-Hillsboro	OR	787	1,915	62	787	1,977	2,764	297	12/30/2013
Portland-Vancouver-Hillsboro	OR	1,703	4,729	9	1,703	4,738	6,441	635	4/1/2014
Portland-Vancouver-Hillsboro	OR	738	2,483	—	738	2,483	3,221	334	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,690	2,995	39	1,690	3,034	4,724	324	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,200	9,531	204	1,200	9,735	10,935	1,771	5/30/2014
Portland-Vancouver-Hillsboro	OR	401	3,718	80	401	3,798	4,199	556	5/30/2014
Portland-Vancouver-Hillsboro	OR	1,160	3,291	21	1,160	3,312	4,472	470	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,435	4,342	—	1,435	4,342	5,777	622	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,478	4,127	6	1,478	4,133	5,611	585	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,402	3,196	—	1,402	3,196	4,598	434	6/30/2014
Portland-Vancouver-Hillsboro	OR	3,538	4,938	6	3,398	3,984	7,382	569	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,501	3,136	6	1,501	3,142	4,643	445	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,746	3,393	11	1,746	3,404	5,150	482	8/27/2014
Portland-Vancouver-Hillsboro	OR	1,014	3,017	11	1,014	3,028	4,042	445	8/27/2014
Portland-Vancouver-Hillsboro	OR	2,202	3,477	113	2,202	3,590	5,792	521	10/20/2014
Portland-Vancouver-Hillsboro	OR	1,764	7,360	—	1,764	7,360	9,124	829	12/16/2014
Portland-Vancouver-Hillsboro	OR	2,670	8,709	53	2,670	8,762	11,432	561	8/10/2015
Portland-Vancouver-Hillsboro	OR	410	622	179	410	801	1,211	48	7/14/2016
Portland-Vancouver-Hillsboro	OR	1,258	6,298	3	1,258	6,301	7,559	208	11/21/2016
Portland-Vancouver-Hillsboro	OR	2,334	7,726	33	2,334	7,759	10,093	298	12/6/2016
Portland-Vancouver-Hillsboro	OR	771	4,121	—	771	4,121	4,892	17	11/15/2017
Portland-Vancouver-Hillsboro	OR	2,002	14,445	—	2,002	14,445	16,447	24	12/14/2017
Portland-Vancouver-Hillsboro	OR	860	3,740	—	860	3,740	4,600	118	1/11/2017
Prineville	OR	427	1,648	—	427	1,648	2,075	227	8/27/2014
Roseburg(3)	OR	474	1,789	79	474	1,868	2,342	371	6/10/2013
Salem	OR	1,405	2,650	413	1,405	3,063	4,468	607	4/1/2014
Salem	OR	492	1,248	18	492	1,266	1,758	112	4/20/2016
The Dalles	OR	1,108	2,100	—	1,108	2,100	3,208	293	12/5/2014
Anderson	SC	92	976	119	92	1,095	1,187	312	8/29/2007
Charlotte-Gastonia-Rock Hill(3)	SC	924	3,086	32	924	3,118	4,042	303	5/4/2015
Greenville-Mauldin-Easley	SC	82	838	74	82	912	994	249	8/29/2007
Spartanburg	SC	535	1,934	23	535	1,957	2,492	185	11/12/2015
Amarillo(3)	TX	80	877	106	80	983	1,063	227	5/1/2009
Amarillo(3)	TX	78	697	136	78	833	911	196	5/1/2009

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Amarillo(3)	TX	147	810	145	147	955	1,102	219	5/1/2009
Austin-Round Rock-San Marcos	TX	937	5,319	80	937	5,399	6,336	766	6/24/2013
Austin-Round Rock-San Marcos	TX	1,395	2,790	20	1,395	2,810	4,205	616	6/24/2013
Austin-Round Rock-San Marcos	TX	768	1,923	111	768	2,034	2,802	297	10/29/2014
Austin-Round Rock-San Marcos	TX	936	6,446	15	936	6,461	7,397	40	10/19/2017
Brownsville-Harlingen	TX	845	2,364	63	845	2,427	3,272	285	9/4/2014
Brownsville-Harlingen	TX	639	1,674	85	639	1,759	2,398	250	9/4/2014
Brownsville-Harlingen	TX	386	2,798	178	386	2,976	3,362	201	5/2/2016
College Station-Bryan	TX	618	2,512	57	618	2,569	3,187	677	8/29/2007
College Station-Bryan	TX	551	349	215	551	564	1,115	139	8/29/2007
College Station-Bryan	TX	295	988	150	295	1,138	1,433	269	4/1/2008
College Station-Bryan	TX	51	123	63	51	186	237	57	4/1/2008
College Station-Bryan	TX	110	372	133	110	505	615	116	4/1/2008
College Station-Bryan	TX	62	208	13	62	221	283	56	4/1/2008
Dallas-Fort Worth-Arlington	TX	164	865	49	164	914	1,078	247	8/29/2007
Dallas-Fort Worth-Arlington	TX	155	105	53	155	158	313	52	9/28/2007
Dallas-Fort Worth-Arlington	TX	98	282	96	98	378	476	120	9/28/2007
Dallas-Fort Worth-Arlington	TX	264	106	165	264	271	535	94	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	376	803	120	376	923	1,299	263	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	338	681	101	338	782	1,120	214	9/28/2007
Dallas-Fort Worth-Arlington	TX	1,388	4,195	37	1,388	4,232	5,620	700	6/24/2013
Dallas-Fort Worth-Arlington	TX	1,859	5,293	122	1,859	5,415	7,274	847	7/25/2013
Dallas-Fort Worth-Arlington	TX	379	2,212	102	379	2,314	2,693	510	7/25/2013
Dallas-Fort Worth-Arlington	TX	1,397	5,250	82	1,397	5,332	6,729	782	7/25/2013
Dallas-Fort Worth-Arlington	TX	2,102	5,755	89	2,102	5,844	7,946	998	7/25/2013
Dallas-Fort Worth-Arlington	TX	649	1,637	35	649	1,672	2,321	532	7/25/2013
Dallas-Fort Worth-Arlington	TX	396	1,411	438	396	1,849	2,245	289	4/29/2015
Dallas-Fort Worth-Arlington	TX	1,263	3,346	50	1,263	3,396	4,659	396	10/19/2015
Dallas-Plano-Irving	TX	1,421	2,349	450	1,421	2,799	4,220	205	6/1/2016
Dallas-Plano-Irving	TX	710	3,578	38	710	3,616	4,326	35	10/19/2017
Dallas-Plano-Irving	TX	421	2,668	10	421	2,678	3,099	24	10/19/2017
El Paso	TX	338	1,275	42	338	1,317	1,655	353	8/29/2007
El Paso	TX	94	400	168	94	568	662	155	8/29/2007
Houston-Sugar Land-Baytown	TX	698	2,648	233	698	2,881	3,579	284	7/20/2015

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Houston-The Woodlands-Sugar Land	TX	1,042	3,061	382	1,042	3,443	4,485	281	1/22/2016
Houston-The Woodlands-Sugar Land	TX	1,426	2,910	100	1,426	3,010	4,436	78	6/13/2017
Killeen-Temple	TX	203	4,065	190	203	4,255	4,458	125	2/2/2017
Killeen-Temple	TX	1,128	6,149	186	1,128	6,335	7,463	90	8/8/2017
Longview(3)	TX	651	671	100	651	771	1,422	178	5/1/2009
Longview(3)	TX	104	489	164	104	653	757	142	5/1/2009
Longview(3)	TX	310	966	199	310	1,165	1,475	261	5/1/2009
Longview	TX	2,466	3,559	39	2,466	3,598	6,064	480	6/19/2014
Longview	TX	959	1,640	18	959	1,658	2,617	238	6/25/2014
McAllen–Edinburg–Mission	TX	1,217	2,738	262	1,243	3,000	4,243	544	7/31/2014
McAllen–Edinburg–Mission	TX	1,973	4,517	57	1,973	4,574	6,547	661	9/4/2014
McAllen–Edinburg–Mission	TX	1,295	3,929	61	1,295	3,990	5,285	565	9/4/2014
McAllen–Edinburg–Mission	TX	3,079	7,574	82	3,079	7,656	10,735	1,164	9/4/2014
McAllen–Edinburg–Mission	TX	1,017	3,261	65	1,017	3,326	4,343	462	9/4/2014
McAllen–Edinburg–Mission	TX	803	2,914	74	803	2,988	3,791	335	9/4/2014
McAllen–Edinburg–Mission	TX	2,249	4,966	51	2,249	5,017	7,266	742	9/4/2014
McAllen–Edinburg–Mission	TX	1,118	3,568	62	1,118	3,630	4,748	432	9/4/2014
Midland(3)	TX	691	1,588	163	691	1,751	2,442	386	5/1/2009
Odessa(3)	TX	168	561	103	168	664	832	156	5/1/2009
San Angelo(3)	TX	381	986	97	381	1,083	1,464	241	5/1/2009
San Antonio-New Braunfels	TX	614	2,640	44	614	2,684	3,298	454	4/1/2014
San Antonio-New Braunfels	TX	715	4,566	35	715	4,601	5,316	38	10/19/2017
Washington-Arlington-Alexandria	VA	1,516	12,633	16	1,516	12,649	14,165	174	7/21/2017
Centralia(3)	WA	810	1,530	—	810	1,530	2,340	459	6/10/2013
Centralia(3)	WA	998	1,862	37	998	1,899	2,897	653	6/10/2013
Longview	WA	448	2,356	12	448	2,368	2,816	217	9/3/2015
Portland-Vancouver-Hillsboro	WA	421	2,313	—	421	2,313	2,734	390	4/1/2013
Portland-Vancouver-Hillsboro	WA	1,903	2,239	—	1,903	2,239	4,142	482	4/1/2013
Portland-Vancouver-Hillsboro(3)	WA	923	2,821	6	923	2,827	3,750	467	6/10/2013
Portland-Vancouver-Hillsboro	WA	935	2,045	—	935	2,045	2,980	291	4/1/2014
Portland-Vancouver-Hillsboro	WA	478	2,158	117	478	2,275	2,753	355	4/1/2014
Portland-Vancouver-Hillsboro(3)	WA	2,023	3,484	21	2,023	3,505	5,528	556	8/27/2014
Portland-Vancouver-Hillsboro	WA	1,870	4,632	—	1,870	4,632	6,502	181	1/11/2017
Seattle-Tacoma-Bellevue	WA	770	3,203	48	770	3,251	4,021	529	4/1/2014

		Initial Cost to Company			Gross Carrying Amount at Year-End
Location			Buildings and	Subsequent		Buildings and		Accumulated	Date
MSA(1)	State	Land	Improvements	Additions	Land	Improvements	Total(2)	Depreciation	Acquired

Seattle-Tacoma-Bellevue	WA	1,390	2,506	20	1,390	2,526	3,916	425	8/27/2014
Seattle-Tacoma-Bellevue	WA	1,438	3,280	28	1,438	3,308	4,746	492	9/18/2014
Seattle-Tacoma-Bellevue	WA	1,105	2,121	—	1,105	2,121	3,226	283	10/3/2014
Total		$528,936	$1,696,269	$50,210	$528,304	$1,746,929	$2,275,233	$170,358

(1) Refers to metropolitan and micropolitan statistical area (MSA) as defined by the U.S. Census Bureau.

(2) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $1.9 billion (unaudited) at December 31, 2017.

(3) As of December 31, 2017, 91 of our self storage properties were encumbered by an aggregate of $271.5million of debt financing.

(4) Property subject to a long-term lease agreement.

Note: The Company only owns one class of real estate, which is self storage properties. The estimated useful lives of the individual assets that comprise buildings and improvements range from 3 years to 40 years. The category for buildings and improvements in the table above includes furniture and equipment.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2017, 2016 and 2015
(in thousands)

	2017	2016	2015
Self Storage properties:
Balance at beginning of year	$1,844,336	$1,147,201	$838,941
Acquisitions and improvements	431,542	715,509	308,323
Reclassification from assets held for sale	8,607	—	—
Write-off of fully depreciated assets and other	(50)	—	(63)
Dispositions	(7,336)	(4,820)	—
Reclassification to assets held for sale	(1,866)	(13,554)	—
Balance at end of year	$2,275,233	$1,844,336	$1,147,201

Accumulated depreciation:
Balance at beginning of year	$110,803	$68,100	$39,614
Depreciation expense	60,522	42,703	28,549
Write-off of fully depreciated assets and other	(10)	—	(63)
Dispositions	(646)	—	—
Assets held for sale	$(311)	$—	$—
Balance at end of year	$170,358	$110,803	$68,100