Form 10-K/A
period 2017-12-31
National Storage Affiliates Trust
filed 2018-04-17
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☒   No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $1.0 billion as of June 30, 2017. As of April 13, 2018, 50,482,108 common shares of beneficial interest, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference
None.

EXPLANATORY NOTE
National Storage Affiliates Trust (the "Company") is filing this Annual Report on Form 10-K/A (the "Amendment") to amend its Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on February 27, 2018 (the "Original Form 10-K"). This Amendment is being filed solely to correct a typographical error in the certifications filed as Exhibits 31.1, 31.2 and 32.1 to the Company's Original Form 10-K, which inadvertently referred to the Quarterly Report on Form 10-Q rather than the accompanying Original Form 10-K.
This Amendment is being filed solely to include the corrected certifications identified above and does not otherwise modify or update the disclosures or the exhibits in the Original Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	No financial statements or schedules are filed with this Amendment No. 1 to the Company's Annual Report on Form 10-K/A.

(a)(2)	No financial statements or schedules are filed with this Amendment No. 1 to the Company's Annual Report on Form 10-K/A.

(a)(3)	The Exhibit Index is incorporated herein by reference.

(b)	The following exhibits are filed with this Amendment No. 1 to the Company's Annual Report on Form 10-K/A:

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

INDEX TO EXHIBITS
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
10.8
First Amendment to Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.8 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated by reference)

10.9
Partnership Unit Designation of Series PM Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.10
Partnership Unit Designation of Series MI Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2017, is incorporated herein by this reference)

10.11
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.12
Partnership Unit Designation of Series A-1 Preferred Units of NSA OP, LP dated as of January 5, 2018 (Exhibit 10.12 to the Form 10-K filed with the SEC on February 27, 2018, is incorporated herein by this reference)

10.13
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.14
Amended and Restated Credit Agreement dated as of May 6, 2016 by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, KeyBank National Association, as Administrative Agent, with Keybanc Capital Markets Inc. and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, and PNC Bank, National Association, as Syndication Agent and Wells Fargo Bank, National Association, and U.S. Bank National Association, as Co-Documentation Agents (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016, is incorporated herein by this reference)

10.15
Increase Agreement, dated as of December 1, 2016, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent (Exhibit 10.11 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated by reference)

10.16
Second Increase Agreement and Amendment, dated as of February 08, 2017, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent (Exhibit 10.12 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated by reference)

10.17
Third Increase Agreement and Amendment, dated as of January 29, 2018, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent (Exhibit 10.17 to the Form 10-K filed with the SEC on February 27, 2018, is incorporated herein by this reference)

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

10.28	Form of LTIP Unit Award Agreement for Executive Officers (Exhibit 10.28 to the Form 10-K filed with the SEC on February 27, 2018, is incorporated herein by this reference)
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
10.32
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Guardian Storage Centers, LLC, a California limited liability company d/b/a StorAmerica Management, and (iv) John Minar and David Lamb, each an individual (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.33
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Kevin Howard Real Estate, Inc., an Oregon corporation, and (iv) Kevin Howard, an individual (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.34
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iv) Optivest Properties, LLC, a California limited liability company, and (iv) Warren Allen, an individual (Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.35
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) SecurCare Self Storage, Inc. a Colorado corporation, and (iv) David Cramer, Justin Hlibichuk and Arlen Nordhagen, each an individual (Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.36
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Arizona Mini Storage Management Company, an Arizona corporation, and (iv) William F. Bohannan, Jr. and Raymond McRae, each an individual (Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.37
Facilities Portfolio Management Agreement, dated April 1, 2016, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) the property owners listed as "Deferred Management Property Owners" therein (iv) Hide-Away Storage Services, Inc., a Florida Corporation and, (v) Stephen A. Wilson, Paul Feikema, and Meisha Wilson, each an individual (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016, is incorporated herein by this reference)

10.38
Facilities Portfolio Management Agreement, dated February 24, 2017, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Shader Brothers Corporation, and (iv) Marc M. Smith and Laurie Shader Smith, each an individual (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.39
Facilities Portfolio Management Agreement, dated July 1, 2017, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Move It Self Storage, LP, a Texas limited partnership, and (iv) Austin Starke Taylor III, an individual (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2017, is incorporated herein by this reference)

10.40
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and Jefferies LLC (Exhibit 1.1 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

10.41
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and Robert W. Baird & Co. Incorporated (Exhibit 1.2 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

10.42
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and Morgan Stanley & Co. LLC (Exhibit 1.3 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

10.43
Open Market Sales Agreement, dated October 11, 2016, among National Storage Affiliates Trust, NSA OP, LP and SunTrust Robinson Humphrey, Inc. (Exhibit 1.4 to the Current Report on Form 8-K, filed with the SEC on October 13, 2016, is incorporated herein by this reference)

12.1
Computation of ratio of earnings to fixed charges and computation of ratio of earnings to combined fixed charges and preferred share dividends (Exhibit 12.1 to the Form 10-K filed with the SEC on February 27, 2018, is incorporated herein by this reference)

21.1	List of subsidiaries of National Storage Affiliates Trust (Exhibit 21.1 to the Form 10-K filed with the SEC on February 27, 2018, is incorporated herein by this reference)
23.1	Consent of KPMG LLP for National Storage Affiliates Trust (Exhibit 23.1 to the Form 10-K filed with the SEC on February 27, 2018, is incorporated herein by this reference)

24.1	Power of Attorney (Exhibit 24.1 to the Form 10-K filed with the SEC on February 27, 2018, is incorporated herein by this reference)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
XBRL (Extensible Business Reporting Language). The following materials from the Company's Annual Report on Form 10-K for the year ended December 31, 2017, tagged in XBRL: ((i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income (loss); (iv) consolidated statement of changes in equity; (v) consolidated statements of cash flows; (vi) notes to consolidated financial statements; and (vii) financial statement schedule (3).

*	Filed herewith.
**	Furnished with this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Storage Affiliates Trust
(Registrant)

By:	/s/ ARLEN D. NORDHAGEN
Arlen D. Nordhagen
chairman of the board of trustees, president
and chief executive officer
(principal executive officer)

Date: April 16, 2018