Form 10-Q
period 2018-03-31
National Storage Affiliates Trust
filed 2018-05-04
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Yes ☐ No ☒
As of May 3, 2018, 50,528,172 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate
Self storage properties	$2,411,453	$2,275,233
Less accumulated depreciation	(188,407)	(170,358)
Self storage properties, net	2,223,046	2,104,875
Cash and cash equivalents	15,262	13,366
Restricted cash	2,929	3,041
Debt issuance costs, net	1,943	2,185
Investment in unconsolidated real estate venture	90,092	89,093
Other assets, net	58,637	52,615
Assets held for sale	—	1,555
Total assets	$2,391,909	$2,266,730
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,069,600	$958,097
Accounts payable and accrued liabilities	24,079	24,459
Deferred revenue	13,542	12,687
Total liabilities	1,107,221	995,243
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 6,900,000 issued and outstanding at March 31, 2018 and December 31, 2017, at liquidation preference	172,500	172,500
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 50,438,731 and 50,284,934 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	504	503
Additional paid-in capital	700,762	711,467
Distributions in excess of earnings	(61,956)	(55,729)
Accumulated other comprehensive income	17,485	12,282
Total shareholders' equity	829,295	841,023
Noncontrolling interests	455,393	430,464
Total equity	1,284,688	1,271,487
Total liabilities and equity	$2,391,909	$2,266,730

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
REVENUE
Rental revenue	$72,011	$57,844
Other property-related revenue	2,321	1,881
Management fees and other revenue	2,161	1,838
Total revenue	76,493	61,563
OPERATING EXPENSES
Property operating expenses	25,226	19,749
General and administrative expenses	8,306	7,181
Depreciation and amortization	21,368	18,683
Total operating expenses	54,900	45,613
Income from operations	21,593	15,950
OTHER (EXPENSE) INCOME
Interest expense	(9,635)	(7,471)
Equity in losses of unconsolidated real estate venture	(52)	(785)
Acquisition costs	(180)	(144)
Non-operating expense	(84)	(52)
Gain on sale of self storage properties	474	—
Other expense	(9,477)	(8,452)
Income before income taxes	12,116	7,498
Income tax expense	(143)	(317)
Net income	11,973	7,181
Net income attributable to noncontrolling interests	(1,513)	(6,626)
Net income attributable to National Storage Affiliates Trust	10,460	555
Distributions to preferred shareholders	(2,588)	—
Net income attributable to common shareholders	$7,872	$555

Earnings (loss) per share - basic	$0.16	$0.01
Earnings (loss) per share - diluted	$0.09	$0.01

Weighted average shares outstanding - basic	50,299	43,401
Weighted average shares outstanding - diluted	99,935	43,401
Dividends declared per common share	$0.28	$0.24

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$11,973	$7,181
Other comprehensive income
Unrealized gain on derivative contracts	8,990	1,613
Reclassification of other comprehensive loss to interest expense	49	770
Other comprehensive income	9,039	2,383
Comprehensive income	21,012	9,564
Comprehensive income attributable to noncontrolling interests	(5,004)	(7,586)
Comprehensive income attributable to National Storage Affiliates Trust	$16,008	$1,978

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	Income	Interests	Equity
Balances, December 31, 2017	6,900,000	$172,500	50,284,934	$503	$711,467	$(55,729)	$12,282	$430,464	$1,271,487
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	22,403	22,403
Redemptions of OP units	—	—	145,334	1	1,921	—	51	(1,973)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(12,621)	—	(396)	13,017	—
Issuance of OP units	—	—	—	—	—	—	—	5	5
Equity-based compensation expense	—	—	—	—	70	—	—	797	867
Issuance of restricted common shares	—	—	12,311	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,848)	—	(75)	—	—	—	(75)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	191	191
Preferred share dividends	—	—	—	—	—	(2,588)	—	—	(2,588)
Common share dividends	—	—	—	—	—	(14,099)	—	—	(14,099)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,515)	(14,515)
Other comprehensive income	—	—	—	—	—	—	5,548	3,491	9,039
Net income	—	—	—	—	—	10,460	—	1,513	11,973
Balances, March 31, 2018	6,900,000	$172,500	50,438,731	$504	$700,762	$(61,956)	$17,485	$455,393	$1,284,688

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,973	$7,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,368	18,683
Amortization of debt issuance costs	590	516
Amortization of debt discount and premium, net	(373)	(399)
Gain on sale of self storage properties	(474)	—
Equity-based compensation expense	867	983
Equity in losses of unconsolidated real estate venture	52	785
Distributions from unconsolidated real estate venture	1,339	1,251
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(854)	(665)
Accounts payable and accrued liabilities	(808)	(102)
Deferred revenue	179	(28)
Net Cash Provided by Operating Activities	33,859	28,205
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(100,450)	(26,363)
Capital expenditures	(3,901)	(3,154)
Investments in and advances to unconsolidated real estate venture	(2,390)	—
Deposits and advances for self storage property and other acquisitions	(342)	(138)
Expenditures for corporate furniture, equipment and other	(51)	(40)
Proceeds from sale of self storage properties	2,029	5,091
Net Cash Used In Investing Activities	(105,105)	(24,604)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated performance units	—	7,000
Borrowings under debt financings	250,000	222,000
Receipts for OP unit subscriptions	312	6
Principal payments under debt financings	(145,212)	(205,757)
Payment of dividends to common shareholders	(14,099)	(10,564)
Distributions to preferred shareholders	(2,588)	—
Distributions to noncontrolling interests	(14,369)	(12,942)
Debt issuance costs	(796)	(1,315)
Equity offering costs	(218)	(116)
Net Cash Provided By (Used In) Financing Activities	73,030	(1,688)
Increase in Cash, Cash Equivalents and Restricted Cash	1,784	1,913
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	16,407	15,337
End of period	$18,191	$17,250

Supplemental Cash Flow Information
Cash paid for interest	$8,939	$7,131

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas in the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of its operating partnership, the Company's operating partnership is authorized to issue preferred units, Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated limited partnership subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
The Company owned 468 self storage properties in 26 states with approximately 28.5 million rentable square feet in approximately 227,000 storage units as of March 31, 2018. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away") and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini") of Orlando, Florida.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Company's results of operations for the quarterly period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period.
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
As of March 31, 2018 and December 31, 2017, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $246.1 million and $248.0 million as of March 31, 2018 and December 31, 2017, respectively. For the DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $139.8 million and $140.3 million as of March 31, 2018 and December 31, 2017, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
Revenue Recognition
Rental revenue
Rental revenue consists of space rentals and related fees. Management has determined that all of the Company's leases are operating leases. Substantially all leases may be terminated on a month-to-month basis and rental income is recognized ratably over the lease term using the straight-line method. Rents received in advance are deferred and recognized on a straight-line basis over the related lease term associated with the prepayment. Promotional discounts and other incentives are recognized as a reduction to rental income over the applicable lease term.
Other property-related revenue
Other property-related revenue consists of ancillary revenues such as tenant insurance-related access fees and sales of storage supplies which are recognized in the period earned.
The Company and certain of the Company’s PROs have tenant insurance- and/or protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended March 31, 2018 and 2017, the Company recognized $1.7 million and $1.4 million, respectively of tenant insurance and protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the three months ended March 31, 2018 and 2017, the Company recognized retail sales of $0.4 million and $0.3 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, call center fees, platform fees, acquisition fees, and a portion of tenant warranty protection proceeds that the Company earns for managing and operating its unconsolidated real estate venture (the “Joint Venture”).
The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the Joint Venture assets, the call center fees are equal to 1% of monthly gross revenues and net sales revenues from Joint Venture assets, and the platform fees are equal to $1,250 per month per Joint Venture property. The Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the Joint Venture properties. During the three months ended March 31, 2018 and 2017, the Company recognized property management fees, call center fees and platform fees of $1.3 million and $1.1 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the Joint Venture. The Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property Joint Venture portfolio (the "Initial JV Portfolio") in 2016, at the time of the Initial JV Portfolio acquisition. This fee may be refundable to the Joint Venture, on a prorated basis, if the Company is removed as the Joint Venture managing member during the initial four year life of the Joint Venture and as such, the Company's performance obligation for this acquisition fee is satisfied over this period. As of March 31, 2018 and December 31, 2017, the Company had deferred revenue related to the Initial JV Portfolio acquisition fee of $2.6 million and $2.8 million, respectively. The Company also earns acquisition fees for properties acquired by the Joint Venture subsequent to the Initial JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the Joint Venture members, and are generally earned when the Joint Venture obtains title and control of the acquired property. During the three months ended March 31, 2018 and 2017, the Company recognized acquisition fees of $0.3 million and $0.3 million, respectively.

An affiliate of the Company provides tenant warranty protection to tenants at the Joint Venture properties in exchange for 50% of all proceeds from the tenant warranty protection program at each Joint Venture property. During the three months ended March 31, 2018 and 2017, the Company recognized $0.5 million and $0.5 million, respectively of revenue related to these activities.
Gain on sale of self storage properties
The Company recognizes gains from disposition of facilities only upon closing in accordance with the guidance on sales of nonfinancial assets. Profit on real estate sold is recognized upon closing when all, or substantially all, of the promised consideration has been received and is nonrefundable and the Company has transferred control of the facilities to the purchaser.
Investments in Unconsolidated Real Estate Venture
The Company’s investment in its unconsolidated real estate venture is recorded under the equity method of accounting in the accompanying condensed consolidated financial statements. Under the equity method, the Company’s investment in unconsolidated real estate venture is stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings (losses) is recognized based on the Company’s ownership interest in the earnings (losses) of the unconsolidated real estate venture. The Company follows the "nature of the distribution approach" for classification of distributions from its unconsolidated real estate venture in its condensed consolidated statements of cash flows. Under this approach, distributions are reported on the basis of the nature of the activity or activities that generated the distributions as either a return on investment, which are classified as operating cash flows, or a return of investment (e.g., proceeds from the unconsolidated real estate venture’s sale of assets) which are reported as investing cash flows.
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
Assets held for sale
The Company classifies properties as held for sale when certain criteria are met. At such time, the properties, including significant assets and liabilities that are expected to be transferred as part of a sale transaction, are presented separately on the condensed consolidated balance sheet at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized. As of December 31, 2017 the Company had one self storage property classified as held for sale. The results of operations for the self storage property classified as held for sale are reflected within income from operations in the Company's condensed consolidated statements of operations.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU 2014-09 effective January 1, 2018, and concluded that its adoption of ASU 2014-09 had no material effect on its condensed consolidated financial statements as most of the Company's revenue is derived from lease contracts, which are excluded from the scope of the new guidance. For the Company’s other property-related revenue and management fees and other revenue subject to the new guidance, the Company performed an evaluation which included identifying its performance obligations and when such performance obligations are satisfied. Based on this evaluation, the Company determined that there was no material change in the timing or pattern of recognition of revenue for these activities as compared to the application of previous revenue recognition guidance.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance for accounting for leases, including requiring lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and lessees to recognize most leases on-balance sheet as lease liabilities with corresponding right-of-use assets. The Company will adopt ASU 2016-02 effective January 1, 2019. ASU 2016-02 requires a modified retrospective approach, with entities applying the new guidance at the beginning of the earliest period presented in the financial statements in which they first apply the new standard, with certain elective transition relief. The Company is evaluating the effect that ASU 2016-02 will have on its operating leases, condensed consolidated financial statements and related disclosures. The Company expects ASU 2016-02 to primarily impact its accounting for its non-cancelable leasehold interest agreements in which it is the lessee.

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
As of March 31, 2018 and December 31, 2017, units reflecting noncontrolling interests consisted of the following:

	March 31, 2018	December 31, 2017
Series A-1 preferred units	316,103	—
OP units	29,062,706	26,719,607
Subordinated performance units	10,663,892	11,604,738
LTIP units	890,169	771,396
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	47,154,655	45,317,526
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A preferred shares") or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The increase in Series A-1 preferred units outstanding from December 31, 2017 to March 31, 2018 was due to the issuance of Series A-1 preferred units in connection with the acquisition of self storage properties.
OP Units and DownREIT OP units
OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for the Company's common shares of beneficial interest, $0.01 par value per share ("common shares") on a one-for-one basis, and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case. The OP unitholders are generally not entitled to elect redemption until one year after the later of the closing of the Company's initial public offering or the issuance of the OP units. The holders of DownREIT OP units are generally not entitled to elect redemption until five years after the date of the contributor's initial contribution.
The increase in OP Units outstanding from December 31, 2017 to March 31, 2018 was due to the issuance of 2,024,170 OP units related to the voluntary conversions of 997,074 subordinated performance units (as discussed further below) and the issuance of 464,263 OP units in connection with the acquisition of self storage properties, partially offset by the redemption of 145,334 OP units for common shares.
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
Following such lock-out period, a holder of subordinated performance units in the Company's operating partnership may elect a voluntary conversion one time each year prior to December 1st to convert a pre-determined portion of such subordinated performance units into OP units in the Company's operating partnership, with such conversion effective January 1st of the following year with each subordinated performance unit being converted into the number of OP units determined by dividing the average cash available for distribution, or CAD, per unit on the series of specific subordinated performance units over the one-year period prior to conversion by 110% of the CAD per unit on the OP units determined over the same period. CAD per unit on the series of specific subordinated performance units and OP units is determined by the Company based generally upon the application of the provisions of the LP Agreement applicable to the distributions of operating cash flow and capital transactions proceeds.
The decrease in subordinated performance units outstanding from December 31, 2017 to March 31, 2018 was due to the voluntary conversion of 997,074 subordinated performance units into 2,024,170 OP units partially offset by the issuance of 56,228 subordinated performance units for co-investment by certain of the Company's PROs in connection with the acquisition of self storage properties.
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
The increase in LTIP units outstanding from December 31, 2017 to March 31, 2018 was due to the issuance of compensatory LTIP units to employees.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Land	$550,025	$528,304
Buildings and improvements	1,855,728	1,741,459
Furniture and equipment	5,700	5,470
Total self storage properties	2,411,453	2,275,233
Less accumulated depreciation	(188,407)	(170,358)
Self storage properties, net	$2,223,046	$2,104,875
Depreciation expense related to self storage properties amounted to $18.0 million and $14.1 million during the three months ended March 31, 2018 and 2017, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE
As of March 31, 2018, the Company's Joint Venture owned and operated a portfolio of 72 properties containing approximately 5.0 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states. The Joint Venture acquired one self storage property for $9.5 million during the three months ended March 31, 2018. The Joint Venture financed the self storage property acquisition with capital contributions from the Joint Venture members, of which the Company contributed $2.4 million for its 25% proportionate share.
The following table presents the condensed financial position of the Joint Venture as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
ASSETS
Self storage properties, net	$660,645	$655,973
Other assets	8,727	8,397
Total assets	$669,372	$664,370
LIABILITIES AND EQUITY
Debt financing	$317,440	$317,359
Other liabilities	5,693	4,855
Equity	346,239	342,156
Total liabilities and equity	$669,372	$664,370

The following table presents the condensed operating information of the Joint Venture for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	Three Months Ended March 31,
	2018	2017
Total revenue	$14,806	$12,507
Property operating expenses	5,293	4,068
Net operating income	9,513	8,439
Supervisory, administrative and other expenses	(1,057)	(898)
Depreciation and amortization	(5,507)	(7,489)
Interest expense	(2,899)	(2,826)
Acquisition and other expenses	(262)	(366)
Net loss	$(212)	$(3,140)

6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 25 self storage properties with an estimated fair value of $135.8 million during the three months ended March 31, 2018. Of these acquisitions, one self storage property with an estimated fair value of $2.8 million was acquired by the Company from a PRO. The 25 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $0.8 million of acquisition costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $3.4 million, resulting in a total fair value of $132.4 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the three months ended March 31, 2018 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Mortgages Assumed	Other Liabilities	Total

March 31, 2018	25	$105,135	$22,403	$7,581	$670	$135,789

(1)	Value of OP equity represents the fair value of Series A-1 preferred units, OP units, subordinated performance units and LTIP units.
Dispositions
During the three months ended March 31, 2018, the Company sold to an unrelated third party one self storage property that was classified as held for sale as of December 31, 2017. The gross sales price was $2.2 million and the Company recognized $0.5 million of gain on the sale.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31, 2018	December 31, 2017
Customer in-place leases, net of accumulated amortization of $6,217 and $3,914, respectively	$6,947	$6,590
Receivables:
Trade, net	2,198	2,274
PROs and other affiliates	74	979
Receivable from unconsolidated real estate venture	1,504	1,200
Property acquisition and other deposits	1,092	5,050
Interest rate swaps	21,453	12,414
Prepaid expenses and other	5,403	3,949
Corporate furniture, equipment and other, net	1,428	1,444
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $1,033 and $856, respectively	9,588	9,765
Goodwill	5,750	5,750
Total	$58,637	$52,615
Amortization expense related to customer in-place leases amounted to $3.0 million and $4.3 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense related to the management contract amounted to $0.2 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.
8. DEBT FINANCING
The Company's outstanding debt as of March 31, 2018 and December 31, 2017 is summarized as follows (dollars in thousands):

	Interest Rate(1)	March 31, 2018	December 31, 2017
Credit Facility:
Revolving line of credit	3.28%	$72,625	$88,500
Term loan A	2.91%	235,000	235,000
Term loan B	3.24%	155,000	155,000
Term loan C	3.71%	105,000	105,000
Term loan D	3.79%	125,000	—
Term loan facility	3.08%	100,000	100,000
Fixed rate mortgages payable	4.17%	274,540	271,491
Total principal		1,067,165	954,991
Unamortized debt issuance costs and debt premium, net		2,435	3,106
Total debt		$1,069,600	$958,097

(1)
Represents the effective interest rate as of March 31, 2018. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility Increase
 On January 29, 2018, pursuant to a full exercise by the Company's operating partnership of its remaining expansion option and a partial exercise of its Additional Expansion Option (defined below) under its credit agreement dated as of May 6, 2016, the Company's operating partnership, as borrower, certain of its subsidiaries that are party to the credit agreement, as subsidiary guarantors, and the Company entered into a third increase agreement and amendment (the "Increase Agreement") with a syndicated group of lenders to increase the total borrowing capacity under the Company's credit agreement by adding an additional tranche D term loan facility in an aggregate outstanding principal amount of $125.0 million, for a total credit agreement of over $1.0 billion consisting of the following components: (i) a $400.0 million revolving line of credit (the "Revolver"), (ii) a tranche A term loan facility (the "Term Loan A"), which provides for a total borrowing commitment of up to $235.0 million, (iii) a tranche B term loan facility (the "Term Loan B"), which provides for a total borrowing commitment of up to $155.0 million, (iv) a tranche C term loan facility (the "Term Loan C"), which provides for a total borrowing commitment of up to $105.0 million and (iv) a tranche D term loan facility (the "Term Loan D" and together with the Revolver, the Term Loan A, Term Loan B and Term Loan C, the "credit facility"), which provides for a total borrowing commitment of up to $125.0 million. The Company renewed its expansion option under the credit facility to permit an additional $300.0 million of revolving commitments and/or term loans (the "Additional Expansion Option"), which was partially exercised in the amount of $20.0 million in connection with Term Loan D. If exercised in full, the Additional Expansion Option would provide for a total borrowing capacity under the credit facility of $1.3 billion.
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
Other than the increases and amendments related to Term Loan D and the Additional Expansion Option described above, the Increase Agreement did not impact or amend the credit facility's previously disclosed terms, including its covenants, events of default, or terms of payment. For a summary of the Company's financial covenants and additional detail regarding the Company's credit facility, term loan facility, and fixed rate mortgages payable, please see Note 8 to the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
As of March 31, 2018, the Company had outstanding letters of credit totaling $4.7 million and would have had the capacity to borrow remaining Revolver commitments of $322.7 million while remaining in compliance with the credit facility's financial covenants. At March 31, 2018, the Company was in compliance with all such covenants.
Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2018, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2018	$6,402	$22	$6,424
2019	5,128	3	5,131
2020	112,022	(348)	111,674
2021	242,603	(435)	242,168
2022	159,205	(153)	159,052
2023	302,049	127	302,176
Thereafter	239,756	3,219	242,975
	$1,067,165	$2,435	$1,069,600

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2018 and 2017, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$11,973	$7,181
Net income attributable to noncontrolling interests	(1,513)	(6,626)
Net income attributable to National Storage Affiliates Trust	10,460	555
Distributions to preferred shareholders	(2,588)	—
Distributed and undistributed earnings allocated to participating securities	(7)	(6)
Net income attributable to common shareholders - basic	7,865	549
Effect of assumed conversion of dilutive securities	1,370	—
Net income attributable to common shareholders - diluted	$9,235	$549

Denominator
Weighted average shares outstanding - basic	50,299	43,401
Effect of dilutive securities:
Weighted average OP units outstanding	29,135	—
Weighted average DownREIT OP unit equivalents outstanding	1,835	—
Weighted average LTIP units outstanding	321	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	18,345	—
Weighted average shares outstanding - diluted	99,935	43,401

Earnings (loss) per share - basic	$0.16	$0.01
Earnings (loss) per share - diluted	$0.09	$0.01

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

LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2018, 345,580 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three months ended March 31, 2018, 224,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three months ended March 31, 2017, potential common shares totaling 50.0 million, related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services related to the Company's self storage properties. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended March 31, 2018 and 2017, the Company incurred $4.1 million and $3.3 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
The employees responsible for operation of the self storage properties are generally employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended March 31, 2018 and 2017, the Company incurred $7.3 million and $5.8 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended March 31, 2018 and 2017, the Company incurred $0.2 million and $0.1 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.

Self Storage Property Acquisitions
During the three months ended March 31, 2018, the operating partnership issued 11,490 subordinated performance units to an affiliate of Personal Mini (the Company's chairman and chief executive officer, Arlen D. Nordhagen, has a noncontrolling minority ownership interest in this affiliate of Personal Mini), for $0.3 million of co-investment related to the acquisition of a self storage property from an unrelated third party.
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
12. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company sometimes limits its exposure to interest rate fluctuations by entering into interest rate swap agreements. The interest rate swap agreements moderate the Company's exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The Company measures its interest rate swap derivatives at fair value on a recurring basis. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings.
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2016	$8,159
Swap ineffectiveness	4
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	770
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	1,613
Fair value at March 31, 2017	$10,546

Fair value at December 31, 2017	$12,414
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	49
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	8,990
Fair value at March 31, 2018	$21,453
As of March 31, 2018 and December 31, 2017, the Company had outstanding interest rate swaps with aggregate notional amounts of $720.0 million and $595.0 million, respectively, designated as cash flow hedges. As of March 31, 2018, the Company's swaps had a weighted average remaining term of approximately 4.6 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at March 31, 2018 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $2.7 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates are above the 1.77% weighted average fixed rate under these interest rate swaps, the Company benefits from net cash payments due from its swap counterparties.

There were no transfers between levels during the three months ended March 31, 2018 and 2017. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2018, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at March 31, 2018 and December 31, 2017, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at March 31, 2018 and December 31, 2017 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $274.5 million as of March 31, 2018 with a fair value of approximately $283.0 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 4.23%, compared to the weighted average contractual interest rate of 4.85%. The combined principal balance of the Company's fixed rate mortgages was approximately $271.5 million as of December 31, 2017 with a fair value of approximately $282.6 million. In determining the fair value as of December 31, 2017, the Company estimated a weighted average market interest rate of approximately 4.04%, compared to the weighted average contractual interest rate of 4.87%.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report on Form 10-K filed with the SEC on February 27, 2018 (the "Annual Report"), and the other documents we file from time to time with the Securities and Exchange Commission. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

Our PROs
The Company had eight PROs as of March 31, 2018: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away and Personal Mini. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of March 31, 2018, we owned a geographically diversified portfolio of 468 self storage properties, located in 26 states, comprising approximately 28.5 million rentable square feet, configured in approximately 227,000 storage units. Of these properties, 245 were acquired by us from our PROs and 223 were acquired by us from third-party sellers.
During the three months ended March 31, 2018, we acquired 25 self storage properties for $135.8 million, comprising approximately 1.4 million rentable square feet, configured in approximately 12,000 storage units. Of these acquisitions, one was acquired by us from our PROs and 24 were acquired by us from third-party sellers.
During the three months ended March 31, 2018, we sold to an unrelated third party one self storage property for $2.2 million, comprising less than 0.1 million rentable square feet, configured in approximately 300 storage units.
Our Joint Venture
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
As of March 31, 2018, our Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 72 properties containing approximately 5.0 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the three months ended March 31, 2018, our Joint Venture acquired one self storage property for $9.5 million, comprising approximately 0.1 million rentable square feet, configured in approximately 500 storage units.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our Joint Venture. We earn certain customary fees for managing and operating the Joint Venture properties and we provide tenant warranty protection to tenants at the Joint Venture properties in exchange for half of all proceeds from the tenant warranty protection program at each Joint Venture property.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 25 self storage properties during the three months ended March 31, 2018 and 65 self storage properties during the year ended December 31, 2017. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of March 31, 2018, our same store portfolio consisted of 376 self storage properties.
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
Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
Net income was $12.0 million for the three months ended March 31, 2018, compared to $7.2 million for the three months ended March 31, 2017, an increase of $4.8 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 85 self storage properties acquired between April 1, 2017 and March 31, 2018 and same store NOI growth, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Rental revenue
Same store portfolio	$58,904	$56,562	$2,342
Non-same store portfolio	13,107	1,282	11,825
Total rental revenue	72,011	57,844	14,167
Other property-related revenue
Same store portfolio	1,962	1,841	121
Non-same store portfolio	359	40	319
Total other property-related revenue	2,321	1,881	440
Property operating expenses
Same store portfolio	19,990	19,231	759
Non-same store portfolio	5,236	518	4,718
Total property operating expenses	25,226	19,749	5,477
Net operating income
Same store portfolio	40,876	39,172	1,704
Non-same store portfolio	8,230	804	7,426
Total net operating income	49,106	39,976	9,130
Management fees and other revenue	2,161	1,838	323
General and administrative expenses	(8,306)	(7,181)	(1,125)
Depreciation and amortization	(21,368)	(18,683)	(2,685)
Income from operations	21,593	15,950	5,643
Other (expense) income
Interest expense	(9,635)	(7,471)	(2,164)
Equity in losses of unconsolidated real estate venture	(52)	(785)	733
Acquisition costs	(180)	(144)	(36)
Non-operating expense	(84)	(52)	(32)
Gain on sale of self storage properties	474	—	474
Other expense	(9,477)	(8,452)	(1,025)
Income before income taxes	12,116	7,498	4,618
Income tax expense	(143)	(317)	174
Net income	11,973	7,181	4,792
Net income attributable to noncontrolling interests	(1,513)	(6,626)	5,113

	Three Months Ended March 31,
	2018	2017	Change
Net income attributable to National Storage Affiliates Trust	10,460	555	9,905
Distributions to preferred shareholders	(2,588)	—	(2,588)
Net income attributable to common shareholders	$7,872	$555	$7,317
Total Revenue
Our total revenue increased by $14.9 million, or 24.3%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase was primarily attributable to incremental revenue from 85 self storage properties we acquired between April 1, 2017 and March 31, 2018, regular rental increases for in-place tenants, and increases in management fees and other revenue earned from our Joint Venture, partially offset by a decrease in total portfolio average occupancy from 88.3% to 87.2%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $14.2 million, or 24.5%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase in rental revenue was due to a $11.8 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $9.4 million from 60 self storage properties acquired between April 1, 2017 and December 31, 2017, and $2.6 million from 25 self storage properties acquired during the three months ended March 31, 2018. Same store portfolio rental revenues increased $2.3 million, or 4.1%, due to a 4.4% increase, from $11.25 to $11.75, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by increased contractual lease rates and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.4 million, or 23.4%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. This increase resulted from a $0.3 million increase in non-same store other property-related revenue which was primarily attributable to $0.3 million incremental other property-related revenue from 60 self storage properties acquired between April 1, 2017 and December 31, 2017, and less than $0.1 million from 25 self storage properties acquired during the three months ended March 31, 2018.
Management Fees and Other Revenue
Management and other fees for managing and operating the Joint Venture for the three months ended March 31, 2018 were $2.2 million compared to $1.8 million for the three months ended March 31, 2017, an increase of $0.3 million, or 17.6%. This increase was primarily attributable to incremental fees earned from six self storage properties acquired by the Joint Venture between April 1, 2017 and March 31, 2018.
Property Operating Expenses
Property operating expenses were $25.2 million for the three months ended March 31, 2018 compared to $19.7 million for the three months ended March 31, 2017, an increase of $5.5 million, or 27.7%. This increase resulted from a $4.7 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $3.9 million from 60 self storage properties acquired between April 1, 2017 and December 31, 2017 and $0.9 million from 25 self storage properties acquired during the three months ended March 31, 2018. In addition, same store portfolio property operating expenses increased $0.8 million, or 3.9%, primarily due to increases in property taxes, personnel expenses and advertising.

General and Administrative Expenses
General and administrative expenses increased $1.1 million, or 15.7%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $0.7 million primarily as a result of incremental fees related to the 85 properties we acquired from April 1, 2017 to March 31, 2018, costs related to our property management platform of $0.2 million and salaries and benefits of $0.2 million, partially offset by a decrease in equity-based compensation expense of $0.1 million.
Depreciation and Amortization
Depreciation and amortization increased $2.7 million, or 14.4%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. This increase was primarily attributable to incremental depreciation expense of $3.9 million from the 85 self storage properties we acquired between April 1, 2017 and March 31, 2018, partially offset by a $1.3 million decrease in amortization of customer in-place leases from $4.3 million for the three months ended March 31, 2017 to $3.0 million for the three months ended March 31, 2018. Customer in-place leases are amortized over the 12-month period following the respective acquisition dates of our self storage properties. As of March 31, 2018, the unamortized balance of customer in-place leases totaled $6.9 million.
Interest Expense
Interest expense increased $2.2 million, or 29.0%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The increase in interest expense was primarily attributable to higher interest rates on the Revolver, a new Term Loan D borrowing during the three months ended March 31, 2018 and a $84.9 million secured debt financing we entered into during August 2017, partially offset by lower outstanding borrowings under the Revolver for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Equity In Losses Of Unconsolidated Real Estate Venture
Equity in losses of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the Joint Venture. During the three months ended March 31, 2018, we recorded $0.1 million of equity in losses from our Joint Venture compared to $0.8 million for the three months ended March 31, 2017. The decrease in equity in losses was primarily the result of decreases in amortization of customer in-place leases recorded by our Joint Venture during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
Gain On Sale of Self Storage Properties
Gain on sale of self storage properties was $0.5 million for the three months ended March 31, 2018, which related to the sale of one self storage property for gross proceeds of $2.2 million.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $1.5 million for the three months ended March 31, 2018, compared to $6.6 million for the three months ended March 31, 2017.

Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The April 2002 National Policy Bulletin of NAREIT, which we refer to as the White Paper, as amended, defines FFO as net income (loss) (as determined under GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We include amortization of customer in-place leases in real estate depreciation and amortization in the calculation of FFO because we believe the amortization of customer in-place leases is analogous to real estate depreciation, as the value of such intangibles is inextricably connected to the real estate acquired. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders and LTIP unitholders, we exclude distributions declared on subordinated performance units, DownREIT subordinated performance units, preferred shares and preferred units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, organizational and offering costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt and after adjustments for unconsolidated partnerships and joint ventures.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three months ended March 31, 2018 and 2017 (in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$11,973	$7,181
Add (subtract):
Real estate depreciation and amortization	21,075	18,243
Company's share of unconsolidated real estate venture real estate depreciation and amortization	1,377	1,872
Gain on sale of self storage properties	(474)	—
Distributions to preferred shareholders and unitholders	(2,689)	—
FFO attributable to subordinated performance unitholders(1)	(5,584)	(6,141)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	25,678	21,155
Add:
Acquisition costs	180	144
Company's share of unconsolidated real estate venture acquisition costs	—	19
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$25,858	$21,318

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	50,299	43,401
Weighted average restricted common shares outstanding	30	17
Weighted average OP units outstanding	29,135	25,959
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,835
Weighted average LTIP units outstanding	665	1,468
Total weighted average shares and units outstanding - FFO and Core FFO	81,964	72,680

FFO per share and unit	$0.31	$0.29
Core FFO per share and unit	$0.32	$0.29

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Earnings (loss) per share - diluted	$0.09	$0.01
Impact of the difference in weighted average number of shares(1)	0.02	(0.01)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	0.09
Add real estate depreciation and amortization	0.26	0.25
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.02	0.03
Subtract gain on sale of self storage properties	(0.01)	—
FFO attributable to subordinated performance unitholders	(0.07)	(0.08)
FFO per share and unit	0.31	0.29
Add acquisition costs and Company's share of unconsolidated real estate venture acquisition costs	0.01	—
Core FFO per share and unit	$0.32	$0.29

(1) Adjustment accounts for the difference between the weighted average number of shares used to calculate diluted earnings per share and the weighted average number of shares used to calculate FFO and Core FFO per share and unit. Diluted earnings per share is calculated using the two-class method for the company's restricted common shares and the treasury stock method for certain unvested LTIP units, and assumes the conversion of vested LTIP units into OP units on a one-for-one basis and the hypothetical conversion of subordinated performance units, and DownREIT subordinated performance units into OP units, even though such units may only be convertible into OP units (i) after a lock-out period and (ii) upon certain events or conditions. For additional information about the conversion of subordinated performance units, DownREIT subordinated performance units and LTIP units into OP units, see Note 9 in Item 1. The computation of weighted average shares and units for FFO and Core FFO per share and unit includes all restricted common shares and LTIP units that participate in distributions and excludes all subordinated performance units and DownREIT subordinated performance units because their effect has been accounted for through the allocation of FFO to the related unitholders based on distributions declared.

(2) Represents the effect of adjusting the numerator to consolidated net income (loss) prior to GAAP allocations for noncontrolling interests, after deducting preferred share and unit distributions, and before the application of the two-class method and treasury stock method, as described in footnote(1).

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
The following table presents a reconciliation of net income (loss) to NOI for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$11,973	$7,181
(Subtract) Add:
Management fees and other revenue	(2,161)	(1,838)
General and administrative expenses	8,306	7,181
Depreciation and amortization	21,368	18,683
Interest expense	9,635	7,471
Equity in losses of unconsolidated real estate venture	52	785
Acquisition costs	180	144
Income tax expense	143	317
Gain on sale of self storage properties	(474)	—
Non-operating expense	84	52
Net Operating Income	$49,106	$39,976
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$11,973	$7,181
Add:
Depreciation and amortization	21,368	18,683
Company's share of unconsolidated real estate venture depreciation and amortization	1,377	1,872
Interest expense	9,635	7,471
Income tax expense	143	317
EBITDA	44,496	35,524
Add:
Acquisition costs	180	144
Company's share of unconsolidated real estate venture acquisition costs	—	19
Gain on sale of self storage properties	(474)	—
Equity-based compensation expense(1)	867	983
Adjusted EBITDA	$45,069	$36,670

(1) Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our consolidated statements of operations.

Liquidity and Capital Resources
Liquidity Overview
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity and debt offerings, and debt financings including borrowings under the credit facility and Term Loan Facility (as defined below).
Our short-term liquidity requirements consist primarily of property operating expenses, property acquisitions, capital expenditures, general and administrative expenses and principal and interest on our outstanding indebtedness. A further short-term liquidity requirement relates to distributions to our common and preferred shareholders and holders of preferred units, OP units, subordinated performance units, DownREIT OP units and DownREIT subordinated performance units. We expect to fund short-term liquidity requirements from our operating cash flow, cash on hand and borrowings under our credit facility.
Our long-term liquidity needs consist primarily of the repayment of debt, property acquisitions, and capital expenditures. We acquire properties through the use of cash, preferred units, OP units and subordinated performance units in our operating partnership or DownREIT partnerships. We expect to meet our long-term liquidity requirements with operating cash flow, cash on hand, secured and unsecured indebtedness, and the issuance of equity and debt securities.
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
Cash Flows
At March 31, 2018, we had $15.3 million in cash and cash equivalents and $2.9 million of restricted cash, an increase in cash and cash equivalents of $1.9 million and a decrease in restricted cash of $0.1 million from December 31, 2017. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $33.9 million for the three months ended March 31, 2018 compared to $28.2 million for the three months ended March 31, 2017, an increase of $5.7 million. Our operating cash flow increased primarily due to the 60 self storage properties that were acquired between April 1, 2017 and December 31, 2017 that generated cash flow for the entire three months ended March 31, 2018, and an additional 25 self storage properties acquired during the three months ended March 31, 2018. Because these 85 self storage properties were acquired after March 31, 2017, our operating results for the three months ended March 31, 2017 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for general and administrative expenses and interest expense.
Investing Activities
Cash used in investing activities was $105.1 million for the three months ended March 31, 2018 compared to $24.6 million for the three months ended March 31, 2017. The primary uses of cash for the three months ended March 31, 2018 were for our acquisition of 25 self storage properties for cash consideration of $100.5 million, capital expenditures of $3.9 million, investments in our Joint Venture of $2.4 million and deposits for potential acquisitions of $0.3 million. The primary uses of cash for the three months ended March 31, 2017 were for our acquisition of five self storage properties for cash consideration of $26.4 million, capital expenditures of $3.2 million, and deposits for potential acquisitions of $0.1 million.
Capital expenditures totaled $3.9 million and $3.2 million during the three months ended March 31, 2018 and 2017, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.

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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Recurring capital expenditures	$1,258	$758
Revenue enhancing capital expenditures	757	85
Acquisitions capital expenditures	1,917	2,260
Total capital expenditures	3,932	3,103
Change in accrued capital spending	(31)	51
Capital expenditures per statement of cash flows	$3,901	$3,154

Financing Activities
Cash provided by our financing activities was $73.0 million for the three months ended March 31, 2018 compared to cash used in our financing activities of $1.7 million for the three months ended March 31, 2017. Our sources of financing cash flows for the three months ended March 31, 2018 primarily consisted of $250.0 million of borrowings under our credit facility. Our primary uses of financing cash flows for the three months ended March 31, 2018 were for principal payments on existing debt of $145.2 million (which included $140.9 million of principal repayments under the Revolver, $3.1 million of fixed rate mortgage principal payoffs and $1.2 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $14.4 million, distributions to common shareholders of $14.1 million and distributions to preferred shareholders of $2.6 million. Our sources of financing cash flows for the three months ended March 31, 2017 primarily consisted of $222.0 million of borrowings under our credit facility and $7.0 million of proceeds from the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini. Our primary uses of financing cash flows for the three months ended March 31, 2017 were for principal payments on existing debt of $205.8 million (which included $196.0 million of principal repayments under the Revolver, $8.6 million of fixed rate mortgage principal payoffs and $1.2 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $12.9 million and distributions to common shareholders of $10.6 million.
Credit Facility and Term Loan Facility
As discussed in Note 8 to the consolidated financial statements in Item 1, on January 29, 2018, we entered into an increase agreement and amendment with a syndicated group of lenders to increase the total borrowing capacity under our credit facility by adding a five-year Term Loan D to the credit facility in an aggregate outstanding principal amount of $125.0 million, for a total credit facility of over $1.0 billion. We have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.3 billion.
As of March 31, 2018, our credit facility provided for total borrowings of over $1.0 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million Term Loan A, (iii) a $155.0 million Term Loan B, (iv) a $105.0 million Term Loan C and (v) a $125.0 million Term Loan D. The Revolver matures in May 2020; provided that we may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021, the Term Loan B matures in May 2022, the Term Loan C matures in February 2024 and the Term Loan D matures in January 2023. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity.
As of March 31, 2018, $72.6 million was outstanding under the Revolver with an effective interest rate of 3.28%. As of March 31, 2018, after taking into account $4.7 million in outstanding letters of credit, we would have had the capacity to borrow remaining Revolver commitments of $322.7 million while remaining in compliance with the credit facility's financial covenants.
We also have a credit agreement with a syndicated group of lenders for a term loan facility (the "Term Loan Facility") in an aggregate amount of $100.0 million, which amount is outstanding, with an effective interest rate of 3.08% as of March 31, 2018. The Term Loan Facility matures in June 2023 and we have an expansion option under the Term Loan Facility, which, if exercised in full, would provide for a total Term Loan Facility in an aggregate amount of $200.0 million.
For a summary of our financial covenants and additional detail regarding our credit facility and Term Loan Facility please see Note 8 to the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Equity Transactions
Issuance of Common Shares
During the three months ended March 31, 2018, after receiving notices of redemption from certain OP unitholders, we elected to issue 145,334 common shares to such holders in exchange for 145,334 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 25 properties acquired during the three months ended March 31, 2018, $22.4 million of OP equity was issued (consisting of 464,263 OP units, 316,103 Series A-1 preferred units and 56,228 subordinated performance units).
During the three months ended March 31, 2018, the Company issued 2,024,170 OP units upon conversion of 997,074 subordinated performance units as further described under "Subordinated Performance Units and DownREIT Subordinated Performance Units" in Note 3 in Item 1 of this Quarterly Report.
Dividends and Distributions
On February 22, 2018, our board of trustees declared a cash dividend and distribution, respectively, of $0.28 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2018. On February 22, 2018, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 Preferred Unit to shareholders and unitholders of record as of March 15, 2018. On March 31, 2018, our board of trustees declared cash distributions of $5.6 million, in aggregate, to subordinated performance unitholders of record as of March 15, 2018. Such dividends and distributions were paid on March 29, 2018.
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
To the extent that we, as the general partner of our operating partnership, determine to make distributions to the partners of our operating partnership out of the operating cash flow of a real property portfolio managed by one of our PROs, operating cash flow from a property portfolio is required to be allocated to OP unitholders and to the holders of series of subordinated performance units that relate to such property portfolio as follows:
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of March 31, 2018, our operating partnership had an aggregate of $1,298.9 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of March 31, 2018, an aggregate of $140.1 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
Thereafter, any additional operating cash flow is allocated to OP unitholders and the applicable series of subordinated performance units equally.
Following the allocation described above, we as the general partner of our operating partnership, will generally cause our operating partnership to distribute the amounts allocated to the relevant series of subordinated performance units to the holders of such series of subordinated performance units. We, as the general partner, may cause our operating partnership to distribute the amounts allocated to OP unitholders or may cause our operating partnership to retain such amounts to be used by our operating partnership for any purpose. Any operating cash flow that is attributable to amounts retained by our operating partnership pursuant to the preceding sentence will generally be available to be allocated as an additional capital contribution to the various property portfolios.
The foregoing description of the allocation of operating cash flow between the OP unitholders and subordinated performance unitholders is used for purposes of determining distributions to holders of subordinated performance units but does not necessarily represent the operating cash flow that will be distributed to OP unitholders (or paid as dividends to holders of our common shares). Any distribution of operating cash flow allocated to the OP unitholders will be made at our discretion (and paid as dividends to holders of our common shares at the discretion of our board of trustees).

Under the LP Agreement of our operating partnership, capital transactions are transactions that are outside the ordinary course of our operating partnership's business, involve the sale, exchange, other disposition, or refinancing of any property, and are designated as capital transactions by us, as the general partner. To the extent the general partner determines to distribute capital transaction proceeds, the proceeds from capital transactions involving a particular property portfolio are required to be allocated to OP unitholders and to the series of subordinated performance units that relate to such property portfolio as follows:
First, an amount determined by us, as the general partner, of such capital transaction proceeds is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of operating cash flow) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP unitholders in respect of such property portfolio that relate to such capital transaction plus an additional amount equal to such unreturned capital contributions.
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
Thereafter, any additional capital transaction proceeds are allocated to OP unitholders and the applicable series of subordinated performance units equally.
Following the allocation described above, we, as the general partner of our operating partnership, will generally cause our operating partnership to distribute the amounts allocated to the relevant series of subordinated performance units to the holders of such series of subordinated performance units. We, as general partner of our operating partnership, may cause our operating partnership to distribute the amounts allocated to the OP unitholders or may cause our operating partnership to retain such amounts to be used by our operating partnership for any purpose. Any capital transaction proceeds that are attributable to amounts retained by our operating partnership pursuant to the preceding sentence will generally be available to be allocated as an additional capital contribution to the various property portfolios.
The foregoing allocation of capital transaction proceeds between the OP unitholders and subordinated performance unitholders is used for purposes of determining distributions to holders of subordinated performance units but does not necessarily represent the capital transaction proceeds that will be distributed to OP unitholders (or paid as dividends to holders of our common shares). Any distribution of capital transaction proceeds allocated to the OP unitholders will be made at our discretion (and paid as dividends to holders of our common shares at the discretion of our board of trustees).
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of March 31, 2018, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitments or intent to provide funding to any such entities. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

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
As of March 31, 2018, we had $72.6 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $0.8 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018 under the heading Item 1A. "Risk Factors" beginning on page 15, which is accessible on the SEC's website at www.sec.gov. During the three months ended March 31, 2018, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2018.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2018, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 145,334 common shares to satisfy redemption requests from certain limited partners.
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
On January 22, 2018, the Operating Partnership issued 207 OP units, in exchange for less than $0.1 million of principal payment reimbursements received during the year ended December 31, 2017 related to mortgages assumed in connection with the acquisition of 16 self storage properties from the PROs during the year ended December 31, 2014.
On February 1, 2018, January 11, 2018 and January 4, 2018, the Operating Partnership issued, in the aggregate, 316,103 Series A-1 preferred units and 464,056 OP units as partial consideration for the acquisition of a portfolio of 15 self storage properties from an unrelated third party.
Following a specified lock up period after the respective dates of issuance set forth above, the OP units and Series A-1 preferred units issued by the operating partnership may be redeemed from time to time by holders for a cash amount per OP unit or Series A-1 preferred unit, respectively, equal to the market value of an equivalent number of common shares or Series A preferred shares, respectively. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the operating partnership described above by issuing one common share in exchange for each OP unit tendered for redemption and one Series A preferred share in exchange for each Series A-1 preferred unit tendered for redemption. The Company has elected to report early the private placement of its common shares or Series A preferred shares that may occur if the Company elects to assume the redemption obligation of the operating partnership as described above in the event that OP units or Series A-1 preferred units, respectively, are in the future tendered for redemption.
Following a two year lock-up period, holders of subordinated performance units may elect, only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate, to convert all or a portion of such subordinated performance units into OP units one time each year by submitting a completed conversion notice prior to December 1 of such year. All duly submitted conversion notices will become effective on the immediately following January 1. For additional information about the conversion or exchange of subordinated performance units into OP units, see Note 3 in Item 1 of this Quarterly Report.
As of May 3, 2018, other than those OP units held by the Company, after reflecting the transactions described herein, 31,698,220 OP units of its operating partnership were outstanding (including 890,169 outstanding LTIP units in the operating partnership and 1,834,786 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions). These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2018, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares. The table below summarizes all of our repurchases of common shares during the quarter ended March 31, 2018:

Period	Total number of shares purchased		-	Total number of shares purchased as part of publicly announced plans or programs	Maximum numbers of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2018	2,748	(1)		n/a	n/a
February 1 - February 28, 2018	—			n/a	n/a
March 1 - March 31, 2018	—			n/a	n/a

(1) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $27.26 and is based on the closing price of our common shares as of January 1, 2018, the date of withholding.

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

3.2	Second Amended and Restated Bylaws of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on April 3, 2018, is incorporated herein by this reference)
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A, filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

4.1	Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated by reference)
10.1
Partnership Unit Designation of Series A-1 Preferred Units of NSA OP, LP dated as of January 5, 2018 (Exhibit 10.12 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)

10.2*	Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule 1 thereto
10.3*	Amendment to Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Arlen D. Nordhagen
10.4*	Amendment to Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Tamara D. Fischer
10.5*	Amendment to Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Steven B. Treadwell
10.6*	Amendment to Employment Agreement, dated January 1, 2017, by and between National Storage Affiliates Trust and Brandon Togashi
10.7
Third Increase Agreement and Amendment, dated as of January 29, 2018, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent (Exhibit 10.17 to the Annual Report on Form 10-K, filed with SEC on February 27, 2018, is incorporated by reference)

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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, tagged in XBRL: ((i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

*	Filed herewith.
**	Furnished herewith.

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
Date: May 4, 2018