Form 10-Q
period 2018-06-30
National Storage Affiliates Trust
filed 2018-08-07
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Yes ☐ No ☒
As of August 6, 2018, 56,524,670 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Real estate
Self storage properties	$2,475,217	$2,275,233
Less accumulated depreciation	(206,827)	(170,358)
Self storage properties, net	2,268,390	2,104,875
Cash and cash equivalents	16,419	13,366
Restricted cash	7,109	3,041
Debt issuance costs, net	1,746	2,185
Investment in unconsolidated real estate venture	88,725	89,093
Other assets, net	78,166	52,615
Assets held for sale	—	1,555
Total assets	$2,460,555	$2,266,730
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,149,789	$958,097
Accounts payable and accrued liabilities	26,983	24,459
Deferred revenue	13,546	12,687
Total liabilities	1,190,318	995,243
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 6,900,000 issued and outstanding at June 30, 2018 and December 31, 2017, at liquidation preference	172,500	172,500
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 50,539,575 and 50,284,934 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	505	503
Additional paid-in capital	701,256	711,467
Distributions in excess of earnings	(73,307)	(55,729)
Accumulated other comprehensive income	20,211	12,282
Total shareholders' equity	821,165	841,023
Noncontrolling interests	449,072	430,464
Total equity	1,270,237	1,271,487
Total liabilities and equity	$2,460,555	$2,266,730

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Rental revenue	$75,019	$60,154	$147,030	$117,998
Other property-related revenue	2,549	2,045	4,870	3,926
Management fees and other revenue	2,155	2,142	4,316	3,980
Total revenue	79,723	64,341	156,216	125,904
OPERATING EXPENSES
Property operating expenses	25,184	19,803	50,410	39,552
General and administrative expenses	8,460	7,405	16,766	14,586
Depreciation and amortization	22,389	17,800	43,757	36,483
Total operating expenses	56,033	45,008	110,933	90,621
Income from operations	23,690	19,333	45,283	35,283
OTHER (EXPENSE) INCOME
Interest expense	(10,472)	(8,160)	(20,107)	(15,631)
Equity in earnings (losses) of unconsolidated real estate venture	100	(765)	48	(1,550)
Acquisition costs	(150)	(167)	(330)	(311)
Non-operating expense	—	(14)	(84)	(66)
(Loss) gain on sale of self storage properties	(83)	5,637	391	5,637
Other expense	(10,605)	(3,469)	(20,082)	(11,921)
Income before income taxes	13,085	15,864	25,201	23,362
Income tax expense	(44)	(288)	(187)	(605)
Net income	13,041	15,576	25,014	22,757
Net income attributable to noncontrolling interests	(7,150)	(13,209)	(8,663)	(19,835)
Net income attributable to National Storage Affiliates Trust	5,891	2,367	16,351	2,922
Distributions to preferred shareholders	(2,587)	—	(5,175)	—
Net income attributable to common shareholders	$3,304	$2,367	$11,176	$2,922

Earnings (loss) per share - basic	$0.07	$0.05	$0.22	$0.07
Earnings (loss) per share - diluted	$0.07	$0.05	$0.19	$0.07

Weighted average shares outstanding - basic	50,486	44,223	50,393	43,814
Weighted average shares outstanding - diluted	50,486	44,223	100,492	43,814
Dividends declared per common share	$0.29	$0.26	$0.57	$0.50

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$13,041	$15,576	$25,014	$22,757
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	4,665	(3,852)	13,655	(2,239)
Reclassification of other comprehensive (income) loss to interest expense	(281)	760	(232)	1,530
Other comprehensive income (loss)	4,384	(3,092)	13,423	(709)
Comprehensive income	17,425	12,484	38,437	22,048
Comprehensive income attributable to noncontrolling interests	(8,834)	(11,992)	(13,838)	(19,578)
Comprehensive income attributable to National Storage Affiliates Trust	$8,591	$492	$24,599	$2,470

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	Income	Interests	Equity
Balances, December 31, 2017	6,900,000	$172,500	50,284,934	$503	$711,467	$(55,729)	$12,282	$430,464	$1,271,487
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	22,403	22,403
Redemptions of OP units	—	—	246,582	2	3,226	—	87	(3,315)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(13,498)	—	(406)	13,904	—
Issuance of OP units	—	—	—	—	—	—	—	5	5
Equity-based compensation expense	—	—	—	—	136	—	—	1,650	1,786
Issuance of restricted common shares	—	—	12,311	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(4,252)	—	(75)	—	—	—	(75)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	347	347
Preferred share dividends	—	—	—	—	—	(5,175)	—	—	(5,175)
Common share dividends	—	—	—	—	—	(28,754)	—	—	(28,754)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(30,224)	(30,224)
Other comprehensive income	—	—	—	—	—	—	8,248	5,175	13,423
Net income	—	—	—	—	—	16,351	—	8,663	25,014
Balances, June 30, 2018	6,900,000	$172,500	50,539,575	$505	$701,256	$(73,307)	$20,211	$449,072	$1,270,237

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,014	$22,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,757	36,483
Amortization of debt issuance costs	1,219	1,059
Amortization of debt discount and premium, net	(744)	(791)
Gain on sale of self storage properties	(391)	(5,637)
Equity-based compensation expense	1,786	1,923
Equity in (earnings) losses of unconsolidated real estate venture	(48)	1,550
Distributions from unconsolidated real estate venture	2,806	2,417
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(916)	(3,312)
Accounts payable and accrued liabilities	1,863	(649)
Deferred revenue	(61)	(256)
Net Cash Provided by Operating Activities	74,285	55,544
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(162,322)	(86,945)
Capital expenditures	(10,126)	(7,085)
Investments in and advances to unconsolidated real estate venture	(2,390)	(12,647)
Distributions from unconsolidated real estate venture	—	250
Deposits and advances for self storage property and other acquisitions	(18,286)	(565)
Expenditures for corporate furniture, equipment and other	(81)	(157)
Proceeds from sale of self storage properties	5,259	15,342
Net Cash Used In Investing Activities	(187,946)	(91,807)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of subordinated performance units	—	7,000
Borrowings under debt financings	438,500	310,500
Receipts for OP unit subscriptions	606	567
Principal payments under debt financings	(252,417)	(218,762)
Payment of dividends to common shareholders	(28,754)	(22,073)
Distributions to preferred shareholders	(5,175)	—
Distributions to noncontrolling interests	(29,918)	(26,866)
Debt issuance costs	(1,829)	(1,346)
Equity offering costs	(231)	(549)
Net Cash Provided By Financing Activities	120,782	48,471
Increase in Cash, Cash Equivalents and Restricted Cash	7,121	12,208
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	16,407	15,337
End of period	$23,528	$27,545

Supplemental Cash Flow Information
Cash paid for interest	$18,981	$15,061

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The Company owned 479 consolidated self storage properties in 26 states with approximately 29.0 million rentable square feet in approximately 230,000 storage units as of June 30, 2018. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away") and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini") of Orlando, Florida.
As of June 30, 2018, the Company also managed through its iStorage property management platform an additional portfolio of 72 unconsolidated properties owned by the Company's unconsolidated real estate venture (the "2016 Joint Venture"). These properties contain approximately 5.0 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states. The Company owns a 25% equity interest in the 2016 Joint Venture.
As of June 30, 2018, in total, the Company operated and held ownership interests in 551 self storage properties located across 29 states with approximately 34.0 million rentable square feet in approximately 270,000 storage units.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Company's results of operations for the quarterly period ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period.

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
As of June 30, 2018 and December 31, 2017, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $244.1 million and $248.0 million as of June 30, 2018 and December 31, 2017, respectively. For the DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $139.4 million and $140.3 million as of June 30, 2018 and December 31, 2017, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
Other property-related revenue
Other property-related revenue consists of ancillary revenues such as tenant insurance and/or tenant warranty protection-related access fees and sales of storage supplies which are recognized in the period earned.
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended June 30, 2018 and 2017, the Company recognized $1.8 million and $1.4 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the six months ended June 30, 2018 and 2017, the Company recognized $3.5 million and $2.8 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the three months ended June 30, 2018 and 2017, the Company recognized retail sales of $0.4 million and $0.3 million, respectively, and during the six months ended June 30, 2018 and 2017, the Company recognized retail sales of $0.8 million and $0.6 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, call center fees, platform fees, acquisition fees, and a portion of tenant warranty protection proceeds that the Company earns for managing and operating its 2016 Joint Venture.
The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the 2016 Joint Venture assets, the call center fees are equal to 1% of monthly gross revenues and net sales revenues from the 2016 Joint Venture assets, and the platform fees are equal to $1,250 per month per 2016 Joint Venture property. The Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the 2016 Joint Venture properties. During the three months ended June 30, 2018 and 2017, the Company recognized property management fees, call center fees and platform fees of $1.4 million and $1.2 million, respectively, and during the six months ended June 30, 2018 and 2017, the Company recognized property management fees, call center fees and platform fees of $2.7 million and $2.3 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the 2016 Joint Venture. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial JV Portfolio") in 2016, at the time of the Initial JV Portfolio acquisition. This fee may be refundable to the 2016 Joint Venture, on a prorated basis, if the Company is removed as the 2016 Joint Venture managing member during the initial four year life of the 2016 Joint Venture and as such, the Company's performance obligation for this acquisition fee is satisfied over this period. As of June 30, 2018 and December 31, 2017, the Company had deferred revenue related to the Initial JV Portfolio acquisition fee of $2.3 million and $2.8 million, respectively. The Company also earns acquisition fees for properties acquired by the 2016 Joint Venture subsequent to the Initial JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the 2016 Joint Venture members, and are generally earned when the 2016 Joint Venture obtains title and control of the acquired property. During the three months ended June 30, 2018 and 2017, the Company recognized acquisition fees of $0.3 million and $0.6 million, respectively, and during the six months ended June 30, 2018 and 2017, the Company recognized acquisition fees of $0.6 million and $0.9 million, respectively.

An affiliate of the Company provides tenant warranty protection to tenants at the 2016 Joint Venture properties in exchange for 50% of all proceeds from the tenant warranty protection program at each 2016 Joint Venture property. During the three months ended June 30, 2018 and 2017, the Company recognized $0.5 million and $0.5 million, respectively, of revenue related to these activities and during the six months ended June 30, 2018 and 2017, the Company recognized $1.0 million and $1.0 million, respectively, of revenue related to these activities.
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
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance for accounting for leases, including requiring lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and lessees to recognize most leases on-balance sheet as lease liabilities with corresponding right-of-use assets. ASU 2016-02 initially required a modified retrospective approach, with entities applying the new guidance at the beginning of the earliest period presented in the financial statements in which they first apply the new standard, with certain elective transition relief. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which allows entities the option to apply the new standard at adoption date with a cumulative-effect adjustment in the period of adoption. The Company will adopt ASU 2016-02 and ASU 2018-11 effective January 1, 2019. The Company is evaluating the effect that ASU 2016-02 and ASU 2018-11 will have on its operating leases, condensed consolidated financial statements and related disclosures. The Company expects ASU 2016-02 and ASU 2018-11 to primarily impact its accounting for its non-cancelable leasehold interest agreements in which it is the lessee.
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
As of June 30, 2018 and December 31, 2017, units reflecting noncontrolling interests consisted of the following:

	June 30, 2018	December 31, 2017
Series A-1 preferred units	316,103	—
OP units	28,961,458	26,719,607
Subordinated performance units	10,663,892	11,604,738
LTIP units	940,597	771,396
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	47,103,835	45,317,526
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A preferred shares") or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The increase in Series A-1 preferred units outstanding from December 31, 2017 to June 30, 2018 was due to the issuance of Series A-1 preferred units in connection with the acquisition of self storage properties during the first quarter of 2018.
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
The increase in OP Units outstanding from December 31, 2017 to June 30, 2018 was due to the issuance of 2,024,170 OP units related to the voluntary conversions of 997,074 subordinated performance units (as discussed further below) and the issuance of 464,263 OP units in connection with the acquisition of self storage properties, partially offset by the redemption of 246,582 OP units for common shares.
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
Following such lock-out period, a holder of subordinated performance units in the Company's operating partnership may elect a voluntary conversion one time each year prior to December 1st to convert a pre-determined portion of such subordinated performance units into OP units in the Company's operating partnership, with such conversion effective January 1st of the following year, with each subordinated performance unit being converted into the number of OP units determined by dividing the average cash available for distribution, or CAD, per unit on the series of specific subordinated performance units over the one-year period prior to conversion by 110% of the CAD per unit on the OP units determined over the same period. CAD per unit on the series of specific subordinated performance units and OP units is determined by the Company based generally upon the application of the provisions of the LP Agreement applicable to the distributions of operating cash flow and capital transactions proceeds.
The decrease in subordinated performance units outstanding from December 31, 2017 to June 30, 2018 was due to the voluntary conversion of 997,074 subordinated performance units into 2,024,170 OP units partially offset by the issuance of 56,228 subordinated performance units for co-investment by certain of the Company's PROs in connection with the acquisition of self storage properties.
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
The increase in LTIP units outstanding from December 31, 2017 to June 30, 2018 was due to the issuance of compensatory LTIP units to employees and trustees.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Land	$559,182	$528,304
Buildings and improvements	1,910,322	1,741,459
Furniture and equipment	5,713	5,470
Total self storage properties	2,475,217	2,275,233
Less accumulated depreciation	(206,827)	(170,358)
Self storage properties, net	$2,268,390	$2,104,875
Depreciation expense related to self storage properties amounted to $18.9 million and $14.3 million during the three months ended June 30, 2018 and 2017, respectively, and $36.9 million and $28.4 million during the six months ended June 30, 2018 and 2017, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE
As of June 30, 2018, the Company's 2016 Joint Venture owned and operated a portfolio of 72 properties containing approximately 5.0 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states. The 2016 Joint Venture acquired one self storage property for $9.5 million during the six months ended June 30, 2018. The 2016 Joint Venture financed the self storage property acquisition with capital contributions from the 2016 Joint Venture members, of which the Company contributed $2.4 million for its 25% proportionate share.
The following table presents the condensed financial position of the 2016 Joint Venture as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
ASSETS
Self storage properties, net	$655,989	$655,973
Other assets	8,217	8,397
Total assets	$664,206	$664,370
LIABILITIES AND EQUITY
Debt financing	$317,522	$317,359
Other liabilities	5,916	4,855
Equity	340,768	342,156
Total liabilities and equity	$664,206	$664,370

The following table presents the condensed operating information of the 2016 Joint Venture for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Total revenue	$15,196	$13,059
Property operating expenses	5,000	4,432
Net operating income	10,196	8,627
Supervisory, administrative and other expenses	(1,072)	(941)
Depreciation and amortization	(5,527)	(7,676)
Interest expense	(2,928)	(2,802)
Acquisition and other expenses	(275)	(267)
Net income (loss)	$394	$(3,059)

	Six Months Ended June 30,
	2018	2017
Total revenue	$30,002	$25,566
Property operating expenses	10,293	8,500
Net operating income	19,709	17,066
Supervisory, administrative and other expenses	(2,129)	(1,839)
Depreciation and amortization	(11,034)	(15,165)
Interest expense	(5,827)	(5,628)
Acquisition and other expenses	(537)	(633)
Net income (loss)	$182	$(6,199)

6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 37 self storage properties and an expansion project at an existing property with an estimated fair value of $198.7 million during the six months ended June 30, 2018. Of these acquisitions, one self storage property and an expansion project at an existing property with an estimated fair value of $7.4 million were acquired by the Company from its PROs. The 37 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $1.1 million of acquisition costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $4.8 million, resulting in a total fair value of $193.9 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the six months ended June 30, 2018 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Mortgages Assumed	Other Liabilities	Total

March 31, 2018	25	$105,135	$22,403	$7,581	$670	$135,789
June 30, 2018	12	62,470	—	—	467	62,937
Total	37	$167,605	$22,403	$7,581	$1,137	$198,726

(1)	Value of OP equity represents the fair value of Series A-1 preferred units, OP units, subordinated performance units and LTIP units.
Dispositions
During the six months ended June 30, 2018, the Company sold to unrelated third parties two self storage properties, one of which was classified as held for sale as of December 31, 2017. The gross sales price was $5.5 million and the Company recognized $0.4 million of gains on the sales.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	June 30, 2018	December 31, 2017
Customer in-place leases, net of accumulated amortization of $7,711 and $3,914, respectively	$5,064	$6,590
Receivables:
Trade, net	2,481	2,274
PROs and other affiliates	1,245	979
Receivable from unconsolidated real estate venture	1,421	1,200
Property acquisition and other deposits	18,286	5,050
Interest rate swaps	25,856	12,414
Prepaid expenses and other	4,111	3,949
Corporate furniture, equipment and other, net	1,341	1,444
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $1,210 and $856, respectively	9,411	9,765
Goodwill	5,750	5,750
Total	$78,166	$52,615
Amortization expense related to customer in-place leases amounted to $3.3 million and $3.2 million for the three months ended June 30, 2018 and 2017, respectively, and $6.3 million and $7.5 million during the six months ended June 30, 2018 and 2017, respectively. Amortization expense related to the management contract amounted to $0.2 million and $0.2 million for the three months ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.4 million for the six months ended June 30, 2018 and 2017, respectively.
8. DEBT FINANCING
The Company's outstanding debt as of June 30, 2018 and December 31, 2017 is summarized as follows (dollars in thousands):

	Interest Rate(1)	June 30, 2018	December 31, 2017
Credit Facility:
Revolving line of credit	3.49%	$80,125	$88,500
Term loan A	2.91%	235,000	235,000
Term loan B	2.94%	155,000	155,000
Term loan C	3.71%	105,000	105,000
Term loan D	3.79%	125,000	—
Term loan facility	2.95%	175,000	100,000
Fixed rate mortgages payable	4.17%	273,335	271,491
Total principal		1,148,460	954,991
Unamortized debt issuance costs and debt premium, net		1,329	3,106
Total debt		$1,149,789	$958,097

(1)
Represents the effective interest rate as of June 30, 2018. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility Increase
 On January 29, 2018, pursuant to a full exercise by the Company's operating partnership of its remaining expansion option and a partial exercise of its Additional Expansion Option (defined below) under its credit agreement dated as of May 6, 2016, the Company's operating partnership, as borrower, certain of its subsidiaries that are party to the credit agreement, as subsidiary guarantors, and the Company entered into a third increase agreement and amendment (the "Increase Agreement") with a syndicated group of lenders to increase the total borrowing capacity under the Company's credit agreement by adding an additional tranche D term loan facility in an aggregate outstanding principal amount of $125.0 million, for a total credit agreement of over $1.0 billion consisting of the following components: (i) a $400.0 million revolving line of credit (the "Revolver"), (ii) a tranche A term loan facility (the "Term Loan A"), which provides for a total borrowing commitment of up to $235.0 million, (iii) a tranche B term loan facility (the "Term Loan B"), which provides for a total borrowing commitment of up to $155.0 million, (iv) a tranche C term loan facility (the "Term Loan C"), which provides for a total borrowing commitment of up to $105.0 million and (iv) a tranche D term loan facility (the "Term Loan D" and together with the Revolver, the Term Loan A, Term Loan B and Term Loan C, the "credit facility"), which provides for a total borrowing commitment of up to $125.0 million. The Company renewed its expansion option under the credit facility to permit an additional $300.0 million of revolving commitments and/or term loans (the "Additional Expansion Option"), which was partially exercised in the amount of $20.0 million in connection with the Term Loan D. If exercised in full, the Additional Expansion Option would provide for a total borrowing capacity under the credit facility of $1.3 billion.
The Term Loan D matures on January 29, 2023. It is not subject to any scheduled reduction or amortization payment prior to maturity. Interest rates applicable to loans under the Term Loan D are determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the Term Loan D are leverage based and range from 1.30% to 1.85% for LIBOR loans and 0.30% to 0.85% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the Term Loan D is subject to the rating based on applicable margins ranging from 0.90% to 1.75% for LIBOR Loans and 0.00% to 0.75% for base rate loans. The Term Loan D may be prepaid at any time without penalty.
Other than the increases and amendments related to the Term Loan D and the Additional Expansion Option described above, the Increase Agreement did not impact or amend the credit facility's previously disclosed terms, including its covenants, events of default, or terms of payment. For a summary of the Company's financial covenants and additional detail regarding the Company's credit facility, term loan facility, and fixed rate mortgages payable, please see Note 8 to the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
As of June 30, 2018, the Company had outstanding letters of credit totaling $4.7 million and would have had the capacity to borrow remaining Revolver commitments of $315.2 million while remaining in compliance with the credit facility's financial covenants. At June 30, 2018, the Company was in compliance with all such covenants.
Term Loan B Reprice
On May 31, 2018, the Company, under its credit agreement dated as of May 6, 2016, the Company's operating partnership, as borrower, and certain of its subsidiaries that are party to the credit agreement, as subsidiary guarantors, entered into a fourth amendment with a syndicated group of lenders to reduce the applicable margins for borrowings under the Term Loan B. The amended applicable margins for LIBOR loans range from 1.30% to 1.70% and for base rate loans range from 0.30% to 0.70%; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the Term Loan B is subject to the rating based on applicable margins ranging from 0.90% to 1.75% for LIBOR Loans and 0.00% to 0.75% for base rate loans. Other than the reduction in the applicable margins for borrowings under the Term Loan B described above, the fourth amendment did not impact or amend the credit facility's previously disclosed terms, including its covenants, events of default, or terms of payment.
Term Loan Facility Increase and Reprice
On June 5, 2018, the Company's operating partnership and the Company entered into the Second Amendment (the "Second Amendment") to the Credit Agreement, dated as of June 30, 2016, by and among the Company's operating partnership, as borrower, certain of its subsidiaries that are party thereto, as subsidiary guarantors, the Company, Capital One, National Association, as administrative agent, and the other lenders party thereto. Under the Second Amendment, the Company's operating partnership, among other things, partially exercised its existing $100.0 million expansion option in an aggregate amount equal to $75.0 million, increasing the aggregate amount outstanding under the term loan facility (the "Term Loan Facility") to $175.0 million. The Company also increased the remaining expansion option by $200.0 million, for a total expansion option of $225.0 million. If the remaining expansion option is exercised in full, the total expansion option would provide for a total borrowing capacity under the Term Loan Facility in an aggregate amount of $400.0 million.
In addition, the Second Amendment reduces the applicable margin for borrowings under the Term Loan Facility. The amended applicable margins for LIBOR loans range from 1.30% to 1.70% and for base rate loans range from 0.30% to 0.70%; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the Term Loan Facility is subject to the rating based on applicable margins ranging from 0.90% to 1.75% for LIBOR loans and 0.00% to 0.75% for base rate loans. The covenants, events of default, and terms of payment under the Term Loan Facility are otherwise unchanged.
Future Debt Obligations
Based on existing debt agreements in effect as of June 30, 2018, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2018	$5,197	$(115)	$5,082
2019	5,128	(253)	4,875
2020	119,522	(605)	118,917
2021	242,603	(684)	241,919
2022	159,205	(308)	158,897
2023	377,049	73	377,122
Thereafter	239,756	3,221	242,977
	$1,148,460	$1,329	$1,149,789

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2018 and 2017, (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$13,041	$15,576	$25,014	$22,757
Net income attributable to noncontrolling interests	(7,150)	(13,209)	(8,663)	(19,835)
Net income attributable to National Storage Affiliates Trust	5,891	2,367	16,351	2,922
Distributions to preferred shareholders	(2,587)	—	(5,175)	—
Distributed and undistributed earnings allocated to participating securities	(7)	(7)	(14)	(13)
Net income attributable to common shareholders - basic	3,297	2,360	11,162	2,909
Effect of assumed conversion of dilutive securities	—	—	8,356	—
Net income attributable to common shareholders - diluted	$3,297	$2,360	$19,518	$2,909

Denominator
Weighted average shares outstanding - basic	50,486	44,223	50,393	43,814
Effect of dilutive securities:
Weighted average OP units outstanding	—	—	29,060	—
Weighted average DownREIT OP unit equivalents outstanding	—	—	1,835	—
Weighted average LTIP units outstanding	—	—	323	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	—	18,881	—
Weighted average shares outstanding - diluted	50,486	44,223	100,492	43,814

Earnings (loss) per share - basic	$0.07	$0.05	$0.22	$0.07
Earnings (loss) per share - diluted	$0.07	$0.05	$0.19	$0.07

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and six months ended June 30, 2018, 383,712 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three and six months ended June 30, 2018, 224,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three months ended June 30, 2018 and 2017, and the six months ended June 30, 2017, potential common shares totaling 50.6 million, 50.3 million and 50.2 million, respectively, related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
The Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services related to the Company's self storage properties. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended June 30, 2018 and 2017, the Company incurred $4.2 million and $3.5 million, respectively, for supervisory and administrative fees to the PROs and during the six months ended June 30, 2018 and 2017, the Company incurred $8.2 million and $6.8 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Payroll Services
The employees responsible for operation of the self storage properties are generally employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended June 30, 2018 and 2017, the Company incurred $7.2 million and $5.9 million, respectively, for payroll and related costs reimbursable to these PROs and for the six months ended June 30, 2018 and 2017, the Company incurred $14.5 million and $11.7 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended June 30, 2018 and 2017, the Company incurred $0.1 million and $0.2 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs and during the six months ended June 30, 2018 and 2017, the Company incurred $0.3 million and $0.3 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the six months ended June 30, 2018, the operating partnership issued 11,490 subordinated performance units to an affiliate of Personal Mini (the Company's chairman and chief executive officer, Arlen D. Nordhagen, has a noncontrolling minority ownership interest in this affiliate of Personal Mini), for $0.3 million of co-investment related to the acquisition of a self storage property from an unrelated third party.
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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2016	$8,159
Swap ineffectiveness	6
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	1,530
Unrealized losses on interest rate swaps included in accumulated other comprehensive income	(2,239)
Fair value at June 30, 2017	$7,456

Fair value at December 31, 2017	$12,414
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(232)
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	13,655
Fair value at June 30, 2018	$25,837
As of June 30, 2018 and December 31, 2017, the Company had outstanding interest rate swaps with aggregate notional amounts of $720.0 million and $595.0 million, respectively, designated as cash flow hedges. As of June 30, 2018, the Company's swaps had a weighted average remaining term of approximately 4.4 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at June 30, 2018 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $4.5 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates are above the 1.77% weighted average fixed rate under these interest rate swaps, the Company benefits from net cash payments due from its swap counterparties.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the six months ended June 30, 2018 and 2017. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of June 30, 2018, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at June 30, 2018 and December 31, 2017, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at June 30, 2018 and December 31, 2017 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $273.3 million as of June 30, 2018 with a fair value of approximately $279.1 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 4.39%, compared to the weighted average contractual interest rate of 4.85%. The combined principal balance of the Company's fixed rate mortgages was approximately $271.5 million as of December 31, 2017 with a fair value of approximately $282.6 million. In determining the fair value as of December 31, 2017, the Company estimated a weighted average market interest rate of approximately 4.04%, compared to the weighted average contractual interest rate of 4.87%.

13. SUBSEQUENT EVENTS
2018 Joint Venture
On July 6, 2018, a wholly owned subsidiary of the Company (the "NSA Member") entered into a limited liability company agreement (the "JV Agreement") of NSA HHF JV, LLC (the "2018 Joint Venture") with an affiliate of Heitman America Real Estate REIT LLC (the "JV Investor" and, together with the NSA Member, the "Members"). The JV Agreement contemplates that the 2018 Joint Venture will acquire from Simply Self Storage, which is a portfolio company of a private real estate fund managed by Brookfield Asset Management, two REITs that own a portfolio of self storage properties (the "Portfolio") for an aggregate purchase price of approximately $1.325 billion (the "Acquisition"). The Portfolio consists of 112 self storage properties containing approximately 8.7 million rentable square feet, configured in over 68,000 storage units and located across 17 states and Puerto Rico.
The closing of the Acquisition by the 2018 Joint Venture, which is subject to the satisfaction of a number of closing conditions, is expected during the third quarter of 2018. Following the closing, the Company expects to rebrand the majority of the Portfolio under its iStorage brand, and the Company’s iStorage management platform will operate the properties.
Under the terms of the JV Agreement, the Company has committed approximately $160.8 million to the 2018 Joint Venture in exchange for a 25% ownership interest. The JV Investor has completed the arrangements for all of the co-investment capital necessary to commit approximately $482.3 million to the 2018 Joint Venture in exchange for the remaining 75% ownership interest necessary to complete the Acquisition.
These capital commitments include each Member's pro rata share of $6.0 million in estimated capital expenditures and $19.0 million in estimated transaction expenses. The Company has committed an additional $64.0 million capital contribution to the 2018 Joint Venture to acquire the six self storage properties in the Portfolio located in Puerto Rico and a single self storage property in the Portfolio located in Ohio (the "Distribution Properties"), which will be distributed by the 2018 Joint Venture to the Company immediately following the closing of the Acquisition in redemption of the interest associated with such additional capital contribution. The 105 properties from the Portfolio that will remain in the 2018 Joint Venture post-closing contain approximately 8.1 million rentable square feet configured in approximately 63,000 storage units.
As of August 6, 2018, the NSA Member had contributed $34.1 million to the 2018 Joint Venture to fund a portion of the $53.0 million non-refundable cash deposit that was made by the 2018 Joint Venture in connection with the Acquisition.
The 2018 Joint Venture has signed a non-binding term sheet with two institutional lenders to provide approximately $643.0 million in secured debt financing to the 2018 Joint Venture, which if obtained, would be used by the 2018 Joint Venture to fund the balance of the purchase price for the Acquisition. The term sheet contemplates that the interest-only financing would carry an interest rate of 4.34% per annum and have a maturity of 10 years. The debt financing would be secured by a first mortgage lien on each self storage property held by the 2018 Joint Venture, except for the Distribution Properties. Although the Company expects the 2018 Joint Venture’s debt financing to be agreed as outlined in the term sheet, the term sheet does not represent a binding commitment, and there can be no assurance that the debt financing needed by the 2018 Joint Venture to complete the Acquisition will actually be arranged on the above terms or at all.
A subsidiary of the Company will act as the non-member manager of the 2018 Joint Venture (the "NSA Manager"). The NSA Manager will direct, manage and control the day-to-day operations and affairs of the 2018 Joint Venture. Certain decisions involving the business of the 2018 Joint Venture and its subsidiaries, including, among others, the approval of annual budgets, sales and acquisitions of properties, financings and certain actions relating to bankruptcy matters, require the approval of both the NSA Member and the JV Investor. The Company expects that the 2018 Joint Venture will not be consolidated in the financial statements of the Company, however, the Company does not expect to finalize its consolidation analysis until the closing of the Acquisition.
The 2018 Joint Venture will pay certain customary fees to the NSA Manager and its affiliates for managing and operating the properties, including a monthly property management fee equal to 6% of monthly gross revenues and net sales revenues from the 2018 Joint Venture assets, a monthly platform fee equal to $1,250 per property, an acquisition fee equal to $4.0 million, of which one-fourth is earned each year over the first four years of the 2018 Joint Venture, with an additional fee determined on a sliding scale for future acquisitions, and a development management fee for any development projects undertaken by the 2018 Joint Venture equal to 3% of construction costs (excluding "soft costs"). In addition, the 2018 Joint Venture will reimburse NSA Manager and its affiliates for costs associated with the integration and transfer of the properties in the Portfolio in an amount equal to $2.0 million. An affiliate of the NSA Manager will provide tenant warranty protection or tenant insurance to tenants at the 2018 Joint Venture properties in exchange for 50% of all proceeds from such tenant warranty protection or tenant insurance program at each 2018 Joint Venture property.
Common Share Offering
On July 13, 2018, the Company closed a follow-on offering of 5,900,000 of its common shares at an offering price of $29.86 per share. The Company received aggregate net proceeds from the offering of approximately $175.7 million after deducting estimated expenses associated with the offering. The Company used the net proceeds from the offering to repay all borrowings outstanding under its Revolver, and the Company expects to use the remaining net proceeds from the offering, together with amounts it expects to redraw from its Revolver, to make capital contributions to the 2018 Joint Venture.

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
Statements regarding the following subjects, among others, may be forward-looking:

•	market trends in our industry, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	the acquisition of properties, including those under contract to be acquired by the 2018 Joint Venture and our ability to execute on our acquisition pipeline;

•	the timing of the closing of the portfolio under contract by the 2018 Joint Venture and the timing of other acquisitions under contract;

•	the timing and ability of the 2018 Joint Venture to secure the debt financing required by the 2018 Joint Venture to complete the acquisition;

•	our relationships with, and our ability and timing to attract additional, PROs;

•	our ability to effectively align the interests of our PROs with us and our shareholders;

•	the integration of our PROs and their managed portfolios into the Company, including into our financial and operational reporting infrastructure and internal control framework;

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

Our PROs
The Company had eight PROs as of June 30, 2018: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away and Personal Mini. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of June 30, 2018, we owned a geographically diversified portfolio of 479 self storage properties, located in 26 states, comprising approximately 29.0 million rentable square feet, configured in approximately 230,000 storage units. Of these properties, 244 were acquired by us from our PROs and 235 were acquired by us from third-party sellers.
During the six months ended June 30, 2018, we acquired 37 self storage properties and an expansion project at an existing property for $198.7 million, comprising approximately 1.9 million rentable square feet, configured in approximately 16,500 storage units. Of these acquisitions, one was acquired by us from a PRO and 36 were acquired by us from third-party sellers.
During the six months ended June 30, 2018, we sold to unrelated third parties two self storage properties for $5.5 million, comprising approximately 0.1 million rentable square feet, configured in approximately 1,500 storage units.
Our 2016 Joint Venture
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
As of June 30, 2018, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 72 properties containing approximately 5.0 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the six months ended June 30, 2018, our 2016 Joint Venture acquired one self storage property for $9.5 million, comprising approximately 0.1 million rentable square feet, configured in approximately 500 storage units.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our 2016 Joint Venture. We earn certain customary fees for managing and operating the 2016 Joint Venture properties and we provide tenant warranty protection to tenants at the 2016 Joint Venture properties in exchange for half of all proceeds from the tenant warranty protection program at each 2016 Joint Venture property.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 37 self storage properties during the six months ended June 30, 2018 and 65 self storage properties during the year ended December 31, 2017. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of June 30, 2018, our same store portfolio consisted of 376 self storage properties.

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
Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
Net income was $13.0 million for the three months ended June 30, 2018, compared to $15.6 million for the three months ended June 30, 2017, reflecting a decrease of $2.6 million. The decrease was primarily due to a decrease in gain on sale of self storage properties, increases in depreciation and amortization, interest expense and general and administrative expenses, offset by an increase in net operating income ("NOI") resulting from an additional 87 self storage properties acquired between July 1, 2017 and June 30, 2018 and same store NOI growth. For a description of NOI, see "Non-GAAP Financial measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 (dollars in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Rental revenue
Same store portfolio	$60,314	$58,202	$2,112
Non-same store portfolio	14,705	1,952	12,753
Total rental revenue	75,019	60,154	14,865
Other property-related revenue
Same store portfolio	2,040	1,973	67
Non-same store portfolio	509	72	437
Total other property-related revenue	2,549	2,045	504
Property operating expenses
Same store portfolio	19,486	19,026	460
Non-same store portfolio	5,698	777	4,921
Total property operating expenses	25,184	19,803	5,381
Net operating income
Same store portfolio	42,868	41,149	1,719
Non-same store portfolio	9,516	1,247	8,269
Total net operating income	52,384	42,396	9,988
Management fees and other revenue	2,155	2,142	13
General and administrative expenses	(8,460)	(7,405)	(1,055)
Depreciation and amortization	(22,389)	(17,800)	(4,589)
Income from operations	23,690	19,333	4,357
Other (expense) income
Interest expense	(10,472)	(8,160)	(2,312)
Equity in earnings (losses) of unconsolidated real estate venture	100	(765)	865
Acquisition costs	(150)	(167)	17
Non-operating expense	—	(14)	14
(Loss) gain on sale of self storage properties	(83)	5,637	(5,720)
Other expense	(10,605)	(3,469)	(7,136)
Income before income taxes	13,085	15,864	(2,779)

	Three Months Ended June 30,
	2018	2017	Change
Income tax expense	(44)	(288)	244
Net income	13,041	15,576	(2,535)
Net income attributable to noncontrolling interests	(7,150)	(13,209)	6,059
Net income attributable to National Storage Affiliates Trust	5,891	2,367	3,524
Distributions to preferred shareholders	(2,587)	—	(2,587)
Net income attributable to common shareholders	$3,304	$2,367	$937
Total Revenue
Our total revenue increased by $15.4 million, or 23.9%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase was primarily attributable to incremental revenue from 87 self storage properties acquired between July 1, 2017 and June 30, 2018 and regular rental increases for in-place tenants. Average total portfolio occupancy decreased from 89.4% for the six months ended June 30, 2017 to 88.9% for the six months ended June 30, 2018. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $14.9 million, or 24.7%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The increase in rental revenue was due to a $12.8 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $11.2 million from 75 self storage properties acquired between July 1, 2017 and March 31, 2018, and $0.6 million from 12 self storage properties acquired during the three months ended June 30, 2018. Same store portfolio rental revenues increased $2.1 million, or 3.6%, due to a 3.1% increase, from $11.43 to $11.79, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by increased contractual lease rates and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.5 million, or 24.6%, for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. This increase primarily resulted from a $0.4 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.4 million from 75 self storage properties acquired between July 1, 2017 and March 31, 2018.
Property Operating Expenses
Property operating expenses were $25.2 million for the three months ended June 30, 2018 compared to $19.8 million for the three months ended June 30, 2017, an increase of $5.4 million, or 27.2%. This increase resulted from a $4.9 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $4.4 million from 75 self storage properties acquired between July 1, 2017 and March 31, 2018, and $0.3 million from 12 self storage properties acquired during the three months ended June 30, 2018. In addition, same store portfolio property operating expenses increased $0.5 million, or 2.4%, primarily due to increases in personnel expenses and property taxes.
General and Administrative Expenses
General and administrative expenses increased $1.1 million, or 14.2%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $0.7 million primarily as a result of incremental fees related to the 87 properties we acquired from July 1, 2017 to June 30, 2018, salaries and benefits of $0.2 million and costs related to our property management platform of $0.1 million.

Depreciation and Amortization
Depreciation and amortization increased $4.6 million, or 25.8%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. This increase was primarily attributable to incremental depreciation expense related to the self storage properties we acquired subsequent to July 1, 2017. In addition, amortization of customer in-place leases increased from $3.2 million for the three months ended June 30, 2017 to $3.3 million for the three months ended June 30, 2018.
Interest Expense
Interest expense increased $2.3 million, or 28.3%, for the three months ended June 30, 2018, compared to the three months ended June 30, 2017. The increase in interest expense was primarily attributable to higher interest rates on the Revolver, a new Term Loan D borrowing during the three months ended March 31, 2018 and a $84.9 million secured debt financing we entered into during August 2017, partially offset by lower outstanding borrowings under the Revolver for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Venture
Equity in earnings (losses) of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the 2016 Joint Venture. During the three months ended June 30, 2018, we recorded $0.1 million of equity in earnings from our 2016 Joint Venture compared to $0.8 million of losses for the three months ended June 30, 2017. The increase in equity in earnings was primarily the result of decreases in amortization of customer in-place leases recorded by our 2016 Joint Venture during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
(Loss) Gain On Sale of Self Storage Properties
Loss on sale of self storage properties was $0.1 million for the three months ended June 30, 2018, compared to a gain on sale of self storage properties of $5.6 million for three months ended June 30, 2017. During the three months ended June 30, 2018, we sold one self storage property to an unrelated third party for gross proceeds of $3.3 million and during the three months ended June 30, 2017 we sold two self storage properties to unrelated third parties for gross proceeds of $10.3 million.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $7.2 million for the three months ended June 30, 2018, compared to $13.2 million for the three months ended June 30, 2017.
Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
Net income was $25.0 million for the six months ended June 30, 2018, compared to $22.8 million for the six months ended June 30, 2017, an increase of $2.2 million. The increase was primarily due to an increase in NOI resulting from an additional 87 self storage properties we acquired between July 1, 2017 and June 30, 2018, and same store NOI growth, partially offset by a decrease in gains from the sale of self storage properties and increases in depreciation and amortization, interest expense and general and administrative expenses.
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 (dollars in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Rental revenue
Same store portfolio	$119,218	$114,764	$4,454
Non-Same store portfolio	27,812	3,234	24,578

	Six Months Ended June 30,
	2018	2017	Change
Total rental revenue	147,030	117,998	29,032
Other property-related revenue
Same store portfolio	4,002	3,814	188
Non-Same store portfolio	868	112	756
Total other property-related revenue	4,870	3,926	944
Property operating expenses
Same store portfolio	39,476	38,257	1,219
Non-Same store portfolio	10,934	1,295	9,639
Total property operating expenses	50,410	39,552	10,858
Net operating income
Same store portfolio	83,744	80,321	3,423
Non-same store portfolio	17,746	2,051	15,695
Total net operating income	101,490	82,372	19,118
Management fees and other revenue	4,316	3,980	336
General and administrative expenses	(16,766)	(14,586)	(2,180)
Depreciation and amortization	(43,757)	(36,483)	(7,274)
Income from operations	45,283	35,283	10,000
Other (expense) income
Interest expense	(20,107)	(15,631)	(4,476)
Equity in earnings (losses) of unconsolidated real estate venture	48	(1,550)	1,598
Acquisition costs	(330)	(311)	(19)
Non-operating expense	(84)	(66)	(18)
Gain on sale of self storage properties	391	5,637	(5,246)
Other expense	(20,082)	(11,921)	(8,161)
Income before income taxes	25,201	23,362	1,839
Income tax expense	(187)	(605)	418
Net income	25,014	22,757	2,257
Net income attributable to noncontrolling interests	(8,663)	(19,835)	11,172
Net income attributable to National Storage Affiliates Trust	16,351	2,922	13,429
Distributions to preferred shareholders	(5,175)	—	(5,175)
Net income attributable to common shareholders	$11,176	$2,922	$8,254

Total Revenue
Our total revenue increased by $30.3 million, or 24.1%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase was primarily attributable to incremental rental revenue from 87 self storage properties we acquired between July 1, 2017 and June 30, 2018, increased market rates and fees and regular rental increases for in-place tenants. Average total portfolio occupancy decreased from 88.9% for the six months ended June 30, 2017 to 88.1% for the six months ended June 30, 2018.
Rental Revenue
Rental revenue increased by $29.0 million, or 24.6%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase in rental revenue was primarily due to a $24.6 million increase in non-same store rental revenue which was attributable to incremental rental revenue of $15.3 million from 50 self storage properties acquired between July 1, 2017 and December 31, 2017, and $6.7 million from 37 self storage properties acquired during the six months ended June 30, 2018. Same store portfolio rental revenues increased $4.5 million, or

3.9%, due to a 3.9% increase, from $11.33 to $11.77, in same store rental revenue per occupied square foot, driven primarily by a combination of increased contractual lease rates and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.9 million, or 24.0%, for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. This increase primarily resulted from a $0.8 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.6 million from 50 self storage properties acquired between July 1, 2017 and December 31, 2017, and $0.1 million from 37 self storage properties acquired during the six months ended June 30, 2018.
Management Fees and Other Revenue
Management and other fees, which are primarily related to managing and operating the 2016 Joint Venture, were $4.3 million for the six months ended June 30, 2018, compared to $4.0 million for the six months ended June 30, 2017, an increase of $0.3 million, or 8.4%. This increase was primarily attributable to incremental fees earned from six self storage properties acquired by the 2016 Joint Venture between April 1, 2017 and June 30, 2018.
Property Operating Expenses
Property operating expenses increased $10.9 million, or 27.5%, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase resulted from a $9.6 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $6.3 million from 50 self storage properties acquired between July 1, 2017 and December 31, 2017, and $2.4 million from 37 self storage properties acquired during the six months ended June 30, 2018. In addition, same store portfolio property operating expenses increased $1.2 million, or 3.2%, due to increases in property taxes, advertising costs and personnel and related costs.
General and Administrative Expenses
General and administrative expenses increased $2.2 million, or 14.9%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $1.4 million primarily as a result of incremental fees related to the 87 properties we acquired from July 1, 2017 to June 30, 2018, salaries and benefits of $0.4 million and costs related to our property management platform of $0.3 million.
Depreciation and Amortization
Depreciation and amortization increased $7.3 million, or 19.9%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. This increase was primarily attributable to incremental depreciation expense related to the self storage properties we acquired subsequent to July 1, 2017. This increase was partially offset by a decrease in amortization of customer in-place leases from $7.5 million for the six months ended June 30, 2017 to $6.3 million for the six months ended June 30, 2018.
Interest Expense
Interest expense increased $4.5 million, or 28.6%, for the six months ended June 30, 2018, compared to the six months ended June 30, 2017. The increase in interest expense was primarily due to higher interest rates on the Revolver, a new term loan D borrowing, $75.0 million of additional Term Loan Facility borrowings during the six months ended June 30, 2018 and a $84.9 million secured debt financing we entered into during August 2017, partially offset by lower outstanding borrowings under the Revolver during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Venture
Equity in earnings (losses) of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the 2016 Joint Venture. During the six months ended June 30, 2018, we recorded less than $0.1 million of equity in earnings from our 2016 Joint Venture compared to $1.6 million of equity in losses for the six months ended June 30, 2017. This was primarily the result of decreases in amortization of customer in-place leases recorded by our 2016 Joint Venture during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Gain On Sale of Self Storage Properties
Gain on on sale of self storage properties was $0.4 million for the six months ended June 30, 2018, compared to $5.6 million for six months ended June 30, 2017. During the six months ended June 30, 2018, we sold two self storage properties to unrelated third parties for gross proceeds of $5.5 million and during the six months ended June 30, 2017 we sold three self storage properties to unrelated third parties for gross proceeds of $15.6 million.
Net Loss Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $8.7 million for the six months ended June 30, 2018, compared to $19.8 million for the six months ended June 30, 2017.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share and unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$13,041	$15,576	$25,014	$22,757
Add (subtract):
Real estate depreciation and amortization	22,093	17,343	43,168	35,586
Company's share of unconsolidated real estate venture real estate depreciation and amortization	1,378	1,918	2,755	3,790
Loss (gain) on sale of self storage properties	83	(5,637)	(391)	(5,637)
Distributions to preferred shareholders and unitholders	(2,706)	—	(5,395)	—
FFO attributable to subordinated performance unitholders(1)	(6,473)	(6,903)	(12,057)	(13,044)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	27,416	22,297	53,094	43,452
Add:
Acquisition costs	150	167	330	311
Company's share of unconsolidated real estate venture acquisition costs	—	2	—	21
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$27,566	$22,466	$53,424	$43,784

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	50,486	44,223	50,393	43,814
Weighted average restricted common shares outstanding	30	27	30	22
Weighted average OP units outstanding	28,985	25,628	29,059	25,793
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,835	1,835	1,835
Weighted average LTIP units outstanding	687	1,224	676	1,345
Total weighted average shares and units outstanding - FFO and Core FFO	82,023	72,937	81,993	72,809

FFO per share and unit	$0.33	$0.31	$0.65	$0.60
Core FFO per share and unit	$0.34	$0.31	$0.65	$0.60

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Earnings (loss) per share - diluted	$0.07	$0.05	$0.19	$0.07
Impact of the difference in weighted average number of shares(1)	(0.03)	(0.02)	0.05	(0.02)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.08	0.18	—	0.27
Add real estate depreciation and amortization	0.27	0.24	0.53	0.49
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.02	0.03	0.03	0.05
Subtract gain on sale of self storage properties	—	(0.08)	—	(0.08)
FFO attributable to subordinated performance unitholders	(0.08)	(0.09)	(0.15)	(0.18)
FFO per share and unit	0.33	0.31	0.65	0.60
Add acquisition costs and Company's share of unconsolidated real estate venture acquisition costs	0.01	—	—	—
Core FFO per share and unit	$0.34	$0.31	$0.65	$0.60

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
The following table presents a reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$13,041	$15,576	$25,014	$22,757
(Subtract) Add:
Management fees and other revenue	(2,155)	(2,142)	(4,316)	(3,980)
General and administrative expenses	8,460	7,405	16,766	14,586
Depreciation and amortization	22,389	17,800	43,757	36,483
Interest expense	10,472	8,160	20,107	15,631
Equity in (earnings) losses of unconsolidated real estate venture	(100)	765	(48)	1,550
Acquisition costs	150	167	330	311
Income tax expense	44	288	187	605
Loss (gain) on sale of self storage properties	83	(5,637)	(391)	(5,637)
Non-operating expense	—	14	84	66
Net Operating Income	$52,384	$42,396	$101,490	$82,372
Our consolidated NOI shown in the table above does not include our proportionate share of the 2016 Joint Venture's net operating income. For additional information about our 2016 Joint Venture see Note 5 to the condensed consolidated financial statements in Item 1.
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$13,041	$15,576	$25,014	$22,757
Add:
Depreciation and amortization	22,389	17,800	43,757	36,483
Company's share of unconsolidated real estate venture depreciation and amortization	1,378	1,918	2,755	3,790
Interest expense	10,472	8,160	20,107	15,631
Income tax expense	44	288	187	605
EBITDA	47,324	43,742	91,820	79,266
Add:
Acquisition costs	150	167	330	311
Company's share of unconsolidated real estate venture acquisition costs	—	2	—	21
Loss (gain) on sale of self storage properties	83	(5,637)	(391)	(5,637)
Equity-based compensation expense(1)	919	940	1,786	1,923
Adjusted EBITDA	$48,476	$39,214	$93,545	$75,884

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
Cash Flows
At June 30, 2018, we had $16.4 million in cash and cash equivalents and $7.1 million of restricted cash, an increase in cash and cash equivalents of $3.1 million and an increase in restricted cash of $4.1 million from December 31, 2017. Restricted cash primarily consists of like-kind exchange proceeds from the sale of a self storage property and escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $74.3 million for the six months ended June 30, 2018 compared to $55.5 million for the six months ended June 30, 2017, an increase of $18.8 million. Our operating cash flow increased primarily due to the 50 self storage properties that were acquired between July 1, 2017 and December 31, 2017 that generated cash flow for the entire six months ended June 30, 2018, and an additional 37 self storage properties acquired during the six months ended June 30, 2018. Because these 87 self storage properties were acquired after June 30, 2017, our operating results for the six months ended June 30, 2017 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for general and administrative expenses and interest expense.
Investing Activities
Cash used in investing activities was $187.9 million for the six months ended June 30, 2018 compared to $91.8 million for the six months ended June 30, 2017. The primary uses of cash for the six months ended June 30, 2018 were for our acquisition of 37 self storage properties and an expansion project at an existing property for cash consideration of $162.3 million, capital expenditures of $10.1 million, investments in our 2016 Joint Venture of $2.4 million and deposits for potential acquisitions of $18.3 million partially offset by $5.3 million of proceeds from the sale of two self storage properties. The primary uses of cash for the six months ended June 30, 2017 were for our acquisition of 15 self storage properties for cash consideration of $86.9 million, capital expenditures of $7.1 million, investments in our 2016 Joint Venture of $12.6 million and deposits for potential acquisitions of $0.6 million partially offset by $15.3 million of proceeds from the sale of three self storage properties.
Capital expenditures totaled $10.1 million and $7.1 million during the six months ended June 30, 2018 and 2017, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.

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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2018	2017
Recurring capital expenditures	$2,435	$1,811
Revenue enhancing capital expenditures	2,675	314
Acquisitions capital expenditures	4,749	4,726
Total capital expenditures	9,859	6,851
Change in accrued capital spending	267	234
Capital expenditures per statement of cash flows	$10,126	$7,085

Financing Activities
Cash provided by our financing activities was $120.8 million for the six months ended June 30, 2018 compared to $48.5 million for the six months ended June 30, 2017. Our sources of financing cash flows for the six months ended June 30, 2018 primarily consisted of $438.5 million of borrowings under our credit facility and term loan facility. Our primary uses of financing cash flows for the six months ended June 30, 2018 were for principal payments on existing debt of $252.4 million (which included $246.9 million of principal repayments under the Revolver, $3.1 million of fixed rate mortgage principal payoffs and $2.4 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $29.9 million, distributions to common shareholders of $28.8 million and distributions to preferred shareholders of $5.2 million. Our sources of financing cash flows for the six months ended June 30, 2017 primarily consisted of $310.5 million of borrowings under our credit facility and $7.0 million of proceeds from the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini. Our primary uses of financing cash flows for the six months ended June 30, 2017 were for principal payments on existing debt of $218.8 million (which included $206.0 million of principal repayments under the Revolver, $10.4 million of fixed rate mortgage principal payoffs and $2.3 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $26.9 million and distributions to common shareholders of $22.1 million.
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
As of June 30, 2018, our credit facility provided for total borrowings of over $1.0 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million Term Loan A, (iii) a $155.0 million Term Loan B, (iv) a $105.0 million Term Loan C and (v) a $125.0 million Term Loan D. The Revolver matures in May 2020; provided that we may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021, the Term Loan B matures in May 2022, the Term Loan C matures in February 2024 and the Term Loan D matures in January 2023. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity.
As of June 30, 2018, $80.1 million was outstanding under the Revolver with an effective interest rate of 3.49%. As of June 30, 2018, after taking into account $4.7 million in outstanding letters of credit, we would have had the capacity to borrow remaining Revolver commitments of $315.2 million while remaining in compliance with the credit facility's financial covenants.
As discussed in Note 8 to the consolidated financial statements in Item 1, we entered into an increase agreement for our Term Loan Facility to partially exercise our existing $100.0 million expansion option in an aggregate amount equal to $75.0 million, increasing the aggregate amount outstanding to $175.0 million. We also increased the remaining expansion option by $200.0 million, for a total expansion option of $225.0 million. If the remaining expansion option is exercised in full, the total expansion option would provide for a total borrowing capacity under our Term Loan Facility of $400.0 million.
As of June 30, 2018, $175.0 million was outstanding under the Term Loan Facility, which matures in June 2023, with an effective interest rate of 2.95%.
During the six months ended June 30, 2018, we entered into the Third Amendment and Release of Parent Guaranty to our credit facility which released National Storage Affiliates Trust from its guarantee of the obligations of the operating partnership under the credit facility, and placed restrictions on its ability to incur additional indebtedness, including guaranteeing indebtedness of any other person or entity, subject to certain limited exceptions. In addition, we entered into the First Amendment and Release of Parent Guaranty to our Term Loan Facility which released National Storage Affiliates Trust from its guarantee of the obligations of the operating partnership under the Term Loan Facility, and placed restrictions on its ability to incur additional indebtedness, including guaranteeing indebtedness of any other person or entity, subject to certain limited exceptions.
For a summary of our financial covenants and additional detail regarding our credit facility and Term Loan Facility please see Note 8 to the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Equity Transactions
Issuance of Common Shares
During the six months ended June 30, 2018, after receiving notices of redemption from certain OP unitholders, we elected to issue 246,582 common shares to such holders in exchange for 246,582 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 37 properties acquired during the six months ended June 30, 2018, $22.4 million of OP equity was issued (consisting of 464,263 OP units, 316,103 Series A-1 preferred units and 56,228 subordinated performance units).
During the six months ended June 30, 2018, the Company issued 2,024,170 OP units upon conversion of 997,074 subordinated performance units as further described under "Subordinated Performance Units and DownREIT Subordinated Performance Units" in Note 3 in Item 1 of this Quarterly Report.
Dividends and Distributions
On May 23, 2018, our board of trustees declared a cash dividend and distribution, respectively, of $0.29 per common share and OP unit to shareholders and OP unitholders of record as of June 15, 2018. On May 23, 2018, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 Preferred Unit to shareholders and unitholders of record as of June 15, 2018. On June 14, 2018, our board of trustees declared cash distributions of $6.5 million, in aggregate, to subordinated performance unitholders of record as of June 15, 2018. Such dividends and distributions were paid on June 29, 2018.

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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of June 30, 2018, our operating partnership had an aggregate of $1,321.4 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of June 30, 2018, an aggregate of $140.1 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.

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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of June 30, 2018, we have not guaranteed any obligations of unconsolidated entities nor made any commitments to provide funding to any such entities that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of June 30, 2018, we had $155.1 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $1.6 million annually.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018 under the heading Item 1A. "Risk Factors" beginning on page 15, which is accessible on the SEC's website at www.sec.gov. During the six months ended June 30, 2018, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2018.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended June 30, 2018, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 101,248 common shares to satisfy redemption requests from certain limited partners.
As of August 6, 2018, other than those OP units held by the Company, after reflecting the transactions described herein, 31,651,746 OP units of its operating partnership were outstanding (including 940,597 outstanding LTIP units in the operating partnership and 1,834,786 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions). These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
10.1*
Third Amendment to Credit Agreement and Release of Parent Guaranty, dated as of April 16, 2018, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, certain existing lenders party thereto from time to time, National Storage Affiliates Trust, and KeyBank National Association, as the Administrative Agent, and the financial institutions which are party to the Credit Agreement, as lenders

10.2*
Fourth Amendment to Credit Agreement, dated as of May 31, 2018, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, certain existing lenders party thereto from time to time, National Storage Affiliates Trust, and KeyBank National Association, as the Administrative Agent, and the financial institutions which are a party to the Credit Agreement, as lenders

10.3*
Credit Agreement, dated as of June 30, 2016, by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and Capital One, National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Capital One, National Association, Regions Bank and U.S. Bank National Association, as Co-Bookrunners and Co-Lead Arrangers, and Regions Bank and U.S. Bank National Association, as Syndication Agents

10.4*
First Amendment to Credit Agreement and Release of Parent Guaranty, dated as of April 16, 2018, by and among NSA OP, LP, as Borrower, certain Subsidiaries of the Borrower party as Guarantors, National Storage Affiliates Trust, certain existing lenders party thereto, and Capital One, National Association, as Administrative Agent for the Lenders

10.5*
Second Amendment to Credit Agreement, dated as of June 5, 2018, by and among NSA OP, LP, as Borrower, certain Subsidiaries of the Borrower party as Guarantors, National Storage Affiliates Trust, certain existing lenders party thereto, the additional lender parties thereto providing a new commitment pursuant to the terms thereof, and Capital One, National Association, as Administrative Agent for the Lenders

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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, tagged in XBRL: ((i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
president and chief financial officer
(principal financial officer)
Date: August 7, 2018