Form 10-Q
period 2018-09-30
National Storage Affiliates Trust
filed 2018-11-02
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
Yes ☐ No ☒
As of November 1, 2018, 56,571,091 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Real estate
Self storage properties	$2,584,066	$2,275,233
Less accumulated depreciation	(226,086)	(170,358)
Self storage properties, net	2,357,980	2,104,875
Cash and cash equivalents	15,045	13,366
Restricted cash	4,704	3,041
Debt issuance costs, net	1,503	2,185
Investment in unconsolidated real estate ventures	250,769	89,093
Other assets, net	85,417	52,615
Assets held for sale	—	1,555
Total assets	$2,715,418	$2,266,730
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,229,241	$958,097
Accounts payable and accrued liabilities	36,036	24,459
Deferred revenue	15,787	12,687
Total liabilities	1,281,064	995,243
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 6,900,000 issued and outstanding at September 30, 2018 and December 31, 2017, at liquidation preference	172,500	172,500
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 56,555,690 and 50,284,934 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	565	503
Additional paid-in capital	842,679	711,467
Distributions in excess of earnings	(87,903)	(55,729)
Accumulated other comprehensive income	22,679	12,282
Total shareholders' equity	950,520	841,023
Noncontrolling interests	483,834	430,464
Total equity	1,434,354	1,271,487
Total liabilities and equity	$2,715,418	$2,266,730

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Rental revenue	$79,547	$64,715	$226,577	$182,713
Other property-related revenue	2,687	2,145	7,557	6,071
Management fees and other revenue	3,148	1,998	7,464	5,978
Total revenue	85,382	68,858	241,598	194,762
OPERATING EXPENSES
Property operating expenses	26,552	21,618	76,962	61,170
General and administrative expenses	8,848	7,480	25,614	22,066
Depreciation and amortization	22,469	18,463	66,226	54,946
Total operating expenses	57,869	47,561	168,802	138,182
Income from operations	27,513	21,297	72,796	56,580
OTHER (EXPENSE) INCOME
Interest expense	(10,656)	(9,157)	(30,763)	(24,788)
Equity in earnings (losses) of unconsolidated real estate ventures	242	(710)	290	(2,260)
Acquisition costs	(141)	(139)	(471)	(450)
Non-operating income (expense)	153	(9)	69	(75)
Gain on sale of self storage properties	—	106	391	5,743
Other expense	(10,402)	(9,909)	(30,484)	(21,830)
Income before income taxes	17,111	11,388	42,312	34,750
Income tax expense	(282)	(162)	(469)	(767)
Net income	16,829	11,226	41,843	33,983
Net income attributable to noncontrolling interests	(12,435)	(9,955)	(21,098)	(29,790)
Net income attributable to National Storage Affiliates Trust	4,394	1,271	20,745	4,193
Distributions to preferred shareholders	(2,588)	—	(7,763)	—
Net income attributable to common shareholders	$1,806	$1,271	$12,982	$4,193

Earnings (loss) per share - basic and diluted	$0.03	$0.03	$0.25	$0.09

Weighted average shares outstanding - basic and diluted	55,722	44,269	52,189	43,967
Dividends declared per common share	$0.29	$0.26	$0.86	$0.76

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$16,829	$11,226	$41,843	$33,983
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	3,078	(476)	16,733	(2,715)
Reclassification of other comprehensive (income) loss to interest expense	(599)	428	(831)	1,958
Other comprehensive income (loss)	2,479	(48)	15,902	(757)
Comprehensive income	19,308	11,178	57,745	33,226
Comprehensive income attributable to noncontrolling interests	(13,330)	(9,936)	(27,168)	(29,514)
Comprehensive income attributable to National Storage Affiliates Trust	$5,978	$1,242	$30,577	$3,712

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	Income	Interests	Equity
Balances, December 31, 2017	6,900,000	$172,500	50,284,934	$503	$711,467	$(55,729)	$12,282	$430,464	$1,271,487
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	26,063	26,063
Redemptions of OP units	—	—	364,348	3	4,760	—	134	(4,897)	—
Issuance of common shares, net of offering costs	—	—	5,900,000	59	175,632	—	—	—	175,691
Effect of changes in ownership for consolidated entities	—	—	—	—	(49,295)	—	431	48,864	—
Issuance of OP units	—	—	—	—	—	—	—	5	5
Equity-based compensation expense	—	—	—	—	190	—	—	2,618	2,808
Issuance of restricted common shares	—	—	12,311	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(5,903)	—	(75)	—	—	—	(75)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	347	347
Preferred share dividends	—	—	—	—	—	(7,763)	—	—	(7,763)
Common share dividends	—	—	—	—	—	(45,156)	—	—	(45,156)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46,798)	(46,798)
Other comprehensive income	—	—	—	—	—	—	9,832	6,070	15,902
Net income	—	—	—	—	—	20,745	—	21,098	41,843
Balances, September 30, 2018	6,900,000	$172,500	56,555,690	$565	$842,679	$(87,903)	$22,679	$483,834	$1,434,354

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,843	$33,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,226	54,946
Amortization of debt issuance costs	1,883	1,613
Amortization of debt discount and premium, net	(1,110)	(1,181)
Gain on sale of self storage properties	(391)	(5,743)
Equity-based compensation expense	2,808	2,844
Equity in (earnings) losses of unconsolidated real estate ventures	(290)	2,260
Distributions from unconsolidated real estate ventures	4,256	3,766
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(3,456)	(1,320)
Accounts payable and accrued liabilities	10,369	4,444
Deferred revenue	1,525	(740)
Net Cash Provided by Operating Activities	123,663	94,872
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(264,367)	(209,680)
Capital expenditures	(14,476)	(10,011)
Investments in and advances to unconsolidated real estate ventures	(165,642)	(12,647)
Distributions from unconsolidated real estate ventures	—	250
Deposits and advances for self storage property and other acquisitions	(21,174)	(2,273)
Expenditures for corporate furniture, equipment and other	(136)	(294)
Proceeds from sale of self storage properties	5,259	17,529
Net Cash Used In Investing Activities	(460,536)	(217,126)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	175,691	—
Proceeds from issuance of subordinated performance units	—	7,000
Borrowings under debt financings	652,500	540,400
Receipts for OP unit subscriptions	606	848
Principal payments under debt financings	(386,995)	(344,915)
Payment of dividends to common shareholders	(45,156)	(33,591)
Distributions to preferred shareholders	(7,763)	—
Distributions to noncontrolling interests	(46,487)	(41,825)
Debt issuance costs	(1,863)	(2,037)
Equity offering costs	(318)	(607)
Net Cash Provided By Financing Activities	340,215	125,273
Increase in Cash, Cash Equivalents and Restricted Cash	3,342	3,019
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	16,407	15,337
End of period	$19,749	$18,356

Supplemental Cash Flow Information
Cash paid for interest	$29,402	$23,775

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The Company owned 492 consolidated self storage properties in 26 states and Puerto Rico with approximately 30.0 million rentable square feet in approximately 239,000 storage units as of September 30, 2018. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away") and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini") of Orlando, Florida.
As of September 30, 2018, the Company also managed through its iStorage property management platform an additional portfolio of 176 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.5 million rentable square feet, configured in approximately 102,000 storage units and located across 22 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of September 30, 2018, in total, the Company operated and held ownership interests in 668 self storage properties located across 34 states and Puerto Rico with approximately 42.5 million rentable square feet in approximately 341,000 storage units.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Company's results of operations for the quarterly period ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year or any other future period.

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
As of September 30, 2018 and December 31, 2017, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $242.2 million and $248.0 million as of September 30, 2018 and December 31, 2017, respectively. For the DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $138.9 million and $140.3 million as of September 30, 2018 and December 31, 2017, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended September 30, 2018 and 2017, the Company recognized $2.0 million and $1.6 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the nine months ended September 30, 2018 and 2017, the Company recognized $5.5 million and $4.4 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the three months ended September 30, 2018 and 2017, the Company recognized retail sales of $0.3 million and $0.4 million, respectively, and during the nine months ended September 30, 2018 and 2017, the Company recognized retail sales of $1.1 million and $1.0 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each are defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties.

During the three months ended September 30, 2018 and 2017, the Company recognized property management fees, call center fees and platform fees of $1.9 million and $1.3 million, respectively, and during the nine months ended September 30, 2018 and 2017, the Company recognized property management fees, call center fees and platform fees of $4.6 million and $3.6 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the original 103-property 2018 Joint Venture portfolio (the "Initial 2018 JV Portfolio") during the three months ended September 30, 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. As of September 30, 2018 and December 31, 2017, the Company had deferred revenue related to the acquisition fees of $5.0 million and $2.8 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of the acquired property. During the three months ended September 30, 2018 and 2017, the Company recognized acquisition fees of $0.5 million and $0.2 million, respectively, and during the nine months ended September 30, 2018 and 2017, the Company recognized acquisition fees of $1.1 million and $1.1 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the three months ended September 30, 2018 and 2017, the Company recognized $0.7 million and $0.4 million, respectively, of revenue related to these activities and during the nine months ended September 30, 2018 and 2017, the Company recognized $1.7 million and $1.4 million, respectively, of revenue related to these activities.
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
Investments in Unconsolidated Real Estate Ventures
The Company’s investments in its unconsolidated real estate ventures are recorded under the equity method of accounting in the accompanying condensed consolidated financial statements. Under the equity method, the Company’s investments in unconsolidated real estate ventures are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings (losses) is recognized based on the Company’s ownership interest in the earnings (losses) of the unconsolidated real estate ventures. The Company follows the "nature of the distribution approach" for classification of distributions from its unconsolidated real estate ventures in its condensed consolidated statements of cash flows. Under this approach, distributions are reported on the basis of the nature of the activity or activities that generated the distributions as either a return on investment, which are classified as operating cash flows, or a return of investment (e.g., proceeds from the unconsolidated real estate ventures' sale of assets) which are reported as investing cash flows.
Noncontrolling Interests
All of the limited partner equity interests ("OP equity") in the operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than the operating partnership or its subsidiaries. In the condensed consolidated statements of operations, the Company allocates net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to National Storage Affiliates Trust.

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
Assets held for sale
The Company classifies properties as held for sale when certain criteria are met. At such time, the properties, including significant assets and liabilities that are expected to be transferred as part of a sale transaction, are presented separately on the condensed consolidated balance sheet at the lower of carrying value or estimated fair value less costs to sell and depreciation is no longer recognized. As of December 31, 2017, the Company had one self storage property classified as held for sale. The results of operations for the self storage property classified as held for sale are reflected within income from operations in the Company's condensed consolidated statements of operations.

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
3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Common Share Offering
During the three months ended September 30, 2018, the Company closed a follow-on offering of 5,900,000 of its common shares at an offering price of $29.86 per share. The Company received aggregate net proceeds from the offering of approximately $175.7 million after deducting estimated expenses associated with the offering. The Company used the net proceeds from this offering to repay borrowings outstanding under its revolving line of credit and to make capital contributions to the 2018 Joint Venture.
Noncontrolling Interests
All of the OP equity in the Company's operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than the Company's operating partnership. NSA is the general partner of its operating partnership and is authorized to cause its operating partnership to issue additional partner interests, including OP units and subordinated performance units, at such prices and on such other terms as it determines in its sole discretion.

As of September 30, 2018 and December 31, 2017, units reflecting noncontrolling interests consisted of the following:

	September 30, 2018	December 31, 2017
Series A-1 preferred units	343,719	—
OP units	28,908,984	26,719,607
Subordinated performance units	10,709,774	11,604,738
LTIP units	931,497	771,396
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	47,115,759	45,317,526
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A preferred shares") or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The increase in Series A-1 preferred units outstanding from December 31, 2017 to September 30, 2018 was due to the issuance of Series A-1 preferred units in connection with the acquisition of self storage properties.
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
The increase in OP Units outstanding from December 31, 2017 to September 30, 2018 was due to the issuance of 2,024,170 OP units related to the voluntary conversions of 997,074 subordinated performance units (as discussed further below), the issuance of 520,455 OP units in connection with the acquisition of self storage properties and 9,100 LTIP units which were converted into OP units, partially offset by the redemption of 364,348 OP units for common shares.
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
The decrease in subordinated performance units outstanding from December 31, 2017 to September 30, 2018 was due to the voluntary conversion of 997,074 subordinated performance units into 2,024,170 OP units partially offset by the issuance of 102,110 subordinated performance units for co-investment by certain of the Company's PROs in connection with the acquisition of self storage properties.
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
The increase in LTIP units outstanding from December 31, 2017 to September 30, 2018 was due to the issuance of compensatory LTIP units to employees and trustees partially offset by the conversion of 9,100 LTIP units into OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30, 2018	December 31, 2017
Land	$577,167	$528,304
Buildings and improvements	2,001,023	1,741,459
Furniture and equipment	5,876	5,470
Total self storage properties	2,584,066	2,275,233
Less accumulated depreciation	(226,086)	(170,358)
Self storage properties, net	$2,357,980	$2,104,875
Depreciation expense related to self storage properties amounted to $19.2 million and $15.2 million during the three months ended September 30, 2018 and 2017, respectively, and $56.1 million and $43.6 million during the nine months ended September 30, 2018 and 2017, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
During the three months ended September 30, 2018, a wholly owned subsidiary of the Company (the "NSA Member") entered into a limited liability company agreement (the "JV Agreement") of NSA HHF JV, LLC (the "2018 Joint Venture") with an affiliate of Heitman America Real Estate REIT LLC (the "JV Investor" and, together with the NSA Member, the "Members") and the 2018 Joint Venture acquired from Simply Self Storage, which is a portfolio company of a private real estate fund managed by Brookfield Asset Management, two REITs that own a portfolio of self storage properties (the "Portfolio") for an aggregate purchase price of approximately $1.325 billion in cash consisting of 112 self storage properties containing approximately 8.2 million rentable square feet, configured in over 68,000 storage units and located across 17 states and Puerto Rico.
In September, the 2018 Joint Venture completed its acquisition of the Portfolio. Immediately following the acquisition, the 2018 Joint Venture distributed the six self storage properties in the Portfolio located in Puerto Rico and a single self storage property in the Portfolio located in Ohio to the Company in exchange for a $64.2 million cash contribution from the Company. The 103 properties from the Portfolio that remain in the 2018 Joint Venture post-closing (two of the properties acquired in the Portfolio were combined with other properties in the Portfolio for operational efficiency) contain approximately 7.6 million rentable square feet configured in approximately 63,000 storage units.

The 2018 Joint Venture was capitalized with approximately $639.7 million in equity (approximately $159.9 million from the NSA Member in exchange for a 25% ownership interest in the 2018 Joint Venture and approximately $479.8 million from the JV Investor in exchange for a 75% ownership interest in the 2018 Joint Venture) and proceeds from a $643.0 million interest-only debt financing with an interest rate of 4.34% per annum and a maturity of 10 years secured by a first mortgage lien on each property currently held by the 2018 Joint Venture.
A subsidiary of the Company is acting as the non-member manager of the 2018 Joint Venture (the "NSA Manager"). The NSA Manager directs, manages and controls the day-to-day operations and affairs of the 2018 Joint Venture but may not cause the 2018 Joint Venture to make certain major decisions involving the business of the 2018 Joint Venture without the consent of both Members, including the approval of annual budgets, sales and acquisitions of properties, financings, and certain actions relating to bankruptcy.
The Company's investment in the 2018 Joint Venture is accounted for using the equity method of accounting and is included in investment in unconsolidated real estate ventures in the Company’s condensed consolidated balance sheets. The Company’s earnings from its investment in the 2018 Joint Venture are presented in equity in earnings (losses) of unconsolidated real estate ventures on the Company’s condensed consolidated statements of operations.
2016 Joint Venture
As of September 30, 2018, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 73 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 14 states.
The 2016 Joint Venture acquired three self storage properties and an expansion project at an existing property for $28.5 million during the nine months ended September 30, 2018. The 2016 Joint Venture financed these acquisitions with capital contributions from the 2016 Joint Venture members, of which the Company contributed $7.3 million for its 25% proportionate share. During the nine months ended September 30, 2018, the 2016 Joint Venture also sold to an unrelated third party one self storage property for a gross sales price of $9.3 million.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
ASSETS
Self storage properties, net	$1,911,714	$655,973
Other assets	57,687	8,397
Total assets	$1,969,401	$664,370
LIABILITIES AND EQUITY
Debt financing	$956,193	$317,359
Other liabilities	17,825	4,855
Equity	995,383	342,156
Total liabilities and equity	$1,969,401	$664,370

The following table presents the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenue	$23,090	$14,494	$53,092	$40,060
Property operating expenses	6,766	4,989	17,059	13,489
Net operating income	16,324	9,505	36,033	26,571
Supervisory, administrative and other expenses	(1,594)	(1,034)	(3,723)	(2,873)
Depreciation and amortization	(7,801)	(8,168)	(18,835)	(23,333)
Interest expense	(4,836)	(2,880)	(10,663)	(8,508)
Loss on sale of self storage properties	(820)	—	(820)	—
Acquisition and other expenses	(307)	(269)	(844)	(902)
Net income (loss)	$966	$(2,846)	$1,148	$(9,045)

The combined condensed operating information in the table above only includes information for the 2018 Joint Venture following the acquisition of the Portfolio in September 2018.
6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 50 self storage properties and an expansion project adjacent to an existing property with an estimated fair value of $305.3 million during the nine months ended September 30, 2018. Of these acquisitions, three self storage properties and the expansion project adjacent to an existing property with an estimated fair value of $19.7 million were acquired by the Company from its PROs. The 50 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $1.6 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $7.1 million, resulting in a total fair value of $298.2 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the nine months ended September 30, 2018 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Mortgages Assumed	Other Liabilities	Total

March 31, 2018	25	$105,135	$22,403	$7,581	$670	$135,789
June 30, 2018	12	62,470	—	—	467	62,937
September 30, 2018	13	102,012	3,660	—	856	106,528
Total	50	$269,617	$26,063	$7,581	$1,993	$305,254

(1)	Value of OP equity represents the fair value of Series A-1 preferred units, OP units, subordinated performance units and LTIP units.
Dispositions
During the nine months ended September 30, 2018, the Company sold to unrelated third parties two self storage properties, one of which was classified as held for sale as of December 31, 2017. The gross sales price was $5.5 million and the Company recognized $0.4 million of gains on the sales.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30, 2018	December 31, 2017
Customer in-place leases, net of accumulated amortization of $7,638 and $3,914, respectively	$4,492	$6,590
Receivables:
Trade, net	3,443	2,274
PROs and other affiliates	1,313	979
Receivable from unconsolidated real estate venture	3,290	1,200
Property acquisition and other deposits	21,174	5,050
Interest rate swaps	28,351	12,414
Prepaid expenses and other	3,900	3,949
Corporate furniture, equipment and other, net	1,270	1,444
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $1,387 and $856, respectively	9,234	9,765
Goodwill	5,750	5,750
Total	$85,417	$52,615
Amortization expense related to customer in-place leases amounted to $2.9 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively, and $9.2 million and $10.5 million during the nine months ended September 30, 2018 and 2017, respectively. Amortization expense related to the management contract amounted to $0.2 million and $0.2 million for the three months ended September 30, 2018 and 2017, respectively, and $0.5 million and $0.5 million for the nine months ended September 30, 2018 and 2017, respectively.
8. DEBT FINANCING
The Company's outstanding debt as of September 30, 2018 and December 31, 2017 is summarized as follows (dollars in thousands):

	Interest Rate(1)	September 30, 2018	December 31, 2017
Credit Facility:
Revolving line of credit	3.66%	$163,500	$88,500
Term loan A	2.91%	235,000	235,000
Term loan B	2.94%	155,000	155,000
Term loan C	3.71%	105,000	105,000
Term loan D	3.79%	125,000	—
Term loan facility	3.03%	175,000	100,000
Fixed rate mortgages payable	4.18%	269,382	271,491
Total principal		1,227,882	954,991
Unamortized debt issuance costs and debt premium, net		1,359	3,106
Total debt		$1,229,241	$958,097

(1)
Represents the effective interest rate as of September 30, 2018. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

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
As of September 30, 2018, the Company had outstanding letters of credit totaling $4.7 million and would have had the capacity to borrow remaining Revolver commitments of $231.8 million while remaining in compliance with the credit facility's financial covenants. At September 30, 2018, the Company was in compliance with all such covenants.
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
Future Debt Obligations
Based on existing debt agreements in effect as of September 30, 2018, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2018	$1,244	$(63)	$1,181
2019	5,128	(251)	4,877
2020	202,897	(590)	202,307
2021	242,603	(670)	241,933
2022	159,205	(335)	158,870
2023	377,049	49	377,098
Thereafter	239,756	3,219	242,975
	$1,227,882	$1,359	$1,229,241

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2018 and 2017, (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$16,829	$11,226	$41,843	$33,983
Net income attributable to noncontrolling interests	(12,435)	(9,955)	(21,098)	(29,790)
Net income attributable to National Storage Affiliates Trust	4,394	1,271	20,745	4,193
Distributions to preferred shareholders	(2,588)	—	(7,763)	—
Distributed and undistributed earnings allocated to participating securities	(7)	(7)	(21)	(20)
Net income attributable to common shareholders - basic and diluted	$1,799	$1,264	$12,961	$4,173

Denominator
Weighted average shares outstanding - basic and diluted	55,722	44,269	52,189	43,967

Earnings (loss) per share - basic and diluted	$0.03	$0.03	$0.25	$0.09

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2018, 383,712 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three and nine months ended September 30, 2018, 224,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three months ended September 30, 2018 and 2017, potential common shares totaling 51.1 million and 51.3 million, respectively, related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the nine months ended September 30, 2018 and 2017, potential common shares totaling 50.4 million and 50.6 million, respectively, related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended September 30, 2018 and 2017, the Company incurred $4.4 million and $3.7 million, respectively, for supervisory and administrative fees to the PROs and during the nine months ended September 30, 2018 and 2017, the Company incurred $12.6 million and $10.5 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended September 30, 2018 and 2017, the Company incurred $7.4 million and $6.1 million, respectively, for payroll and related costs reimbursable to these PROs and for the nine months ended September 30, 2018 and 2017, the Company incurred $21.9 million and $17.8 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.

Due Diligence Costs
During the three months ended September 30, 2018 and 2017, the Company incurred less than $0.1 million and $0.2 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs and during the nine months ended September 30, 2018 and 2017, the Company incurred $0.3 million and $0.5 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the nine months ended September 30, 2018, the operating partnership issued 11,490 subordinated performance units to an affiliate of Personal Mini (the Company's chairman and chief executive officer, Arlen D. Nordhagen, has a noncontrolling minority ownership interest in this affiliate of Personal Mini), for $0.3 million of co-investment related to the acquisition of a self storage property from an unrelated third party.
During the nine months ended September 30, 2018, the operating partnership issued 19,973 subordinated performance units to affiliates of Hide-Away, one of the Company's PROs, as partial consideration for the acquisition of a self storage property.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2016	$8,159
Swap ineffectiveness	9
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	1,958
Unrealized losses on interest rate swaps included in accumulated other comprehensive income	(2,715)
Fair value at September 30, 2017	$7,411

Fair value at December 31, 2017	$12,414
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(831)
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	16,733
Fair value at September 30, 2018	$28,316

As of September 30, 2018 and December 31, 2017, the Company had outstanding interest rate swaps with aggregate notional amounts of $720.0 million and $595.0 million, respectively, designated as cash flow hedges. As of September 30, 2018, the Company's swaps had a weighted average remaining term of approximately 4.1 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at September 30, 2018 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $6.1 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates are above the 1.77% weighted average fixed rate under these interest rate swaps, the Company benefits from net cash payments due from its swap counterparties.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the nine months ended September 30, 2018 and 2017. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2018, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at September 30, 2018 and December 31, 2017, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at September 30, 2018 and December 31, 2017 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $269.4 million as of September 30, 2018 with a fair value of approximately $272.4 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 4.57%, compared to the weighted average contractual interest rate of 4.85%. The combined principal balance of the Company's fixed rate mortgages was approximately $271.5 million as of December 31, 2017 with a fair value of approximately $282.6 million. In determining the fair value as of December 31, 2017, the Company estimated a weighted average market interest rate of approximately 4.04%, compared to the weighted average contractual interest rate of 4.87%.
13. SUBSEQUENT EVENTS
New PRO
In October 2018, the Company entered into definitive agreements with affiliates of Southern Self Storage, LLC d/b/a Southern Self Storage of Palm Beach Gardens, Florida, to add Southern Self Storage (“Southern”) as the Company's ninth PRO. The Company expects the initial contribution transaction and related closing documentation, including the entry into a facilities portfolio management agreement, to close in January 2019, subject to customary closing conditions.
Southern currently owns and operates a portfolio of nine self storage properties, primarily located in the southeast region of the United States. In accordance with the executed agreements, Southern will contribute six of these properties to the Company in January 2019 as part of the initial contribution transaction, and the remaining properties will be included in the Company's acquisition pipeline. As part of their initial contribution, Southern will co-invest sufficient subordinated equity to manage the six Company properties located in Puerto Rico that were acquired in connection with the formation of the 2018 Joint Venture as well as an additional 11 properties in Louisiana that the Company is under contract to acquire, which acquisition is scheduled to close in January 2019. As a result, Southern’s initial managed PRO portfolio will consist of 23 properties. Thereafter, Southern will focus on growing its NSA PRO portfolio in New Orleans, Puerto Rico, the Florida panhandle and southern Georgia.

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
Statements regarding the following subjects, among others, may be forward-looking:

•	market trends in our industry, interest rates, the debt and lending markets or the general economy;

•	our business and investment strategy;

•	the acquisition of properties, including those under contract, and the ability of our acquisitions to achieve underwritten capitalization rates and our ability to execute on our acquisition pipeline;

•	the timing of acquisitions;

•	our relationships with, and our ability and timing to attract additional, PROs;

•	our ability to effectively align the interests of our PROs with us and our shareholders;

•	the integration of our PROs and their managed portfolios into the Company, including into our financial and operational reporting infrastructure and internal control framework;

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

•	the state of the U.S. economy generally or in specific geographic regions, states, territories or municipalities;

•	economic trends and economic recoveries;

•	our ability to obtain and maintain financing arrangements on favorable terms;

•	general volatility of the securities markets in which we participate;

•	changes in the value of our assets;

•	projected capital expenditures;

•	the impact of technology on our products, operations, and business;

•	the implementation of our technology and best practices programs (including our ability to effectively implement our integrated Internet marketing strategy);

•	changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;

•	our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;

•	availability of qualified personnel;

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

Our PROs
The Company had eight PROs as of September 30, 2018: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away and Personal Mini. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of September 30, 2018, we owned a geographically diversified portfolio of 492 self storage properties, located in 26 states and Puerto Rico, comprising approximately 30.0 million rentable square feet, configured in approximately 239,000 storage units. Of these properties, 246 were acquired by us from our PROs and 246 were acquired by us from third-party sellers.
During the nine months ended September 30, 2018, we acquired 50 self storage properties and an expansion project at an existing property for $305.3 million, comprising approximately 2.8 million rentable square feet, configured in approximately 24,900 storage units. Of these acquisitions, three were acquired by us from our PROs and 47 were acquired by us from third-party sellers.
During the nine months ended September 30, 2018, we sold to unrelated third parties two self storage properties for $5.5 million, comprising approximately 0.1 million rentable square feet, configured in approximately 1,500 storage units.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2018 Joint Venture
During the three months ended September 30, 2018, we formed the 2018 Joint Venture, in which we have a 25% ownership interest, with an affiliate of Heitman America Real Estate REIT LLC. In September 2018, the 2018 Joint Venture completed the acquisition of a Portfolio of 112 self storage properties located across 17 states and Puerto Rico, consisting of approximately 8.2 million rentable square feet configured in over 68,000 storage units for an aggregate purchase price of approximately $1.325 billion.
Immediately following the closing of the acquisition, the 2018 Joint Venture distributed the six self storage properties in the Portfolio located in Puerto Rico and a single self storage property located in Ohio to us in exchange for a $64.2 million cash contribution from us. In addition, two of the properties acquired in the Portfolio were combined with other properties for operational efficiency. As of September 30, 2018, our 2018 Joint Venture owned and operated a portfolio of 103 properties containing approximately 7.6 million rentable square feet, configured in approximately 63,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2018, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 73 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 14 states.
During the nine months ended September 30, 2018, our 2016 Joint Venture acquired three self storage properties and an expansion project at an existing property for $28.5 million, comprising approximately 0.2 million rentable square feet, configured in approximately 1,300 storage units. During the nine months ended September 30, 2018, our 2016

Joint Venture sold to an unrelated third party one self storage property for $9.3 million, comprising approximately 0.2 million rentable square feet, configured in approximately 800 storage units.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures. We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 50 self storage properties during the nine months ended September 30, 2018 and 65 self storage properties during the year ended December 31, 2017. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of September 30, 2018, our same store portfolio consisted of 376 self storage properties.
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
Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
Net income was $16.8 million for the three months ended September 30, 2018, compared to $11.2 million for the three months ended September 30, 2017, an increase of $5.6 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 81 self storage properties acquired between October 1, 2017 and September 30, 2018 and same store NOI growth partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses, For a description of NOI, see "Non-GAAP Financial measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 (dollars in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Rental revenue
Same store portfolio	$62,585	$60,117	$2,468
Non-same store portfolio	16,962	4,598	12,364
Total rental revenue	79,547	64,715	14,832
Other property-related revenue
Same store portfolio	2,055	2,023	32
Non-same store portfolio	632	122	510
Total other property-related revenue	2,687	2,145	542
Property operating expenses
Same store portfolio	20,237	19,835	402

	Three Months Ended September 30,
	2018	2017	Change
Non-same store portfolio	6,315	1,783	4,532
Total property operating expenses	26,552	21,618	4,934
Net operating income
Same store portfolio	44,403	42,305	2,098
Non-same store portfolio	11,279	2,937	8,342
Total net operating income	55,682	45,242	10,440
Management fees and other revenue	3,148	1,998	1,150
General and administrative expenses	(8,848)	(7,480)	(1,368)
Depreciation and amortization	(22,469)	(18,463)	(4,006)
Income from operations	27,513	21,297	6,216
Other (expense) income
Interest expense	(10,656)	(9,157)	(1,499)
Equity in earnings (losses) of unconsolidated real estate ventures	242	(710)	952
Acquisition costs	(141)	(139)	(2)
Non-operating income (expense)	153	(9)	162
Gain on sale of self storage properties	—	106	(106)
Other expense	(10,402)	(9,909)	(493)
Income before income taxes	17,111	11,388	5,723
Income tax expense	(282)	(162)	(120)
Net income	16,829	11,226	5,603
Net income attributable to noncontrolling interests	(12,435)	(9,955)	(2,480)
Net income attributable to National Storage Affiliates Trust	4,394	1,271	3,123
Distributions to preferred shareholders	(2,588)	—	(2,588)
Net income attributable to common shareholders	$1,806	$1,271	$535
Total Revenue
Our total revenue increased by $16.5 million, or 24.0%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase was primarily attributable to incremental revenue from 81 self storage properties acquired between October 1, 2017 and September 30, 2018 and regular rental increases for in-place tenants. Average total portfolio occupancy decreased from 90.4% for the three months ended September 30, 2017 to 89.7% for the three months ended September 30, 2018. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $14.8 million, or 22.9%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. The increase in rental revenue was due to a $12.4 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $10.0 million from 68 self storage properties acquired between October 1, 2017 and June 30, 2018, and $0.9 million from 13 self storage properties acquired during the three months ended September 30, 2018. Same store portfolio rental revenues increased $2.5 million, or 4.1%, due to a 3.8% increase, from $11.70 to $12.15, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants and fees.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $0.5 million, or 25.3%, for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. This increase primarily resulted from a $0.5 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.3 million from 68 self storage properties acquired between October 1, 2017 and June 30, 2018.
Management Fees and Other Revenue
Management and other fees, which are primarily related to managing and operating the unconsolidated real estate ventures, were $3.1 million for the three months ended September 30, 2018, compared to $2.0 million for the three months ended September 30, 2017, an increase of $1.2 million, or 57.6%. This increase was primarily attributable to incremental fees earned from the 2018 Joint Venture following the acquisition of the Portfolio in September 2018.
Property Operating Expenses
Property operating expenses were $26.6 million for the three months ended September 30, 2018 compared to $21.6 million for the three months ended September 30, 2017, an increase of $4.9 million, or 22.8%. This increase resulted from a $4.5 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $3.9 million from 68 self storage properties acquired between October 1, 2017 and June 30, 2018, and $0.2 million from 13 self storage properties acquired during the three months ended September 30, 2018. In addition, same store portfolio property operating expenses increased $0.4 million, or 2.0%, primarily due to increases in personnel expenses and property taxes.
General and Administrative Expenses
General and administrative expenses increased $1.4 million, or 18.3%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $0.6 million primarily as a result of incremental fees related to the 81 properties we acquired from October 1, 2017 to September 30, 2018, salaries and benefits of $0.3 million and costs related to our property management platform of $0.2 million.
Depreciation and Amortization
Depreciation and amortization increased $4.0 million, or 21.7%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. This increase was primarily attributable to incremental depreciation expense related to the self storage properties we acquired subsequent to October 1, 2017, partially offset by a decrease in amortization of customer in-place leases from $3.0 million for the three months ended September 30, 2017 to $2.9 million for the three months ended September 30, 2018.
Interest Expense
Interest expense increased $1.5 million, or 16.4%, for the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in interest expense was primarily attributable to higher interest rates on variable-rate debt and a new Term Loan D borrowing during the three months ended March 31, 2018 partially offset by lower outstanding borrowings under the Revolver during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Ventures
Equity in earnings (losses) of unconsolidated real estate ventures represents our share of earnings and losses earned through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended September 30, 2018, we recorded $0.2 million of equity in earnings from our unconsolidated real estate ventures compared to $0.7 million of losses for the three months ended September 30, 2017. The was primarily the result of decreases in amortization of customer in-place leases recorded by our 2016 Joint Venture during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and incremental earnings from our 2018 Joint Venture following the acquisition of the Portfolio in September 2018.

Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $12.4 million for the three months ended September 30, 2018, compared to $10.0 million for the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
Net income was $41.8 million for the nine months ended September 30, 2018, compared to $34.0 million for the nine months ended September 30, 2017, an increase of $7.8 million. The increase was primarily due to an increase in NOI resulting from an additional 81 self storage properties we acquired between October 1, 2017 and September 30, 2018, and same store NOI growth, partially offset by a decrease in gains from the sale of self storage properties and increases in depreciation and amortization, interest expense and general and administrative expenses.
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Rental revenue
Same store portfolio	$181,803	$174,881	$6,922
Non-Same store portfolio	44,774	7,832	36,942
Total rental revenue	226,577	182,713	43,864
Other property-related revenue
Same store portfolio	6,057	5,837	220
Non-Same store portfolio	1,500	234	1,266
Total other property-related revenue	7,557	6,071	1,486
Property operating expenses
Same store portfolio	59,713	58,092	1,621
Non-Same store portfolio	17,249	3,078	14,171
Total property operating expenses	76,962	61,170	15,792
Net operating income
Same store portfolio	128,147	122,626	5,521
Non-same store portfolio	29,025	4,988	24,037
Total net operating income	157,172	127,614	29,558
Management fees and other revenue	7,464	5,978	1,486
General and administrative expenses	(25,614)	(22,066)	(3,548)
Depreciation and amortization	(66,226)	(54,946)	(11,280)
Income from operations	72,796	56,580	16,216
Other (expense) income
Interest expense	(30,763)	(24,788)	(5,975)
Equity in earnings (losses) of unconsolidated real estate ventures	290	(2,260)	2,550
Acquisition costs	(471)	(450)	(21)
Non-operating income (expense)	69	(75)	144
Gain on sale of self storage properties	391	5,743	(5,352)
Other expense	(30,484)	(21,830)	(8,654)

	Nine Months Ended September 30,
	2018	2017	Change
Income before income taxes	42,312	34,750	7,562
Income tax expense	(469)	(767)	298
Net income	41,843	33,983	7,860
Net income attributable to noncontrolling interests	(21,098)	(29,790)	8,692
Net income attributable to National Storage Affiliates Trust	20,745	4,193	16,552
Distributions to preferred shareholders	(7,763)	—	(7,763)
Net income attributable to common shareholders	$12,982	$4,193	$8,789

Total Revenue
Our total revenue increased by $46.8 million, or 24.0%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase was primarily attributable to incremental rental revenue from 81 self storage properties we acquired between October 1, 2017 and September 30, 2018, increased fees and regular rental increases for in-place tenants. Average total portfolio occupancy decreased from 89.3% for the nine months ended September 30, 2017 to 88.5% for the nine months ended September 30, 2018.
Rental Revenue
Rental revenue increased by $43.9 million, or 24.0%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase in rental revenue was primarily due to a $36.9 million increase in non-same store rental revenue which was attributable to incremental rental revenue of $14.4 million from 31 self storage properties acquired between October 1, 2017 and December 31, 2017, and $12.6 million from 50 self storage properties acquired during the nine months ended September 30, 2018. Same store portfolio rental revenues increased $6.9 million, or 4.0%, due to a 3.8% increase, from $11.47 to $11.91, in same store rental revenue per occupied square foot, driven primarily by a combination of increased contractual lease rates for in-place tenants and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and commissions and sales of storage supplies. Other property-related revenue increased by $1.5 million, or 24.5%, for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. This increase primarily resulted from a $1.3 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.5 million from 31 self storage properties acquired between October 1, 2017 and December 31, 2017, and $0.3 million from 50 self storage properties acquired during the nine months ended September 30, 2018.
Management Fees and Other Revenue
Management and other fees, which are primarily related to managing and operating the unconsolidated real estate ventures, were $7.5 million for the nine months ended September 30, 2018, compared to $6.0 million for the nine months ended September 30, 2017, an increase of $1.5 million, or 24.9%. This increase was primarily attributable to incremental fees earned from the 2018 Joint Venture following the acquisition of the Portfolio in September 2018.
Property Operating Expenses
Property operating expenses increased $15.8 million, or 25.8%, for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase resulted from a $14.2 million increase in non-same store property operating expenses attributable to incremental property operating expenses of $6.3 million from 31 self storage properties acquired between October 1, 2017 and December 31, 2017, and $4.5 million from 50 self storage properties acquired during the nine months ended September 30, 2018. In addition, same store portfolio property operating expenses increased $1.6 million, or 2.8%, due to increases in property taxes, advertising costs and personnel and related costs.

General and Administrative Expenses
General and administrative expenses increased $3.5 million, or 16.1%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $2.0 million primarily as a result of incremental fees related to the 81 properties we acquired from October 1, 2017 to September 30, 2018, salaries and benefits of $0.7 million and costs related to our property management platform of $0.5 million.
Depreciation and Amortization
Depreciation and amortization increased $11.3 million, or 20.5%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. This increase was primarily attributable to incremental depreciation expense related to the self storage properties we acquired subsequent to October 1, 2017. This increase was partially offset by a decrease in amortization of customer in-place leases from $10.5 million for the nine months ended September 30, 2017 to $9.2 million for the nine months ended September 30, 2018.
Interest Expense
Interest expense increased $6.0 million, or 24.1%, for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in interest expense was primarily due to higher interest rates on variable-rate debt, a new term loan D borrowing, $75.0 million of additional Term Loan Facility borrowings during the nine months ended September 30, 2018 and a $84.9 million secured debt financing we entered into during August 2017, partially offset by lower outstanding borrowings under the Revolver during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Ventures
Equity in earnings (losses) of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the 2018 Joint Venture and the 2016 Joint Venture. During the nine months ended September 30, 2018, we recorded $0.3 million of equity in earnings from our unconsolidated real estate ventures compared to $2.3 million of equity in losses for the nine months ended September 30, 2017. This was primarily the result of decreases in amortization of customer in-place leases recorded by our 2016 Joint Venture during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, and incremental earnings from our 2018 Joint Venture following the acquisition of the Portfolio in September 2018.
Gain On Sale of Self Storage Properties
Gain on on sale of self storage properties was $0.4 million for the nine months ended September 30, 2018, compared to $5.7 million for nine months ended September 30, 2017. During the nine months ended September 30, 2018, we sold two self storage properties to unrelated third parties for gross proceeds of $5.5 million and during the nine months ended September 30, 2017 we sold two self storage properties and improved land adjacent to self storage properties for gross proceeds of $11.4 million.
Net Loss Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $21.1 million for the nine months ended September 30, 2018, compared to $29.8 million for the nine months ended September 30, 2017.

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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$16,829	$11,226	$41,843	$33,983
Add (subtract):
Real estate depreciation and amortization	22,164	18,187	65,332	53,773
Company's share of unconsolidated real estate venture real estate depreciation and amortization	1,954	2,042	4,709	5,832
Gain on sale of self storage properties	—	(106)	(391)	(5,743)
Company's share of unconsolidated real estate venture loss on sale of properties	205	—	205	—
Distributions to preferred shareholders and unitholders	(2,711)	—	(8,106)	—
FFO attributable to subordinated performance unitholders(1)	(7,358)	(7,699)	(19,415)	(20,743)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	31,083	23,650	84,177	67,102
Add:
Acquisition costs	141	139	471	450
Company's share of unconsolidated real estate venture acquisition costs	—	1	—	22
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$31,224	$23,790	$84,648	$67,574

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	55,722	44,269	52,189	43,967
Weighted average restricted common shares outstanding	29	27	30	24
Weighted average OP units outstanding	28,910	26,361	29,009	25,984
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,835	1,835	1,835
Weighted average LTIP units outstanding	715	603	689	1,095
Total weighted average shares and units outstanding - FFO and Core FFO	87,211	73,095	83,752	72,905

FFO per share and unit	$0.36	$0.32	$1.01	$0.92
Core FFO per share and unit	$0.36	$0.33	$1.01	$0.93

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Earnings (loss) per share - diluted	$0.03	$0.03	$0.25	$0.09
Impact of the difference in weighted average number of shares(1)	—	(0.02)	(0.10)	(0.04)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.14	0.14	0.25	0.41
Add real estate depreciation and amortization	0.25	0.25	0.78	0.74
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.02	0.03	0.06	0.08
Subtract gain on sale of self storage properties	—	—	—	(0.08)
FFO attributable to subordinated performance unitholders	(0.08)	(0.11)	(0.23)	(0.28)
FFO per share and unit	0.36	0.32	1.01	0.92
Add acquisition costs and Company's share of unconsolidated real estate venture acquisition costs	—	0.01	—	0.01
Core FFO per share and unit	$0.36	$0.33	$1.01	$0.93

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
The following table presents a reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$16,829	$11,226	$41,843	$33,983
(Subtract) Add:
Management fees and other revenue	(3,148)	(1,998)	(7,464)	(5,978)
General and administrative expenses	8,848	7,480	25,614	22,066
Depreciation and amortization	22,469	18,463	66,226	54,946
Interest expense	10,656	9,157	30,763	24,788
Equity in (earnings) losses of unconsolidated real estate ventures	(242)	710	(290)	2,260
Acquisition costs	141	139	471	450
Income tax expense	282	162	469	767
Gain on sale of self storage properties	—	(106)	(391)	(5,743)
Non-operating expense	(153)	9	(69)	75
Net Operating Income	$55,682	$45,242	$157,172	$127,614
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about our 2018 Joint Venture and 2016 Joint Venture see Note 5 to the condensed consolidated financial statements in Item 1.
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense and the Company's share of unconsolidated real estate venture depreciation and amortization. We define Adjusted EBITDA as EBITDA plus acquisition costs, organizational and offering expenses, equity-based compensation expense, losses on sale of properties and impairment of long-lived assets, minus gains on sale of properties and debt forgiveness, and after adjustments for unconsolidated partnerships and joint ventures. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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

•	EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and

•	other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$16,829	$11,226	$41,843	$33,983
Add:
Depreciation and amortization	22,469	18,463	66,226	54,946
Company's share of unconsolidated real estate venture depreciation and amortization	1,954	2,042	4,709	5,832
Interest expense	10,656	9,157	30,763	24,788
Income tax expense	282	162	469	767
EBITDA	52,190	41,050	144,010	120,316
Add:
Acquisition costs	141	139	471	450
Company's share of unconsolidated real estate venture acquisition costs	—	1	—	22
Gain on sale of self storage properties	—	(106)	(391)	(5,743)
Company's share of unconsolidated real estate venture loss on sale of properties	205	—	205	—
Equity-based compensation expense(1)	1,022	921	2,808	2,844
Adjusted EBITDA	$53,558	$42,005	$147,103	$117,889

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
Cash Flows
At September 30, 2018, we had $15.0 million in cash and cash equivalents and $4.7 million of restricted cash, an increase in cash and cash equivalents of $1.7 million and an increase in restricted cash of $1.7 million from December 31, 2017. Restricted cash primarily consists of like-kind exchange proceeds from the sale of a self storage property and escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $123.7 million for the nine months ended September 30, 2018 compared to $94.9 million for the nine months ended September 30, 2017, an increase of $28.8 million. Our operating cash flow increased primarily due to the 31 self storage properties that were acquired between October 1, 2017 and December 31, 2017 that generated cash flow for the entire nine months ended September 30, 2018, and an additional 50 self storage properties acquired during the nine months ended September 30, 2018. Because these 81 self storage properties were acquired after September 30, 2017, our operating results for the nine months ended September 30, 2017 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for general and administrative expenses and interest expense.
Investing Activities
Cash used in investing activities was $460.5 million for the nine months ended September 30, 2018 compared to $217.1 million for the nine months ended September 30, 2017. The primary uses of cash for the nine months ended September 30, 2018 were for our acquisition of 50 self storage properties and an expansion project at an existing property for cash consideration of $264.4 million, capital expenditures of $14.5 million, investments in our 2018 Joint Venture and our 2016 Joint Venture of $165.6 million and deposits for potential acquisitions of $21.2 million partially offset by $5.3 million of proceeds from the sale of two self storage properties. The primary uses of cash for the nine months ended September 30, 2017 were for our acquisition of 34 self storage properties for cash consideration of $209.7 million, capital expenditures of $10.0 million, investments in our 2016 Joint Venture of $12.6 million and deposits for potential acquisitions of $2.3 million, partially offset by $17.5 million of proceeds from the sale of three self storage properties and land parcels.

Capital expenditures totaled $14.5 million and $10.0 million during the nine months ended September 30, 2018 and 2017, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2018	2017
Recurring capital expenditures	$4,030	$2,589
Revenue enhancing capital expenditures	3,149	1,271
Acquisitions capital expenditures	7,511	6,149
Total capital expenditures	14,690	10,009
Change in accrued capital spending	(214)	2
Capital expenditures per statement of cash flows	$14,476	$10,011

Financing Activities
Cash provided by our financing activities was $340.2 million for the nine months ended September 30, 2018 compared to $125.3 million for the nine months ended September 30, 2017. Our sources of financing cash flows for the nine months ended September 30, 2018 primarily consisted of $652.5 million of borrowings under our credit facility and term loan facility and $175.7 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the nine months ended September 30, 2018 were for principal payments on existing debt of $387.0 million (which included $377.5 million of principal repayments under the Revolver, $5.8 million of fixed rate mortgage principal payoffs and $3.6 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $46.5 million, distributions to common shareholders of $45.2 million and distributions to preferred shareholders of $7.8 million. Our sources of financing cash flows for the nine months ended September 30, 2017 primarily consisted of $455.5 million of borrowings under our credit facility, and $84.9 million secured debt financing and $7.0 million of proceeds from the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini. Our primary uses of financing cash flows for the nine months ended September 30, 2017 were for principal payments on existing debt of $344.9 million (which included $331.0 million of principal repayments under the Revolver, $10.4 million of fixed rate mortgage principal payoffs and $3.5 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $41.8 million and distributions to common shareholders of $33.6 million.
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
As of September 30, 2018, our credit facility provided for total borrowings of over $1.0 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million Term Loan A, (iii) a $155.0 million Term Loan B, (iv) a $105.0 million Term Loan C and (v) a $125.0 million Term Loan D. The Revolver matures in May

2020; provided that we may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021, the Term Loan B matures in May 2022, the Term Loan C matures in February 2024 and the Term Loan D matures in January 2023. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity.
As of September 30, 2018, $163.5 million was outstanding under the Revolver with an effective interest rate of 3.66%. As of September 30, 2018, after taking into account $4.7 million in outstanding letters of credit, we would have had the capacity to borrow remaining Revolver commitments of $231.8 million while remaining in compliance with the credit facility's financial covenants.
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
As of September 30, 2018, $175.0 million was outstanding under the Term Loan Facility, which matures in June 2023, with an effective interest rate of 3.03%.
During the nine months ended September 30, 2018, we entered into the Third Amendment and Release of Parent Guaranty to our credit facility which released National Storage Affiliates Trust from its guarantee of the obligations of the operating partnership under the credit facility, and placed restrictions on its ability to incur additional indebtedness, including guaranteeing indebtedness of any other person or entity, subject to certain limited exceptions. In addition, we entered into the First Amendment and Release of Parent Guaranty to our Term Loan Facility which released National Storage Affiliates Trust from its guarantee of the obligations of the operating partnership under the Term Loan Facility, and placed restrictions on its ability to incur additional indebtedness, including guaranteeing indebtedness of any other person or entity, subject to certain limited exceptions.
For a summary of our financial covenants and additional detail regarding our credit facility and Term Loan Facility please see Note 8 to the Company's most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Equity Transactions
Issuance of Common Shares
During the three months ended September 30, 2018, we closed a follow-on offering of 5,900,000 of our common shares at an offering price of $29.86 per share. We received aggregate net proceeds from the offering of approximately $175.7 million after deducting estimated expenses associated with the offering. We used the net proceeds from the offering to repay borrowings outstanding under our Revolver and to make capital contributions to the 2018 Joint Venture.
During the nine months ended September 30, 2018, after receiving notices of redemption from certain OP unitholders, we elected to issue 364,348 common shares to such holders in exchange for 364,348 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 50 properties acquired during the nine months ended September 30, 2018, we issued $26.1 million of OP equity (consisting of 520,455 OP units, 343,719 Series A-1 preferred units and 102,110 subordinated performance units).
During the nine months ended September 30, 2018, the Company issued 2,024,170 OP units upon conversion of 997,074 subordinated performance units as further described under "Subordinated Performance Units and DownREIT Subordinated Performance Units" in Note 3 in Item 1 of this Quarterly Report.

Dividends and Distributions
On August 23, 2018, our board of trustees declared a cash dividend and distribution, respectively, of $0.29 per common share and OP unit to shareholders and OP unitholders of record as of September 14, 2018. On August 23, 2018, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 Preferred Unit to shareholders and unitholders of record as of September 14, 2018. On September 14, 2018, our board of trustees declared cash distributions of $7.4 million, in aggregate, to subordinated performance unitholders of record as of September 15, 2018. Such dividends and distributions were paid on September 28, 2018.
Cash Distributions from our Operating Partnership
Under the LP Agreement of our operating partnership, to the extent that we, as the general partner of our operating partnership, determine to make distributions to the partners of our operating partnership out of the operating cash flow or capital transaction proceeds generated by a real property portfolio managed by one of our PROs, the holders of the series of subordinated performance units that relate to such portfolio are entitled to share in such distributions. Under the LP Agreement of our operating partnership, operating cash flow with respect to a portfolio of properties managed by one of our PROs is generally an amount determined by us, as general partner of our operating partnership, equal to the excess of property revenues over property related expenses from that portfolio. In general, property revenue from the portfolio includes:

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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of September 30, 2018, our operating partnership had an aggregate of $1,499.1 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of September 30, 2018, an aggregate of $141.5 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of September 30, 2018, we have not guaranteed any obligations of unconsolidated entities nor made any commitments to provide funding to any such entities that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of September 30, 2018, we had $238.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $2.4 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 27, 2018 under the heading Item 1A. "Risk Factors" beginning on page 15, which is accessible on the SEC's website at www.sec.gov. During the nine months ended September 30, 2018, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2018.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
On August 16, 2018, the operating partnership issued 56,192 OP units and 27,616 Series A-1 Preferred Units as partial consideration for the acquisition of a self storage property from an unrelated third party.
On August 28, 2018, the operating partnership issued 19,973 subordinated performance units to affiliates of Hide-Away, one of the Company's existing PROs, and 25,909 subordinated performance units to unrelated third parties as partial consideration for the acquisition of a self storage property.
During the three months ended September 30, 2018, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 117,766 common shares to satisfy redemption requests from certain limited partners.
On October 24, 2018, the operating partnership issued 19,047 OP units and 5,824 subordinated performance units to an affiliate of Northwest, one of the Company's existing PROs and an affiliate of Kevin Howard, a trustee of the Company, as partial consideration for the acquisition of a self storage property.
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

As of November 1, 2018, other than those OP units held by the Company, after reflecting the transactions described herein, 31,674,547 OP units of its operating partnership were outstanding (including 931,671 outstanding LTIP units in the operating partnership and 1,834,786 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions). These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: November 2, 2018