Form 10-K
period 2018-12-31
National Storage Affiliates Trust
filed 2019-02-26
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-37351
National Storage Affiliates Trust
(Exact name of Registrant as specified in its charter)

Maryland	46-5053858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8400 East Prentice Avenue
9th Floor
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $1.6 billion as of June 30, 2018. As of February 25, 2019, 56,699,541 common shares of beneficial interest, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement for its annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS
National Storage Affiliates Trust and its consolidated subsidiaries (the "Company", "NSA," "we," "our", and "us") make forward-looking statements in this report that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may," or similar expressions, we intend to identify forward-looking statements.
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
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2018, we held ownership interests in and operated a geographically diversified portfolio of 675 self storage properties, located in 34 states and Puerto Rico, comprising approximately 43.0 million rentable square feet, configured in approximately 345,000 storage units. According to the 2019 Self-Storage Almanac, we are the fifth largest owner and operator of self storage properties in the United States based on number of properties, self storage units, and rentable square footage. We completed our initial public offering in 2015 and our common shares are listed on the New York Stock Exchange under the symbol "NSA."
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
We believe that our national platform has significant potential for continued external and internal growth. We seek to further expand our platform by continuing to recruit additional established self storage operators as well as opportunistically partnering with institutional funds and other institutional investors in strategic joint venture arrangements while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. We are currently engaged in preliminary discussions with additional self storage operators and believe that we could add one to three PROs in addition to the ten PROs we have currently identified, which will enhance our existing geographic footprint and allow us to enter regional markets in which we currently have limited or no market share.
Our PROs
The Company had eight PROs as of December 31, 2018: SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away") and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini").
In October 2018, we entered into definitive agreements with affiliates of Southern Self Storage, LLC d/b/a Southern Self Storage of Palm Beach Gardens, Florida, to add Southern Self Storage ("Southern") as our ninth PRO. In January 2019, we completed the initial contribution transaction with Southern, which included the acquisition of six self storage properties by us. In addition, in February 2019, we entered into definitive agreements with affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania to add Moove In Self Storage ("Moove In") as our tenth PRO. Moove In is led by John Gilliland, a past Chairman of the national Self Storage Association. Moove In currently owns 19 self storage properties in Pennsylvania, Maryland, New Jersey, and New York. Upon closing, Moove In intends to contribute six self storage properties to us as part of the initial contribution transaction, and its remaining properties will be added to our captive pipeline. We expect the initial contribution transaction and related closing documentation, including the entry into a facilities portfolio management agreement, to close during the first quarter of 2019, subject to customary closing conditions.
To capitalize on their recognized and established local brands, our PROs continue to function as property managers for their managed portfolios under their existing brands (which include various brands in addition to those discussed below). Over the long-run, we may seek to brand or co-brand each location as part of NSA.

•
SecurCare, which is headquartered in Lone Tree, Colorado, has been operating since 1988 and is one of our PROs responsible for covering the west, mountain, midwest and southeast regions. SecurCare provided property management services to 207 of our properties located in California, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina and Texas as of December 31, 2018. SecurCare is currently managed by David Cramer, who has worked in the self storage industry for more than 20 years.

•
Northwest, which is headquartered in Portland, Oregon, is our PRO responsible for covering the northwest region. Northwest provided property management services to 75 of our properties located in Oregon and Washington as of December 31, 2018. Northwest is run by Kevin Howard, one of our trustees, who founded the company over 30 years ago and is recognized in the industry for his successful track record as a self storage specialist in the areas of design and development, operations and property management, consultation, and brokerage.

•
Optivest, which is based in Dana Point, California, is one of our PROs responsible for covering portions of the northeast and southwest regions. Optivest managed 57 of our properties located in Arizona, California,

Massachusetts, Nevada, New Hampshire, New Mexico and Texas as of December 31, 2018. Optivest is run by its co-founder, Warren Allan, who has more than 25 years of financial and operational management experience in the self storage industry and is recognized as a self storage acquisition and development specialist.

•
Guardian, which is based in Irvine, California, is one of our PROs responsible for covering portions of the southern California and southwest regions. Guardian managed 54 of our properties located in California, Arizona and Nevada as of December 31, 2018. Guardian is led by John Minar, who has nearly 40 years of self storage acquisition, rehabilitation, ownership, operations and development experience.

•
Move It, which is based in Dallas, Texas, is one of our PROs responsible for covering portions of the Texas and southeast markets. Move It managed 29 of our properties located in Alabama, Florida, Louisiana, Mississippi and Texas as of December 31, 2018. Move It is led by its founder, Tracy Taylor, who has more than 40 years of experience in self storage development, acquisition and management, and is currently on the board of directors for the Large Owners Council of the Self Storage Association and is a former Chairman of the national Self Storage Association.

•
Storage Solutions, which is based in Chandler, Arizona, is our PRO responsible for covering portions of the Arizona and Nevada markets. Storage Solutions managed 10 of our properties in Arizona and Nevada as of December 31, 2018. Storage Solutions is led by its founder, Bill Bohannan, who is one of the largest operators in Phoenix and has more than 35 years of self storage acquisition, development and management experience. Mr. Bohannan is recognized in the industry as a self storage acquisition, development and management specialist.

•
Hide-Away, which is based in Sarasota, Florida, is our PRO responsible for covering the western Florida market. Hide-Away managed 21 of our properties in western Florida as of December 31, 2018. Hide-Away is led by its founder, Steve Wilson, one of the early developers of the self storage business, who served for more than 35 years as the President of Hide-Away and its related entities, and is a former Chairman of the national Self-Storage Association.

•
Personal Mini, which is based in Orlando, Florida, is our PRO responsible for covering portions of the central Florida market. Personal Mini managed seven of our properties in central Florida as of December 31, 2018. Personal Mini is led by Marc Smith, an active self storage investor who has been involved in all facets of the self storage business. Mr. Smith is a past Chairman of the Self Storage Association, and also previously served as president of the Southeast Region of the Self Storage Association.

•
Southern, which is based in Palm Beach Gardens, Florida, is our PRO responsible for covering portions of the southeast region, including New Orleans, the Florida Panhandle, and southern Georgia, and Puerto Rico. Southern is led by Bob McIntosh and Peter Cowie, who are active real estate operators with more than 30 years of self storage experience. At the beginning of 2019, Southern contributed six of its nine self storage properties to us as part of the initial contribution transaction. As part of its initial contribution, Southern also co-invested sufficient subordinated equity to manage our six properties located in Puerto Rico as well as an additional 11 properties in Louisiana that we acquired in January 2019.

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

Our Consolidated Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. As of December 31, 2018, we owned a geographically diversified portfolio of 499 self storage properties, located in 26 states and Puerto Rico, comprising approximately 30.4 million rentable square feet, configured in approximately 242,000 storage units. Of these properties, 247 were acquired by us from our PROs and 252 were acquired by us from third-party sellers. A complete listing of, and additional information about, our self storage properties is included in Item 2 of this report.
During the year ended December 31, 2018, we acquired 57 consolidated self storage properties and an expansion project adjacent to an existing property, of which four were acquired by us from our PROs and 53 were acquired by us from third-party sellers. The following is a summary of our 2018 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State/Territory	Properties	Units	Square Feet	Fair Value
2018 Acquisitions:
Arizona	13	6,943	758,623	$74,168
Kansas	13	4,443	548,415	59,876
Florida	5	2,893	322,111	32,483
Missouri	4	2,000	235,300	28,175
North Carolina	4	2,296	285,975	39,596
California	2	895	102,207	15,741
Nevada	2	837	108,065	11,172
Oregon	2	486	63,805	8,137
Texas	2	956	125,087	9,549
Other(1)	10	6,411	662,175	77,752
Total	57	28,160	3,211,763	356,649

(1) Self storage properties in other states and territories acquired during the year ended December 31, 2018 include Georgia, Maryland, Ohio, Washington, and Puerto Rico.
During the year ended December 31, 2018, we sold two self storage properties to unrelated third parties for $5.5 million. The self storage properties comprised approximately 0.1 million rentable square feet configured in approximately 1,500 storage units.
During the year ended December 31, 2017, we acquired 65 consolidated self storage properties, of which 10 were acquired by us from our PROs and 55 were acquired by us from third-party sellers. The following is a summary of our 2017 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
2017 Acquisitions:
Georgia	13	6,836	934,780	$84,631
Florida	8	4,774	520,728	61,955
Texas	7	3,180	475,134	36,930
Nevada	5	2,640	311,547	35,446
California	4	2,194	304,504	36,547
Illinois	4	1,992	270,911	17,252
Louisiana	4	1,806	229,259	18,982
Kansas	3	1,297	215,035	20,558
Missouri	3	1,013	152,889	13,346

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
Oregon	3	1,135	139,492	26,334
Indiana	2	950	127,570	11,665
Maryland	2	1,167	120,773	10,939
Other(1)	7	3,208	419,907	52,215
Total	65	32,192	4,222,529	$426,800

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
2018 Joint Venture
During the year ended December 31, 2018, we formed the 2018 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, with an affiliate of Heitman America Real Estate REIT LLC. In September 2018, the 2018 Joint Venture completed the acquisition of a portfolio of 112 self storage properties located across 17 states and Puerto Rico, consisting of approximately 8.2 million rentable square feet configured in over 68,000 storage units for an aggregate purchase price of approximately $1.325 billion (the "Portfolio").
Immediately following the closing of the acquisition, the 2018 Joint Venture distributed six self storage properties located in Puerto Rico and a single self storage property located in Ohio acquired as part of the Portfolio to our consolidated portfolio in exchange for a $64.2 million cash contribution from NSA. In addition, two of the properties acquired as part of the Portfolio were combined with other properties for operational efficiency. As of December 31, 2018, our 2018 Joint Venture owned and operated 103 properties containing approximately 7.6 million rentable square feet, configured in approximately 63,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2018, our 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated a portfolio of 73 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 14 states.
During the year ended December 31, 2018, our 2016 Joint Venture acquired three self storage properties and an expansion project at an existing property for $28.5 million, comprising approximately 0.2 million rentable square feet, configured in approximately 1,300 storage units. During the year ended December 31, 2018, our 2016 Joint Venture sold to an unrelated third party one self storage property for $9.3 million, comprising approximately 0.2 million rentable square feet, configured in approximately 800 storage units.
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
As of December 31, 2018, our property management platform managed and controlled 39 of our consolidated properties in select markets in California, Illinois, Kansas, Maryland, Missouri, Ohio, Virginia and Puerto Rico. As discussed above, in January 2019, Southern began managing our six properties located in Puerto Rico.

Our Competitive Strengths
We believe our unique PRO structure combined with our property management platform allows us to differentiate ourselves from other self storage operators, and the following competitive strengths enable us to effectively compete against our industry peers:
High Quality Properties in Key Growth Markets.    We held ownership interests in and operated a geographically diversified portfolio of 675 self storage properties, located in 34 states and Puerto Rico, comprising approximately 43.0 million rentable square feet, configured in approximately 345,000 storage units as of December 31, 2018. Over 75% of our consolidated portfolio is located in the top 100 MSAs, based on our 2018 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
Differentiated, Growth-Oriented Strategy Focused on Established Operators.    We are a self storage REIT with a unique structure that supports our differentiated external growth strategy. Our structure appeals to operators who are looking for access to growth capital while maintaining an economic stake in the self storage properties that each manages on the Company's behalf. These attributes entice operators to join the Company rather than sell their properties for cash consideration. Our strategy is to attract operators who are confident in the future performance of their properties and desire to participate in the growth of the Company. We have successfully recruited established operators across the United States with a history of efficient property management and a track record of successful acquisitions. Our structure and differentiated strategy have enabled us to build a substantial captive pipeline from existing operators as well as potentially create external growth from the recruitment of additional PROs.
Integrated Platform Utilizing Advanced Technology for Enhanced Operational Performance and Best Practices.    Our national platform allows us to capture cost savings through integration and centralization, thereby eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs. As compared to a stand-alone operator, our national platform has greater access to lower-cost capital, reduced Internet marketing costs per customer lead, discounted property insurance expense, and reduced overhead costs. In addition, the Company has sufficient scale for various centralized functions, including financial reporting, the operation of call centers, expanding cell tower leasing, a national credit card processing program, marketing, information technology, legal support, and capital market functions, to achieve substantial cost savings over smaller, individual operators.
Our national platform utilizes advanced technology for our data warehouse program, Internet marketing, our centralized call centers, financial and property analytic dashboards, revenue optimization analytics and expense management tools to enhance operational performance. These centralized programs, which are run through our Technology and Best Practices Group, are positively impacting our business performance, and we believe that they will continue to be a driver of organic growth going forward. We will utilize our Technology and Best Practices Group to help us benefit from the collective sharing of key operating strategies among our PROs in areas like human resource management, local marketing and operating procedures and building tenant insurance-related arrangements.
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
Acquire Built-in Captive Pipeline of Target Properties from Existing PROs.    We have an attractive, high quality potential acquisition pipeline (our "captive pipeline") of over 100 self storage properties valued at over $900 million that will continue to drive our future growth. We consider a property to be in our captive pipeline if it (i) is under a management service agreement with one of our PROs, (ii) meets our property quality criteria, and (iii) is either required to be offered to us under the applicable facilities portfolio management agreement or a PRO has a reasonable basis to believe that the controlling owner of the property intends to sell the property in the next seven years.
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
Access Additional Off-Market Acquisition Opportunities.    Our PROs and their "on-the-ground" personnel have established an extensive network of industry relationships and contacts in their respective markets. Through these local connections, our PROs are able to access acquisition opportunities that are not publicly marketed or sold through auctions. Our structure incentivizes our PROs to source acquisitions in their markets from third-party sellers and consolidate these properties into the Company. Other public self storage companies generally have acquisition teams located at their central offices, which in many instances are far removed from regional and local markets. We believe our operators' networks and close familiarity with the other operators in their markets provide us clear competitive advantages in identifying and selecting attractive acquisition opportunities. Our PROs have sourced 252 acquisitions from third-party sellers comprising approximately 17.0 million rentable square feet as of December 31, 2018.
Recruit Additional New PROs in Target Markets.    We intend to continue to execute on our external growth strategy through additional acquisitions and contributions from future PROs in key markets. We believe there is significant opportunity for growth through consolidation of the highly fragmented composition of the market. We believe that future operators will be attracted to our unique structure, providing them with lower cost of capital, better economies of scale, and greater operational and overhead efficiencies while preserving their existing property management platforms. We intend to add one to three additional PROs to complement our existing geographic footprint and to achieve our goal of creating a highly diversified nationwide portfolio of properties focused in the top 100 MSAs. When considering a PRO candidate, we consider various factors, including the size of the potential PRO's portfolio, the quality and location of its properties, its market exposure, its operating expertise, its ability to grow its business, and its reputation with industry participants.
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
As of December 31, 2018, our unsecured credit facility provided for total borrowings of $1.0 billion, consisting of five components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $155.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $105.0 million tranche C term loan facility (the "Term Loan C") and (v) a $125.0 million tranche D term loan facility (the "Term Loan D" and together with the Revolver, the Term Loan A, the Term Loan B, and Term Loan C, the "credit facility"). As of December 31, 2018, we had the entire amounts drawn on Term Loan A, Term Loan B, Term Loan C and Term Loan D and we had $139.5 million of outstanding borrowings under the Revolver, and the capacity to borrow an additional $254.8 million under the Revolver while remaining in compliance with the credit facility's financial covenants. As of December 31, 2018, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.3 billion.
We also have a credit agreement with a syndicated group of lenders for a term loan facility that matures in June 2023 (the "2023 Term Loan Facility") and is separate from the credit facility in an aggregate amount of $175.0 million, which amount is outstanding. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total availability in an aggregate amount up to $400.0 million.
During the year ended December 31, 2018, we entered into a credit agreement with a lender for a term loan facility that matures in December 2028 (the "2028 Term Loan Facility") and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million, which amount is outstanding. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
The credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility each contain the same financial covenants and customary affirmative and negative covenants that, among other things, could limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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
Recent U.S. Federal Income Tax Legislation
On December 22, 2017, Congress enacted H.R. 1, also known as the Tax Cuts and Jobs Act of 2017 ("TCJA"). The TCJA made major changes to the Internal Revenue Code, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), permitting immediate expensing of capital expenditures and significant changes in the taxation of earnings from non-U.S. sources. The effect of the significant changes made by the TCJA is highly uncertain, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions. Technical corrections or other amendments to the new rules, and additional administrative guidance interpreting these new rules, may be forthcoming at any time but may also be significantly delayed. While we do not currently expect this reform to have a significant impact to the Company's consolidated financial statements, stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in the Company's common stock.
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
Employees
As of December 31, 2018, the Company had 461 employees, which includes employees of our property management platform but does not include persons employed by our PROs. As of December 31, 2018, our PROs, collectively, had approximately 1,100 full-time and part-time employees involved in management, operations, and reporting with respect to our self storage property portfolio.
Available Information
We file registration statements, proxy statements, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those statements and reports with the Securities and Exchange Commission (the "SEC"). Investors may obtain copies of these statements and reports by accessing the SEC's website at www.sec.gov. Our statements and reports and any amendments to any of those statements and reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable on our website at www.nationalstorageaffiliates.com. The information contained on our website is not incorporated into this Annual Report on Form 10-K. Our common shares are listed on the New York Stock Exchange under the symbol "NSA."

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
Risks Related to Our Business
Adverse economic or other conditions in the markets in which we do business and more broadly associated with the real estate industry could negatively affect our occupancy levels and rental rates and therefore our operating results and the value of our self storage properties.
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in our markets in California, Oregon, Texas, Florida, Arizona, Georgia and North Carolina, which accounted for approximately 24%, 12%, 10%, 9%, 6%, 5% and 5%, respectively, of our total rental and other property-related revenues for the year ended December 31, 2018, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represented a significant concentration of our 2018 revenues. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:

•	business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics;

•	periods of economic slowdown or recession, declining demand for self storage or the public perception that any of these events may occur;

•
local or regional real estate market conditions, such as competing properties or products, the oversupply of self storage, vacancies or changes in self storage space market rents, or a reduction in demand for self storage in a particular area; and

•	perceptions by prospective tenants of the safety, convenience and attractiveness of our properties and the neighborhoods in which they are located.
We are also susceptible to the effects of adverse macro-economic events and business conditions that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates and the availability of financing, tax rates, fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability. Our operating results and cash available for distribution could also be adversely impacted if we experience increased operating costs, including maintenance, insurance premiums and real estate taxes, whether due to economic conditions, government regulation or otherwise. In addition, our operating expenses, including taxes, insurance, maintenance and debt service payments, may not be reduced even if we experience a reduction in revenues, which may exacerbate the impact on our profitability.
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

•
we may experience difficulties in effectively integrating the financial and operational reporting systems of the properties or portfolios we acquire into (or supplanting such systems with) our financial and operational reporting infrastructure and internal control framework in a timely manner; and

•
we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, tax liabilities, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties. The sellers or contributors of properties may make limited representations and warranties to us about the properties and may agree to indemnify us for a certain period of time following the closing for breaches of those representations and warranties. However, any resulting liabilities identified may not fall within the scope or time frame covered by the indemnification, and we may be required to bear those liabilities, which may materially and adversely affect our operating results, financial condition and business.

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
The value of our properties may be reassessed for property tax purposes by taxing authorities including as a result of our acquisition and contribution transactions. Accordingly, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past or from what we expected in connection with our underwriting activities. If the property taxes we pay increase, our operating results and cash flow would be adversely impacted, and our ability to pay any expected dividends to our shareholders could be adversely affected.
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
Security breaches through cyber-attacks, cyber-intrusions, or other methods could disrupt our information technology networks and related systems.
We and our PROs are increasingly dependent upon automated information technology processes and Internet commerce, and many of our and their tenants come from the telephone or over the Internet. Moreover, the nature of our and our PROs' business involves the receipt and retention of certain personal information about such tenants. In many cases, we and our PROs also rely significantly on third-party vendors to retain data, process transactions and provide other systems services. Our networks and operations could be disrupted, and sensitive data could be compromised, by physical or electronic security breaches, targeted against us, our PROs, our vendors or other organizations, including financial markets or institutions, including by way of or through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, phishing, employee theft or misuse, or inadequate security controls. Although we make efforts to protect the security and integrity of our networks and systems, there can be no assurance that these efforts and measures will be effective or that attempted security breaches or disruptions would not be successful, as such attacks and breaches may be difficult to detect (or not detected at all) and are becoming more sophisticated. In such event, we may experience business interruptions; data loss, ransom, misappropriation, or corruption; theft or misuse of confidential or proprietary information; or litigation and investigation by tenants, governmental or regulatory agencies, or other third parties. Such events could also have other adverse impacts on us, including breaches of debt covenants or other contractual or REIT compliance obligations, late or misstated financial reports, and significant diversion of management attention and resources. As a result, such events could have a material adverse effect on our financial condition, results of operations and cash flows and harm our business reputation or have such effects on our PROs.
We may become subject to litigation or threatened litigation that may divert management's time and attention, require us to pay damages and expenses or restrict the operation of our business.
We may become subject to disputes, including class or collective actions, with customers (or prospective customers), employees, commercial parties with whom we maintain relationships or other parties with whom we do business. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management's ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant and may not be covered by insurance. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.
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
Certain environmental laws also impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property even after they no longer own or operate the property. Moreover, the past or present owner or operator of a property from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases.
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
We rely on on-site personnel to maximize tenant satisfaction at each of our properties, and any difficulties we or they encounter in hiring, training and maintaining skilled on-site personnel may harm our operating performance.
The general professionalism of site managers and staff are contributing factors to a site's ability to successfully secure rentals and retain tenants and we rely on on-site personnel to maintain clean and secure self storage properties. If we or our PROs are unable to successfully recruit, train and retain qualified on-site personnel, the quality of service we and our PROs strive to provide at our properties could be adversely affected, which could lead to decreased occupancy levels and reduced operating performance of our properties.
We and certain of our PROs have tenant insurance- and/or tenant protection plan-related arrangements that are in some cases subject to state-specific governmental regulation, which may adversely affect our results.
We and certain of our PROs have tenant insurance- and/or tenant protection plan-related arrangements with regulated insurance companies and our tenants. Some of our PROs earn access fees in connection with these arrangements. We receive a portion of the fees from these PROs. The tenant insurance and tenant protection plan businesses, including the payments associated with these arrangements, are in some cases subject to state-specific governmental regulation. State regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance industry participants. Although these arrangements are managed by our property management platform and/or certain of our PROs who have developed marketing programs and management procedures to navigate the regulatory environment, as a result of regulatory or private action in any jurisdiction in which we operate, we may be temporarily or permanently suspended from continuing some or all of our tenant insurance- and/or tenant protection plan-related activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.
Privacy concerns could result in regulatory changes that may harm our business.
Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate have imposed or in the future may impose restrictions and requirements on the use of personal information by those collecting such information. For example, the California Consumer Privacy Act of 2018 was recently passed and will become effective as of January 1, 2020, which provides consumers with expansive rights and control over personal information obtained by or shared with certain covered businesses. Changes to law or regulations or the passage of new laws affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information.
Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition, operating results and cash flow.
We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable, such as losses due to earthquakes, hurricanes, tornadoes, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. In addition, if any such loss is insured, we may be required to pay significant amounts on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss. As a result, our operating results may be adversely affected.

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
Some of our investments are. and in the future may be, structured as strategic joint ventures. Part of our strategy is to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios through a promoted return structure. These arrangements are driven by the magnitude of capital required to complete the acquisitions and maintain the acquired portfolios. Such arrangements involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, partners or co-venturers might at any time have economic or other business interests or goals different from us and or in competition with us.
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
We are restricted in making certain property sales on account of agreements with our PROs that may require us to keep certain properties that we would otherwise sell.
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
Conflicts of interest could arise with respect to the interests of holders of OP units (including subordinated performance units), on the one hand, which include members of our senior management team, PROs, and trustees (including Arlen D. Nordhagen, our chief executive officer and chairman of the board of trustees) and us and our shareholders, on the other. In particular, the consummation of certain business combinations, the sale, disposition or transfer of certain of our assets or the repayment of certain indebtedness that may be desirable to us and our shareholders could have adverse tax consequences to such unit holders. In addition, our trustees and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, we have fiduciary duties, as a general partner, to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership. Our duties as a general partner to our operating partnership and its partners may come into conflict with the duties of our trustees and officers to the Company and our shareholders. The partnership agreement of our operating partnership does not require us to resolve such conflicts in favor of either the Company or the limited partners in our operating partnership. Further, there can be no assurance that any procedural protections we implement to address these or other conflicts of interest will result in optimal outcomes for us and our shareholders.
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
There is no assurance that we will succeed in securing expansions of our credit facility, 2023 Term Loan Facility or 2028 Term Loan Facility, if we desire to do so.
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
As of December 31, 2018, we had approximately $1.3 billion of debt outstanding, of which approximately $214.5 million, or 16.7%, is subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). Although the credit markets have recently experienced historic lows in interest rates, if interest rates continue to rise, the interest rates on our variable-rate debt could be higher than current levels, which could increase our financing costs and decrease our cash flow and our ability to pay cash distributions to our shareholders. For example, if market rates of interest on this variable-rate debt increased by 100 basis points (excluding variable-rate debt with interest rate swaps), the increase in interest expense would decrease future earnings and cash flows by approximately $2.1 million annually.
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
Our credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility contain (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, cap our total leverage at 60% of our gross asset value (as defined in our credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility), require us to have a minimum fixed charge coverage ratio of 1.5 to 1, and require us to have a minimum net worth (as defined in our credit facility) of at least $682.6 million plus 75% of the net proceeds of equity issuances. In the event that we fail to satisfy our covenants, we would be in default under our credit agreements and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of such covenants could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.
Risks Related to Our Qualification as a REIT
Our failure to remain qualified as a REIT would subject us to U.S. federal income tax and applicable state and local taxes, which would reduce the amount of operating cash flow to our shareholders.
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
The maximum U.S. federal income tax rate for certain qualified dividends payable to domestic shareholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, are generally not eligible for these reduced qualified dividend rates. However, for taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted Tax Cuts and Jobs Act ("TCJA"), noncorporate taxpayers may deduct up to 20% of certain qualified business income, including "qualified REIT dividends" (generally, REIT dividends received by a shareholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to dividend income from regular corporate dividends does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to qualified dividends from C corporations could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our shares.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument (a) hedges interest rate risk on liabilities used to carry or acquire real estate assets or (b) hedges an instrument described in clause (a) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) the relevant instrument is properly identified under applicable Treasury regulations. Income from hedging transactions that does not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, although, subject to limitation, such losses may be carried back or forward against past or future taxable income in the TRS. Under the TCJA, net operating losses generated beginning in 2018 may not be used to offset more than 80% of our TRS's taxable income. Net operating losses generated beginning in 2018 can be carried forward indefinitely but can no longer be carried back.
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
Subject to applicable law and the rules of any stock exchange on which our shares may be listed or traded, our board of trustees, without common shareholder approval, may authorize us to issue additional authorized and unissued common shares and preferred shares on the terms and for the consideration it deems appropriate and may amend our declaration of trust to increase the total number of shares, or the number of shares of any class or series, that we are authorized to issue. In addition, our operating partnership may issue OP units, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into common shares after an agreed period of time and certain other conditions, preferred units of limited partnership interest, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into our 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") and subordinated performance units, which are only convertible into OP units beginning two years following the initial issuance of the applicable series and then (i) at the holder's election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations. Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if all such subordinated performance units were convertible into OP units as of December 31, 2018, each subordinated performance unit would on average hypothetically convert into 1.32 OP units, or into an aggregate of approximately 20.0 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2018. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2018, we held ownership interests in and operated a geographically diversified portfolio of 675 self storage properties, located in 34 states and Puerto Rico, comprising approximately 43.0 million rentable square feet, configured in approximately 345,000 storage units. Of these properties, we consolidated 499 self storage properties that contain approximately 30.4 million rentable square feet and we held a 25% ownership interest in 176 unconsolidated real estate venture properties that contain approximately 12.6 million rentable square feet.
The following table sets forth summary information regarding our consolidated properties by state as of December 31, 2018.

	Number of	Number of	Rentable	% of Rentable	Period-end
State/Territory	Properties	Units	Square Feet	Square Feet	Occupancy
California(1)	83	49,569	6,226,522	20.4%	89.2%
Texas	60	24,150	3,417,208	11.3%	88.0%
Oregon	60	24,298	3,076,899	10.0%	82.5%
Georgia	34	14,062	1,897,977	6.3%	87.0%
Florida	34	23,490	2,355,949	7.8%	86.1%
North Carolina	33	15,394	1,885,559	6.2%	91.8%
Oklahoma	30	13,875	1,902,947	6.3%	85.1%
Arizona	29	16,062	1,825,563	6.0%	85.9%
Indiana	16	8,790	1,135,080	3.7%	88.8%
Kansas	16	5,737	762,949	2.5%	82.8%
Washington	15	4,950	623,996	2.1%	83.9%
Louisiana(1)	14	6,323	858,719	2.8%	83.0%
Nevada	13	6,606	836,616	2.8%	91.8%
Colorado	11	5,054	615,463	2.0%	86.8%
New Hampshire	10	4,186	509,720	1.7%	92.7%
Ohio	8	3,572	454,168	1.5%	88.9%
Missouri	7	3,008	386,991	1.3%	74.5%
Puerto Rico	6	4,459	431,612	1.4%	88.8%
Illinois	4	1,991	270,936	0.9%	86.6%
South Carolina	4	1,212	147,580	0.5%	91.6%
Maryland	3	1,659	176,962	0.6%	93.1%
Mississippi	3	864	114,311	0.4%	87.1%
New Mexico	2	1,154	155,125	0.5%	88.5%
Alabama	1	762	110,616	0.4%	85.2%
Massachusetts	1	284	42,650	0.1%	95.1%
Virginia	1	598	82,495	0.3%	82.0%
Kentucky	1	380	60,950	0.2%	90.7%
Total/Weighted Average	499	242,489	30,365,563	100.0%	87.1%

(1) Five of the California properties and one of the Louisiana properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 12. Commitments and Contingencies" in Item 8. "Financial Statements and Supplementary Data."

The following table sets forth summary information regarding our unconsolidated real estate venture properties by state as of December 31, 2018.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
Florida	27	15,096	1,715,596	13.6%	84.8%
Michigan	24	15,483	1,963,048	15.6%	87.5%
New Jersey	15	10,519	1,225,270	9.7%	89.8%
Alabama	14	5,573	830,036	6.6%	88.7%
Ohio	14	8,778	1,064,246	8.4%	87.6%
Georgia	11	6,149	872,308	6.9%	89.1%
California	10	6,201	754,000	6.0%	89.3%
Other(1)	61	35,175	4,190,622	33.2%	84.4%
Total	176	102,974	12,615,126	100.0%	86.7%

(1) Other states in the unconsolidated real estate ventures include Arizona, Delaware, Illinois, Massachusetts, Minnesota, Mississippi, Nevada, New Mexico, New York, Oklahoma, Pennsylvania, Rhode Island, Tennessee, Texas and Virginia.

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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares have been listed and traded on the NYSE under the symbol "NSA" since April 22, 2015. Prior to that time there was no public market for our common shares.
Holders
As of February 25, 2019, the Company had 66 record holders of its common shares. The 66 holders of record do not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
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
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2018 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2018 is based upon management's estimate. The following table summarizes the taxability of our dividends per common share for the year ended December 31, 2018:

	Year Ended
	December 31, 2018
Ordinary Income	$0.799267	68.9%
Return of Capital	$0.360733	31.1%
Total	$1.160000	100.0%
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2018, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 98,430 common shares to satisfy redemption requests from certain limited partners.
As of February 25, 2019, other than those OP units held by the Company, 32,560,314 OP units were outstanding (including 945,770 outstanding Long-Term Incentive Plan Units ("LTIP units") and 1,848,261 outstanding OP units in certain consolidated subsidiaries of the operating partnership ("DownREIT OP units"), which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Performance Graph
The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the Nareit All Equity REIT Index as provided by Nareit for the period beginning April 23, 2015 and ending December 31, 2018.

	Period Ending
Index	4/23/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018
National Storage Affiliates Trust	$100	$137	$184	$238	$240
S&P 500	100	98	110	134	128
Russell 2000	100	91	109	126	112
Nareit All Equity REIT Index	100	101	109	119	114
The foregoing item assumes $100.00 invested on April 23, 2015, with dividends reinvested. The Performance Graph will not be deemed to be incorporated by reference into any filing by NSA under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that NSA specifically incorporates the same by reference.

Item 6. Selected Financial Data
The following table sets forth our selected historical financial and operating data as of and for the periods indicated. You should read the information below in conjunction with the financial statements and notes thereto included in Item 8. "Financial Statements and Supplementary Data" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K or in previous filings with the SEC. Dollars in the following table are in thousands, except per share amounts.

	Year Ended December 31,
	2018	2017	2016	2015	2014
OPERATING DATA:
Total revenue	$330,896	$268,130	$199,046	$133,919	$76,970
Total operating expenses	229,242	189,630	141,390	102,328	59,887
Income from operations	101,654	78,500	57,656	31,591	17,083
Net income (loss)	56,326	45,998	24,866	4,796	(16,357)
Net (income) loss attributable to noncontrolling interests(1)	(42,217)	(43,037)	(6,901)	7,644	16,357
Net income (loss) attributable to the Company	14,109	2,961	17,965	12,440	—
Earnings (loss) per share—basic	$0.07	$0.01	$0.60	$0.80	$—
Earnings (loss) per share—diluted	$0.07	$0.01	$0.31	$0.17	$—
Weighted average shares outstanding—basic (in thousands)	53,293	44,423	29,887	15,463	1
Weighted average shares outstanding—diluted (in thousands)	53,293	44,423	78,747	45,409	1
Dividends declared per common share	$1.16	$1.04	$0.88	$0.54	$—
BALANCE SHEET DATA (at end of period)
Self storage properties, net	$2,391,462	$2,104,875	$1,733,533	$1,079,101	$799,327
Total assets	2,729,263	2,266,730	1,892,092	1,099,049	832,746
Debt financing	1,278,102	958,097	878,954	567,795	597,691
Total equity (deficit)	$1,402,299	$1,271,487	$979,068	$516,047	$214,104
OTHER DATA (at end of period)
Number of properties(2)	499	444	382	277	219
Rentable square feet (in thousands)(3)	30,366	27,182	23,077	15,770	12,067
Occupancy percentage(4)	87%	87%	88%	89%	85%

(1) While we control our operating partnership, we did not have an ownership interest or share in our operating partnership's profits and losses prior to the completion of our initial public offering. As a result, all of our operating partnership's profits and losses for the year ended December 31, 2014 were allocated to owners other than us.

(2) For a discussion of our acquisition and disposition activity during the years ended December 31, 2018 and 2017, see "Note 6. Self Storage Property Acquisitions and Dispositions" in Item 8. "Financial Statements and Supplementary Data."

(3) Rentable square feet includes all enclosed self storage units but excludes commercial, residential, and covered parking space.
(4) Represents total occupied rentable square feet divided by total rentable square feet as of the end of the period.

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
Our PROs
We had eight PROs as of December 31, 2018: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away and Personal Mini. In January 2019, we completed the initial contribution transaction with Southern to add Southern as our ninth PRO. In addition, in February 2019, we entered into definitive agreements to add Moove In as our tenth PRO. We expect the initial contribution transaction and related closing documentation with Moove In, including the entry into a facilities portfolio management agreement, to close during the first quarter of 2019, subject to customary closing conditions.
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
As of December 31, 2018, we owned a geographically diversified portfolio of 499 self storage properties, located in 26 states and Puerto Rico, comprising approximately 30.4 million rentable square feet, configured in approximately 242,000 storage units. Of these properties, 247 were acquired by us from our PROs and 252 were acquired by us from third-party sellers.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.

2018 Joint Venture
During the year ended December 31, 2018, we formed the 2018 Joint Venture, in which we have a 25% ownership interest, with an affiliate of Heitman America Real Estate REIT LLC. In September 2018, the 2018 Joint Venture completed the acquisition of a Portfolio of 112 self storage properties located across 17 states and Puerto Rico, consisting of approximately 8.2 million rentable square feet configured in over 68,000 storage units for an aggregate purchase price of approximately $1.325 billion.
Immediately following the closing of the acquisition, the 2018 Joint Venture distributed the six self storage properties located in Puerto Rico and a single self storage property located in Ohio included in the Portfolio to us in exchange for a $64.2 million cash contribution from us. In addition, two of the properties acquired in the Portfolio were combined with other properties for operational efficiency. As of December 31, 2018, our 2018 Joint Venture owned and operated a portfolio of 103 properties containing approximately 7.6 million rentable square feet, configured in approximately 63,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2018, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 73 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 14 states.
During the year ended December 31, 2018, our 2016 Joint Venture acquired three self storage properties and an expansion project at an existing property for $28.5 million, comprising approximately 0.2 million rentable square feet, configured in approximately 1,300 storage units. During the year ended December 31, 2018, our 2016 Joint Venture sold to an unrelated third party one self storage property for $9.3 million, comprising approximately 0.2 million rentable square feet, configured in approximately 800 storage units.
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
As of December 31, 2018, our property management platform managed and controlled 39 of our consolidated properties in select markets in California, Illinois, Kansas, Maryland, Missouri, Ohio, Virginia and Puerto Rico. In January 2019, Southern began managing our six properties located in Puerto Rico.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 57 self storage properties during the year ended December 31, 2018 and 65 self storage properties during the year ended December 31, 2017. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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

Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
Net income was $56.3 million for the year ended December 31, 2018, compared to $46.0 million for the year ended December 31, 2017, an increase of $10.3 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from self storage properties acquired during 2017 and 2018, increases in management fees and other revenue, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview
As of December 31, 2018, our same store portfolio consisted of 376 self storage properties. See "---Results of Operations" above for the definition of our same store portfolio. The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the year ended December 31, 2018 compared to the year ended December 31, 2017 (dollars in thousands):

	Year Ended December 31,
	2018	2017	Change
Rental revenue
Same store portfolio	$243,781	$234,321	$9,460
Non-same store portfolio	64,622	17,493	47,129
Total rental revenue	308,403	251,814	56,589
Other property-related revenue
Same store portfolio	8,030	7,753	277
Non-same store portfolio	2,153	502	1,651
Total other property-related revenue	10,183	8,255	1,928
Property operating expenses
Same store portfolio	79,591	77,576	2,015
Non-same store portfolio	24,284	6,879	17,405
Total property operating expenses	103,875	84,455	19,420
Net operating income
Same store portfolio	172,220	164,498	7,722
Non-same store portfolio	42,491	11,116	31,375
Total net operating income	214,711	175,614	39,097
Management fees and other revenue	12,310	8,061	4,249
General and administrative expenses	(36,220)	(30,060)	(6,160)
Depreciation and amortization	(89,147)	(75,115)	(14,032)
Income from operations	101,654	78,500	23,154
Other (expense) income
Interest expense	(42,724)	(34,068)	(8,656)
Equity in losses of unconsolidated real estate ventures	(1,423)	(2,339)	916
Acquisition costs	(663)	(593)	(70)
Non-operating expense	(91)	(58)	(33)
Gain on sale of self storage properties	391	5,715	(5,324)
Other expense	(44,510)	(31,343)	(13,167)
Income before income taxes	57,144	47,157	9,987
Income tax expense	(818)	(1,159)	341
Net income	56,326	45,998	10,328
Net income attributable to noncontrolling interests	(42,217)	(43,037)	820
Net income attributable to National Storage Affiliates Trust	14,109	2,961	11,148
Distributions to preferred shareholders	(10,350)	(2,300)	(8,050)

	Year Ended December 31,
	2018	2017	Change
Net income attributable common shareholders	$3,759	$661	$3,098

Total Revenue
Our total revenue increased by $62.8 million, or 23.4%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase was primarily attributable to incremental rental revenue from self storage properties acquired during 2017 and 2018, regular rental increases for in-place tenants, and management fees and other revenue earned from our unconsolidated real estate ventures, partially offset by a decrease in average total portfolio occupancy from 88.9% to 88.3%. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $56.6 million, or 22.5%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. The increase in rental revenue was due to a $47.1 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $21.3 million from 57 self storage properties acquired during 2018, and $26.9 million from 65 self storage properties acquired during 2017. Same store portfolio rental revenues increased $9.5 million, or 4.0%, due to a 4.1% increase, from $11.55 to $12.02, in same store rental revenue divided by average occupied square feet ("rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $1.9 million, or 23.4%, for the year ended December 31, 2018, as compared to the year ended December 31, 2017. This increase primarily resulted from a $1.7 million increase in non-same store other property-related revenue which was attributable to incremental other property-related revenue of $0.6 million from 57 self storage properties acquired during 2018, and $1.1 million from 65 self storage properties acquired during 2017.
Management Fees and Other Revenue
Management and other fees, which are primarily related to managing and operating our unconsolidated real estate ventures, were $12.3 million for the year ended December 31, 2018, compared to $8.1 million for the year ended December 31, 2017, an increase of $4.2 million, or 52.7%. This increase was primarily attributable to incremental fees earned from the 2018 Joint Venture following the acquisition of the 2018 Joint Venture portfolio in September 2018.
Total Operating Expenses
Total operating expenses increased $39.6 million, or 20.9%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. As discussed below, this change was primarily due to an increase of $19.4 million in property operating expenses, $6.2 million in general and administrative expenses, and $14.0 million in depreciation and amortization.
Property Operating Expenses
Property operating expenses increased $19.4 million, or 23.0%, for the year ended December 31, 2018 compared to the year ended December 31, 2017. This increase resulted from a $17.4 million increase in non-same store property operating expenses primarily attributable to incremental property operating expenses of $7.4 million from 57 self storage properties acquired during 2018, and $10.6 million from 65 self storage properties acquired during 2017. In addition, same store portfolio property operating expenses increased $2.0 million, or 2.6%, due to increases in property taxes, personnel expenses and repairs and maintenance expenses.
General and Administrative Expenses
General and administrative expenses increased $6.2 million, or 20.5%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $2.5 million primarily as a result of incremental fees related to the self storage properties we acquired in 2018 and 2017, payroll and related costs of $2.3 million, of which $1.0 million is directly related to our property management platform and other general and administrative expenses of $1.4 million.
Depreciation and Amortization
Depreciation and amortization increased $14.0 million, or 18.7%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase was primarily attributable to incremental depreciation expense related to the self storage properties we acquired in 2018 and 2017. This increase was partially offset by a $1.9 million decrease in amortization of customer in-place leases from $13.5 million for the year ended December 31, 2017 to $11.6 million for the year ended December 31, 2018.
Interest Expense
Interest expense increased $8.7 million, or 25.4%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in interest expense was primarily due to higher outstanding borrowings under the Revolver, higher interest rates on variable-rate debt, $275.0 million of additional term loan borrowings during the year ended December 31, 2018 and an $84.9 million secured debt financing we entered into during August 2017.
Equity In Losses Of Unconsolidated Real Estate Venture
Equity in losses of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the year ended December 31, 2018, we recorded $1.4 million of equity in losses from our unconsolidated real estate ventures compared to $2.3 million of equity in losses for the year ended December 31, 2017. This was primarily the result of decreases in amortization of customer in-place leases recorded by our 2016 Joint Venture during the year ended December 31, 2018 compared to the year ended December 31, 2017, offset by incremental losses from our 2018 Joint Venture following its formation in September 2018.
Gain On Sale of Self Storage Properties
Gain on sale of self storage properties was $0.4 million for the year ended December 31, 2018, compared to $5.7 million for the year ended December 31, 2017. During the year ended December 31, 2018, we sold two self storage properties to unrelated third parties for gross proceeds of $5.5 million and during the year ended December 31, 2017, we sold three self storage properties and improved land adjacent to self storage properties for gross proceeds of $17.8 million.
Income Tax Expense
Income tax expense decreased $0.3 million, or 29.4%, for the year ended December 31, 2018, compared to the year ended December 31, 2017. The decrease in income tax expense was primarily due to decreases in our tax provision for our TRS, partially offset by increases in certain state and local taxes related to growth in our portfolio.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 to the consolidated financial statements in Item 8, we allocate U.S. generally accepted accounting principles ("GAAP") income (loss) utilizing the hypothetical liquidation at book value ("HLBV") method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $14.1 million for the year ended December 31, 2018, compared to $3.0 million for the year ended December 31, 2017.
Distributions to Preferred Shareholders
During the year ended December 31, 2018, we paid $10.4 million of distributions to our preferred shareholders, compared to $2.3 million during the year ended December 31, 2017. These amounts represent quarterly distributions paid to the holders of our Series A Preferred Shares, which we issued in October 2017.

Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
Net income was $46.0 million for the year ended December 31, 2017, compared to $24.9 million for the year ended December 31, 2016, an increase of $21.1 million. The increase was primarily due to an increase in NOI resulting from self storage properties acquired during 2016 and 2017, increases in management fees and other revenue, gains from the sale of self storage properties and decreases in acquisition costs, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses.
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

	Year Ended December 31,
	2017	2016	Change
Rental revenue
Same store portfolio	$165,858	$157,097	$8,761
Non-same store portfolio	85,956	34,081	51,875
Total rental revenue	251,814	191,178	60,636
Other property-related revenue
Same store portfolio	5,468	5,012	456
Non-same store portfolio	2,787	1,047	1,740
Total other property-related revenue	8,255	6,059	2,196
Property operating expenses
Same store portfolio	53,045	52,034	1,011
Non-same store portfolio	31,410	12,764	18,646
Total property operating expenses	84,455	64,798	19,657
Net operating income
Same store portfolio	118,281	110,075	8,206
Non-same store portfolio	57,333	22,364	34,969
Total net operating income	175,614	132,439	43,175
Management fees and other revenues	8,061	1,809	6,252
General and administrative expenses	(30,060)	(21,528)	(8,532)
Depreciation and amortization	(75,115)	(55,064)	(20,051)
Income from operations	78,500	57,656	20,844
Other (expense) income
Interest expense	(34,068)	(24,109)	(9,959)
Loss on early extinguishment of debt	—	(136)	136
Equity in losses of unconsolidated real estate venture	(2,339)	(1,484)	(855)
Acquisition costs	(593)	(6,546)	5,953
Non-operating expense	(58)	(147)	89
Gain on sale of self storage properties	5,715	—	5,715
Other expense	(31,343)	(32,422)	1,079
Income before income taxes	47,157	25,234	21,923
Income tax expense	(1,159)	(368)	(791)
Net income	45,998	24,866	21,132
Net income attributable to noncontrolling interests	(43,037)	(6,901)	(36,136)
Net income attributable to National Storage Affiliates Trust	$2,961	$17,965	(15,004)

Distributions to preferred shareholders	$(2,300)	$—	$(2,300)
Net income attributable to common shareholders	$661	$17,965	$(17,304)

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
Rental Revenue
Rental revenue increased by $60.6 million, or 31.7%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase in rental revenue was due to a $51.9 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $15.1 million from 65 self storage properties acquired during 2017, and $36.7 million from 107 self storage properties acquired during 2016. Same store portfolio rental revenues increased $8.8 million, or 5.6%, due to a 5.8% increase, from $11.02 to $11.66, in same store rental revenue per occupied square foot, driven primarily by increased contractual lease rates and fees.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $2.2 million, or 36.2%, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. This increase resulted from a $1.7 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.4 million from 65 self storage properties acquired during 2017, and $1.3 million from 107 self storage properties acquired during 2016.
Management Fees and Other Revenue
Management fees and other revenue increased by $6.3 million, for the year ended December 31, 2017, as compared to the year ended December 31, 2016. The increase primarily resulted from a full year's worth of management and other fees for managing and operating the 2016 Joint Venture, which began its operations on October 4, 2016. The 2016 Joint Venture pays certain customary fees to us for managing and operating the 2016 Joint Venture properties, including property management fees, call center fees, platform fees and acquisition fees.
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
Equity In Losses Of Unconsolidated Real Estate Ventures
During the year ended December 31, 2017, we recorded $2.3 million of equity in losses from our 2016 Joint Venture compared to $1.5 million for the year ended December 31, 2016. The increase of $0.9 million of equity in losses can be attributed to a full year's worth of operations at the 2016 Joint Venture. Equity in losses of unconsolidated real estate venture represents our share of earnings and losses earned through our 25% ownership interest in the 2016 Joint Venture. The 2016 Joint Venture recorded net losses of $9.4 million during the year ended December 31, 2017, primarily due to NOI of $36.3 million, offset by $29.2 million of depreciation and amortization, $11.4 million of interest expense and $5.1 million of supervisory, administrative, acquisition and other expenses. The 2016 Joint Venture recorded net losses of $5.9 million during the year ended year ended December 31, 2016, primarily due to NOI of $8.3 million, offset by $6.2 million of depreciation and amortization, $4.3 million of other expenses, primarily consisting of acquisition costs associated with the acquisition of the 2016 Joint Venture portfolio, $2.8 million of interest expense and $0.9 million of supervisory, administrative and other expenses.
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
Income Tax Expense
Income tax expense increased $0.8 million, or 214.9%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase in income tax expense was primarily related to growth in the Company's portfolio contributing to increases in certain state and local taxes that are considered income-based taxes and increases in the Company's tax provision for its TRS, through which the Company provides management and other services to the 2016 Joint Venture as well as other activities.

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
In allocating the purchase price for a self storage property acquisition, we determine whether the acquisition includes intangible assets. We allocate a portion of the purchase price to an intangible asset attributed to the value of customer in-place leases. Because the majority of tenant leases are on a month-to-month basis, this intangible asset represents the estimated value of the leases in effect on the acquisition date. This intangible asset is amortized to expense using the straight-line method over 12 months, the estimated average remaining rental period for the leases.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	2018	2017	2016
Net income	$56,326	$45,998	$24,866
Add (subtract):
Real estate depreciation and amortization	87,938	73,669	54,193
Company's share of unconsolidated real estate venture real estate depreciation and amortization	10,233	7,296	1,559
Gain on sale of self storage properties	(391)	(5,715)	—
Company's share of unconsolidated real estate venture loss on sale of properties	205	—	—
Distributions to preferred shareholders and unitholders	(10,822)	(2,300)	—
FFO attributable to subordinated performance unitholders(1)	(27,111)	(28,364)	(22,842)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	116,378	90,584	57,776
Add:
Acquisition costs	663	593	6,546
Company's share of unconsolidated real estate venture acquisition costs	—	22	1,006
Loss on early extinguishment of debt	—	—	136
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$117,041	$91,199	$65,464

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	53,293	44,423	29,887
Weighted average restricted common shares outstanding	29	25	18
Weighted average OP units outstanding	28,977	26,126	24,262
Weighted average DownREIT OP unit equivalents outstanding	1,835	1,835	1,835
Weighted average LTIP units outstanding	694	957	2,212
Total weighted average shares and units outstanding - FFO and Core FFO	84,828	73,366	58,214

FFO per share and unit	$1.37	$1.23	$0.99
Core FFO per share and unit	$1.38	$1.24	$1.12

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the periods presented:

	Year Ended December 31,
	2018	2017	2016
Earnings (loss) per share - diluted	$0.07	$0.01	$0.31
Impact of the difference in weighted average number of shares(1)	(0.03)	—	0.11
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.49	0.59	—
Add real estate depreciation and amortization	1.04	1.00	0.93
Add Company's share unconsolidated venture real estate depreciation and amortization	0.12	0.10	0.03
Subtract gain on sale of self storage properties	—	(0.08)	—
FFO attributable to subordinated performance unitholders	(0.32)	(0.39)	(0.39)
FFO per share and unit	1.37	1.23	0.99
Add acquisition costs, Company's share of unconsolidated real estate venture acquisition costs and loss on early extinguishment of debt	0.01	0.01	0.13
Core FFO per share and unit	$1.38	$1.24	$1.12

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
The following table presents a reconciliation of net income (loss) to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$56,326	$45,998	$24,866
(Subtract) add:
Management fees and other revenue	(12,310)	(8,061)	(1,809)
General and administrative expenses	36,220	30,060	21,528
Depreciation and amortization	89,147	75,115	55,064
Interest expense	42,724	34,068	24,109
Equity in losses of unconsolidated real estate venture	1,423	2,339	1,484
Loss on early extinguishment of debt	—	—	136
Acquisition costs	663	593	6,546
Income tax expense	818	1,159	368
Gain on sale of self storage properties	(391)	(5,715)	—
Non-operating expense	91	58	147
Net Operating Income	$214,711	$175,614	$132,439
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about our 2018 Joint Venture and 2016 Joint Venture see Note 5 to the consolidated financial statements in Item 8.
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net income	$56,326	$45,998	$24,866
Add:
Depreciation and amortization	89,147	75,115	55,064
Company's share of unconsolidated real estate venture depreciation and amortization	10,233	7,296	1,559
Income tax expense	818	1,159	368
Interest expense	42,724	34,068	24,109
Loss on early extinguishment of debt	—	—	136
EBITDA	199,248	163,636	106,102
Add:
Acquisition costs	663	593	6,546
Company's share of unconsolidated real estate venture acquisition costs	—	22	1,006
Gain on sale of self storage properties	(391)	(5,715)	—
Company's share of unconsolidated real estate venture loss on sale of properties	205	—	—
Equity-based compensation expense	3,837	3,764	2,597
Adjusted EBITDA	$203,562	$162,300	$116,251

Liquidity and Capital Resources
Liquidity Overview
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity and debt offerings, and debt financings including borrowings under the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility.
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
Cash Flows
At December 31, 2018, we had $13.2 million in cash and cash equivalents and $3.2 million of restricted cash, a decrease in cash and cash equivalents of $0.2 million and an increase in restricted cash of $0.1 million from December 31, 2017. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 of this report.
Operating Activities
Cash provided by our operating activities was $161.8 million for the year ended December 31, 2018 compared to $124.3 million for the year ended December 31, 2017, an increase of $37.5 million. Our operating cash flow increased primarily due to 65 self storage properties acquired during the year ended December 31, 2017 that generated cash flow for the entire year ended December 31, 2018 and 57 self storage properties that were acquired during the year ended December 31, 2018. In addition, operating distributions from our unconsolidated real estate ventures increased by $3.1 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. These increases were partially offset by higher cash payments for general and administrative expenses and interest expense.
Cash provided by our operating activities was $124.3 million for the year ended December 31, 2017 compared to $94.6 million for the year ended December 31, 2016, an increase of $29.7 million. Our operating cash flow increased primarily due to 107 self storage properties acquired during the year ended December 31, 2016 that generated cash flow for the entire year ended December 31, 2017 and 65 self storage properties that were acquired during the year ended December 31, 2017. In addition, operating distributions from our 2016 Joint Venture increased by $4.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. These increases were partially offset by higher cash payments for general and administrative expenses and interest expense.
Investing Activities
Cash used in investing activities was $514.5 million for the year ended December 31, 2018 compared to $409.3 million for the year ended December 31, 2017. The primary uses of cash for the year ended December 31, 2018 were for our acquisition of 57 self storage properties and an expansion project for cash consideration of $313.7 million, investments in our unconsolidated real estate ventures of $165.6 million, deposits for potential acquisitions of $21.0 million and capital expenditures of $19.0 million, partially offset by $5.3 million of proceeds from the sale of two self storage properties. The primary uses of cash for the year ended December 31, 2017 were for our acquisition of 65 self storage properties for cash consideration of $391.6 million, investment in our 2016 Joint Venture of $15.3 million, capital expenditures of $14.7 million and deposits for potential acquisitions of $4.9 million, partially offset by $17.5 million of proceeds from the sale of three self storage properties and land parcels.
Cash used in investing activities was $409.3 million for the year ended December 31, 2017 compared to $642.4 million for the year ended December 31, 2016. The primary uses of cash for the year ended December 31, 2017 were for our acquisition of 65 self storage properties for cash consideration of $391.6 million, investments in our unconsolidated real estate venture of $15.3 million, capital expenditures of $14.7 million and deposits for potential acquisitions of $4.9 million, partially offset by $17.5 million of proceeds from the sale of three self storage properties and land parcels. The primary uses of cash for the year ended December 31, 2016 were for our acquisition of 107 self storage properties for cash consideration of $532.0 million, investment in our 2016 Joint Venture of $83.0 million, acquisition of our property management platform for $19.9 million, and capital expenditures of $11.4 million.
Capital expenditures totaled $19.0 million, $14.7 million and $11.4 million during the years ended December 31, 2018, 2017 and 2016 respectively, We generally fund post-acquisition capital additions from cash provided by operating activities.

We categorize our capital expenditures broadly into three primary categories:

•	recurring capital expenditures, which represent the portion of capital expenditures that are deemed to replace the consumed portion of acquired capital assets and extend their useful life;

•	value enhancing capital expenditures, which represent the portion of capital expenditures that are made to enhance the revenue and value of an asset from its original purchase condition; and

•	acquisitions capital expenditures, which represent the portion of capital expenditures capitalized during the current period that were identified and underwritten prior to a property's acquisition.
The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Recurring capital expenditures	$6,001	$3,495	$2,917
Value enhancing capital expenditures	3,563	2,755	2,641
Acquisitions capital expenditures	9,356	8,953	6,114
Total capital expenditures	18,920	15,203	11,672
Increase in accrued capital spending	94	(547)	(254)
Capital expenditures per statement of cash flows	$19,014	$14,656	$11,418
Financing Activities
Cash provided by our financing activities was $352.6 million for the year ended December 31, 2018 compared to $286.1 million for the year ended December 31, 2017. Our sources of financing cash flows for the year ended December 31, 2018 primarily consisted of $175.6 million of proceeds from the issuance of common shares, $672.5 million of borrowings under our credit facility, $75.0 million of borrowings under our 2023 Term Loan Facility and $75.0 million of borrowings under our 2028 Term Loan Facility. Our primary uses of financing cash flows for the year ended December 31, 2018 were for principal payments on existing debt of $507.2 million (which included $496.5 million of principal repayments under the Revolver, $5.8 million of fixed rate mortgage principal payoffs and $4.9 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $63.4 million, distributions to common shareholders of $62.2 million and distributions to preferred shareholders of $10.4 million. Our sources of financing cash flows for the year ended December 31, 2017 primarily consisted of $166.6 million of proceeds from the issuance of preferred shares, $140.3 million of proceeds from the issuance of common shares, $676.0 million of borrowings under our credit facility, an $84.9 million secured debt financing and $7.0 million of proceeds from the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini. Our primary uses of financing cash flows for the year ended December 31, 2017 were for principal payments on existing debt of $679.1 million (which included $664.0 million of principal repayments under the Revolver, $10.4 million of fixed rate mortgage principal payoffs and $4.7 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $57.3 million, distributions to common shareholders of $47.7 million and distributions to preferred shareholders of $2.3 million.
Cash provided by our financing activities was $286.1 million for the year ended December 31, 2017 compared to $553.7 million for the year ended December 31, 2016. Our sources of financing cash flows for the year ended December 31, 2017 primarily consisted of $166.6 million of proceeds from the issuance of preferred shares, $140.3 million of proceeds from the issuance of common shares, $676.0 million of borrowings under our credit facility, an $84.9 million secured debt financing and $7.0 million of proceeds from the issuance of 300,043 subordinated performance units to an affiliate of Personal Mini. Our primary uses of financing cash flows for the year ended December 31, 2017 were for principal payments on existing debt of $679.1 million (which included $664.0 million of principal repayments under the Revolver, $10.4 million of fixed rate mortgage principal payoffs and $4.7 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $57.3 million, distributions to common shareholders of $47.7 million and distributions to preferred shareholders of $2.3 million. Our sources of financing cash flows for the year ended December 31, 2016 primarily consisted of $378.3 million of proceeds from the issuance of common shares, $712.5 million of borrowings under our credit facility and

$100.0 million of borrowings under our 2023 Term Loan Facility. Our primary uses of financing cash flows for the year ended December 31, 2016 were for principal payments on existing debt of $558.6 million (which included $529.0 million of principal repayments under the Revolver, $25.2 million of fixed rate mortgage principal payoffs and $4.4 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $47.0 million, and distributions to common shareholders of $26.7 million.
Credit Facility and Term Loan Facilities
As of December 31, 2018, our credit facility provided for total borrowings of $1.0 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million Term Loan A, (iii) a $155.0 million Term Loan B, (iv) a $105.0 million Term Loan C and (v) a $125.0 million Term Loan D. The Revolver matures in May 2020; provided that we may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021, the Term Loan B matures in May 2022, the Term Loan C matures in February 2024 and the Term Loan D matures in January 2023. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity. As of December 31, 2018, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.3 billion.
As of December 31, 2018, $235.0 million was outstanding under the Term Loan A with an effective interest rate of 2.91%, $155.0 million was outstanding under the Term Loan B with an effective interest rate of 2.94%, $105.0 million was outstanding under the Term Loan C with an effective interest rate of 3.71%, $125.0 million was outstanding under the Term Loan D with an effective interest rate of 3.79% and $139.5 million was outstanding under the Revolver with an effective interest rate of 3.90%. As of December 31, 2018, we would have had the capacity to borrow remaining Revolver commitments of $254.8 million while remaining in compliance with the credit facility's financial covenants.
We also have the 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of December 31, 2018 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 3.13%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
During the year ended December 31, 2018, we entered into a credit agreement with a lender for the 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of December 31, 2018 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
For a summary of our financial covenants and additional detail regarding our credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility, please see Note 8 to the consolidated financial statements in Item 8.
Contractual Obligations
The following table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments on an undiscounted basis as of December 31, 2018 (dollars in thousands):

	Year Ending December 31,
	2019	2020	2021	2022	2023	Thereafter	Total
Debt financings:
Principal(1)	$5,128	$178,897	$242,603	$159,205	$377,049	$314,756	$1,277,638
Interest(2)	39,731	38,902	33,294	27,542	17,131	32,179	188,779
Real estate leasehold interests	1,334	1,379	1,404	1,419	1,424	36,074	43,034
Office lease	345	398	387	381	346	1,073	2,930
Total	$46,538	$219,576	$277,688	$188,547	$395,950	$384,082	$1,512,381

(1)	Includes scheduled principal and maturity payments related to our debt financings.

(2)
Interest is calculated until the maturity date (without regard to any extension that may be elected by the Company) based on the outstanding principal balance and the effective interest rate as of December 31, 2018.

Equity Transactions
Issuance of Common Shares
During the year ended December 31, 2018, we closed a follow-on public offering of 5,900,000 of our common shares at an offering price of $29.86 per share. We received aggregate net proceeds from the offering of approximately $175.6 million after deducting expenses associated with the offering. We used the net proceeds from the offering to repay borrowings outstanding under our Revolver and to make capital contributions to the 2018 Joint Venture.
During the year ended December 31, 2018, after receiving notices of redemption from certain OP unitholders, we elected to issue 462,778 common shares to such holders in exchange for 462,778 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 57 properties acquired during the year ended December 31, 2018, $28.1 million of OP equity was issued (consisting of 584,004 OP units, 343,719 Series A-1 preferred units and 141,811 subordinated performance units).
During the year ended December 31, 2018, the Company issued 2,024,170 OP units upon conversion of 997,074 subordinated performance units as further described under "Subordinated Performance Units and DownREIT Subordinated Performance Units" in Note 3 to the consolidated financial statements in Item 8.
Dividends and Distributions
During the year ended December 31, 2018, the Company paid $62.2 million of distributions to common shareholders, $10.4 million of distributions to preferred shareholders and distributed $63.4 million to noncontrolling interests.
On February 21, 2019, our board of trustees declared a cash dividend and distribution, respectively, of $0.30 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2019. On February 21, 2019, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 15, 2019. In addition, we expect to declare a cash distribution in the first quarter of 2019 to our subordinated performance unitholders of record as of March 15, 2019. Such dividends and distributions are expected to be paid on March 29, 2019.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of December 31, 2018, our operating partnership had an aggregate of $1,500.9 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of December 31, 2018, an aggregate of $143.0 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Our OP units are redeemable for cash or, at our option exchangeable on a one-for-one basis into common shares after an agreed period of time and certain other conditions. Our subordinated performance units are only convertible into OP units following a two year lock-out period and then (i) at the holder's election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations.
Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2018, each subordinated performance unit would on average hypothetically convert into 1.32 OP units, or into an aggregate of approximately 20.0 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2018. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.

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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of December 31, 2018, we have not guaranteed any obligations of unconsolidated entities nor made any commitments to provide funding to any such entities that creates any material exposure to any financing, liquidity, market or credit risk.
Segment
We manage our business as one reportable segment consisting of investments in self storage properties located in the United States. Although we operate in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets.
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
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2018, 2017 and 2016. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the U.S. economy and may increase the cost of acquiring or replacing self storage properties and related improvements, as well as real estate property taxes, employee salaries, wages and benefits, utilities, and other expenses. Because our tenant leases are month-to-month, we may be able to rapidly adjust our rental rates to minimize the adverse impact of any inflation which could mitigate our exposure to increases in costs and expenses resulting from inflation.
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
As of December 31, 2018, we had $214.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If the one-month London Interbank Offered Rate ("LIBOR") were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would increase or decrease future earnings and cash flows by approximately $2.1 million annually.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2018.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
Item 14. Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2018.
PART IV
Item 15. Exhibits, Financial Statement Schedules
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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by this reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

10.1
Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 3.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.2
Amended and Restated Partnership Unit Designation of Series GN Class B OP Units of NSA OP, LP (Exhibit 3.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.3
Third Amended and Restated Partnership Unit Designation of Series NW Class B OP Units of NSA OP, LP (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.4
Third Amended and Restated Partnership Unit Designation of Series OV Class B OP Units of NSA OP, LP (Exhibit 3.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.5
Second Amended and Restated Partnership Unit Designation of Series SC Class B OP Units of NSA OP, LP (Exhibit 3.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.6
Partnership Unit Designation of Series SS Class B OP Units of NSA OP, LP (Exhibit 3.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.7	Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with SEC on August 9, 2016, is incorporated herein by this reference)
10.8
First Amendment to Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.8 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated herein by this reference)

10.9
Partnership Unit Designation of Series PM Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.10
Partnership Unit Designation of Series MI Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2017, is incorporated herein by this reference)

10.11
Partnership Unit Designation of Series A-1 Preferred Units of NSA OP, LP dated as of January 5, 2018 (Exhibit 10.12 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)

10.12
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.13
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.14
Amended and Restated Credit Agreement dated as of May 6, 2016 by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, KeyBank National Association, as Administrative Agent, with Keybanc Capital Markets Inc. and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, and PNC Bank, National Association, as Syndication Agent and Wells Fargo Bank, National Association, and U.S. Bank National Association, as Co-Documentation Agents (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016, is incorporated herein by this reference)

10.15
Increase Agreement, dated as of December 1, 2016, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent (Exhibit 10.11 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated herein by this reference)

10.16
Second Increase Agreement and Amendment, dated as of February 08, 2017, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent (Exhibit 10.12 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated herein by this reference)

10.17
Third Increase Agreement and Amendment, dated as of January 29, 2018, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, National Storage Affiliates Trust as Guarantor, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent (Exhibit 10.17 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)

10.18
Third Amendment to Credit Agreement and Release of Parent Guaranty, dated as of April 16, 2018, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, certain existing lenders party thereto from time to time, National Storage Affiliates Trust, and KeyBank National Association, as the Administrative Agent, and the financial institutions which are party to the Credit Agreement, as lenders (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018, is incorporated herein by this reference)

10.19
Fourth Amendment to Credit Agreement, dated as of May 31, 2018, by and among NSA OP, LP, as Borrower, certain of its subsidiaries party thereto as Subsidiary Guarantors, certain existing lenders party thereto from time to time, National Storage Affiliates Trust, and KeyBank National Association, as the Administrative Agent, and the financial institutions which are a party to the Credit Agreement, as lenders (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018, is incorporated herein by this reference)

10.20
Credit Agreement, dated as of June 30, 2016, by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and Capital One, National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Capital One, National Association, Regions Bank and U.S. Bank National Association, as Co-Bookrunners and Co-Lead Arrangers, and Regions Bank and U.S. Bank National Association, as Syndication Agents (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018, is incorporated herein by this reference)

10.21
First Amendment to Credit Agreement and Release of Parent Guaranty, dated as of April 16, 2018, by and among NSA OP, LP, as Borrower, certain Subsidiaries of the Borrower party as Guarantors, National Storage Affiliates Trust, certain existing lenders party thereto, and Capital One, National Association, as Administrative Agent for the Lenders (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018, is incorporated herein by this reference)

10.22
Second Amendment to Credit Agreement, dated as of June 5, 2018, by and among NSA OP, LP, as Borrower, certain Subsidiaries of the Borrower party as Guarantors, National Storage Affiliates Trust, certain existing lenders party thereto, the additional lender parties thereto providing a new commitment pursuant to the terms thereof, and Capital One, National Association, as Administrative Agent for the Lenders (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2018, is incorporated herein by this reference)

10.23	National Storage Affiliates Trust Equity Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)
10.24	NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.2 to the Registration Statement on Form S-11/A, filed with SEC on April 1, 2015, is incorporated herein by this reference).
10.25
Amended and Restated Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule I thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by reference)

10.26
Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule 1 thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated by this reference)

10.27
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Arlen D. Nordhagen (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.28
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.29
Employment Agreement, dated April 28, 2015, by and between National Storage Affiliates Trust and Steven B. Treadwell (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.30
Employment Agreement, dated January 1, 2017, by and between National Storage Affiliates Trust and Brandon Togashi (Exhibit 10.19 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated by this reference)

10.31
First Amendment to Employment Agreement, dated March 29, 2018, by and between National Storage Affiliates Trust and Arlen D. Nordhagen (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated herein by this reference)

10.32
First Amendment to Employment Agreement, dated March 29, 2018, by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated herein by this reference)

10.33
First Amendment to Employment Agreement, dated March 29, 2018, by and between National Storage Affiliates Trust and Steven B. Treadwell (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated herein by this reference)

10.34
First Amendment to Employment Agreement, dated March 29, 2018, by and between National Storage Affiliates Trust and Brandon Togashi (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated herein by this reference)

10.35	Form of Amended and Restated Restricted Share Unit Award Agreement (Exhibit 10.17 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.36	Form of Amended and Restated Restricted Share Award Agreement (Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.37
Form of LTIP Unit Award Agreement to Trustees under the NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.5 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.38	Form of LTIP Unit Award Agreement for Executive Officers (Exhibit 10.28 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)
10.39
Form of Contribution Agreement among each contributor named therein, NSA OP, LP and any indirectly wholly owned subsidiary of NSA OP, LP named therein (Exhibit 10.13 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.40
Form of Purchase and Sale Agreement among each seller named therein, National Storage Affiliates Trust and NSA OP, LP (Exhibit 10.14 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.41	Form of Indemnification Agreement (Exhibit 10.7 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)
10.42
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

10.43
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Kevin Howard Real Estate, Inc., an Oregon corporation, and (iv) Kevin Howard, an individual (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.44
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iv) Optivest Properties, LLC, a California limited liability company, and (iv) Warren Allen, an individual (Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.45
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

10.46
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

10.47
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

10.48
Facilities Portfolio Management Agreement, dated February 24, 2017, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Shader Brothers Corporation, and (iv) Marc M. Smith and Laurie Shader Smith, each an individual (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.49
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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Annual Report on Form 10-K for the year ended December 31, 2018, tagged in XBRL: ((i) consolidated balance sheets; (ii) consolidated statements of operations; (iii) consolidated statements of comprehensive income (loss); (iv) consolidated statement of changes in equity; (v) consolidated statements of cash flows; (vi) notes to consolidated financial statements; and (vii) financial statement schedule (3).

*	Filed herewith.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Storage Affiliates Trust

By:	/s/ ARLEN D. NORDHAGEN
Arlen D. Nordhagen
chairman of the board of trustees and
chief executive officer
(principal executive officer)
Date: February 26, 2019

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

Signature	Title	Date
National Storage Affiliates Trust

/s/ ARLEN D. NORDHAGEN	chairman of the board of trustees and	February 26, 2019
Arlen D. Nordhagen	chief executive officer
(principal executive officer)

/s/ TAMARA D. FISCHER	president and chief financial officer	February 26, 2019
Tamara D. Fischer	(principal financial officer)

/s/ BRANDON S. TOGASHI	chief accounting officer	February 26, 2019
Brandon S. Togashi	(principal accounting officer)

/s/ GEORGE L. CHAPMAN	trustee	February 26, 2019
George L. Chapman

/s/ KEVIN M. HOWARD	trustee	February 26, 2019
Kevin M. Howard

/s/ PAUL W. HYLBERT, JR.	trustee	February 26, 2019
Paul W. Hylbert, Jr.

/s/ CHAD L. MEISINGER	trustee	February 26, 2019
Chad L. Meisinger

/s/ STEVEN G. OSGOOD	trustee	February 26, 2019
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	February 26, 2019
Dominic M. Palazzo

/s/ REBECCA L. STEINFORT	trustee	February 26, 2019
Rebecca L. Steinfort

/s/ MARK VAN MOURICK	trustee	February 26, 2019
Mark Van Mourick

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-4
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	F-5
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2018, 2017 and 2016	F-6
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2018, 2017 and 2016	F-7
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	F-10

Notes to the Consolidated Financial Statements	F-12

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-37

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees

National Storage Affiliates Trust:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes, and the financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
February 26, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees

National Storage Affiliates Trust:
Opinion on Internal Control Over Financial Reporting
We have audited National Storage Affiliates Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes, and the financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Denver, Colorado
February 26, 2019

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2018	2017
ASSETS
Real estate
Self storage properties	$2,637,723	$2,275,233
Less accumulated depreciation	(246,261)	(170,358)
Self storage properties, net	2,391,462	2,104,875
Cash and cash equivalents	13,181	13,366
Restricted cash	3,182	3,041
Debt issuance costs, net	1,260	2,185
Investment in unconsolidated real estate ventures	245,125	89,093
Other assets, net	75,053	52,615
Assets held for sale	—	1,555
Total assets	$2,729,263	$2,266,730
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,278,102	$958,097
Accounts payable and accrued liabilities	33,130	24,459
Deferred revenue	15,732	12,687
Total liabilities	1,326,964	995,243
Commitments and contingencies (Note 12)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 6,900,000 issued and outstanding at December 31, 2018 and 2017, at liquidation preference	172,500	172,500
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 56,654,009 and 50,284,934 shares issued and outstanding at December 31, 2018 and 2017, respectively	567	503
Additional paid-in capital	844,276	711,467
Distributions in excess of earnings	(114,122)	(55,729)
Accumulated other comprehensive income	13,618	12,282
Total shareholders' equity	916,839	841,023
Noncontrolling interests	485,460	430,464
Total equity	1,402,299	1,271,487
Total liabilities and equity	$2,729,263	$2,266,730

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Rental revenue	$308,403	$251,814	$191,178
Other property-related revenue	10,183	8,255	6,059
Management fees and other revenue	12,310	8,061	1,809
Total revenue	330,896	268,130	199,046
OPERATING EXPENSES
Property operating expenses	103,875	84,455	64,798
General and administrative expenses	36,220	30,060	21,528
Depreciation and amortization	89,147	75,115	55,064
Total operating expenses	229,242	189,630	141,390
Income from operations	101,654	78,500	57,656
OTHER (EXPENSE) INCOME
Interest expense	(42,724)	(34,068)	(24,109)
Loss on early extinguishment of debt	—	—	(136)
Equity in losses of unconsolidated real estate ventures	(1,423)	(2,339)	(1,484)
Acquisition costs	(663)	(593)	(6,546)
Non-operating expense	(91)	(58)	(147)
Gain on sale of self storage properties	391	5,715	—
Other expense	(44,510)	(31,343)	(32,422)
Income before income taxes	57,144	47,157	25,234
Income tax expense	(818)	(1,159)	(368)
Net income	56,326	45,998	24,866
Net income attributable to noncontrolling interests	(42,217)	(43,037)	(6,901)
Net income attributable to National Storage Affiliates Trust	14,109	2,961	17,965
Distributions to preferred shareholders	(10,350)	(2,300)	—
Net income attributable to common shareholders	$3,759	$661	$17,965

Earnings (loss) per share - basic	$0.07	$0.01	$0.60
Earnings (loss) per share - diluted	$0.07	$0.01	$0.31

Weighted average shares outstanding - basic	53,293	44,423	29,887
Weighted average shares outstanding - diluted	53,293	44,423	78,747

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$56,326	$45,998	$24,866
Other comprehensive income (loss)
Unrealized gain on derivative contracts	3,598	1,935	6,434
Reclassification of other comprehensive (income) loss to interest expense	(1,817)	2,308	2,678
Other comprehensive income	1,781	4,243	9,112
Comprehensive income	58,107	50,241	33,978
Comprehensive income attributable to noncontrolling interests	(43,244)	(44,697)	(7,272)
Comprehensive income attributable to National Storage Affiliates Trust	$14,863	$5,544	$26,706

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	Income	Interests	Equity
Balances, December 31, 2015	—	$—	23,015,751	$230	$236,392	$11	$—	$279,414	$516,047
OP equity issuances in business combinations:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	120,827	120,827
LTIP units	—	—	—	—	—	—	—	814	814
Redemption of OP units	—	—	1,125,503	11	13,004	—	(4)	(13,011)	—
Issuance of common shares, net of offering costs	—	—	18,962,209	190	376,224	—	—	—	376,414
Issuance of common shares, share based compensation plans	—	—	4,309	—	—	—	—	—	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(49,349)	—	288	49,061	—
Issuance of OP units	—	—	—	—	—	—	—	1,441	1,441
Equity-based compensation expense	—	—	—	—	120	—	—	2,477	2,597
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	56	56
Issuance of restricted common shares	—	—	8,090	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares	—	—	(5,500)	—	(26)	—	—	—	(26)
Reduction in receivables from partners of OP	—	—	—	—	—	—	—	1,375	1,375
Common share dividends	—	—	—	—	—	(26,695)	—	—	(26,695)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(47,760)	(47,760)
Other comprehensive income	—	—	—	—	—	—	8,741	371	9,112
Net income	—	—	—	—	—	17,965	—	6,901	24,866
Balances, December 31, 2016	—	—	43,110,362	431	576,365	(8,719)	9,025	401,966	979,068
Issuance of preferred shares, net of offering costs	6,900,000	172,500	—	—	(5,934)	—	—	—	166,566

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	Income	Interests	Equity
OP equity recorded in connection with property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	29,900	29,900
LTIP units	—	—	—	—	—	—	—	854	854
Issuance of subordinated performance units	—	—	—	—	—	—	—	7,000	7,000
Redemptions of OP units	—	—	1,409,715	14	18,389	—	289	(18,692)	—
Issuance of common shares, net of offering costs	—	—	5,750,000	58	140,203	—	—	—	140,261
Issuance of common shares, share based compensation plans	—	—	6,862	—	—	—	—	—	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(17,749)	—	385	17,364	—
Issuance of OP units	—	—	—	—	—	—	—	1,262	1,262
Equity-based compensation expense	—	—	—	—	244	—	—	3,520	3,764
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	15	15
Issuance of restricted common shares	—	—	16,525	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares	—	—	(8,530)	—	(51)	—	—	—	(51)
Reduction in receivables from partners of OP	—	—	—	—	—	—	—	812	812
Preferred share dividends	—	—	—	—	—	(2,300)	—	—	(2,300)
Common share dividends	—	—	—	—	—	(47,671)	—	—	(47,671)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(58,234)	(58,234)
Other comprehensive income	—	—	—	—	—	—	2,583	1,660	4,243
Net income	—	—	—	—	—	2,961	—	43,037	45,998
Balances, December 31, 2017	6,900,000	172,500	50,284,934	503	711,467	(55,729)	12,282	430,464	1,271,487

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	Income	Interests	Equity
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	27,962	27,962
Redemptions of OP units	—	—	462,778	5	5,904	—	172	(6,081)	—
Issuance of common shares, net of offering costs	—	—	5,900,000	59	175,557	—	—	—	175,616
Effect of changes in ownership for consolidated entities	—	—	—	—	(48,830)	—	410	48,420	—
Issuance of OP units	—	—	—	—	—	—	—	1,236	1,236
Equity-based compensation expense	—	—	—	—	253	—	—	3,584	3,837
Issuance of restricted common shares	—	—	12,311	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(6,014)	—	(75)	—	—	—	(75)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	642	642
Preferred share dividends	—	—	—	—	—	(10,350)	—	—	(10,350)
Common share dividends	—	—	—	—	—	(62,152)	—	—	(62,152)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(64,011)	(64,011)
Other comprehensive income	—	—	—	—	—	—	754	1,027	1,781
Net income	—	—	—	—	—	14,109	—	42,217	56,326
Balances, December 31, 2018	6,900,000	$172,500	56,654,009	$567	$844,276	$(114,122)	$13,618	$485,460	$1,402,299

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,326	$45,998	$24,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,147	75,115	55,064
Amortization of debt issuance costs	2,569	2,175	1,955
Amortization of debt discount and premium, net	(1,469)	(1,570)	(2,051)
Loss on debt extinguishment	—	—	136
Gain on sale of self storage properties	(391)	(5,715)	—
LTIP units issued for acquisition expenses	—	—	56
Equity-based compensation expense	3,837	3,764	2,597
Equity in losses of unconsolidated real estate ventures	1,423	2,339	1,484
Distributions from unconsolidated real estate ventures	8,187	5,093	730
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(5,713)	(2,398)	(1,994)
Accounts payable and accrued liabilities	6,597	1,200	8,386
Deferred revenue	1,283	(1,713)	3,417
Net Cash Provided by Operating Activities	161,796	124,288	94,646
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(313,712)	(391,619)	(532,030)
Capital expenditures	(19,014)	(14,656)	(11,418)
Investments in and advances to unconsolidated real estate ventures	(165,642)	(15,289)	(82,950)
Distributions from unconsolidated real estate ventures	—	250	—
Acquisition of property management platform	—	—	(19,933)
Deposits and advances for self storage property and other acquisitions	(20,977)	(4,923)	(345)
Expenditures for corporate furniture, equipment and other	(403)	(588)	(527)
Net proceeds from sale of self storage properties	5,259	17,534	4,823
Net Cash Used In Investing Activities	(514,489)	(409,291)	(642,380)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common shares	175,616	140,261	378,281
Proceeds from issuance of preferred shares	—	166,566	—
Proceeds from issuance of subordinated performance units	—	7,000	—
Borrowings under debt financings	822,500	760,900	812,500
Receipts for OP unit subscriptions	1,211	1,150	1,344
Collection of receivables from issuance of OP equity	—	—	930
Principal payments under debt financings	(507,239)	(679,104)	(558,597)
Payment of dividends to common shareholders	(62,152)	(47,671)	(26,695)
Payment of dividends to preferred shareholders	(10,350)	(2,300)	—
Distributions to noncontrolling interests	(63,350)	(57,314)	(47,005)
Debt issuance costs	(2,860)	(2,381)	(5,665)

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Equity offering costs	(727)	(1,034)	(1,399)
Net Cash Provided by Financing Activities	352,649	286,073	553,694
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(44)	1,070	5,960
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	16,407	15,337	9,377
End of year	$16,363	$16,407	$15,337

Supplemental Cash Flow Information
Cash paid for interest	$40,475	$32,951	$23,313
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions:
Issuance of OP units and subordinated performance units	$28,063	$30,327	$120,952
Deposits on acquisitions applied to purchase price	5,050	350	631
LTIP units vesting upon acquisition of properties	—	854	814
Assumption of mortgages payable	7,581	—	61,628
Other net liabilities assumed	2,167	3,616	4,817
Issuance of OP unit subscription liability through reduced distributions	1,236	1,262	1,441
Settlement of acquisition receivables through reduced distributions	642	812	445
Increase in OP unit subscription liability through reduced distributions	19	108	310
Increase in payables for offering costs	626	600	593
Settlement of offering expenses from equity issuance proceeds	575	12,299	11,673

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS
National Storage Affiliates Trust was organized in the state of Maryland on May 16, 2013 and is a fully integrated, self-administered and self-managed real estate investment trust focused on the self storage sector. As used herein, "NSA," the "Company," "we," "our," and "us" refers to National Storage Affiliates Trust and its consolidated subsidiaries, except where the context indicates otherwise. The Company has elected and believes that it has qualified to be taxed as a real estate investment trust for U.S. federal income tax purposes ("REIT") commencing with its taxable year ended December 31, 2015.
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 MSAs in the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of its operating partnership, the Company's operating partnership is authorized to issue preferred units, Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated limited partnership subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
The Company owned 499 self storage properties in 26 states and Puerto Rico with approximately 30.4 million rentable square feet (unaudited) in approximately 242,000 storage units as of December 31, 2018. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away") and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini").
In October 2018, the Company entered into definitive agreements with affiliates of Southern Self Storage, LLC d/b/a Southern Self Storage of Palm Beach Gardens, Florida, to add Southern Self Storage ("Southern") as the Company's ninth PRO. In January 2019, the Company completed the initial contribution transaction with Southern. As discussed in Note 15, in February 2019, the Company entered into definitive agreements with affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania to add Moove In Self Storage ("Moove In") as the Company's tenth PRO.
As of December 31, 2018, the Company also managed through its property management platform an additional portfolio of 176 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.6 million rentable square feet, configured in approximately 103,000 storage units and located across 22 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of December 31, 2018, in total, the Company operated and held ownership interests in 675 self storage properties located across 34 states and Puerto Rico with approximately 43.0 million rentable square feet in approximately 345,000 storage units.
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
As of December 31, 2018, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $240.4 million and $248.0 million as of December 31, 2018 and December 31, 2017, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $138.4 million and $140.3 million as of December 31, 2018 and December 31, 2017, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
Noncontrolling Interests
All of the limited partner equity interests ("OP equity") in its operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than the Company's operating partnership. In the consolidated statements of operations, the Company allocates net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to National Storage Affiliates Trust.
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
Customer In-place Leases
In allocating the purchase price for a self storage property acquisition, the Company determines whether the acquisition includes intangible assets. The Company allocates a portion of the purchase price to an intangible asset attributed to the value of customer in-place leases. This intangible asset is amortized to expense using the straight-line method over 12 months, the estimated average rental period for the leases. Substantially all of the leases in place at acquired properties are at market rates, as the leases are month-to-month contracts.
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $7.5 million, $6.0 million and $4.2 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the years ended December 31, 2018, 2017 and 2016, the Company recognized retail sales of $1.5 million, $1.3 million and $1.0 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture, the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the years ended December 31, 2018, 2017 and 2016, the Company recognized property management fees, call center fees and platform fees of $7.8 million, $4.8 million and $1.1 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") during the year ended December 31, 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. As of December 31, 2018 and 2017, the Company had deferred revenue related to the acquisition fees of $4.6 million and $2.8 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the years ended December 31, 2018, 2017 and 2016, the Company recognized acquisition fees of $1.6 million, $1.5 million and $0.3 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $2.4 million, $1.9 million and $0.5 million, respectively, of revenue related to these activities.
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $4.1 million, $3.7 million and $3.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Acquisition Costs
The Company incurs title, legal and consulting fees, and other costs associated with the completion of acquisitions. During the year ended December 31, 2017, the Company adopted Accounting Standards Update ("ASU") 2017-01 and as a result, the Company's self storage property acquisitions during the years ended December 31, 2018 and 2017 were accounted for as asset acquisitions, and accordingly, acquisition costs directly related to the self storage property acquisitions were capitalized as part of the basis of the acquired properties. Indirect acquisition costs remain included in acquisition costs in the accompanying statements of operations in the period in which they were incurred. Prior to the Company's adoption of ASU 2017-01, direct and indirect costs were included in acquisition costs in the accompanying statements of operations in the period in which they were incurred.
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
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2018 and 2017.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2018 and 2017. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; the 2015 tax year is the earliest period that remains open to examination by these taxing jurisdictions.
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
Equity-Based Awards
The measurement and recognition of compensation cost for all equity-based awards granted to officers, employees and consultants is based on estimated fair values. Compensation cost is recognized on a straight-line basis over the requisite service periods of each award with non-graded vesting. For awards granted which contain a graded vesting schedule and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For awards granted for which vesting is subject to a performance condition, compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance condition will be achieved.
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
Investments in Unconsolidated Real Estate Ventures
The Company’s investments in its unconsolidated real estate ventures are recorded under the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the Company’s investments in unconsolidated real estate ventures are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings (losses) is recognized based on the Company’s ownership interest in the earnings (losses) of the unconsolidated real estate ventures. The Company follows the "nature of the distribution approach" for classification of distributions from its unconsolidated real estate ventures in its consolidated statements of cash flows. Under this approach, distributions are reported on the basis of the nature of the activity or activities that generated the distributions as either a return on investment, which are classified as operating cash flows, or a return of investment (e.g., proceeds from the unconsolidated real estate ventures' sale of assets) which are reported as investing cash flows.
Segment Reporting
The Company manages its business as one reportable segment consisting of investments in self storage properties located in the United States. Although the Company operates in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets.
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
Goodwill
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates goodwill for potential impairment annually, or whenever impairment indicators are present. The Company determined that there was no impairment to goodwill during the years ended December 31, 2018 and 2017.
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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The Company adopted ASU 2014-09 effective January 1, 2018, and concluded that its adoption of ASU 2014-09 had no material effect on its consolidated financial statements as most of the Company's revenue is derived from lease contracts, which are excluded from the scope of the new guidance. For the Company’s other property-related revenue and management fees and other revenue subject to the new guidance, the Company performed an evaluation which included identifying its performance obligations and when such performance obligations are satisfied. Based on this evaluation, the Company determined that there was no material change in the timing or pattern of recognition of revenue for these activities as compared to the application of previous revenue recognition guidance.
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
The Company adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. The Company elected the package of practical expedients which permits the Company to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) any initial direct costs for any existing leases as of the effective date. As a lessor, the Company's recognition of rental revenue remained consistent with previous guidance, and the adoption of the lease standard did not change the Company's consolidated statements of operations and did not result in a cumulative catch-up adjustment to opening equity. Adoption of the lease standard will have a material impact on the Company's consolidated balance sheets for its non-cancelable leasehold interest agreements in which it is the lessee. As a lessee, the Company expects to record lease liabilities of approximately $24 million with corresponding right-of-use assets of approximately $23 million. See Note 12 for additional detail about the Company's non-cancelable leasehold interest agreements.
3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
Common Share Offerings
On July 13, 2018, the Company closed a follow-on offering of 5,900,000 of its common shares at an offering price of $29.86 per share. The Company received aggregate net proceeds from the offering of approximately $175.6 million after deducting expenses associated with the offering.
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

Series A Preferred Share Offering
On October 11, 2017, the Company completed an underwritten public offering of 6,900,000 of its 6.000% Series A Preferred Shares, which included 900,000 Series A Preferred Shares sold upon the exercise in full by the underwriters of their option to purchase additional Series A Preferred Shares, resulting in net proceeds to the Company of approximately $166.6 million, after deducting the underwriting discount and the Company's other offering expenses. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares rank senior to the Company's common shares with respect to dividend rights and rights upon our liquidation, dissolution or winding up. Generally, the Series A Preferred Shares become redeemable by the Company beginning in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends.
Noncontrolling Interests
All of the OP equity in the Company's operating partnership not held by the Company is reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than the Company's operating partnership. NSA is the general partner of its operating partnership and is authorized to cause its operating partnership to issue additional partner interests, including OP units and subordinated performance units, at such prices and on such other terms as it determines in its sole discretion.
As of December 31, 2018 and 2017, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2018	2017
Series A-1 preferred units	343,719	—
OP units	28,874,103	26,719,607
Subordinated performance units	10,749,475	11,604,738
LTIP units	931,671	771,396
DownREIT units
DownREIT OP units	1,834,786	1,834,786
DownREIT subordinated performance units	4,386,999	4,386,999
Total	47,120,753	45,317,526
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A Preferred Shares or the issuance of 6.000% Series A Preferred Shares on a one-for-one basis, subject to adjustments. The increase in Series A-1 preferred units outstanding from December 31, 2017 to December 31, 2018 was due to the issuance of Series A-1 preferred units in connection with the acquisition of self storage properties.
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
The increase in OP Units outstanding from December 31, 2017 to December 31, 2018 was due to the issuance of 2,024,170 OP units related to the voluntary conversions of 997,074 subordinated performance units (as discussed further below), the issuance of 584,004 OP units in connection with the acquisition of self storage properties and 9,100 LTIP units which were converted into OP units, partially offset by the redemption of 462,778 OP units for common shares.

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
The decrease in subordinated performance units outstanding from December 31, 2017 to December 31, 2018 was due to the voluntary conversion of 997,074 subordinated performance units into 2,024,170 OP units partially offset by the issuance of 141,811 subordinated performance units for co-investment by certain of the Company's PROs in connection with the acquisition of self storage properties.
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
The increase in LTIP units outstanding from December 31, 2017 to December 31, 2018 was due to the issuance of compensatory LTIP units to employees, trustees and consultants net of forfeitures partially offset by the conversion of 9,100 LTIP units into OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	December 31,
	2018	2017
Land	$583,455	$528,304
Buildings and improvements	2,048,281	1,741,459
Furniture and equipment	5,987	5,470
Total self storage properties	2,637,723	2,275,233
Less accumulated depreciation	(246,261)	(170,358)
Self storage properties, net	$2,391,462	$2,104,875
Depreciation expense related to self storage properties amounted to $76.3 million, $60.5 million and $42.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
During the year ended December 31, 2018, a wholly owned subsidiary of the Company (the "NSA Member") entered into a limited liability company agreement (the "JV Agreement") of NSA HHF JV, LLC (the "2018 Joint Venture") with an affiliate of Heitman America Real Estate REIT LLC (the "JV Investor" and, together with the NSA Member, the "Members") and the 2018 Joint Venture acquired from Simply Self Storage, which is a portfolio company of a private real estate fund managed by Brookfield Asset Management, two REITs that own a portfolio of self storage properties (the "Portfolio") for an aggregate purchase price of approximately $1.325 billion in cash consisting of 112 self storage properties containing approximately 8.2 million rentable square feet, configured in over 68,000 storage units and located across 17 states and Puerto Rico.
In September 2018, the 2018 Joint Venture completed its acquisition of the Portfolio. Immediately following the acquisition, the 2018 Joint Venture distributed the six self storage properties in the Portfolio located in Puerto Rico and a single self storage property in the Portfolio located in Ohio to the Company in exchange for a $64.2 million cash contribution from the Company. The 103 properties from the Portfolio that remain in the 2018 Joint Venture post-closing (two of the properties acquired in the Portfolio were combined with other properties in the Portfolio for operational efficiency) contain approximately 7.6 million rentable square feet configured in approximately 63,000 storage units.
The 2018 Joint Venture was capitalized with approximately $639.7 million in equity (approximately $159.9 million from the NSA Member in exchange for a 25% ownership interest in the 2018 Joint Venture and approximately $479.8 million from the JV Investor in exchange for a 75% ownership interest in the 2018 Joint Venture) and proceeds from a $643.0 million interest-only debt financing with an interest rate of 4.34% per annum and a maturity of 10 years secured by a first mortgage lien on substantially all of the properties currently held by the 2018 Joint Venture.
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
The Company's investment in the 2018 Joint Venture is accounted for using the equity method of accounting and is included in investment in unconsolidated real estate ventures in the Company’s consolidated balance sheets. The Company’s earnings from its investment in the 2018 Joint Venture are presented in equity in earnings (losses) of unconsolidated real estate ventures on the Company’s consolidated statements of operations.
2016 Joint Venture
As of December 31, 2018, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 73 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 14 states.
The 2016 Joint Venture acquired three self storage properties and an expansion project at an existing property for $28.5 million during the year ended December 31, 2018. The 2016 Joint Venture financed these acquisitions with capital contributions from the 2016 Joint Venture members, of which the Company contributed $7.3 million for its 25% proportionate share. During the year ended December 31, 2018, the 2016 Joint Venture also sold to an unrelated third party one self storage property for a gross sales price of $9.3 million.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31, 2018	December 31, 2017
ASSETS
Self storage properties, net	$1,894,412	$655,973
Other assets	50,915	8,397
Total assets	$1,945,327	$664,370
LIABILITIES AND EQUITY
Debt financing	$956,357	$317,359
Other liabilities	16,516	4,855
Equity	972,454	342,156
Total liabilities and equity	$1,945,327	$664,370

The following table presents the combined condensed operating information of the Company's unconsolidated real estate ventures for the years ended December 31, 2018 and 2017 and the period ended December 31, 2016 (in thousands):

	Year Ended December 31,		Period Ended
	2018	2017	December 31, 2016
Total revenue	$94,507	$54,747	$12,197
Property operating expenses	30,229	18,463	3,850
Net operating income	64,278	36,284	8,347
Supervisory, administrative and other expenses	(6,397)	(3,921)	(949)
Depreciation and amortization	(40,930)	(29,192)	(6,235)
Interest expense	(20,718)	(11,389)	(2,823)
Loss on sale of self storage properties	(820)	—	—
Acquisition and other expenses	(1,188)	(1,146)	(4,277)
Net loss	$(5,775)	$(9,364)	$(5,937)

The combined condensed operating information in the table above only includes information for the 2018 Joint Venture following the acquisition of the Portfolio in September 2018.
6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 57 self storage properties and an expansion project adjacent to an existing property with an estimated fair value of $356.6 million during the year ended December 31, 2018 and 65 self storage properties with an estimated fair value of $426.8 million during the year ended December 31, 2017. Of these acquisitions, during the year ended December 31, 2018, four self storage properties and the expansion project adjacent to an existing property with an estimated fair value of $23.1 million were acquired by the Company from its PROs and during the year ended December 31, 2017, 10 self storage properties with an estimated fair value of $73.2 million were acquired by the Company from its PROs.
The self storage property acquisitions were accounted for as asset acquisitions and accordingly, during the years ended December 31, 2018 and 2017, $1.9 million and $3.6 million, respectively, of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $9.1 million and $10.5 million during the years ended December 31, 2018 and 2017, respectively, resulting in a total fair value of $347.5 million and $416.3 million allocated to real estate during the years ended December 31, 2018 and 2017, respectively.

The following table summarizes, by calendar quarter, the investments in self storage property acquisitions completed by the Company during the years ended December 31, 2018 and 2017 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment
	Number of Properties	Cash and Acquisition Costs	Value of OP Equity(1)	Liabilities Assumed		Total
				Mortgages(2)	Other
March 31, 2018	25	$105,135	$22,403	$7,581	$670	$135,789
June 30, 2018	12	62,470	—	—	467	62,937
September 30, 2018	13	102,012	3,660	—	856	106,528
December 31, 2018	7	49,221	2,000	—	174	51,395
Total	57	$318,838	$28,063	$7,581	$2,167	$356,649

March 31, 2017	5	$26,780	$4,964	$—	$183	$31,927
June 30, 2017	10	60,672	8,931	—	387	69,990
September 30, 2017	19	122,742	267	—	826	123,835
December 31, 2017	31	181,809	17,019	—	2,220	201,048
Total	65	$392,003	$31,181	$—	$3,616	$426,800

(1)	Value of OP equity represents the fair value of Series A-1 preferred units, OP units, subordinated performance units, and LTIP units.

(2)	Includes fair value of debt adjustment for assumed mortgages of approximately $0.2 million during the year ended December 31, 2018.
The results of operations for these self storage acquisitions are included in the Company's statements of operations beginning on the respective closing date for each acquisition. The accompanying statements of operations includes aggregate revenue of $21.9 million and operating income of $2.5 million related to the 57 self storage properties acquired during the year ended December 31, 2018. For the year ended December 31, 2017, the accompanying statements of operations includes aggregate revenue of $15.5 million and operating income of $0.5 million related to the 65 self storage properties acquired during such period.
Dispositions
During the year ended December 31, 2018, the Company sold to unrelated third parties two self storage properties, one of which was classified as held for sale as of December 31, 2017. The gross sales price was $5.5 million and the Company recognized $0.4 million of gains on the sale.
In December 2017, the Company sold to an unrelated third party three self storage properties and excess land parcels adjacent to its self storage properties. The gross sales price was $17.8 million and the Company recognized $5.7 million of gain on sales.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2018	2017
Customer in-place leases, net of accumulated amortization of $5,090 and $3,914, respectively	$4,063	$6,590
Receivables:
Trade, net	3,402	2,274
PROs and other affiliates	2,027	979
Receivable from unconsolidated real estate venture	4,573	1,200
Property acquisition deposits	20,977	5,050
Interest rate swaps	16,164	12,414
Prepaid expenses and other	4,266	3,949
Corporate furniture, equipment and other, net	1,574	1,444
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $1,564 and $856, respectively	9,057	9,765
Goodwill	5,750	5,750
Total	$75,053	$52,615
Amortization expense related to customer in-place leases amounted to $11.6 million, $13.5 million and $12.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company measured the fair value of the trade name, which has an indefinite life and is not amortized, using the relief from royalty method at acquisition.
The management contract asset is charged to amortization expense on a straight-line basis over 15 years, which represents the time period over which the majority of value was attributed in the Company’s discounted cash flow model. Amortization expense related to the management contract amounted to $0.7 million, $0.7 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016 respectively.
8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2018 and 2017 is summarized as follows (dollars in thousands):

		December 31,
	Interest Rate(1)	2018	2017
Credit Facility:
Revolving line of credit	3.90%	$139,500	$88,500
Term loan A	2.91%	235,000	235,000
Term loan B	2.94%	155,000	155,000
Term loan C	3.71%	105,000	105,000
Term loan D	3.79%	125,000	—
2023 Term loan facility	3.13%	175,000	100,000
2028 Term loan facility	4.62%	75,000	—
Fixed rate mortgages payable	4.18%	268,138	271,491
Total principal		1,277,638	954,991
Unamortized debt issuance costs and debt premium, net		464	3,106
Total debt		$1,278,102	$958,097

(1)
Represents the effective interest rate as of December 31, 2018. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
The Company has an unsecured credit facility with a syndicated group of lenders, which, as of December 31, 2018, provided for total borrowings of $1.0 billion consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby the Company may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million Term Loan A, (iii) a $155.0 million Term Loan B, (iv) a $105.0 million Term Loan C, and (v) a $125.0 million Term Loan D.
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
Interest rates applicable to loans under the credit facility are determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the credit facility are leverage based and range from 1.30% to 2.25% for LIBOR loans and 0.30% to 1.25% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the credit facility is subject to the rating based on applicable margins ranging from 0.85% to 2.45% for LIBOR Loans and 0.00% to 1.45% for base rate loans. The Company is also required to pay the following usage based fees ranging from 0.15% to 0.25% with respect to the unused portion of the Revolver; provided that if the Company makes an investment grade pricing election as described in the preceding sentence, the Company will be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees. The Company has an expansion option under the credit facility, which if exercised in full, would provide for a total borrowing capacity under the credit facility of $1.3 billion.
As of December 31, 2018, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $254.8 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the credit facility:
•Maximum total leverage ratio not to exceed 60%
•Minimum fixed charge coverage ratio of at least 1.5x
•Minimum net worth of at least $682.6 million plus 75% of future equity issuances
•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2018, the Company was in compliance with all such covenants.
2023 Term Loan Facility
On June 30, 2016, the Company entered into a credit agreement with a syndicated group of lenders to make available a term loan facility that matures in June 2023 (the "2023 Term Loan Facility") in an aggregate amount of $100.0 million. On June 5, 2018, the Company's operating partnership and the Company entered into the Second Amendment (the "Second Amendment") to the Credit Agreement, whereby the Company's operating partnership, among other things, partially exercised its existing $100.0 million expansion option in an aggregate amount equal to $75.0 million, increasing the aggregate amount outstanding under the 2023 Term Loan Facility to $175.0 million. The Company also increased the remaining expansion option by $200.0 million, for a total expansion option of $225.0 million. If the remaining expansion option is exercised in full, the total expansion option would provide for a total borrowing capacity under the 2023 Term Loan Facility in an aggregate amount of $400.0 million.
The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date. Interest rates applicable to loans under the 2023 Term Loan Facility are payable during such periods as such loans are LIBOR loans, at the applicable LIBOR based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, and during the period that such loans are base rate loans, at the base rate under the 2023 Term Loan Facility in effect from time to time plus an applicable margin. The base rate under the 2023 Term Loan Facility is equal to the greatest of the Capital One prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%. The applicable margin for the 2023 Term Loan Facility is leverage-based and ranges from 1.30% to 1.70% for LIBOR loans and 0.30% to 0.70% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the 2023 Term Loan Facility is subject to the rating based on applicable margins ranging from 0.90% to 1.75% for LIBOR Loans and 0.00% to 0.75% for base rate loans.
The Company is required to comply with the same financial covenants under the 2023 Term Loan Facility as it is with the credit facility. In addition, the terms of the 2023 Term Loan Facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
2028 Term Loan Facility
On December 21, 2018, the Company entered into a credit agreement with Huntington National Bank to make available a term loan facility that matures in December 2028 (the "2028 Term Loan Facility") in an aggregate amount of $75.0 million. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date. The Company has an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for a total 2028 Term Loan Facility in an aggregate amount of $125.0 million.
Interest rates applicable to loans under the 2028 Term Loan Facility are payable during such periods as such loans are LIBOR loans, at the applicable LIBOR based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, and during the period that such loans are base rate loans, at the base rate under the 2028 Term Loan Facility in effect from time to time plus an applicable margin. The base rate under the 2028 Term Loan Facility is equal to the greatest of the Huntington National Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%. The applicable margin for the 2028 Term Loan Facility is leverage-based and ranges from 1.80% to 2.35% for LIBOR loans and 0.80% to 1.35% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the 2028 Term Loan Facility is subject to the rating based on applicable margins ranging from 1.40% to 2.25% for LIBOR Loans and 0.40% to 1.25% for base rate loans.
The Company is required to comply with the same financial covenants under the 2028 Term Loan Facility as it is with the credit facility and the 2023 Term Loan Facility. In addition, the terms of the 2028 Term Loan Facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through October 2031, and have effective interest rates that range from 3.63% to 5.00%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.
The Company assumed fixed rate mortgages of $7.6 million in connection with four of the properties acquired during the year ended December 31, 2018.
In August 2017, the Company entered into an agreement with a single lender for an $84.9 million debt financing secured by 22 of the Company's self storage properties. This interest-only loan matures in August 2027 and has a fixed interest rate of 4.14%.

Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2018, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
2019	$5,128	$(361)	$4,767
2020	178,897	(699)	178,198
2021	242,603	(779)	241,824
2022	159,205	(441)	158,764
2023	377,049	(42)	377,007
After 2024	314,756	2,786	317,542
	$1,277,638	$464	$1,278,102
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
As of December 31, 2018, the Company did not have outstanding under its equity compensation plan, any options, warrants or rights to purchase the Company's common shares.
LTIP Units
Through December 31, 2018, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan, 565,672 LTIP units have been issued under the 2015 Plan, and 313,759 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times through May 15, 2022.
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
Compensation expense related to compensatory LTIP units granted to members of the Company's senior management team, the Company's independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying statements of operations. Total compensation cost recognized for the compensatory LTIP unit awards was $3.6 million, $3.5 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, total unvested compensation cost not yet recognized was $3.7 million. The Company expects to recognize this compensation cost over a period of approximately 3.4 years.
Time-based LTIP unit awards are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant. The following table summarizes activity for the time-based LTIP unit awards for the years ended December 31, 2018, 2017 and 2016:

	Time-Based LTIP Unit Awards
	2018		2017		2016
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	227,766	$20.37	294,529	$14.74	236,265	$10.41
Granted	100,176	27.08	128,051	22.89	177,546	17.59
Vested	(104,130)	20.18	(194,814)	13.43	(119,282)	10.41
Unvested at end of year	223,812	$23.54	227,766	$20.37	294,529	$14.74
The aggregate fair value of the time-based LTIP unit awards that vested during the years ended December 31, 2018, 2017 and 2016 was $2.1 million, $2.6 million and $1.2 million, respectively.
The following table summarizes activity for the performance-based LTIP unit awards granted during the year ended December 31, 2018 and 2017, including the minimum, target and maximum number of LTIP units that may be earned upon the achievement of the performance criteria measured over the period of three years from the grant date.

	Performance-Based LTIP Unit Awards
	Minimum	Target	Maximum	Weighted Average Grant-Date Fair Value
Outstanding unvested at December 31, 2016	—	—	—	$—
Granted	—	40,390	90,874	27.63
Outstanding unvested at December 31, 2017	—	40,390	90,874	$27.63
Granted	—	46,017	69,025	24.67
Outstanding unvested at December 31, 2018	—	86,407	159,899	$26.35
The fair value of the performance-based LTIP unit awards, which have a market condition, is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the performance-based LTIP unit awards granted during the years ended December 31, 2018 and 2017:

	2018	2017
Risk-free interest rate	2.04%	1.58%
Dividend yield	4.11%	4.35%
Expected volatility	24.44%	29.96%
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan to PROs as part of the consideration for their respective self storage property acquisitions and contributions. The following table presents the number of units vested and forfeited for acquisition grants during the years ended December 31, 2018, 2017 and 2016:

Total LTIP units
Total unvested units, December 31, 2015	423,800
Units vested in 2016 related to properties contributed or sourced by PROs	(45,100)
Units forfeited	(118,300)
Total unvested units, December 31, 2016	260,400
Units vested in 2017 related to properties contributed or sourced by PROs	(36,400)
Total unvested units, December 31, 2017	224,000
Units vested in 2018 related to properties contributed or sourced by PROs	—
Total unvested units, December 31, 2018	224,000
The aggregate fair value of purchase consideration recognized during the years ended December 31, 2017 and 2016 was $0.9 million and $0.8 million, respectively. As of December 31, 2018, the remaining unvested LTIP units will vest as additional self storage properties are contributed or sourced by the PROs. The fair value of such LTIP units will be recorded as additional acquisition consideration based on the fair value in the period such acquisitions are completed.
LP Agreement Grants to Consultants
Pursuant to the LP Agreement, during the years ended December 31, 2018, 2017 and 2016, the Company issued 174, 776 and 2,758 LTIP units, respectively, that were immediately vested to consultants that provided acquisition services. During the years ended December 31, 2018 and 2017, the self storage properties acquired were accounted for as asset acquisitions and accordingly, the acquisition costs related to the LTIP units granted to consultants were capitalized as part of the basis of the acquired properties. Prior to January 1, 2017, the Company's self storage property acquisitions were accounted for as business combinations and accordingly, the acquisition costs related to the LTIP units granted to consultants during the year ended December 31, 2016 are included in acquisition costs in the accompanying statements of operations. The aggregate fair value of the LTIP units was less than $0.1 million, less than $0.1 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Restricted Common Shares
Through December 31, 2018, an aggregate of 54,136 restricted common shares have been issued under the 2015 Plan. These restricted common shares vest over a weighted average period of approximately 3.0 years. Restricted common shares are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant.
The following table summarizes activity for restricted common shares for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	21,585	$22.43	13,590	$12.40	11,000	$12.40
Granted	12,311	27.26	16,525	24.04	8,090	17.19
Vested	(8,041)	21.88	(8,530)	14.11	(5,500)	12.40
Forfeited	(3,266)	25.35	—	—	—	—
Unvested at end of year	22,589	$24.83	21,585	$22.43	13,590	$12.40
The aggregate fair value of restricted common shares that vested during the years ended December 31, 2018, 2017 and 2016 was $0.2 million, $0.1 million and $0.1 million respectively. Total compensation cost recognized for restricted common shares during the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.2 million and $0.1 million, respectively. At December 31, 2018, total unvested compensation cost not yet recognized was $0.3 million.

The Company expects to recognize this compensation cost over a period of approximately 2.0 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying statements of operations.
10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2018, 2017 and 2016 (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$56,326	$45,998	$24,866
Net income attributable to noncontrolling interests	(42,217)	(43,037)	(6,901)
Net income attributable to National Storage Affiliates Trust	14,109	2,961	17,965
Distributions to preferred shareholders	(10,350)	(2,300)	—
Distributed and undistributed earnings allocated to participating securities	(27)	(28)	(18)
Net income attributable to common shareholders - basic	3,732	633	17,947
Effect of assumed conversion of dilutive securities	—	—	6,783
Net income attributable to common shareholders - diluted	$3,732	$633	$24,730

Denominator
Weighted average shares outstanding - basic	53,293	44,423	29,887
Effect of dilutive securities:
Weighted average OP units outstanding	—	—	24,262
Weighted average DownREIT OP unit equivalents outstanding	—	—	1,835
Weighted average LTIP units outstanding	—	—	1,846
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	—	20,917
Weighted average shares outstanding - diluted	53,293	44,423	78,747

Earnings (loss) per share - basic	$0.07	$0.01	$0.60
Earnings (loss) per share - diluted	$0.07	$0.01	$0.31
Dividends declared per common share	$1.16	$1.04	$0.88
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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2018, 383,712 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the year ended December 31, 2018, 224,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the years ended December 31, 2018 and 2017, potential common shares totaling 50.6 million and 50.6 million, respectively, related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
11. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the years ended December 31, 2018, 2017 and 2016, the Company incurred $16.9 million, $14.4 million and $11.0 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operation of the self storage properties are generally employees of the PROs who charge the Company for the costs associated with the respective employees. For the years ended December 31, 2018, 2017 and 2016, the Company incurred $29.5 million, $24.6 million and $19.4 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying statements of operations.

Due Diligence Costs
During the years ended December 31, 2018, 2017 and 2016, the Company incurred $0.4 million, $0.7 million and $1.1 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. For the years ended December 31, 2018 and 2017 these due diligence costs are capitalized as part of the basis of the acquired self storage properties and for the year ended December 31, 2016, these due diligence costs are included in acquisition costs in the accompanying statements of operations.
Notes Receivable
 In connection with the acquisition of 16 self storage properties from PROs during the year ended December 31, 2014, the Company assumed certain mortgages that provided for interest at above-market rates. The sellers of the self storage properties agreed to reimburse the Company for the difference between the fair value and the contractual value of the assumed mortgages which amounted to $5.2 million. Due to the structure of the transaction, the amount owed to the Company was considered a receivable for the issuance of equity and was recorded as an offset against equity. During the years ended December 31, 2018 and 2017, the Company received above-market interest reimbursements from the sellers totaling $1.2 million and $1.3 million, respectively.
In addition, in exchange for $1.2 million and $1.3 million of principal payment reimbursements received related to these assumed mortgages during the years ended December 31, 2018 and 2017, the Company issued 44,502 and 47,339 OP units to the sellers during the year ended December 31, 2018 and 2017.
Self Storage Property Acquisitions
During the year ended December 31, 2018, the Company issued 11,490 subordinated performance units to an affiliate of Personal Mini (the Company's chairman and chief executive officer, Arlen D. Nordhagen, has a noncontrolling minority ownership interest in this affiliate of Personal Mini), for $0.3 million of co-investment related to the acquisition of a self storage property from an unrelated third party.
During the year ended December 31, 2018, the Company issued 19,047 OP units and 5,824 subordinated performance units as partial consideration for the acquisition of self storage properties to an affiliate of Northwest and an affiliate of Kevin Howard, a member of the Company's board of trustees.
12. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company has six properties that are subject to non-cancelable leasehold interest agreements that are classified as operating leases. These lease agreements expire between 2034 and 2092, inclusive of extension options that the Company anticipates exercising. To the extent that the leasehold interest agreements provide for fixed increases throughout the term of the lease, the Company recognizes lease expense on a straight-line basis over the expected lease terms. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying statements of operations and amounted to $1.6 million, $1.2 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company has entered into non-cancelable operating leases that expire between August 2020 and November 2026 for its corporate office space. Rent expense related to these office leases are included in general and administrative expenses in the accompanying statements of operations and amounted to $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

As of December 31, 2018, future minimum cash payments under the Company's operating leases are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
2019	$1,334	$345	$1,679
2020	1,379	398	1,777
2021	1,404	387	1,791
2022	1,419	381	1,800
2023	1,424	346	1,770
2024 through 2092	36,074	1,073	37,147
	$43,034	$2,930	$45,964
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Interest Rate Swaps Designated as Cash Flow Hedges
Fair value at December 31, 2016	$8,159
Cash flow hedge ineffectiveness	12
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	2,308
Unrealized gains included in accumulated other comprehensive income	1,935
Fair value at December 31, 2017	$12,414
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(1,817)
Unrealized gains included in accumulated other comprehensive income	3,598
Fair value at December 31, 2018	$14,195
As of December 31, 2018 and 2017, the Company had outstanding interest rate swaps designated as cash flow hedges with aggregate notional amounts of $795.0 million and $595.0 million, respectively. As of December 31, 2018, the Company's swaps had a weighted average remaining term of 4.5 years. The fair value of these swaps are presented within other assets and accounts payable and accrued liabilities in the accompanying balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at December 31, 2018 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $5.4 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.87% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from its counterparty to the interest rate swaps.
There were no transfers between levels during the years ended December 31, 2018 and 2017. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2018 and 2017, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at December 31, 2018 and 2017, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at December 31, 2018 and 2017 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $268.1 million as of December 31, 2018 with a fair value of approximately $276.5 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 4.17%, compared to the weighted average contractual interest rate of 4.85%. The combined principal balance of the Company's fixed rate mortgages was approximately $271.5 million as of December 31, 2017 with a fair value of approximately $282.6 million. In determining the fair value as of December 31, 2017, the Company estimated a weighted average market interest rate of approximately 4.04%, compared to the weighted average contractual interest rate of 4.87%.
14. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following is a summary of quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total revenues	$76,493	$79,723	$85,382	$89,298
Total operating expenses	54,900	56,033	57,869	60,440
Income from operations	21,593	23,690	27,513	28,858
Gain (loss) on sale of self storage properties	474	(83)	—	—
Net income	11,973	13,041	16,829	14,483
Net income (loss) attributable to common shareholders	$7,872	$3,304	$1,806	$(9,223)
Earnings (loss) per share - basic	$0.16	$0.07	$0.03	$(0.16)
Earnings (loss) per share - diluted	$0.09	$0.07	$0.03	$(0.16)

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total revenues	$61,563	$64,341	$68,858	$73,368
Total operating expenses	45,613	45,008	47,561	51,448
Income from operations	15,950	19,333	21,297	21,920
Gain (loss) on sale of self storage properties	—	5,637	106	(28)
Net income	7,181	15,576	11,226	12,015
Net income (loss) attributable to common shareholders	$555	$2,367	$1,271	$(3,532)
Earnings (loss) per share - basic	$0.01	$0.05	$0.03	$(0.08)
Earnings (loss) per share - diluted	$0.01	$0.05	$0.03	$(0.08)
15. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
In January and February 2019, the Company acquired 23 self storage properties for approximately $147.0 million. Consideration for these acquisitions included approximately $122.9 million of net cash, the assumption of $0.4 million of other working capital liabilities and OP equity of approximately $23.7 million (consisting of the issuance of 58,942 OP Units, 158,199 Series A-1 preferred units and 692,075 subordinated performance units). In connection with these acquisitions, the Company reimbursed the PROs for $0.1 million of due diligence costs related to the self storage properties sourced by the PROs.
New PRO
In February 2019, the Company entered into definitive agreements with affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania to add Moove In Self Storage ("Moove In") as the Company's tenth PRO. Moove In currently owns 19 self storage properties in Pennsylvania, Maryland, New Jersey, and New York. Upon closing, Moove In intends to contribute six self storage properties to NSA as part of the initial contribution transaction, and its remaining properties will be added to the Company's captive pipeline. The Company expects the initial contribution transaction and related closing documentation, including the entry into a facilities portfolio management agreement, to close during the first quarter of 2019, subject to customary closing conditions.
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
During the year ended December 31, 2018, the Company received notices requesting the conversion of 929,057 subordinated performance units (including 15,377 subordinated performance units in the Company's DownREIT partnerships). Effective January 1, 2019, the Company issued 876,623 OP units (including 13,475 OP units in the Company's DownREIT partnerships) in satisfaction of such conversion requests.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2018
(dollars in thousands)

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Mobile	AL	$991	$4,874	$730	$991	$5,604	$6,595	$862	4/12/2016
Lake Havasu City-Kingman	AZ	671	1,572	45	671	1,617	2,288	396	4/1/2014
Lake Havasu City-Kingman	AZ	722	2,546	57	722	2,603	3,325	685	7/1/2014
Phoenix-Mesa-Glendale	AZ	1,089	6,607	66	1,089	6,673	7,762	1,353	6/30/2014
Phoenix-Mesa-Glendale	AZ	3,813	7,831	66	3,813	7,897	11,710	1,207	9/30/2014
Phoenix-Mesa-Glendale	AZ	1,375	2,613	79	1,375	2,692	4,067	728	9/30/2014
Phoenix-Mesa-Glendale	AZ	1,653	7,531	39	1,653	7,570	9,223	999	10/1/2014
Phoenix-Mesa-Glendale	AZ	1,661	3,311	69	1,661	3,380	5,041	563	10/1/2014
Phoenix-Mesa-Glendale	AZ	1,050	5,359	44	1,050	5,403	6,453	552	1/1/2015
Phoenix-Mesa-Glendale	AZ	1,198	1,921	35	1,198	1,956	3,154	335	5/1/2015
Phoenix-Mesa-Glendale	AZ	1,324	3,626	38	1,324	3,664	4,988	520	5/1/2015
Phoenix-Mesa-Glendale	AZ	3,816	4,348	13	3,816	4,361	8,177	598	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	5,576	6,746	253	5,576	6,999	12,575	960	5/19/2016
Phoenix-Mesa-Scottsdale	AZ	1,506	2,881	163	1,609	3,044	4,653	297	7/29/2016
Phoenix-Mesa-Scottsdale	AZ	2,120	5,442	17	2,120	5,459	7,579	348	2/13/2017
Phoenix-Mesa-Scottsdale	AZ	1,809	4,787	13	1,809	4,800	6,609	193	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	840	5,274	12	840	5,286	6,126	206	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	2,111	7,963	22	2,111	7,985	10,096	285	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	748	4,027	194	748	4,221	4,969	176	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	676	4,098	51	676	4,149	4,825	152	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,011	3,453	51	1,011	3,504	4,515	127	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,125	3,554	63	1,125	3,617	4,742	152	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	949	7,351	40	949	7,391	8,340	229	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,419	5,504	51	1,419	5,555	6,974	204	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,117	5,918	208	1,117	6,126	7,243	172	2/1/2018
Tucson	AZ	421	3,855	91	421	3,946	4,367	596	8/29/2013
Tucson	AZ	716	1,365	15	716	1,380	2,096	392	8/29/2013
Tucson	AZ	358	2,047	70	358	2,117	2,475	108	1/4/2018
Tucson	AZ	439	2,501	35	439	2,536	2,975	104	1/4/2018
Tucson	AZ	606	2,580	273	606	2,853	3,459	120	1/4/2018
Anaheim-Santa Ana-Irvine	CA	1,530	5,799	301	1,530	6,100	7,630	429	8/1/2016
Bakersfield	CA	511	2,804	205	511	3,009	3,520	316	8/1/2016
Bakersfield	CA	1,409	3,907	194	1,228	4,101	5,329	388	8/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Bakersfield	CA	1,882	3,858	111	1,882	3,969	5,851	446	8/1/2016
Bakersfield	CA	1,355	4,678	231	1,355	4,909	6,264	498	8/1/2016
Bakersfield	CA	1,306	3,440	132	1,306	3,572	4,878	488	8/1/2016
Bakersfield	CA	1,016	3,638	102	1,016	3,740	4,756	342	8/1/2016
Bakersfield	CA	1,579	3,357	116	1,579	3,473	5,052	398	8/1/2016
Bakersfield	CA	750	5,802	124	750	5,926	6,676	570	8/1/2016
Fresno	CA	840	7,502	433	840	7,935	8,775	1,039	8/1/2016
Los Angeles-Long Beach-Glendale	CA	2,345	6,820	641	2,345	7,461	9,806	533	8/1/2016
Los Angeles-Long Beach-Glendale	CA	1,350	11,266	159	1,350	11,425	12,775	920	8/1/2016
Los Angeles-Long Beach-Glendale	CA	763	6,258	175	763	6,433	7,196	520	8/1/2016
Los Angeles-Long Beach-Santa Ana	CA	6,641	8,239	48	6,641	8,287	14,928	1,235	4/1/2014
Los Angeles-Long Beach-Santa Ana	CA	1,122	1,881	9	1,122	1,890	3,012	381	6/30/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	7,186	12,771	75	7,186	12,846	20,032	2,241	9/17/2014
Los Angeles-Long Beach-Santa Ana(3)(4)	CA	—	7,106	37	—	7,143	7,143	1,201	9/17/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	2,366	4,892	104	2,366	4,996	7,362	900	9/17/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	2,871	3,703	47	2,871	3,750	6,621	577	10/7/2014
Los Angeles-Long Beach-Santa Ana(3)	CA	5,448	10,015	220	5,448	10,235	15,683	1,853	10/7/2014
Los Angeles-Long Beach-Santa Ana(4)	CA	—	13,150	16	—	13,166	13,166	1,768	1/1/2015
Los Angeles-Long Beach-Santa Ana(4)	CA	—	10,084	100	—	10,184	10,184	363	10/3/2017
Modesto	CA	1,526	12,032	50	1,526	12,082	13,608	1,023	11/10/2016
Modesto	CA	773	5,655	6	773	5,661	6,434	401	11/10/2016
Riverside-San Bernardino-Ontario	CA	1,842	3,420	31	1,842	3,451	5,293	478	1/1/2015
Riverside-San Bernardino-Ontario	CA	1,981	3,323	63	1,981	3,386	5,367	582	1/1/2015
Riverside-San Bernardino-Ontario(3)	CA	3,418	9,907	141	3,418	10,048	13,466	1,214	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,913	6,072	71	1,913	6,143	8,056	884	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	772	4,044	74	772	4,118	4,890	705	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	597	5,464	65	597	5,529	6,126	690	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	3,022	8,124	79	3,022	8,203	11,225	1,166	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,897	5,725	654	2,467	6,379	8,846	1,118	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,835	5,589	831	2,164	6,420	8,584	1,017	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,484	5,903	78	2,484	5,981	8,465	674	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,139	5,054	8	1,139	5,062	6,201	669	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,401	4,577	7	1,401	4,584	5,985	470	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	925	3,459	40	925	3,499	4,424	474	10/1/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Riverside-San Bernardino-Ontario(3)	CA	1,174	2,556	88	1,174	2,644	3,818	422	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,506	2,913	38	1,506	2,951	4,457	374	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	631	2,307	53	631	2,360	2,991	406	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,318	2,394	43	1,318	2,437	3,755	398	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,942	2,647	30	1,942	2,677	4,619	516	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,339	2,830	30	1,339	2,860	4,199	425	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,105	2,672	35	1,105	2,707	3,812	483	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,542	2,127	15	1,542	2,142	3,684	382	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,478	4,534	14	1,478	4,548	6,026	479	10/1/2015
Riverside-San Bernardino-Ontario	CA	3,245	4,420	1,424	3,245	5,844	9,089	878	5/16/2016
Riverside-San Bernardino-Ontario	CA	670	8,613	436	670	9,049	9,719	739	8/1/2016
Riverside-San Bernardino-Ontario	CA	538	3,921	379	538	4,300	4,838	369	8/1/2016
Riverside-San Bernardino-Ontario	CA	382	3,442	336	382	3,778	4,160	328	8/1/2016
Riverside-San Bernardino-Ontario	CA	806	3,852	560	806	4,412	5,218	380	8/1/2016
Riverside-San Bernardino-Ontario	CA	570	4,238	343	570	4,581	5,151	378	8/1/2016
Riverside-San Bernardino-Ontario	CA	345	3,270	145	345	3,415	3,760	321	8/1/2016
Riverside-San Bernardino-Ontario	CA	252	4,419	86	252	4,505	4,757	405	9/1/2016
Riverside-San Bernardino-Ontario	CA	2,691	3,950	209	2,691	4,159	6,850	327	9/1/2016
Riverside-San Bernardino-Ontario	CA	302	4,169	107	302	4,276	4,578	300	5/8/2017
Riverside-San Bernardino-Ontario	CA	896	6,397	295	896	6,692	7,588	450	5/31/2017
Riverside-San Bernardino-Ontario(3)	CA	552	3,010	126	552	3,136	3,688	872	5/16/2008
Riverside-San Bernardino-Ontario	CA	1,342	4,446	120	1,342	4,566	5,908	1,454	4/1/2013
Riverside-San Bernardino-Ontario	CA	1,672	2,564	58	1,672	2,622	4,294	515	4/1/2014
Riverside-San Bernardino-Ontario	CA	978	1,854	294	978	2,148	3,126	561	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,068	2,609	118	1,068	2,727	3,795	625	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,202	2,032	54	1,202	2,086	3,288	429	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,803	2,758	40	1,803	2,798	4,601	756	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,337	4,489	55	1,337	4,544	5,881	821	6/30/2014
Riverside-San Bernardino-Ontario	CA	846	2,508	47	846	2,555	3,401	656	7/1/2014
Riverside-San Bernardino-Ontario(3)	CA	1,026	4,552	54	1,026	4,606	5,632	781	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	1,878	5,104	39	1,878	5,143	7,021	782	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	14,109	23,112	217	14,109	23,329	37,438	4,167	9/17/2014
Riverside-San Bernardino-Ontario	CA	3,974	6,962	114	3,974	7,076	11,050	1,509	10/1/2014
Riverside-San Bernardino-Ontario	CA	2,018	3,478	693	2,018	4,171	6,189	1,123	10/1/2014

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Riverside-San Bernardino-Ontario	CA	1,644	2,588	6	1,644	2,594	4,238	84	5/17/2018
Sacramento-Roseville-Arden-Arcade	CA	1,195	8,407	5	1,195	8,412	9,607	581	11/10/2016
Sacramento-Roseville-Arden-Arcade	CA	425	7,249	19	425	7,268	7,693	558	11/10/2016
Sacramento-Roseville-Arden-Arcade	CA	1,652	9,510	56	1,652	9,566	11,218	120	9/26/2018
San Diego-Carlsbad	CA	4,318	19,775	1,028	4,323	20,803	25,126	1,462	8/1/2016
San Diego-Carlsbad-San Marcos(3)	CA	3,703	5,582	48	3,703	5,630	9,333	872	9/17/2014
San Diego-Carlsbad-San Marcos	CA	3,544	4,915	217	3,544	5,132	8,676	838	10/1/2014
San Diego-Carlsbad-San Marcos(4)	CA	—	5,568	87	—	5,655	5,655	628	1/1/2015
San Diego-Carlsbad-San Marcos(4)	CA	—	4,041	50	—	4,091	4,091	833	1/31/2015
Stockton-Lodi	CA	559	5,514	15	559	5,529	6,088	397	11/10/2016
Stockton-Lodi	CA	1,710	8,995	29	1,710	9,024	10,734	737	11/10/2016
Stockton-Lodi	CA	1,637	11,901	28	1,637	11,929	13,566	541	7/31/2017
Colorado Springs	CO	455	1,351	58	455	1,409	1,864	421	8/29/2007
Colorado Springs	CO	588	2,162	1,119	588	3,281	3,869	885	3/26/2008
Colorado Springs	CO	632	3,118	401	632	3,519	4,151	1,047	3/26/2008
Colorado Springs	CO	414	1,535	334	414	1,869	2,283	556	5/1/2008
Colorado Springs(3)	CO	300	1,801	110	300	1,911	2,211	468	6/1/2009
Colorado Springs	CO	766	5,901	574	766	6,475	7,241	257	10/19/2017
Denver-Aurora-Broomfield	CO	868	128	2,303	868	2,431	3,299	530	6/22/2009
Denver-Aurora-Lakewood	CO	938	8,449	24	938	8,473	9,411	523	11/1/2016
Fort Collins-Loveland	CO	3,213	3,087	213	3,213	3,300	6,513	947	8/29/2007
Fort Collins-Loveland	CO	2,514	1,786	107	2,514	1,893	4,407	546	8/29/2007
Pueblo	CO	156	2,797	6	156	2,803	2,959	278	2/17/2016
Cape Coral-Fort Myers(3)	FL	4,122	8,453	48	4,122	8,501	12,623	821	4/1/2016
Gainesville	FL	1,072	4,698	62	1,072	4,760	5,832	188	1/10/2018
Gainesville	FL	264	2,369	1	264	2,370	2,634	4	12/18/2018
Jacksonville	FL	2,087	19,473	122	2,087	19,595	21,682	1,222	11/10/2016
Jacksonville	FL	1,629	4,929	256	1,629	5,185	6,814	417	11/10/2016
Jacksonville	FL	527	2,434	427	527	2,861	3,388	156	12/20/2017
Lakeland-Winter Haven(3)	FL	972	2,159	140	972	2,299	3,271	334	5/4/2015
Naples-Immokalee-Marco Island(3)	FL	3,849	16,688	83	3,849	16,771	20,620	1,374	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,211	5,682	28	2,211	5,710	7,921	535	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,488	7,282	131	2,488	7,413	9,901	657	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,767	5,955	19	1,767	5,974	7,741	606	4/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

North Port-Sarasota-Bradenton	FL	2,143	5,005	3,487	3,373	8,492	11,865	860	10/11/2016
North Port-Sarasota-Bradenton(3)	FL	1,924	4,514	42	1,924	4,556	6,480	515	4/1/2016
North Port-Sarasota-Bradenton	FL	1,176	3,421	4	1,176	3,425	4,601	323	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,839	8,377	20	1,839	8,397	10,236	672	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,507	7,766	44	2,507	7,810	10,317	683	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,685	5,439	34	1,685	5,473	7,158	524	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	437	5,128	203	437	5,331	5,768	530	4/1/2016
North Port-Sarasota-Bradenton	FL	1,015	3,031	22	1,015	3,053	4,068	272	4/1/2016
North Port-Sarasota-Bradenton	FL	1,985	4,299	891	1,985	5,190	7,175	357	1/31/2017
North Port-Sarasota-Bradenton	FL	1,336	4,085	1	1,336	4,086	5,422	223	4/6/2017
Orlando-Kissimmee-Sanford	FL	2,426	9,314	90	2,426	9,404	11,830	689	11/10/2016
Orlando-Kissimmee-Sanford	FL	2,166	4,672	89	2,166	4,761	6,927	391	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,583	8,752	88	4,583	8,840	13,423	810	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,181	4,268	162	4,181	4,430	8,611	297	6/30/2017
Pensacola-Ferry Pass-Brent	FL	1,025	8,157	114	1,025	8,271	9,296	327	10/3/2017
Pensacola-Ferry Pass-Brent	FL	841	5,075	162	841	5,237	6,078	184	2/20/2018
Pensacola-Ferry Pass-Brent	FL	644	4,785	31	644	4,816	5,460	8	12/12/2018
Punta Gorda(3)	FL	1,157	2,079	85	1,157	2,164	3,321	173	4/27/2017
Tampa-St. Petersburg-Clearwater(3)	FL	5,436	10,092	27	5,436	10,119	15,555	983	4/1/2016
Tampa-St. Petersburg-Clearwater(3)	FL	361	1,238	83	361	1,321	1,682	257	5/4/2015
Tampa-St. Petersburg-Clearwater	FL	3,581	2,612	41	3,581	2,653	6,234	251	5/1/2017
Tampa-St. Petersburg-Clearwater	FL	4,708	13,984	60	4,708	14,044	18,752	731	5/24/2017
Tampa-St. Petersburg-Clearwater	FL	2,063	5,351	—	2,063	5,351	7,414	68	8/28/2018
Atlanta-Sandy Springs-Marietta	GA	515	687	100	515	787	1,302	254	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	272	1,357	358	272	1,715	1,987	499	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	702	1,999	319	702	2,318	3,020	724	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	1,413	1,590	179	1,413	1,769	3,182	550	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	341	562	131	341	693	1,034	240	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	553	847	172	553	1,019	1,572	345	8/29/2007
Atlanta-Sandy Springs-Marietta	GA	85	445	285	85	730	815	257	9/28/2007
Atlanta-Sandy Springs-Marietta(3)	GA	494	2,215	248	494	2,463	2,957	722	9/28/2007
Atlanta-Sandy Springs-Marietta	GA	1,614	2,476	1,719	1,614	4,195	5,809	382	7/29/2015
Atlanta-Sandy Springs-Marietta	GA	1,595	2,143	1,894	1,595	4,037	5,632	385	7/29/2015
Atlanta-Sandy Springs-Marietta	GA	666	5,961	48	666	6,009	6,675	339	7/17/2017

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Atlanta-Sandy Springs-Marietta	GA	1,028	7,041	8	1,028	7,049	8,077	408	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	748	3,382	25	748	3,407	4,155	173	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	703	4,014	11	703	4,025	4,728	202	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	1,873	9,109	17	1,873	9,126	10,999	422	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	547	4,073	11	547	4,084	4,631	200	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	1,499	5,279	3	1,499	5,282	6,781	262	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	763	5,135	23	763	5,158	5,921	211	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	795	2,941	12	795	2,953	3,748	144	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	1,356	7,516	16	1,356	7,532	8,888	356	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	912	5,074	18	912	5,092	6,004	213	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	570	3,477	39	570	3,516	4,086	176	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	1,052	7,102	13	1,052	7,115	8,167	291	10/19/2017
Atlanta-Sandy Springs-Marietta	GA	430	3,470	39	430	3,509	3,939	384	3/29/2016
Atlanta-Sandy Springs-Rosewell	GA	972	2,342	56	972	2,398	3,370	221	8/17/2016
Atlanta-Sandy Springs-Rosewell	GA	919	3,899	25	919	3,924	4,843	95	5/21/2018
Augusta	GA	84	539	147	84	686	770	232	8/29/2007
Augusta	GA	205	686	143	205	829	1,034	265	8/29/2007
Columbus(3)	GA	169	342	166	169	508	677	138	5/1/2009
Macon	GA	180	840	41	180	881	1,061	260	9/28/2007
Savannah	GA	1,741	1,160	389	1,741	1,549	3,290	409	8/29/2007
Savannah(3)	GA	597	762	165	597	927	1,524	294	9/28/2007
Savannah	GA	409	1,335	21	409	1,356	1,765	393	1/31/2014
Savannah	GA	811	1,181	143	811	1,324	2,135	391	6/25/2014
St. Louis	IL	225	4,394	123	225	4,517	4,742	241	8/28/2017
St. Louis	IL	179	5,154	294	179	5,448	5,627	281	8/28/2017
St. Louis	IL	226	3,088	204	226	3,292	3,518	193	8/28/2017
St. Louis	IL	174	3,338	215	174	3,553	3,727	178	9/25/2017
Indianapolis-Carmel-Anderson	IN	855	7,273	18	855	7,291	8,146	740	2/16/2016
Indianapolis-Carmel-Anderson	IN	815	3,844	11	815	3,855	4,670	485	2/16/2016
Indianapolis-Carmel-Anderson	IN	688	3,845	16	688	3,861	4,549	490	2/16/2016
Indianapolis-Carmel-Anderson	IN	626	4,049	36	626	4,085	4,711	455	2/25/2016
Indianapolis-Carmel-Anderson	IN	1,118	4,444	278	1,118	4,722	5,840	668	2/25/2016
Indianapolis-Carmel-Anderson	IN	614	5,487	39	614	5,526	6,140	544	2/25/2016
Indianapolis-Carmel-Anderson	IN	619	2,140	18	619	2,158	2,777	265	11/10/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Indianapolis-Carmel-Anderson	IN	689	6,944	38	689	6,982	7,671	516	11/10/2016
Indianapolis-Carmel-Anderson	IN	609	3,172	39	609	3,211	3,820	326	11/10/2016
Indianapolis-Carmel-Anderson	IN	532	5,441	21	532	5,462	5,994	401	11/10/2016
Indianapolis-Carmel-Anderson	IN	433	5,817	20	433	5,837	6,270	409	11/10/2016
Indianapolis-Carmel-Anderson	IN	688	5,413	33	688	5,446	6,134	463	11/10/2016
Indianapolis-Carmel-Anderson	IN	575	5,168	65	575	5,233	5,808	415	11/10/2016
Indianapolis-Carmel-Anderson	IN	522	5,366	23	522	5,389	5,911	404	11/10/2016
Indianapolis-Carmel-Anderson	IN	528	2,877	9	528	2,886	3,414	172	10/19/2017
Indianapolis-Carmel-Anderson	IN	1,257	6,694	20	1,257	6,714	7,971	333	10/19/2017
Kansas City	KS	816	5,432	124	816	5,556	6,372	283	10/19/2017
Kansas City	KS	975	6,967	171	975	7,138	8,113	382	10/19/2017
Kansas City	KS	719	5,143	167	719	5,310	6,029	241	10/19/2017
Kansas City(3)	KS	521	5,168	125	521	5,293	5,814	155	3/1/2018
Kansas City	KS	640	3,367	120	640	3,487	4,127	91	5/31/2018
Kansas City	KS	533	3,138	94	533	3,232	3,765	81	5/31/2018
Kansas City	KS	499	4,041	111	499	4,152	4,651	107	5/31/2018
Kansas City	KS	724	4,245	124	724	4,369	5,093	102	5/31/2018
Wichita(3)	KS	1,156	5,662	142	1,156	5,804	6,960	185	3/1/2018
Wichita(3)	KS	721	3,395	116	721	3,511	4,232	112	3/1/2018
Wichita(3)	KS	443	3,635	77	443	3,712	4,155	111	3/1/2018
Wichita	KS	630	7,264	104	630	7,368	7,998	181	3/1/2018
Wichita	KS	430	1,740	63	430	1,803	2,233	57	3/1/2018
Wichita	KS	655	1,831	136	655	1,967	2,622	53	5/31/2018
Wichita	KS	393	3,950	143	393	4,093	4,486	102	5/31/2018
Wichita	KS	1,353	2,241	37	1,353	2,278	3,631	51	8/28/2018
Louisville/Jefferson County	KY	2,174	3,667	39	2,174	3,706	5,880	512	5/1/2015
Baton Rouge	LA	386	1,744	73	386	1,817	2,203	192	4/12/2016
Baton Rouge	LA	1,098	5,208	517	1,098	5,725	6,823	646	4/12/2016
Baton Rouge	LA	1,203	3,156	226	1,203	3,382	4,585	376	7/21/2016
Baton Rouge	LA	755	2,702	272	755	2,974	3,729	324	7/21/2016
New Orleans-Metairie	LA	1,287	6,235	131	1,287	6,366	7,653	634	4/12/2016
Shreveport-Bossier City	LA	971	3,474	54	1,549	4,938	6,487	548	5/5/2015
Shreveport-Bossier City	LA	964	3,573	40	964	3,613	4,577	600	5/5/2015
Shreveport-Bossier City	LA	772	2,906	31	772	2,937	3,709	484	5/5/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Shreveport-Bossier City	LA	479	1,439	39	479	1,478	1,957	256	5/5/2015
Shreveport-Bossier City	LA	475	854	45	475	899	1,374	189	5/5/2015
Shreveport-Bossier City	LA	645	2,004	7	645	2,011	2,656	165	10/19/2017
Shreveport-Bossier City	LA	654	3,589	27	654	3,616	4,270	163	10/19/2017
Shreveport-Bossier City	LA	906	3,618	34	906	3,652	4,558	181	10/19/2017
Shreveport-Bossier City(4)	LA	—	5,113	24	—	5,137	5,137	196	10/19/2017
Worchester	MA	414	4,122	47	414	4,169	4,583	237	6/30/2017
California-Lexington Park	MD	827	4,936	72	827	5,008	5,835	189	2/16/2018
Nonmetropolitan Area	MD	965	6,738	118	965	6,856	7,821	438	7/31/2017
Nonmetropolitan Area	MD	550	2,409	77	550	2,486	3,036	168	9/6/2017
Kansas City	MO	541	4,874	199	541	5,073	5,614	135	5/31/2018
Kansas City	MO	461	5,341	107	461	5,448	5,909	131	5/31/2018
Kansas City	MO	341	3,748	171	341	3,919	4,260	98	5/31/2018
St. Louis	MO	1,675	10,606	2	1,675	10,608	12,283	135	9/26/2018
St. Louis	MO	352	7,100	260	352	7,360	7,712	409	8/28/2017
St. Louis	MO	163	1,025	52	163	1,077	1,240	64	8/28/2017
St. Louis	MO	354	4,034	173	354	4,207	4,561	233	8/28/2017
Gulfport-Biloxi-Pascagoula	MS	645	2,413	253	645	2,666	3,311	428	4/12/2016
Meridian(3)	MS	224	1,052	144	224	1,196	1,420	298	5/1/2009
Meridian(3)	MS	382	803	196	382	999	1,381	254	5/1/2009
Charlotte-Concord-Gastonia	NC	1,871	4,174	72	1,871	4,246	6,117	589	5/1/2015
Charlotte-Concord-Gastonia(3)	NC	1,108	3,935	71	1,108	4,006	5,114	565	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	2,301	4,458	208	2,301	4,666	6,967	713	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	1,862	3,297	95	1,862	3,392	5,254	533	9/2/2015
Durham-Chapel Hill	NC	1,711	4,180	30	1,711	4,210	5,921	529	5/1/2015
Durham-Chapel Hill	NC	390	1,025	219	390	1,244	1,634	387	8/29/2007
Durham-Chapel Hill(3)	NC	663	2,743	228	663	2,971	3,634	887	9/28/2007
Durham-Chapel Hill	NC	1,024	1,383	388	1,024	1,771	2,795	519	9/28/2007
Fayetteville(3)	NC	1,195	2,072	18	1,195	2,090	3,285	253	10/1/2015
Fayetteville(3)	NC	830	3,710	39	830	3,749	4,579	375	10/1/2015
Fayetteville	NC	636	2,169	1,671	636	3,840	4,476	1,093	8/29/2007
Fayetteville(3)	NC	151	5,392	360	151	5,752	5,903	1,614	9/28/2007
Fayetteville	NC	1,319	3,444	24	1,319	3,468	4,787	660	10/10/2013
Fayetteville	NC	772	3,406	30	772	3,436	4,208	545	10/10/2013

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Fayetteville(3)	NC	1,276	4,527	42	1,276	4,569	5,845	660	12/20/2013
Greensboro-High Point	NC	873	769	204	873	973	1,846	327	8/29/2007
Jacksonville	NC	1,265	2,123	89	1,265	2,212	3,477	454	5/1/2015
Nonmetropolitan Area	NC	530	2,394	8	530	2,402	2,932	372	12/11/2014
Nonmetropolitan Area	NC	667	2,066	16	667	2,082	2,749	341	12/11/2014
Nonmetropolitan Area(3)	NC	689	3,153	32	689	3,185	3,874	449	5/6/2015
Nonmetropolitan Area	NC	2,093	2,045	59	2,093	2,104	4,197	170	8/4/2017
Nonmetropolitan Area	NC	173	2,193	33	173	2,226	2,399	58	7/17/2018
Raleigh-Cary	NC	396	1,700	174	396	1,874	2,270	589	8/29/2007
Raleigh-Cary	NC	393	1,190	190	393	1,380	1,773	414	8/29/2007
Raleigh-Cary	NC	907	2,913	129	907	3,042	3,949	890	8/29/2007
Raleigh-Cary(3)	NC	1,578	4,678	92	1,578	4,770	6,348	588	5/4/2015
Wilmington	NC	1,881	4,618	52	1,881	4,670	6,551	608	5/1/2015
Wilmington	NC	1,283	1,747	256	1,141	2,003	3,144	553	8/29/2007
Wilmington(3)	NC	860	828	85	860	913	1,773	273	9/28/2007
Wilmington	NC	1,720	9,032	—	1,720	9,032	10,752	37	11/7/2018
Wilmington	NC	2,021	8,136	—	2,021	8,136	10,157	36	11/7/2018
Wilmington	NC	3,083	12,487	—	3,083	12,487	15,570	47	11/7/2018
Winston-Salem	NC	362	529	74	362	603	965	191	8/29/2007
Concord	NH	899	3,863	43	899	3,906	4,805	446	9/22/2015
Concord	NH	632	1,040	45	632	1,085	1,717	404	6/24/2013
Dover-Durham	NH	197	901	24	197	925	1,122	318	6/24/2013
Boston-Cambridge-Quincy	NH	1,488	7,300	94	1,488	7,394	8,882	1,331	7/1/2014
Manchester-Nashua	NH	1,786	6,100	23	1,786	6,123	7,909	631	2/22/2016
Manchester-Nashua	NH	1,395	5,573	34	1,395	5,607	7,002	534	2/22/2016
Nonmetropolitan Area	NH	2,053	5,425	49	2,053	5,474	7,527	357	6/15/2017
Greater New Hampshire	NH	1,528	2,686	21	1,528	2,707	4,235	384	2/22/2016
Rockingham County-Strafford County	NH	1,597	3,138	75	1,597	3,213	4,810	388	2/22/2016
Rockingham County-Strafford County	NH	1,445	2,957	60	1,445	3,017	4,462	384	2/22/2016
Albuquerque	NM	1,089	2,845	170	1,089	3,015	4,104	411	8/31/2016
Albuquerque	NM	854	3,436	81	854	3,517	4,371	323	9/19/2016
Carson City	NV	985	1,438	—	985	1,438	2,423	3	12/13/2018
Las Vegas-Henderson-Paradise	NV	1,757	4,223	58	1,757	4,281	6,038	434	9/20/2016
Las Vegas-Henderson-Paradise	NV	1,121	1,510	108	1,121	1,618	2,739	208	9/20/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Las Vegas-Henderson-Paradise	NV	2,160	4,544	236	2,160	4,780	6,940	346	11/17/2016
Las Vegas-Henderson-Paradise	NV	1,047	7,413	280	1,047	7,693	8,740	193	4/11/2018
Las Vegas-Paradise	NV	1,169	3,616	205	1,169	3,821	4,990	1,193	12/23/2013
Las Vegas-Paradise	NV	389	2,850	75	389	2,925	3,314	606	4/1/2014
Las Vegas-Paradise	NV	794	1,406	119	794	1,525	2,319	406	7/1/2014
Las Vegas-Paradise	NV	2,362	8,445	123	2,362	8,568	10,930	366	8/15/2017
Las Vegas-Paradise	NV	2,157	2,753	84	2,157	2,837	4,994	172	8/15/2017
Las Vegas-Paradise	NV	1,296	8,039	215	1,296	8,254	9,550	334	8/15/2017
Las Vegas-Paradise	NV	828	2,030	263	828	2,293	3,121	147	8/29/2017
Las Vegas-Paradise	NV	3,864	2,870	444	3,976	3,314	7,290	264	8/29/2017
Canton-Massillon	OH	83	2,911	45	83	2,956	3,039	253	11/10/2016
Canton-Massillon	OH	292	2,107	54	292	2,161	2,453	380	11/10/2016
Cincinnati	OH	2,059	11,660	41	2,059	11,701	13,760	142	9/6/2018
Cleveland-Elyria	OH	169	2,702	42	169	2,744	2,913	223	11/10/2016
Cleveland-Elyria	OH	193	3,323	36	193	3,359	3,552	246	11/10/2016
Cleveland-Elyria	OH	490	1,050	26	490	1,076	1,566	141	11/10/2016
Cleveland-Elyria	OH	845	4,916	32	845	4,948	5,793	425	11/10/2016
Cleveland-Elyria	OH	842	2,044	27	842	2,071	2,913	284	11/10/2016
Oklahoma City	OK	388	3,142	133	388	3,275	3,663	1,010	5/29/2007
Oklahoma City	OK	213	1,383	78	213	1,461	1,674	449	5/29/2007
Oklahoma City	OK	561	2,355	440	561	2,795	3,356	955	5/29/2007
Oklahoma City	OK	349	2,368	458	349	2,826	3,175	940	5/29/2007
Oklahoma City	OK	466	2,544	107	466	2,651	3,117	804	5/29/2007
Oklahoma City	OK	144	1,576	148	144	1,724	1,868	569	5/29/2007
Oklahoma City	OK	168	1,696	245	168	1,941	2,109	625	5/29/2007
Oklahoma City	OK	220	1,606	119	220	1,725	1,945	529	5/30/2007
Oklahoma City	OK	376	1,460	42	376	1,502	1,878	445	5/30/2007
Oklahoma City	OK	337	2,788	90	337	2,878	3,215	864	5/30/2007
Oklahoma City	OK	814	3,161	1,178	814	4,339	5,153	985	5/30/2007
Oklahoma City	OK	590	1,502	1,753	590	3,255	3,845	891	8/29/2007
Oklahoma City	OK	205	1,772	461	205	2,233	2,438	722	5/1/2009
Oklahoma City	OK	701	4,926	2	701	4,928	5,629	373	9/1/2016
Oklahoma City	OK	548	1,892	110	548	2,002	2,550	583	8/29/2007
Oklahoma City	OK	764	1,386	427	764	1,813	2,577	555	8/29/2007

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Oklahoma City	OK	1,305	2,533	159	1,305	2,692	3,997	798	8/29/2007
Tulsa	OK	940	2,196	337	940	2,533	3,473	742	8/29/2007
Tulsa	OK	59	466	342	59	808	867	243	8/29/2007
Tulsa	OK	426	1,424	288	426	1,712	2,138	574	8/29/2007
Tulsa	OK	250	667	173	250	840	1,090	273	8/29/2007
Tulsa(3)	OK	944	2,085	56	944	2,141	3,085	597	2/14/2008
Tulsa(3)	OK	892	2,421	29	892	2,450	3,342	679	2/14/2008
Tulsa	OK	492	1,343	182	492	1,525	2,017	395	4/1/2008
Tulsa	OK	505	1,346	725	505	2,071	2,576	742	4/1/2008
Tulsa	OK	466	1,270	153	466	1,423	1,889	400	4/1/2008
Tulsa(3)	OK	1,103	4,431	177	1,103	4,608	5,711	1,609	6/10/2013
Tulsa	OK	1,082	4,218	19	1,082	4,237	5,319	443	1/1/2016
Tulsa	OK	736	2,925	3	736	2,928	3,664	374	1/1/2016
Tulsa	OK	1,135	3,759	15	1,135	3,774	4,909	416	1/1/2016
Bend	OR	295	1,369	21	295	1,390	1,685	426	4/1/2013
Bend	OR	1,692	2,410	61	1,692	2,471	4,163	838	4/1/2013
Bend(3)	OR	571	1,917	2	571	1,919	2,490	431	6/10/2013
Bend(3)	OR	397	1,180	99	397	1,279	1,676	457	6/10/2013
Bend	OR	690	1,983	846	690	2,829	3,519	479	5/1/2014
Bend	OR	722	2,151	4	722	2,155	2,877	442	5/1/2014
Bend	OR	800	2,836	3	800	2,839	3,639	582	5/1/2014
Bend-Redmond	OR	2,688	10,731	11	2,688	10,742	13,430	1,086	4/15/2016
Corvallis	OR	382	1,465	2	382	1,467	1,849	387	12/30/2013
Eugene-Springfield	OR	710	1,539	98	710	1,637	2,347	473	4/1/2013
Eugene-Springfield	OR	842	1,674	37	842	1,711	2,553	530	4/1/2013
Eugene-Springfield(3)	OR	414	1,990	—	414	1,990	2,404	382	6/10/2013
Eugene-Springfield(3)	OR	1,149	2,061	69	1,149	2,130	3,279	495	6/10/2013
Eugene-Springfield	OR	728	3,230	108	728	3,338	4,066	575	12/30/2013
Eugene-Springfield	OR	1,601	2,686	109	1,601	2,795	4,396	831	4/1/2014
Hood River	OR	997	1,874	2	997	1,876	2,873	322	12/1/2014
Portland-Vancouver-Hillsboro	OR	2,670	8,709	53	2,670	8,762	11,432	802	8/10/2015
Portland-Vancouver-Hillsboro	OR	771	4,121	—	771	4,121	4,892	152	11/15/2017
Portland-Vancouver-Hillsboro	OR	2,002	14,445	1	2,002	14,446	16,448	610	12/14/2017
Portland-Vancouver-Hillsboro	OR	851	2,063	6	851	2,069	2,920	427	4/1/2013

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Portland-Vancouver-Hillsboro	OR	1,704	2,313	176	1,704	2,489	4,193	694	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,254	2,787	12	1,254	2,799	4,053	598	4/1/2013
Portland-Vancouver-Hillsboro	OR	2,808	4,437	19	2,808	4,456	7,264	1,171	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,015	2,184	3	1,015	2,187	3,202	495	4/1/2013
Portland-Vancouver-Hillsboro(3)	OR	1,077	3,008	170	1,077	3,178	4,255	587	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,072	2,629	19	1,072	2,648	3,720	655	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	2,217	3,766	15	2,217	3,781	5,998	766	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,334	2,324	127	1,334	2,451	3,785	587	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	996	2,525	126	996	2,651	3,647	615	6/10/2013
Portland-Vancouver-Hillsboro	OR	1,496	3,372	152	1,496	3,524	5,020	660	6/24/2013
Portland-Vancouver-Hillsboro	OR	954	3,026	95	954	3,121	4,075	537	6/24/2013
Portland-Vancouver-Hillsboro	OR	1,627	2,388	70	1,627	2,458	4,085	529	6/24/2013
Portland-Vancouver-Hillsboro	OR	2,509	4,200	99	2,509	4,299	6,808	883	12/30/2013
Portland-Vancouver-Hillsboro	OR	787	1,915	62	787	1,977	2,764	374	12/30/2013
Portland-Vancouver-Hillsboro	OR	1,703	4,729	9	1,703	4,738	6,441	806	4/1/2014
Portland-Vancouver-Hillsboro	OR	738	2,483	—	738	2,483	3,221	424	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,690	2,995	106	1,690	3,101	4,791	416	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,200	9,531	254	1,200	9,785	10,985	2,275	5/30/2014
Portland-Vancouver-Hillsboro	OR	401	3,718	84	401	3,802	4,203	717	5/30/2014
Portland-Vancouver-Hillsboro	OR	1,160	3,291	21	1,160	3,312	4,472	605	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,435	4,342	—	1,435	4,342	5,777	798	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,478	4,127	6	1,478	4,133	5,611	752	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,402	3,196	22	1,402	3,218	4,620	558	6/30/2014
Portland-Vancouver-Hillsboro	OR	3,538	4,938	6	3,398	3,984	7,382	725	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,501	3,136	6	1,501	3,142	4,643	572	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,746	3,393	16	1,746	3,409	5,155	626	8/27/2014
Portland-Vancouver-Hillsboro	OR	1,014	3,017	13	1,014	3,030	4,044	578	8/27/2014
Portland-Vancouver-Hillsboro	OR	2,202	3,477	127	2,202	3,604	5,806	689	10/20/2014
Portland-Vancouver-Hillsboro	OR	1,764	7,360	7	1,764	7,367	9,131	1,101	12/16/2014
Portland-Vancouver-Hillsboro	OR	860	3,740	—	860	3,740	4,600	240	1/11/2017
Portland-Vancouver-Hillsboro	OR	410	622	179	410	801	1,211	96	7/14/2016
Portland-Vancouver-Hillsboro	OR	1,258	6,298	3	1,258	6,301	7,559	392	11/21/2016
Portland-Vancouver-Hillsboro	OR	2,334	7,726	34	2,339	7,760	10,099	588	12/6/2016
Portland-Vancouver-Hillsboro	OR	1,048	3,549	—	1,048	3,549	4,597	64	8/16/2018

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Portland-Vancouver-Hillsboro	OR	472	2,880	—	472	2,880	3,352	20	10/24/2018
Prineville	OR	427	1,648	6	427	1,654	2,081	294	8/27/2014
Roseburg(3)	OR	474	1,789	80	474	1,869	2,343	439	6/10/2013
Salem	OR	1,405	2,650	418	1,405	3,068	4,473	787	4/1/2014
Salem	OR	492	1,248	18	492	1,266	1,758	179	4/20/2016
The Dalles	OR	1,108	2,100	2	1,108	2,102	3,210	390	12/5/2014
Ponce-Yauco-Coamo	PR	745	4,813	3	745	4,816	5,561	66	9/6/2018
San Juan-Caguas-Guaynabo	PR	1,095	8,073	3	1,095	8,076	9,171	85	9/6/2018
San Juan-Caguas-Guaynabo	PR	1,205	9,967	6	1,205	9,973	11,178	90	9/6/2018
San Juan-Caguas-Guaynabo	PR	1,266	15,805	3	1,266	15,808	17,074	122	9/6/2018
San Juan-Caguas-Guaynabo	PR	356	1,892	10	356	1,902	2,258	26	9/6/2018
San Juan-Caguas-Guaynabo	PR	573	2,373	3	573	2,376	2,949	37	9/6/2018
Anderson	SC	92	976	120	92	1,096	1,188	349	8/29/2007
Charlotte-Gastonia-Rock Hill(3)	SC	924	3,086	52	924	3,138	4,062	421	5/4/2015
Greenville-Mauldin-Easley	SC	82	838	97	82	935	1,017	278	8/29/2007
Spartanburg	SC	535	1,934	29	535	1,963	2,498	273	11/12/2015
Amarillo(3)	TX	80	877	106	80	983	1,063	257	5/1/2009
Amarillo(3)	TX	78	697	165	78	862	940	229	5/1/2009
Amarillo(3)	TX	147	810	145	147	955	1,102	250	5/1/2009
Austin-Round Rock-San Marcos	TX	936	6,446	24	936	6,470	7,406	235	10/19/2017
Austin-Round Rock-San Marcos	TX	937	5,319	86	937	5,405	6,342	944	6/24/2013
Austin-Round Rock-San Marcos	TX	1,395	2,790	25	1,395	2,815	4,210	754	6/24/2013
Austin-Round Rock-San Marcos	TX	768	1,923	290	768	2,213	2,981	405	10/29/2014
Brownsville-Harlingen	TX	845	2,364	64	845	2,428	3,273	375	9/4/2014
Brownsville-Harlingen	TX	639	1,674	101	639	1,775	2,414	332	9/4/2014
Brownsville-Harlingen	TX	386	2,798	185	386	2,983	3,369	330	5/2/2016
College Station-Bryan	TX	618	2,512	88	618	2,600	3,218	746	8/29/2007
College Station-Bryan	TX	551	349	231	551	580	1,131	170	8/29/2007
College Station-Bryan	TX	295	988	150	295	1,138	1,433	302	4/1/2008
College Station-Bryan	TX	51	123	66	51	189	240	64	4/1/2008
College Station-Bryan	TX	110	372	176	110	548	658	134	4/1/2008
College Station-Bryan	TX	62	208	13	62	221	283	63	4/1/2008
Dallas-Fort Worth-Arlington	TX	164	865	49	164	914	1,078	273	8/29/2007
Dallas-Fort Worth-Arlington	TX	155	105	53	155	158	313	58	9/28/2007

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Dallas-Fort Worth-Arlington	TX	98	282	170	98	452	550	137	9/28/2007
Dallas-Fort Worth-Arlington	TX	264	106	165	264	271	535	108	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	376	803	120	376	923	1,299	294	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	338	681	101	338	782	1,120	237	9/28/2007
Dallas-Fort Worth-Arlington	TX	1,388	4,195	43	1,388	4,238	5,626	857	6/24/2013
Dallas-Fort Worth-Arlington	TX	1,859	5,293	129	1,859	5,422	7,281	1,044	7/25/2013
Dallas-Fort Worth-Arlington	TX	379	2,212	128	379	2,340	2,719	637	7/25/2013
Dallas-Fort Worth-Arlington	TX	1,397	5,250	90	1,397	5,340	6,737	964	7/25/2013
Dallas-Fort Worth-Arlington	TX	2,102	5,755	94	2,102	5,849	7,951	1,229	7/25/2013
Dallas-Fort Worth-Arlington	TX	649	1,637	49	649	1,686	2,335	626	7/25/2013
Dallas-Fort Worth-Arlington	TX	396	1,411	466	396	1,877	2,273	420	4/29/2015
Dallas-Fort Worth-Arlington	TX	1,263	3,346	52	1,263	3,398	4,661	581	10/19/2015
Dallas-Plano-Irving	TX	1,421	2,349	491	1,421	2,840	4,261	367	6/1/2016
Dallas-Plano-Irving	TX	710	3,578	101	710	3,679	4,389	211	10/19/2017
Dallas-Plano-Irving	TX	421	2,668	69	421	2,737	3,158	140	10/19/2017
El Paso	TX	338	1,275	42	338	1,317	1,655	388	8/29/2007
El Paso	TX	94	400	168	94	568	662	174	8/29/2007
Houston-Sugar Land-Baytown	TX	698	2,648	264	698	2,912	3,610	411	7/20/2015
Houston-The Woodlands-Sugar Land	TX	1,042	3,061	413	1,042	3,474	4,516	455	1/22/2016
Houston-The Woodlands-Sugar Land	TX	1,426	2,910	115	1,426	3,025	4,451	230	6/13/2017
Houston-The Woodlands-Sugar Land	TX	826	3,683	189	826	3,872	4,698	185	1/4/2018
Houston-The Woodlands-Sugar Land	TX	649	4,077	70	649	4,147	4,796	188	1/4/2018
Killeen-Temple	TX	203	4,065	219	203	4,284	4,487	274	2/2/2017
Killeen-Temple	TX	1,128	6,149	217	1,128	6,366	7,494	341	8/8/2017
Longview(3)	TX	651	671	102	651	773	1,424	204	5/1/2009
Longview(3)	TX	104	489	164	104	653	757	163	5/1/2009
Longview(3)	TX	310	966	201	310	1,167	1,477	296	5/1/2009
Longview	TX	2,466	3,559	89	2,466	3,648	6,114	620	6/19/2014
Longview	TX	959	1,640	22	959	1,662	2,621	306	6/25/2014
McAllen–Edinburg–Mission	TX	1,217	2,738	277	1,243	3,015	4,258	715	7/31/2014
McAllen–Edinburg–Mission	TX	1,973	4,517	58	1,973	4,575	6,548	865	9/4/2014
McAllen–Edinburg–Mission	TX	1,295	3,929	74	1,295	4,003	5,298	741	9/4/2014
McAllen–Edinburg–Mission	TX	3,079	7,574	88	3,079	7,662	10,741	1,523	9/4/2014
McAllen–Edinburg–Mission	TX	1,017	3,261	69	1,017	3,330	4,347	606	9/4/2014

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

McAllen–Edinburg–Mission	TX	803	2,914	79	803	2,993	3,796	443	9/4/2014
McAllen–Edinburg–Mission	TX	2,249	4,966	57	2,249	5,023	7,272	971	9/4/2014
McAllen–Edinburg–Mission	TX	1,118	3,568	70	1,118	3,638	4,756	567	9/4/2014
Midland(3)	TX	691	1,588	165	691	1,753	2,444	440	5/1/2009
Odessa(3)	TX	168	561	119	168	680	848	177	5/1/2009
San Angelo(3)	TX	381	986	104	381	1,090	1,471	272	5/1/2009
San Antonio-New Braunfels	TX	614	2,640	61	614	2,701	3,315	581	4/1/2014
San Antonio-New Braunfels	TX	715	4,566	69	715	4,635	5,350	227	10/19/2017
Washington-Arlington-Alexandria	VA	1,516	12,633	62	1,516	12,695	14,211	557	7/21/2017
Centralia(3)	WA	810	1,530	2	810	1,532	2,342	561	6/10/2013
Centralia(3)	WA	998	1,862	94	998	1,956	2,954	756	6/10/2013
Longview	WA	448	2,356	14	448	2,370	2,818	313	9/3/2015
Portland-Vancouver-Hillsboro	WA	421	2,313	2	421	2,315	2,736	474	4/1/2013
Portland-Vancouver-Hillsboro	WA	1,903	2,239	2	1,903	2,241	4,144	584	4/1/2013
Portland-Vancouver-Hillsboro(3)	WA	923	2,821	8	923	2,829	3,752	571	6/10/2013
Portland-Vancouver-Hillsboro	WA	935	2,045	6	935	2,051	2,986	370	4/1/2014
Portland-Vancouver-Hillsboro	WA	478	2,158	169	478	2,327	2,805	456	4/1/2014
Portland-Vancouver-Hillsboro	WA	2,023	3,484	39	2,023	3,523	5,546	722	8/27/2014
Portland-Vancouver-Hillsboro	WA	1,870	4,632	2	1,870	4,634	6,504	369	1/11/2017
Portland-Vancouver-Hillsboro	WA	422	2,271	1	422	2,272	2,694	69	3/29/2018
Seattle-Tacoma-Bellevue	WA	770	3,203	22	770	3,225	3,995	672	4/1/2014
Seattle-Tacoma-Bellevue	WA	1,390	2,506	43	1,390	2,549	3,939	555	8/27/2014
Seattle-Tacoma-Bellevue	WA	1,438	3,280	37	1,438	3,317	4,755	644	9/18/2014
Seattle-Tacoma-Bellevue	WA	1,105	2,121	9	1,105	2,130	3,235	371	10/3/2014
Total		$582,960	$1,981,269	$72,549	$583,455	$2,054,268	$2,637,723	$246,261

(1) Refers to metropolitan and micropolitan statistical area (MSA) as defined by the U.S. Census Bureau.

(2) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $2.3 billion (unaudited) at December 31, 2018.

(3) As of December 31, 2018, 93 of our self storage properties were encumbered by an aggregate of $268.1 million of debt financing.

(4) Property subject to a long-term lease agreement.

Note: The Company only owns one class of real estate, which is self storage properties. The estimated useful lives of the individual assets that comprise buildings and improvements range from 3 years to 40 years. The category for buildings and improvements in the table above includes furniture and equipment.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2018, 2017 and 2016
(in thousands)

	2018	2017	2016
Self Storage properties:
Balance at beginning of year	$2,275,233	$1,844,336	$1,147,201
Acquisitions and improvements	366,522	431,542	715,509
Reclassification from assets held for sale	—	8,607	—
Write-off of fully depreciated assets and other	(323)	(50)	—
Dispositions	(3,709)	(7,336)	(4,820)
Reclassification to assets held for sale	—	(1,866)	(13,554)
Balance at end of year	$2,637,723	$2,275,233	$1,844,336

Accumulated depreciation:
Balance at beginning of year	$170,358	$110,803	$68,100
Depreciation expense	76,299	60,522	42,703
Write-off of fully depreciated assets and other	—	(10)	—
Dispositions	(396)	(646)	—
Assets held for sale	$—	$(311)	$—
Balance at end of year	$246,261	$170,358	$110,803