Form 10-K/A
period 2018-12-31
National Storage Affiliates Trust
filed 2019-04-04
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

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
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☒   No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months. Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $1.6 billion as of June 30, 2018. As of April 3, 2019, 56,701,674 common shares of beneficial interest, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference
None.

EXPLANATORY NOTE
National Storage Affiliates Trust is filing this Annual Report on Form 10-K/A (this "Amendment No. 1") to amend its Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 26, 2019 (the "Original Form 10-K"). The Original Form 10-K inadvertently incorporated by reference as Exhibit 3.2 the prior version of our Bylaws that ceased to be effective on March 29, 2018. This Amendment No. 1 is being filed solely to replace this exhibit with the current version of our Bylaws effective since March 29, 2018, which we originally filed on April 3, 2018, and does not otherwise modify or update the disclosures or the exhibits in the Original Form 10-K.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)	No financial statements or schedules are filed with this Amendment No. 1 to the Company's Annual Report on Form 10-K.

(a)(2)	No financial statements or schedules are filed with this Amendment No. 1 to the Company's Annual Report on Form 10-K.

(a)(3)
The Exhibit Index from the Original Form 10-K is incorporated herein by reference, except that Exhibit 3.2 from the Original 10-K is hereby replaced with Exhibit 3.2 of this Amendment No. 1 to the Company's Annual Report on Form 10-K.

(b)	The following exhibits are filed with this Amendment No. 1 to the Company's Annual Report on Form 10-K:

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

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

3.2	Second Amended and Restated Bylaws of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on April 3, 2018, is incorporated herein by this reference)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Storage Affiliates Trust

By:	/s/ ARLEN D. NORDHAGEN
Arlen D. Nordhagen
chairman of the board of trustees
and chief executive officer
(principal executive officer)

Date: April 4, 2019