Form 10-Q
period 2019-03-31
National Storage Affiliates Trust
filed 2019-05-03
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	NSA	New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	NSA Pr A	New York Stock Exchange
As of May 2, 2019, 56,882,863 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Real estate
Self storage properties	$2,832,745	$2,637,723
Less accumulated depreciation	(267,796)	(246,261)
Self storage properties, net	2,564,949	2,391,462
Cash and cash equivalents	15,878	13,181
Restricted cash	3,545	3,182
Debt issuance costs, net	1,017	1,260
Investment in unconsolidated real estate ventures	238,606	245,125
Other assets, net	48,926	75,053
Operating lease right-of-use assets	23,110	—
Total assets	$2,896,031	$2,729,263
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,414,926	$1,278,102
Accounts payable and accrued liabilities	37,682	33,130
Operating lease liabilities	24,166	—
Deferred revenue	16,069	15,732
Total liabilities	1,492,843	1,326,964
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 6,900,000 issued and outstanding at March 31, 2019 and December 31, 2018, at liquidation preference	172,500	172,500
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 56,698,686 and 56,654,009 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	567	567
Additional paid-in capital	839,162	844,276
Distributions in excess of earnings	(126,309)	(114,122)
Accumulated other comprehensive income	7,526	13,618
Total shareholders' equity	893,446	916,839
Noncontrolling interests	509,742	485,460
Total equity	1,403,188	1,402,299
Total liabilities and equity	$2,896,031	$2,729,263

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
REVENUE
Rental revenue	$82,855	$72,011
Other property-related revenue	2,824	2,321
Management fees and other revenue	4,893	2,161
Total revenue	90,572	76,493
OPERATING EXPENSES
Property operating expenses	26,457	25,226
General and administrative expenses	10,766	8,306
Depreciation and amortization	24,349	21,368
Total operating expenses	61,572	54,900
OTHER (EXPENSE) INCOME
Interest expense	(13,211)	(9,635)
Equity in losses of unconsolidated real estate ventures	(2,102)	(52)
Acquisition costs	(157)	(180)
Non-operating expense	(98)	(84)
Gain on sale of self storage properties	—	474
Other expense	(15,568)	(9,477)
Income before income taxes	13,432	12,116
Income tax expense	(492)	(143)
Net income	12,940	11,973
Net income attributable to noncontrolling interests	(5,529)	(1,513)
Net income attributable to National Storage Affiliates Trust	7,411	10,460
Distributions to preferred shareholders	(2,588)	(2,588)
Net income attributable to common shareholders	$4,823	$7,872

Earnings (loss) per share - basic	$0.08	$0.16
Earnings (loss) per share - diluted	$0.08	$0.09

Weighted average shares outstanding - basic	56,655	50,299
Weighted average shares outstanding - diluted	56,655	99,935
Dividends declared per common share	$0.30	$0.28

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$12,940	$11,973
Other comprehensive (loss) income
Unrealized (loss) gain on derivative contracts	(8,039)	8,990
Reclassification of other comprehensive (income) loss to interest expense	(1,276)	49
Other comprehensive (loss) income	(9,315)	9,039
Comprehensive income	3,625	21,012
Comprehensive income attributable to noncontrolling interests	(2,131)	(5,004)
Comprehensive income attributable to National Storage Affiliates Trust	$1,494	$16,008

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	Income	Interests	Equity
Balances, December 31, 2018	6,900,000	$172,500	56,654,009	$567	$844,276	$(114,122)	$13,618	$485,460	$1,402,299
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	32,856	32,856
Redemptions of OP units	—	—	29,910	—	250	—	7	(257)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(5,385)	—	(182)	5,567	—
Equity-based compensation expense	—	—	—	—	90	—	—	1,022	1,112
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	5	5
Issuance of restricted common shares	—	—	18,218	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,451)	—	(69)	—	—	—	(69)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	139	139
Preferred share dividends	—	—	—	—	—	(2,588)	—	—	(2,588)
Common share dividends	—	—	—	—	—	(17,010)	—	—	(17,010)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17,181)	(17,181)
Other comprehensive income	—	—	—	—	—	—	(5,917)	(3,398)	(9,315)
Net income	—	—	—	—	—	7,411	—	5,529	12,940
Balances, March 31, 2019	6,900,000	$172,500	56,698,686	$567	$839,162	$(126,309)	$7,526	$509,742	$1,403,188

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,940	$11,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,349	21,368
Amortization of debt issuance costs	693	590
Amortization of debt discount and premium, net	(352)	(373)
Gain on sale of self storage properties	—	(474)
Equity-based compensation expense	1,112	867
Equity in losses of unconsolidated real estate ventures	2,102	52
Distributions from unconsolidated real estate ventures	3,400	1,339
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	2,008	(854)
Accounts payable and accrued liabilities	607	(808)
Deferred revenue	(461)	179
Net Cash Provided by Operating Activities	46,398	33,859
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of self storage properties	(139,579)	(100,450)
Capital expenditures	(4,208)	(3,901)
Investments in and advances to unconsolidated real estate ventures	—	(2,390)
Distributions from unconsolidated real estate ventures	1,017	—
Deposits and advances for self storage property and other acquisitions	(811)	(342)
Expenditures for corporate furniture, equipment and other	(125)	(51)
Proceeds from sale of self storage properties	—	2,029
Net Cash Used In Investing Activities	(143,706)	(105,105)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under debt financings	188,500	250,000
Receipts for OP unit subscriptions	318	312
Principal payments under debt financings	(51,778)	(145,212)
Payment of dividends to common shareholders	(17,010)	(14,099)
Distributions to preferred shareholders	(2,588)	(2,588)
Distributions to noncontrolling interests	(17,002)	(14,369)
Debt issuance costs	(22)	(796)
Equity offering costs	(50)	(218)
Net Cash Provided By Financing Activities	100,368	73,030
Increase in Cash, Cash Equivalents and Restricted Cash	3,060	1,784
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	16,363	16,407
End of period	$19,423	$18,191

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$12,142	$8,939
Operating lease right-of-use assets added upon implementation of leases standard	23,110	—
Operating lease liabilities added upon implementation of leases standard	24,166	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
The Company owned 531 consolidated self storage properties in 28 states and Puerto Rico with approximately 32.1 million rentable square feet in approximately 257,000 storage units as of March 31, 2019. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Self Storage, LLC d/b/a Southern Self Storage ("Southern") and affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In").
As of March 31, 2019, the Company also managed through its property management platform an additional portfolio of 175 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.6 million rentable square feet, configured in approximately 104,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of March 31, 2019, in total, the Company operated and held ownership interests in 706 self storage properties located across 34 states and Puerto Rico with approximately 44.7 million rentable square feet in approximately 361,000 storage units.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Company's results of operations for the quarterly period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year or any other future period.

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
As of March 31, 2019 and December 31, 2018, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $238.7 million and $240.4 million as of March 31, 2019 and December 31, 2018, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $137.9 million and $138.4 million as of March 31, 2019 and December 31, 2018, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
Other property-related revenue
Other property-related revenue primarily consists of ancillary revenues such as tenant insurance and/or tenant warranty protection-related access fees and sales of storage supplies which are recognized in the period earned.
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended March 31, 2019 and 2018, the Company recognized $2.1 million and $1.7 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the three months ended March 31, 2019 and 2018, the Company recognized retail sales of $0.4 million and $0.4 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each are defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended March 31, 2019 and 2018, the Company recognized property management fees, call center fees and platform fees of $3.2 million and $1.3 million, respectively.

For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") in 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. As of March 31, 2019 and December 31, 2018, the Company had deferred revenue related to the acquisition fees of $4.1 million and $4.6 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended March 31, 2019 and 2018, the Company recognized acquisition fees of $0.5 million and $0.3 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the three months ended March 31, 2019 and 2018, the Company recognized $1.2 million and $0.5 million, respectively, of revenue related to these activities.
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
Other Comprehensive Income (Loss)
The Company has cash flow hedge derivative instruments that are measured at fair value with unrealized gains or losses recognized in other comprehensive income (loss) with a corresponding adjustment to accumulated other comprehensive income (loss) within equity, as discussed further in Note 12. Under the HLBV method of allocating income (loss) discussed above, a calculation is prepared at each balance sheet date by applying the HLBV method including, and excluding, the assets and liabilities resulting from the Company's cash flow hedge derivative instruments to determine comprehensive income (loss) attributable to National Storage Affiliates Trust. As a result of the distribution rights and priorities set forth in the operating partnership's LP Agreement, in any given period, other comprehensive income (loss) may be allocated disproportionately to unitholders as compared to their respective ownership percentage in the operating partnership and as compared to their respective allocation of net income (loss).
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
Recent Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases, which amends the existing guidance for accounting for leases, including requiring lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases and lessees to recognize most leases on-balance sheet as lease liabilities with corresponding right-of-use assets. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which allows entities the option to apply the new standard at adoption date with a cumulative-effect adjustment in the period of adoption.

The Company adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019 and applied it to leases that were in place on the effective date. The Company elected the practical expedients which permit the Company to combine lease and nonlease components and to not reassess (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases, and (iii) any initial direct costs for any existing leases as of the effective date. Results for reporting periods beginning January 1, 2019 are presented under ASU 2016-02 and ASU 2018-11. As a result, beginning on January 1, 2019, activity related to uncollectible accounts are recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses. The adoption of the lease standard did not result in a cumulative catch-up adjustment to opening equity. See Note 13 for additional detail about the Company's non-cancelable leasehold interest agreements where the Company is a lessee.
3. NONCONTROLLING INTERESTS
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
As of March 31, 2019 and December 31, 2018, units reflecting noncontrolling interests consisted of the following:

	March 31, 2019	December 31, 2018
Series A-1 preferred units	501,918	343,719
OP units	30,229,228	28,874,103
Subordinated performance units	10,739,868	10,749,475
LTIP units	762,720	931,671
DownREIT units
DownREIT OP units	1,848,261	1,834,786
DownREIT subordinated performance units	4,371,622	4,386,999
Total	48,453,617	47,120,753
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A preferred shares") or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The increase in Series A-1 preferred units outstanding from December 31, 2018 to March 31, 2019 was due to the issuance of Series A-1 preferred units in connection with the acquisition of self storage properties.
OP Units and DownREIT OP units
OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for the Company's common shares of beneficial interest, $0.01 par value per share ("common shares") on a one-for-one basis, and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case. The OP holders of OP units are generally not entitled to elect redemption until one year after the issuance of the OP units. The holders of DownREIT OP units are generally not entitled to elect redemption until five years after the date of the contributor's initial contribution.
The increase in OP Units outstanding from December 31, 2018 to March 31, 2019 was due to the issuance of 863,148 OP units related to the voluntary conversions of 913,680 subordinated performance units (as discussed further below), the issuance of 184,040 OP units in connection with the acquisition of self storage properties and 337,847 LTIP units which were converted into OP units, partially offset by the redemption of 29,910 OP units for common shares.
The increase in DownREIT OP units outstanding from December 31, 2018 to March 31, 2019 was due to the issuance of 13,475 DownREIT OP units related to the conversion of 15,377 DownREIT subordinated performance units (as discussed further below).
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
The decrease in subordinated performance units outstanding from December 31, 2018 to March 31, 2019 was due to the voluntary conversion of 913,680 subordinated performance units into 863,148 OP units partially offset by the issuance of 904,073 subordinated performance units for co-investment by certain of the Company's PROs in connection with the acquisition of self storage properties.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2018 to March 31, 2019 was due to the conversion of 15,377 DownREIT subordinated performance units into 13,475 DownREIT OP units.
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
The decrease in LTIP units outstanding from December 31, 2018 to March 31, 2019 was due to the conversion of 337,847 LTIP units into OP units partially offset by the issuance of 168,896 compensatory LTIP units to employees and consultants.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Land	$612,273	$583,455
Buildings and improvements	2,214,345	2,048,281
Furniture and equipment	6,127	5,987
Total self storage properties	2,832,745	2,637,723
Less accumulated depreciation	(267,796)	(246,261)
Self storage properties, net	$2,564,949	$2,391,462
Depreciation expense related to self storage properties amounted to $21.5 million and $18.0 million during the three months ended March 31, 2019 and 2018, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of March 31, 2019, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 103 self storage properties containing approximately 7.7 million rentable square feet, configured in over 63,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2019, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 72 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the three months ended March 31, 2019, the 2016 Joint Venture sold to the Company one self storage property for a gross sales price of $4.1 million. See Note 10 for additional details about the Company's acquisition of the self storage property from the 2016 Joint Venture.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
ASSETS
Self storage properties, net	$1,876,504	$1,894,412
Other assets	34,334	50,915
Total assets	$1,910,838	$1,945,327
LIABILITIES AND EQUITY
Debt financing	$947,391	$956,357
Other liabilities	17,122	16,516
Equity	946,325	972,454
Total liabilities and equity	$1,910,838	$1,945,327

The following table presents the combined condensed operating information of the Company's unconsolidated real estate ventures for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Total revenue	$39,795	$14,806
Property operating expenses	12,544	5,293
Net operating income	27,251	9,513
Supervisory, administrative and other expenses	(2,653)	(1,057)
Depreciation and amortization	(21,826)	(5,507)
Interest expense	(10,020)	(2,899)
Loss on sale of self storage properties	(806)	—
Acquisition and other expenses	(408)	(262)
Net loss	$(8,462)	$(212)

The combined condensed operating information in the table above only includes information for the 2018 Joint Venture following the acquisition of the Initial 2018 JV Portfolio in September 2018.
6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 32 self storage properties with an estimated fair value of $194.6 million during the three months ended March 31, 2019. Of these acquisitions, 13 self storage properties with an estimated fair value of $85.5 million were acquired by the Company from its PROs and one self storage property with an estimated fair value of $4.1 million was acquired by the Company from the 2016 Joint Venture. The 32 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $1.3 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $4.6 million, resulting in a total fair value of $190.0 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the three months ended March 31, 2019 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2019	32	$160,531	$33,356	$674	$194,561

(1)	Value of OP equity represents the fair value of Series A-1 preferred units, OP units and subordinated performance units.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31, 2019	December 31, 2018
Customer in-place leases, net of accumulated amortization of $4,193 and $5,090, respectively	$6,217	$4,063
Receivables:
Trade, net	3,208	3,402
PROs and other affiliates	737	2,027
Receivable from unconsolidated real estate venture	2,818	4,573
Property acquisition and other deposits	911	20,977
Interest rate swaps	9,993	16,164
Prepaid expenses and other	5,628	4,266
Corporate furniture, equipment and other, net	1,584	1,574
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $1,741 and $1,564, respectively	8,880	9,057
Goodwill	5,750	5,750
Total	$48,926	$75,053
Amortization expense related to customer in-place leases amounted to $2.5 million and $3.0 million for the three months ended March 31, 2019 and 2018, respectively. Amortization expense related to the management contract amounted to $0.2 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.
8. DEBT FINANCING
The Company's outstanding debt as of March 31, 2019 and December 31, 2018 is summarized as follows (dollars in thousands):

	Interest Rate(1)	March 31, 2019	December 31, 2018
Credit Facility:
Revolving line of credit	3.89%	$277,500	$139,500
Term loan A	2.91%	235,000	235,000
Term loan B	2.94%	155,000	155,000
Term loan C	3.71%	105,000	105,000
Term loan D	3.79%	125,000	125,000
2023 Term loan facility	3.13%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
Fixed rate mortgages payable	4.18%	266,860	268,138
Total principal		1,414,360	1,277,638
Unamortized debt issuance costs and debt premium, net		566	464
Total debt		$1,414,926	$1,278,102

(1)
Represents the effective interest rate as of March 31, 2019. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

As of March 31, 2019, the Company's unsecured credit facility provided for total borrowings of $1.0 billion consisting of the following components: (i) a $400.0 million revolving line of credit (the "Revolver"), (ii) a tranche A term loan facility (the "Term Loan A"), which provides for a total borrowing commitment of up to $235.0 million, (iii) a tranche B term loan facility (the "Term Loan B"), which provides for a total borrowing commitment of up to $155.0 million, (iv) a tranche C term loan facility (the "Term Loan C"), which provides for a total borrowing commitment of up to $105.0 million and (v) a tranche D term loan facility, (the "Term Loan D" and together with the Revolver, the Term Loan A, Term Loan B and Term Loan C, the "credit facility"), which provides for a total borrowing commitment of up to $125.0 million. The Company has an expansion option under the credit facility, which, if exercised in full, would provide for a total borrowing capacity under the credit facility of $1.3 billion.
As of March 31, 2019, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $116.8 million while remaining in compliance with the credit facility's financial covenants. At March 31, 2019, the Company was in compliance with all such covenants.
For a summary of the Company's financial covenants and additional detail regarding the Company's credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility and fixed rate mortgages payable, please see Note 8 to the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
As discussed Note 14, in April 2019, the Company entered into a credit agreement with BMO Harris Bank N.A. to make available a term loan facility that matures in April 2029 in an aggregate amount of $100.0 million.
Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2019, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
2019	$3,850	$(262)	$3,588
2020	316,897	(699)	316,198
2021	242,603	(779)	241,824
2022	159,205	(441)	158,764
2023	377,049	(42)	377,007
2024	126,964	270	127,234
Thereafter	187,792	2,519	190,311
	$1,414,360	$566	$1,414,926
9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2019 and 2018, (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$12,940	$11,973
Net income attributable to noncontrolling interests	(5,529)	(1,513)
Net income attributable to National Storage Affiliates Trust	7,411	10,460
Distributions to preferred shareholders	(2,588)	(2,588)
Distributed and undistributed earnings allocated to participating securities	(9)	(7)
Net income attributable to common shareholders - basic and diluted	$4,814	$7,865
Effect of assumed conversion of dilutive securities	—	1,370
Net income attributable to common shareholders - diluted	$4,814	$9,235

	Three Months Ended March 31,
	2019	2018

Denominator
Weighted average shares outstanding - basic	56,655	50,299
Effect of dilutive securities:
Weighted average OP units outstanding	—	29,135
Weighted average DownREIT OP unit equivalents outstanding	—	1,835
Weighted average LTIP units outstanding	—	321
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	18,345
Weighted average shares outstanding - diluted	56,655	99,935

Earnings (loss) per share - basic	$0.08	$0.16
Earnings (loss) per share - diluted	$0.08	$0.09

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2019, 450,722 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three months ended March 31, 2019, 224,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three months ended March 31, 2019, potential common shares totaling 54.6 million related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended March 31, 2019 and 2018, the Company incurred $4.7 million and $4.1 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended March 31, 2019 and 2018, the Company incurred $7.8 million and $7.3 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended March 31, 2019 and 2018, the Company incurred less than $0.3 million and $0.2 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the three months ended March 31, 2019, the Company acquired one self storage property from the 2016 Joint Venture for $4.1 million.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2017	$12,414
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	49
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	8,990
Fair value at March 31, 2018	$21,453

Fair value at December 31, 2018	$14,195
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(1,276)
Unrealized losses on interest rate swaps included in accumulated other comprehensive income	(8,039)
Fair value at March 31, 2019	$4,880
As of March 31, 2019 and December 31, 2018, the Company had outstanding interest rate swaps with aggregate notional amounts of $795.0 million and $795.0 million, respectively, designated as cash flow hedges. As of March 31, 2019, the Company's swaps had a weighted average remaining term of approximately 4.2 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at March 31, 2019 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $4.2 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.87% weighted average fixed rate under these interest rate swaps, the Company will benefit from net cash payments due from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the three months ended March 31, 2019 and 2018. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2019, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at March 31, 2019 and December 31, 2018, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at March 31, 2019 and December 31, 2018 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $266.9 million as of March 31, 2019 with a fair value of approximately $279.0 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.88%, compared to the weighted average contractual interest rate of 4.84%. The combined principal balance of the Company's fixed rate mortgages was approximately $268.1 million as of December 31, 2018 with a fair value of approximately $276.5 million. In determining the fair value as of December 31, 2018, the Company estimated a weighted average market interest rate of approximately 4.17%, compared to the weighted average contractual interest rate of 4.85%.
13. LEASES
The Company determines if a contractual arrangement is a lease at inception. As a lessee, the Company has non-cancelable lease agreements for real estate and its corporate office space that are classified as operating leases. The Company's operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in its condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's operating leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the discount rate for the present value of the lease payments. To the extent that the lease agreements provide for fixed increases throughout the term of the lease, the Company recognizes lease expense on a straight-line basis over the expected lease terms.
Real Estate Leasehold Interests
The Company has seven properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 15 to 73 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying condensed consolidated statements of operations and amounted to $0.4 million and $0.4 million for the three months ended March 31, 2019 and 2018, respectively.
Office Leases
The Company has entered into non-cancelable lease agreements for its corporate office space with remaining lease terms ranging from four to eight years. Rent expense related to these office leases is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and amounted to $0.1 million and less than $0.1 million for the three months ended March 31, 2019 and 2018, respectively.
The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of March 31, 2019 are as follows:

March 31, 2019
Weighted-average remaining lease term
Real estate leasehold interests	29 years
Office leases	7 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.9%
Office leases	4.1%

As of March 31, 2019, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
2019	$1,005	$144	$1,149
2020	1,385	286	1,671
2021	1,410	387	1,797
2022	1,425	381	1,806
2023	1,431	346	1,777
2024 through 2092	36,419	1,043	37,462
Total lease payments	$43,075	$2,587	$45,662
Less imputed interest	(21,108)	(388)	(21,496)
Total	$21,967	$2,199	$24,166
As of December 31, 2018, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
2019	$1,334	$345	$1,679
2020	1,379	398	1,777
2021	1,404	387	1,791
2022	1,419	381	1,800
2023	1,424	346	1,770
2024 through 2092	36,074	1,073	37,147
Total lease payments	$43,034	$2,930	$45,964

14. SUBSEQUENT EVENTS
On April 24, 2019, the Company entered into a credit agreement with BMO Harris Bank N.A. to make available a term loan facility that matures in April 2029 (the "2029 Term Loan Facility") in an aggregate amount of $100.0 million. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date.
Interest rates applicable to loans under the 2029 Term Loan Facility are payable during such periods as such loans are LIBOR loans, at the applicable LIBOR based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, and during the period that such loans are base rate loans, at the base rate under the 2029 Term Loan Facility in effect from time to time plus an applicable margin. The base rate under the 2029 Term Loan Facility is equal to the greatest of the BMO Harris Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%. The applicable margin for the 2029 Term Loan Facility is leverage-based and ranges from 1.85% to 2.30% for LIBOR loans and 0.85% to 1.30% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the 2029 Term Loan Facility be subject to rating-based margins ranging from 1.40% to 2.25% for LIBOR Loans and 0.40% to 1.25% for base rate loans.
On April 24, 2019, the Company also entered into an interest rate swap agreement with a notional amount of $100.0 million that matures in April 2029 fixing the interest rate of the 2029 Term Loan Facility at an effective interest rate of 4.27%.
The Company is required to comply with the same financial covenants under the 2029 Term Loan Facility as it is with the credit facility, 2023 Term Loan Facility and the 2028 Term Loan Facility. In addition, the terms of the 2029 Term Loan Facility contain customary affirmative and negative covenants that are consistent with those contained in the 2023 Term Loan Facility and 2028 Term Loan Facility, and, among other things, limit the Company's ability to make distributions, make certain investments, incur debt, incur liens and enter into certain transactions.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019 (the "Annual Report"), and the other documents we file from time to time with the SEC . If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

Our PROs
The Company had ten PROs as of March 31, 2019: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern and Moove In. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of March 31, 2019, we owned a geographically diversified portfolio of 531 self storage properties, located in 28 states and Puerto Rico, comprising approximately 32.1 million rentable square feet, configured in approximately 257,000 storage units. Of these properties, 260 were acquired by us from our PROs, 270 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the three months ended March 31, 2019, we acquired 32 self storage properties for $194.6 million, comprising approximately 1.7 million rentable square feet, configured in approximately 15,000 storage units. Of these acquisitions, 13 were acquired from our PROs, 18 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2018 Joint Venture
As of March 31, 2019, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.7 million rentable square feet, configured in approximately 63,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2019, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 72 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the three months ended March 31, 2019, our 2016 Joint Venture sold to the Company one self storage property for $4.1 million, comprising less than 0.1 million rentable square feet, configured in approximately 300 storage units.
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
As of March 31, 2019, our property management platform managed and controlled 34 of our consolidated properties in select markets in California, Illinois, Kansas, Maryland, Missouri, Ohio and Virginia.

Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 32 self storage properties during the three months ended March 31, 2019 and 57 self storage properties during the year ended December 31, 2018. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of March 31, 2019, our same store portfolio consisted of 439 self storage properties.
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
Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
Net income was $12.9 million for the three months ended March 31, 2019, compared to $12.0 million for the three months ended March 31, 2018, an increase of $0.9 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 64 self storage properties acquired between April 1, 2018 and March 31, 2019 and same store NOI growth partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses and losses from our unconsolidated real estate ventures, For a description of NOI, see "Non-GAAP Financial measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Rental revenue
Same store portfolio	$69,935	$66,708	$3,227
Non-same store portfolio	12,920	3,328	9,592
Effect of bad debt expense classification resulting from adoption of leasing standard	—	1,975	(1,975)
Total rental revenue	82,855	72,011	10,844
Other property-related revenue
Same store portfolio	2,374	2,267	107
Non-same store portfolio	450	54	396
Total other property-related revenue	2,824	2,321	503
Property operating expenses
Same store portfolio	22,283	22,085	198
Non-same store portfolio	4,174	1,166	3,008
Effect of bad debt expense classification resulting from adoption of leasing standard	—	1,975	(1,975)
Total property operating expenses	26,457	25,226	1,231
Net operating income
Same store portfolio	50,026	46,890	3,136
Non-same store portfolio	9,196	2,216	6,980

	Three Months Ended March 31,
	2019	2018	Change
Total net operating income	59,222	49,106	10,116
Management fees and other revenue	4,893	2,161	2,732
General and administrative expenses	(10,766)	(8,306)	(2,460)
Depreciation and amortization	(24,349)	(21,368)	(2,981)
Other (expense) income
Interest expense	(13,211)	(9,635)	(3,576)
Equity in losses of unconsolidated real estate ventures	(2,102)	(52)	(2,050)
Acquisition costs	(157)	(180)	23
Non-operating expense	(98)	(84)	(14)
Gain on sale of self storage properties	—	474	(474)
Other expense	(15,568)	(9,477)	(6,091)
Income before income taxes	13,432	12,116	1,316
Income tax expense	(492)	(143)	(349)
Net income	12,940	11,973	967
Net income attributable to noncontrolling interests	(5,529)	(1,513)	(4,016)
Net income attributable to National Storage Affiliates Trust	7,411	10,460	(3,049)
Distributions to preferred shareholders	(2,588)	(2,588)	—
Net income attributable to common shareholders	$4,823	$7,872	$(3,049)
Total Revenue
Our total revenue increased by $14.1 million, or 18.4%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase was primarily attributable to incremental revenue from 64 self storage properties acquired between April 1, 2018 and March 31, 2019 and regular rental increases for in-place tenants. Average total portfolio occupancy remained flat at 87.2% for the three months ended March 31, 2019 and 2018. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $10.8 million, or 15.1%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. As discussed in Note 2 in Item 1, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, $2.0 million of activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $2.0 million of activity related to uncollectible accounts as a reduction to same store and non-same store rental revenue for the three months ended March 31, 2018. The increase in rental revenue was due to a $9.6 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $5.4 million from 32 self storage properties acquired between April 1, 2018 and December 31, 2018, and $3.5 million from 32 self storage properties acquired during the three months ended March 31, 2019. Same store portfolio rental revenues increased $3.2 million, or 4.8%, due to a 4.0% increase, from $11.36 to $11.82, in annualized same store rental revenue divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants and fees and an increase in average occupancy from 87.3% for the three months ended March 31, 2018 to 87.7% for the three months ended March 31, 2019.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $0.5 million, or 21.7%, for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018. This increase primarily resulted from a $0.4 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.2 million from 32 self storage properties acquired between April 1, 2018 and December 31, 2018 and $0.1 million from 32 properties acquired during the three months ended March 31, 2019.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $4.9 million for the three months ended March 31, 2019, compared to $2.2 million for the three months ended March 31, 2018, an increase of $2.7 million. This increase was primarily attributable to incremental fees earned from the 2018 Joint Venture following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Property Operating Expenses
Property operating expenses were $26.5 million for the three months ended March 31, 2019 compared to $25.2 million for the three months ended March 31, 2018, an increase of $1.2 million, or 4.9%. As discussed in Note 2 in Item 1, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, $2.0 million of activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $2.0 million of activity related to uncollectible accounts as a reduction to same store and non-same store property operating expenses for the three months ended March 31, 2018. The increase in property operating expenses resulted from a $3.0 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $1.7 million from 32 self storage properties acquired between April 1, 2018 and December 31, 2018, and $1.1 million from 32 self storage properties acquired during the three months ended March 31, 2019.
General and Administrative Expenses
General and administrative expenses increased $2.5 million, or 29.6%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $0.6 million primarily as a result of incremental fees related to the 64 properties we acquired from April 1, 2018 to March 31, 2019, salaries and benefits of $0.4 million, equity-based compensation expense of $0.2 million and costs related to our property management platform of $0.7 million.
Depreciation and Amortization
Depreciation and amortization increased $3.0 million, or 14.0%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. This increase was primarily attributable to incremental depreciation expense related to the self storage properties we acquired subsequent to April 1, 2018, partially offset by a decrease in amortization of customer in-place leases from $3.0 million for the three months ended March 31, 2018 to $2.5 million for the three months ended March 31, 2019.
Interest Expense
Interest expense increased $3.6 million, or 37.1%, for the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in interest expense was primarily attributable to higher outstanding borrowings under the Revolver, higher interest rates on variable-rate debt and $150.0 million of additional term loan borrowings subsequent to March 31, 2018.

Equity In Losses Of Unconsolidated Real Estate Ventures
Equity in losses of unconsolidated real estate ventures represents our share of losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended March 31, 2019, we recorded $2.1 million of equity in losses from our unconsolidated real estate ventures compared to $0.1 million of losses for the three months ended March 31, 2018. This was primarily the result of incremental losses from our 2018 Joint Venture driven by real estate depreciation and amortization of customer in-place leases following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
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
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $5.5 million for the three months ended March 31, 2019, compared to $1.5 million for the three months ended March 31, 2018.
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The December 2018 Nareit Funds From Operations White Paper - 2018 Restatement, which we refer to as the White Paper, defines FFO as net income (as determined under GAAP), excluding: real estate depreciation and amortization, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment write-downs of certain real estate assets and impairment of investments in entities when it is directly attributable to decreases in the value of depreciable real estate held by the entity and after items to record unconsolidated partnerships and joint ventures on the same basis. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders and LTIP unitholders, we exclude distributions declared on subordinated performance units, DownREIT subordinated performance units, preferred shares and preferred units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, organizational and offering costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt and after adjustments for unconsolidated partnerships and joint ventures.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three months ended March 31, 2019 and 2018 (in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$12,940	$11,973
Add (subtract):
Real estate depreciation and amortization	24,027	21,075
Company's share of unconsolidated real estate venture real estate depreciation and amortization	5,457	1,377
Gain on sale of self storage properties	—	(474)
Company's share of unconsolidated real estate venture loss on sale of properties	202	—
Distributions to preferred shareholders and unitholders	(2,753)	(2,689)
FFO attributable to subordinated performance unitholders(1)	(7,293)	(5,584)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	32,580	25,678
Add:
Acquisition costs	157	180
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$32,737	$25,858

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	56,655	50,299
Weighted average restricted common shares outstanding	30	30
Weighted average OP units outstanding	29,948	29,135
Weighted average DownREIT OP unit equivalents outstanding	1,848	1,835
Weighted average LTIP units outstanding	747	665
Total weighted average shares and units outstanding - FFO and Core FFO	89,228	81,964

FFO per share and unit	$0.37	$0.31
Core FFO per share and unit	$0.37	$0.32

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Earnings (loss) per share - diluted	$0.08	$0.09
Impact of the difference in weighted average number of shares(1)	(0.03)	0.02
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.07	—
Add real estate depreciation and amortization	0.27	0.26
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.06	0.02
Subtract gain on sale of self storage properties	—	(0.01)
FFO attributable to subordinated performance unitholders	(0.08)	(0.07)
FFO per share and unit	0.37	0.31
Add acquisition costs	—	0.01
Core FFO per share and unit	$0.37	$0.32

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

There are material limitations to using a non-GAAP measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income (loss). We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues and net income (loss).
The following table presents a reconciliation of net income (loss) to NOI for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$12,940	$11,973
(Subtract) Add:
Management fees and other revenue	(4,893)	(2,161)
General and administrative expenses	10,766	8,306
Depreciation and amortization	24,349	21,368
Interest expense	13,211	9,635
Equity in losses of unconsolidated real estate ventures	2,102	52
Acquisition costs	157	180
Income tax expense	492	143
Gain on sale of self storage properties	—	(474)
Non-operating expense	98	84
Net Operating Income	$59,222	$49,106
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
We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). EBITDA and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues and net income (loss).
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net income	$12,940	$11,973
Add:
Depreciation and amortization	24,349	21,368
Company's share of unconsolidated real estate venture depreciation and amortization	5,457	1,377
Interest expense	13,211	9,635
Income tax expense	492	143
EBITDA	56,449	44,496
Add:
Acquisition costs	157	180
Gain on sale of self storage properties	—	(474)
Company's share of unconsolidated real estate venture loss on sale of properties	202	—
Equity-based compensation expense	1,112	867
Adjusted EBITDA	$57,920	$45,069

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
Cash Flows
At March 31, 2019, we had $15.9 million in cash and cash equivalents and $3.5 million of restricted cash, an increase in cash and cash equivalents of $2.7 million and an increase in restricted cash of $0.4 million from December 31, 2018. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $46.4 million for the three months ended March 31, 2019 compared to $33.9 million for the three months ended March 31, 2018, an increase of $12.5 million. Our operating cash flow increased primarily due to the 32 self storage properties that were acquired between April 1, 2018 and December 31, 2018 that generated cash flow for the entire three months ended March 31, 2019, and an additional 32 self storage properties acquired during the three months ended March 31, 2019. Because these 64 self storage properties were acquired after March 31, 2018, our operating results for the three months ended March 31, 2018 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for general and administrative expenses and interest expense.
Investing Activities
Cash used in investing activities was $143.7 million for the three months ended March 31, 2019 compared to $105.1 million for the three months ended March 31, 2018. The primary uses of cash for the three months ended March 31, 2019 were for our acquisition of 32 self storage properties for cash consideration of $139.6 million, capital expenditures of $4.2 million and deposits for potential acquisitions of $0.8 million partially offset by distributions received from our 2016 Joint Venture of $1.0 million. The primary uses of cash for the three months ended March 31, 2018 were for our acquisition of 25 self storage properties for cash consideration of $100.5 million, capital expenditures of $3.9 million, investments in our 2016 Joint Venture of $2.4 million and deposits for potential acquisitions of $0.3 million, partially offset by $2.0 million of proceeds from the sale of one self storage property.
Capital expenditures totaled $4.2 million and $3.9 million during the three months ended March 31, 2019 and 2018, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.

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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Recurring capital expenditures	$2,159	$1,258
Value enhancing capital expenditures	945	757
Acquisitions capital expenditures	1,993	1,917
Total capital expenditures	5,097	3,932
Change in accrued capital spending	(889)	(31)
Capital expenditures per statement of cash flows	$4,208	$3,901

Financing Activities
Cash provided by our financing activities was $100.4 million for the three months ended March 31, 2019 compared to $73.0 million for the three months ended March 31, 2018. Our sources of financing cash flows for the three months ended March 31, 2019 primarily consisted of $188.5 million of borrowings under our credit facility. Our primary uses of financing cash flows for the three months ended March 31, 2019 were for principal payments on existing debt of $51.8 million (which included $50.5 million of principal repayments under the Revolver and $1.3 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $17.0 million, distributions to common shareholders of $17.0 million and distributions to preferred shareholders of $2.6 million. Our sources of financing cash flows for the three months ended March 31, 2018 primarily consisted of $250.0 million of borrowings under our credit facility. Our primary uses of financing cash flows for the three months ended March 31, 2018 were for principal payments on existing debt of $145.2 million (which included $140.9 million of principal repayments under the Revolver, $3.1 million of fixed rate mortgage principal payoffs and $1.2 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $14.4 million, distributions to common shareholders of $14.1 million and distributions to preferred shareholders of $2.6 million.
Credit Facility and Term Loan Facilities
As of March 31, 2019, our credit facility provided for total borrowings of $1.0 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million Term Loan A, (iii) a $155.0 million Term Loan B, (iv) a $105.0 million Term Loan C and (v) a $125.0 million Term Loan D. The Revolver matures in May 2020; provided that we may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021, the Term Loan B matures in May 2022, the Term Loan C matures in February 2024 and the Term Loan D matures in January 2023. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity. As of March 31, 2019, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.3 billion.
We have the 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of March 31, 2019 the entire amount was outstanding under the 2023 Term

Loan Facility with an effective interest rate of 3.13%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We also have the 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of March 31, 2019 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
For a summary of our financial covenants and additional detail regarding our credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility please see Note 8 to the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
Equity Transactions
Issuance of Common Shares
During the three months ended March 31, 2019, after receiving notices of redemption from certain OP unitholders, we elected to issue 29,910 common shares to such holders in exchange for 29,910 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 32 properties acquired during the three months ended March 31, 2019, we issued $33.4 million of OP equity (consisting of 184,040 OP units, 158,199 Series A-1 preferred units and 904,073 subordinated performance units).
During the three months ended March 31, 2019, the Company issued 863,148 OP units upon conversion of 913,680 subordinated performance units and 13,475 DownREIT OP units upon conversion of 15,377 DownREIT subordinated performance units further described under "Subordinated Performance Units and DownREIT Subordinated Performance Units" in Note 3 in Item 1 of this Quarterly Report.
Dividends and Distributions
On February 21, 2019 our board of trustees declared a cash dividend and distribution, respectively, of $0.30 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2019. On February 21, 2019, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 Preferred Unit to shareholders and unitholders of record as of March 15, 2019. On March 13, 2019, our board of trustees declared cash distributions of $7.3 million, in aggregate, to subordinated performance unitholders of record as of March 15, 2019. Such dividends and distributions were paid on March 29, 2019.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of March 31, 2019, our operating partnership had an aggregate of $1,545.0 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of March 31, 2019, an aggregate of $144.0 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of March 31, 2019, we have not guaranteed any obligations of unconsolidated entities nor made any commitments to provide funding to any such entities that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of March 31, 2019, we had $352.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $3.5 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019 under the heading Item 1A. "Risk Factors" beginning on page 15, which is accessible on the SEC's website at www.sec.gov. During the three months ended March 31, 2019, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2019.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2019, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 29,910 common shares to satisfy redemption requests from certain limited partners.

On March 1, 2019, the operating partnership issued 125,098 OP units to unrelated third parties and 196,058 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, as partial consideration for the acquisition of self storage properties.
On March 4, 2019, the operating partnership issued 15,940 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, in exchange for cash in connection with the acquisition of self storage properties.
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
As of May 2, 2019, other than those OP units held by the Company, after reflecting the transactions described herein, 32,657,840 OP units of its operating partnership were outstanding (including 764,528 outstanding LTIP units in the operating partnership and 1,848,261 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2019, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares issued to them. The table below summarizes all of our repurchases of common shares during the quarter ended March 31, 2019:

Period	Total number of shares purchased		-	Total number of shares purchased as part of publicly announced plans or programs	Maximum numbers of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2019	2,596	(1)		n/a	n/a
February 1 - February 28, 2019	—			n/a	n/a
March 1 - March 31, 2019	—			n/a	n/a

(1) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $26.46 and is based on the closing price of our common shares as of January 1, 2019, the date of withholding.

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

3.5*	Articles Supplementary dated February 27, 2019 designating the Series A Preferred Shares of National Storage Affiliates Trust
4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

10.1*	Partnership Unit Designation of Series SO Class B OP Units of NSA OP, LP
10.2*	Partnership Unit Designation of Series MO Class B OP Units of NSA OP, LP
10.3*
Facilities Portfolio Management Agreement, dated January 1, 2019, by and among (i) NSA OP, LP, (ii) the property owners listed as "Owners" therein, (iii) the property owners listed as "Deferred Management Property Owners" therein, (iv) Southern Storage Management Systems, Inc., a Florida Corporation, and (v) Robert A. McIntosh and Peter V. Cowie, each an individual

10.4*
Facilities Portfolio Management Agreement, dated March 1, 2019, by and among (i) NSA OP, LP, (ii) the property owners listed as "Owners" therein, (iii) the property owners listed as "Deferred Management Property Owners" therein, (iv) Investment Real Estate Management, LLC, a Pennsylvania Limited Liability Company, and (v) John H. Gilliland, an individual

10.5
Sales Agreement dated February 27, 2019, by and among (i) National Storage Affiliates Trust, (ii) NSA OP, LP and (iii) the Agents listed therein (Exhibit 1.1 to the Form 8-K filed with the SEC on March 1, 2019, is incorporated herein by this reference)

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
101*
XBRL (Extensible Business Reporting Language). The following materials from NSA's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, tagged in XBRL: (i) condensed consolidated balance sheets; (ii) condensed consolidated statements of operations; (iii) condensed consolidated statements of comprehensive income (loss); (iv) condensed consolidated statement of changes in equity; (v) condensed consolidated statements of cash flows; and (vi) notes to condensed consolidated financial statements.

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
Date: May 3, 2019