Form 10-Q
period 2019-06-30
National Storage Affiliates Trust
filed 2019-08-02
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-37351
National Storage Affiliates Trust
(Exact name of Registrant as specified in its charter)

Maryland	46-5053858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8400 East Prentice Avenue, 9th Floor
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
Yes ☐  No ☒
As of August 1, 2019, 59,296,248 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Real estate
Self storage properties	$3,015,549	$2,637,723
Less accumulated depreciation	(289,886)	(246,261)
Self storage properties, net	2,725,663	2,391,462
Cash and cash equivalents	15,255	13,181
Restricted cash	4,498	3,182
Debt issuance costs, net	810	1,260
Investment in unconsolidated real estate ventures	233,295	245,125
Other assets, net	59,363	75,053
Operating lease right-of-use assets	22,971	—
Total assets	$3,061,855	$2,729,263
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,469,647	$1,278,102
Accounts payable and accrued liabilities	53,054	33,130
Operating lease liabilities	24,152	—
Deferred revenue	16,218	15,732
Total liabilities	1,563,071	1,326,964
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,685,680 and 6,900,000 issued and outstanding at June 30, 2019 and December 31, 2018, respectively, at liquidation preference	217,142	172,500
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 59,296,969 and 56,654,009 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	593	567
Additional paid-in capital	901,499	844,276
Distributions in excess of earnings	(156,192)	(114,122)
Accumulated other comprehensive (loss) income	(5,466)	13,618
Total shareholders' equity	957,576	916,839
Noncontrolling interests	541,208	485,460
Total equity	1,498,784	1,402,299
Total liabilities and equity	$3,061,855	$2,729,263

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Rental revenue	$87,175	$75,019	$170,030	$147,030
Other property-related revenue	3,128	2,549	5,952	4,870
Management fees and other revenue	5,116	2,155	10,009	4,316
Total revenue	95,419	79,723	185,991	156,216
OPERATING EXPENSES
Property operating expenses	27,190	25,184	53,647	50,410
General and administrative expenses	11,170	8,460	21,936	16,766
Depreciation and amortization	25,829	22,389	50,178	43,757
Total operating expenses	64,189	56,033	125,761	110,933
OTHER (EXPENSE) INCOME
Interest expense	(13,947)	(10,472)	(27,158)	(20,107)
Equity in (losses) earnings of unconsolidated real estate ventures	(1,646)	100	(3,748)	48
Acquisition costs	(305)	(150)	(462)	(330)
Non-operating expense	(169)	—	(267)	(84)
Gain (loss) on sale of self storage properties	2,814	(83)	2,814	391
Other expense	(13,253)	(10,605)	(28,821)	(20,082)
Income before income taxes	17,977	13,085	31,409	25,201
Income tax expense	(244)	(44)	(736)	(187)
Net income	17,733	13,041	30,673	25,014
Net income attributable to noncontrolling interests	(25,389)	(7,150)	(30,918)	(8,663)
Net (loss) income attributable to National Storage Affiliates Trust	(7,656)	5,891	(245)	16,351
Distributions to preferred shareholders	(3,257)	(2,587)	(5,845)	(5,175)
Net (loss) income attributable to common shareholders	$(10,913)	$3,304	$(6,090)	$11,176

Earnings (loss) per share - basic	$(0.19)	$0.07	$(0.11)	$0.22
Earnings (loss) per share - diluted	$(0.19)	$0.07	$(0.11)	$0.19

Weighted average shares outstanding - basic	57,543	50,486	57,101	50,393
Weighted average shares outstanding - diluted	57,543	50,486	57,101	100,492
Dividends declared per common share	$0.32	$0.29	$0.62	$0.57

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$17,733	$13,041	$30,673	$25,014
Other comprehensive (loss) income
Unrealized (loss) gain on derivative contracts	(19,075)	4,665	(27,114)	13,655
Reclassification of other comprehensive income to interest expense	(1,277)	(281)	(2,553)	(232)
Other comprehensive (loss) income	(20,352)	4,384	(29,667)	13,423
Comprehensive (loss) income	(2,619)	17,425	1,006	38,437
Comprehensive income attributable to noncontrolling interests	(18,029)	(8,834)	(20,160)	(13,838)
Comprehensive (loss) income attributable to National Storage Affiliates Trust	$(20,648)	$8,591	$(19,154)	$24,599

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2017	6,900,000	$172,500	50,284,934	$503	$711,467	$(55,729)	$12,282	$430,464	$1,271,487
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	22,403	22,403
Redemptions of OP units	—	—	145,334	1	1,921	—	51	(1,973)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(12,621)	—	(396)	13,017	—
Issuance of OP units	—	—	—	—	—	—	—	5	5
Equity-based compensation expense	—	—	—	—	70	—	—	797	867
Issuance of restricted common shares	—	—	12,311	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,848)	—	(75)	—	—	—	(75)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	191	191
Preferred share dividends	—	—	—	—	—	(2,588)	—	—	(2,588)
Common share dividends	—	—	—	—	—	(14,099)	—	—	(14,099)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(14,515)	(14,515)
Other comprehensive income	—	—	—	—	—	—	5,548	3,491	9,039
Net income	—	—	—	—	—	10,460	—	1,513	11,973
Balances, March 31, 2018	6,900,000	$172,500	50,438,731	$504	$700,762	$(61,956)	$17,485	$455,393	$1,284,688
Redemptions of OP units	—	—	101,248	1	1,305	—	36	(1,342)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(877)	—	(10)	887	—
Equity-based compensation expense	—	—	—	—	66	—	—	853	919
Vesting and forfeitures of restricted common shares, net	—	—	(404)	—	—	—	—	—	—
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	156	156

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Preferred share dividends	—	—	—	—	—	(2,587)	—	—	(2,587)
Common share dividends	—	—	—	—	—	(14,655)	—	—	(14,655)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,709)	(15,709)
Other comprehensive income	—	—	—	—	—	—	2,700	1,684	4,384
Net income	—	—	—	—	—	5,891	—	7,150	13,041
Balances, June 30, 2018	6,900,000	$172,500	50,539,575	$505	$701,256	$(73,307)	$20,211	$449,072	$1,270,237

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2018	6,900,000	$172,500	56,654,009	$567	$844,276	$(114,122)	$13,618	$485,460	$1,402,299
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	32,856	32,856
Redemptions of OP units	—	—	29,910	—	250	—	7	(257)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(5,385)	—	(182)	5,567	—
Equity-based compensation expense	—	—	—	—	90	—	—	1,022	1,112
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	5	5
Issuance of restricted common shares	—	—	18,218	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,451)	—	(69)	—	—	—	(69)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	139	139
Preferred share dividends	—	—	—	—	—	(2,588)	—	—	(2,588)
Common share dividends	—	—	—	—	—	(17,010)	—	—	(17,010)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17,181)	(17,181)
Other comprehensive loss	—	—	—	—	—	—	(5,917)	(3,398)	(9,315)
Net income	—	—	—	—	—	7,411	—	5,529	12,940
Balances, March 31, 2019	6,900,000	$172,500	56,698,686	$567	$839,162	$(126,309)	$7,526	$509,742	$1,403,188
Issuance of preferred shares, net of offering costs	1,785,680	44,642	—	—	(1,018)	—	—	—	43,624
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	15,515	15,515
Redemptions of OP units	—	—	224,618	2	1,839	—	28	(1,869)	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Issuance of common shares, net of offering costs	—	—	2,375,000	24	70,613	—	—	—	70,637
Effect of changes in ownership for consolidated entities	—	—	—	—	(9,179)	—	(28)	9,207	—
Issuance of OP units	—	—	—	—	—	—	—	8,540	8,540
Equity-based compensation expense	—	—	—	—	82	—	—	1,026	1,108
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	56	56
Vesting and forfeitures of restricted common shares, net	—	—	(1,335)	—	—	—	—	—	—
Preferred share dividends	—	—	—	—	—	(3,257)	—	—	(3,257)
Common share dividends	—	—	—	—	—	(18,970)	—	—	(18,970)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19,038)	(19,038)
Other comprehensive loss	—	—	—	—	—	—	(12,992)	(7,360)	(20,352)
Net (loss) income	—	—	—	—	—	(7,656)	—	25,389	17,733
Balances, June 30, 2019	8,685,680	$217,142	59,296,969	$593	$901,499	$(156,192)	$(5,466)	$541,208	$1,498,784

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$30,673	$25,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,178	43,757
Amortization of debt issuance costs	1,414	1,219
Amortization of debt discount and premium, net	(708)	(744)
Gain on sale of self storage properties	(2,814)	(391)
Equity-based compensation expense	2,220	1,786
Equity in losses (earnings) of unconsolidated real estate ventures	3,748	(48)
Distributions from unconsolidated real estate ventures	7,065	2,806
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	119	(916)
Accounts payable and accrued liabilities	2,893	1,863
Deferred revenue	(1,313)	(61)
Net Cash Provided by Operating Activities	93,475	74,285
INVESTING ACTIVITIES
Acquisition of self storage properties	(307,791)	(162,322)
Capital expenditures	(10,443)	(10,126)
Investments in and advances to unconsolidated real estate ventures	—	(2,390)
Distributions from unconsolidated real estate ventures	1,017	—
Deposits and advances for self storage property and other acquisitions	(175)	(18,286)
Expenditures for corporate furniture, equipment and other	(416)	(81)
Acquisition of interest in reinsurance company and related cash flows	(6,600)	—
Proceeds from sale of self storage properties	6,335	5,259
Net Cash Used In Investing Activities	(318,073)	(187,946)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	70,637	—
Proceeds from issuance of preferred shares	43,624	—
Borrowings under debt financings	499,000	438,500
Receipts for OP unit subscriptions	318	606
Principal payments under debt financings	(306,538)	(252,417)
Payment of dividends to common shareholders	(35,980)	(28,754)
Distributions to preferred shareholders	(5,845)	(5,175)
Distributions to noncontrolling interests	(36,080)	(29,918)
Debt issuance costs	(987)	(1,829)
Equity offering costs	(161)	(231)
Net Cash Provided By Financing Activities	227,988	120,782
Increase in Cash, Cash Equivalents and Restricted Cash	3,390	7,121
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	16,363	16,407
End of period	$19,753	$23,528

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$25,999	$18,981
Operating lease right-of-use assets on balance sheet due to implementation of leases standard	22,971	—
Operating lease liabilities on balance sheet due to implementation of leases standard	24,152	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
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
The Company owned 554 consolidated self storage properties in 29 states and Puerto Rico with approximately 33.8 million rentable square feet in approximately 269,000 storage units as of June 30, 2019. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern") and affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In").
As of June 30, 2019, the Company also managed through its property management platform an additional portfolio of 175 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.7 million rentable square feet, configured in approximately 104,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of June 30, 2019, in total, the Company operated and held ownership interests in 729 self storage properties located across 35 states and Puerto Rico with approximately 46.5 million rentable square feet in approximately 373,000 storage units.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Company's results of operations for the quarterly period ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future period.

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
As of June 30, 2019 and December 31, 2018, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $236.8 million and $240.4 million as of June 30, 2019 and December 31, 2018, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $137.4 million and $138.4 million as of June 30, 2019 and December 31, 2018, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended June 30, 2019 and 2018, the Company recognized $2.2 million and $1.8 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the six months ended June 30, 2019 and 2018, the Company recognized $4.3 million and $3.5 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the three months ended June 30, 2019 and 2018, the Company recognized retail sales of $0.5 million and $0.4 million, respectively, and during the six months ended June 30, 2019 and 2018, the Company recognized retail sales of $0.9 million and $0.8 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each are defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended June 30, 2019 and 2018, the

Company recognized property management fees, call center fees and platform fees of $3.2 million and $1.4 million, respectively, and during the six months ended June 30, 2019 and 2018, the Company recognized property management fees, call center fees and platform fees of $6.4 million and $2.7 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") in 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. As of June 30, 2019 and December 31, 2018, the Company had deferred revenue related to the acquisition fees of $3.7 million and $4.6 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended June 30, 2019 and 2018, the Company recognized acquisition fees of $0.5 million and $0.3 million, respectively, and during the six months ended June 30, 2019 and 2018, the Company recognized acquisition fees of $1.0 million and $0.6 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the three months ended June 30, 2019 and 2018, the Company recognized $1.2 million and $0.5 million, respectively, of revenue related to these activities and during the six months ended June 30, 2019 and 2018, the Company recognized $2.4 million and $1.0 million, respectively, of revenue related to these activities.
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
3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
At the Market ("ATM") Program
On February 27, 2019, the Company entered into a sales agreement with certain sales agents, pursuant to which the Company may sell from time to time up to $250.0 million of the Company's common of beneficial interest, $0.01 par value per share ("common shares") and 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A preferred shares") in sales deemed to be "at the market" offerings. The sales agreement contemplates that, in addition to the issuance and sale by the Company of offered shares to or through the sale agents, the Company may enter into separate forward sale agreements with any forward purchaser. Forward sale agreements, if any, will include only the Company's common shares and will not include any Series A preferred shares. If the Company enters into a forward sale agreement with any forward purchaser, such forward purchaser will attempt to borrow from third parties and sell, through the related agent, acting as sales agent for such forward purchaser (each, a "forward seller"), offered shares, in an amount equal to the offered shares subject to such forward sale agreement, to hedge such forward purchaser’s exposure under such forward sale agreement. The Company may offer the common shares and Series A preferred shares through the agents, as the Company's sales agents, or, as applicable, as forward seller, or directly to the agents or forward sellers, acting as principals, by means of, among others, ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.
During the three and six months ended June 30, 2019, the Company sold 2,375,000 of its common shares through the ATM program at an average offering price of $30.06 per share, resulting in net proceeds to the Company of approximately $70.6 million, after deducting compensation payable by the Company to such agents and offering expenses. In addition, during the three and six months ended June 30, 2019, the Company sold 1,785,680 of its Series A preferred shares through the ATM program at an average offering price of $24.84 per share, resulting in net proceeds to the Company of approximately $43.6 million, after deducting compensation payable by the Company to such agents and offering expenses.
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

As of June 30, 2019 and December 31, 2018, units reflecting noncontrolling interests consisted of the following:

	June 30, 2019	December 31, 2018
Series A-1 preferred units	684,421	343,719
OP units	30,491,509	28,874,103
Subordinated performance units	10,932,635	10,749,475
LTIP units	756,267	931,671
DownREIT units
DownREIT OP units	1,848,261	1,834,786
DownREIT subordinated performance units	4,371,622	4,386,999
Total	49,084,715	47,120,753

Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A preferred shares or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The increase in Series A-1 preferred units outstanding from December 31, 2018 to June 30, 2019 was due to the issuance of Series A-1 preferred units in connection with the acquisition of self storage properties.
OP Units and DownREIT OP units
OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for the Company's common shares on a one-for-one basis, and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case. The holders of OP units are generally not entitled to elect redemption until one year after the issuance of the OP units. The holders of DownREIT OP units are generally not entitled to elect redemption until five years after the date of the contributor's initial contribution.
The increase in OP Units outstanding from December 31, 2018 to June 30, 2019 was due to the issuance of 863,148 OP units related to the voluntary conversions of 913,680 subordinated performance units (as discussed further below), the issuance of 343,657 OP units in connection with the acquisition of self storage properties, 379,617 LTIP units which were converted into OP units and the issuance of 285,512 OP units in connection with the acquisition of an interest in a tenant reinsurance company and related cash flows, as discussed in Note 10, partially offset by the redemption of 254,528 OP units for common shares.
The increase in DownREIT OP units outstanding from December 31, 2018 to June 30, 2019 was due to the issuance of 13,475 DownREIT OP units related to the conversion of 15,377 DownREIT subordinated performance units (as discussed further below).
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
The increase in subordinated performance units outstanding from December 31, 2018 to June 30, 2019 was due to the issuance of 1,096,840 subordinated performance units for co-investment by certain of the Company's PROs in connection with the acquisition of self storage properties partially offset by the voluntary conversion of 913,680 subordinated performance units into 863,148 OP units.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2018 to June 30, 2019 was due to the conversion of 15,377 DownREIT subordinated performance units into 13,475 DownREIT OP units.
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
The decrease in LTIP units outstanding from December 31, 2018 to June 30, 2019 was due to the conversion of 379,617 LTIP units into OP units partially offset by the issuance of 204,213 compensatory LTIP units to employees, trustees and consultants, net of forfeitures.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Land	$640,052	$583,455
Buildings and improvements	2,369,152	2,048,281
Furniture and equipment	6,345	5,987
Total self storage properties	3,015,549	2,637,723
Less accumulated depreciation	(289,886)	(246,261)
Self storage properties, net	$2,725,663	$2,391,462

Depreciation expense related to self storage properties amounted to $22.7 million and $18.9 million during the three months ended June 30, 2019 and 2018, respectively, and $44.2 million and $36.9 million during the six months ended June 30, 2019 and 2018, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of June 30, 2019, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 103 self storage properties containing approximately 7.7 million rentable square feet, configured in over 63,000 storage units and located across 17 states.
2016 Joint Venture
As of June 30, 2019, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 72 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.

During the six months ended June 30, 2019, the 2016 Joint Venture sold to the Company one self storage property for a gross sales price of $4.1 million. See Note 10 for additional details about the Company's acquisition of the self storage property from the 2016 Joint Venture.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
ASSETS
Self storage properties, net	$1,863,002	$1,894,412
Other assets	29,489	50,915
Total assets	$1,892,491	$1,945,327
LIABILITIES AND EQUITY
Debt financing	$947,493	$956,357
Other liabilities	19,973	16,516
Equity	925,025	972,454
Total liabilities and equity	$1,892,491	$1,945,327

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,
	2019	2018
Total revenue	$40,858	$15,196
Property operating expenses	12,544	5,000
Net operating income	28,314	10,196
Supervisory, administrative and other expenses	(2,706)	(1,072)
Depreciation and amortization	(21,888)	(5,527)
Interest expense	(9,941)	(2,928)
Acquisition and other expenses	(419)	(275)
Net (loss) income	$(6,640)	$394

	Six Months Ended June 30,
	2019	2018
Total revenue	$80,653	$30,002
Property operating expenses	25,088	10,293
Net operating income	55,565	19,709
Supervisory, administrative and other expenses	(5,359)	(2,129)
Depreciation and amortization	(43,714)	(11,034)
Interest expense	(19,961)	(5,827)
Loss on sale of self storage properties	(806)	—
Acquisition and other expenses	(827)	(537)
Net (loss) income	$(15,102)	$182

The combined condensed operating information in the tables above only includes information for the 2018 Joint Venture following the acquisition of the Initial 2018 JV Portfolio in September 2018.

6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 56 self storage properties with an estimated fair value of $379.9 million during the six months ended June 30, 2019. Of these acquisitions, 21 self storage properties with an estimated fair value of $145.5 million were acquired by the Company from its PROs and one self storage property with an estimated fair value of $4.1 million was acquired by the Company from the 2016 Joint Venture. The 56 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $2.6 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $9.2 million, resulting in a total fair value of $370.7 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the six months ended June 30, 2019 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2019	32	$160,531	$33,356	$674	$194,561
June 30, 2019	24	168,442	15,515	1,378	185,335
Total	56	$328,973	$48,871	$2,052	$379,896

(1)	Value of OP equity represents the fair value of Series A-1 preferred units, OP units and subordinated performance units.
Dispositions
During the six months ended June 30, 2019, the Company sold one self storage property to an unrelated third party. The gross sales price was $6.5 million and the Company recognized $2.8 million of gain on the sale.
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	June 30, 2019	December 31, 2018
Customer in-place leases, net of accumulated amortization of $5,568 and $5,090, respectively	$8,029	$4,063
Receivables:
Trade, net	3,374	3,402
PROs and other affiliates	1,664	2,027
Receivables from unconsolidated real estate ventures	4,454	4,573
Property acquisition and other deposits	275	20,977
Interest rate swaps	2,186	16,164
Prepaid expenses and other	5,444	4,266
Corporate furniture, equipment and other, net	1,704	1,574
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $1,918 and $1,564, respectively	8,703	9,057
Tenant reinsurance intangible, net of accumulated amortization of less than $100	14,580	—
Goodwill	5,750	5,750
Total	$59,363	$75,053

Amortization expense related to customer in-place leases amounted to $2.8 million and $3.3 million for the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $6.3 million during the six months ended June 30, 2019 and 2018, respectively. Amortization expense related to the management contract amounted to $0.2 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $0.4 million and $0.4 million during the six months ended June 30, 2019 and 2018, respectively. Amortization expense related to the tenant reinsurance intangible amounted to less than $0.1 million for the three and six months ended June 30, 2019.
8. DEBT FINANCING
The Company's outstanding debt as of June 30, 2019 and December 31, 2018 is summarized as follows (dollars in thousands):

	Interest Rate(1)	June 30, 2019	December 31, 2018
Credit Facility:
Revolving line of credit	3.80%	$234,500	$139,500
Term loan A	2.91%	235,000	235,000
Term loan B	2.94%	155,000	155,000
Term loan C	3.71%	105,000	105,000
Term loan D	3.79%	125,000	125,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	—
Fixed rate mortgages payable	4.18%	265,601	268,138
Total principal		1,470,101	1,277,638
Unamortized debt issuance costs and debt premium, net		(454)	464
Total debt		$1,469,647	$1,278,102

(1)
Represents the effective interest rate as of June 30, 2019. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

As of June 30, 2019, the Company's unsecured credit facility provided for total borrowings of $1.020 billion consisting of the following components: (i) a $400.0 million revolving line of credit (the "Revolver"), (ii) a tranche A term loan facility (the "Term Loan A"), which provides for a total borrowing commitment of up to $235.0 million, (iii) a tranche B term loan facility (the "Term Loan B"), which provides for a total borrowing commitment of up to $155.0 million, (iv) a tranche C term loan facility (the "Term Loan C"), which provides for a total borrowing commitment of up to $105.0 million and (v) a tranche D term loan facility, (the "Term Loan D" and together with the Revolver, the Term Loan A, Term Loan B and Term Loan C, the "credit facility"), which provides for a total borrowing commitment of up to $125.0 million. The Company has an expansion option under the credit facility, which, if exercised in full, would provide for a total borrowing capacity under the credit facility of $1.3 billion.
As of June 30, 2019, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $159.8 million while remaining in compliance with the credit facility's financial covenants. At June 30, 2019, the Company was in compliance with all such covenants.
As discussed in Note 14, on July 29, 2019, the Company entered into a second amended and restated credit agreement with a syndicated group of lenders to increase the total borrowing capacity under the credit facility by $255.0 million for a total credit facility of $1.275 billion.
2029 Term Loan Facility
On April 24, 2019, the Company entered into a credit agreement with BMO Harris Bank N.A. to make available an unsecured term loan facility that matures in April 2029 (the "2029 Term Loan Facility") in an aggregate amount of $100.0 million. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date.

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
2029 And 2031 Senior Unsecured Notes
As discussed in Note 14, on July 30, 2019, the Company's operating partnership entered into an agreement to issue $100.0 million of 3.98% senior unsecured notes due August 30, 2029 and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 in a private placement to certain institutional accredited investors.
Future Debt Obligations
Based on existing debt agreements in effect as of June 30, 2019, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2019	$2,590	$(239)	$2,351
2020	273,897	(816)	273,081
2021	242,603	(894)	241,709
2022	159,205	(556)	158,649
2023	377,049	(166)	376,883
2024	126,964	162	127,126
Thereafter	287,793	2,055	289,848
	$1,470,101	$(454)	$1,469,647

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2019 and 2018, (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$17,733	$13,041	$30,673	$25,014
Net income attributable to noncontrolling interests	(25,389)	(7,150)	(30,918)	(8,663)
Net (loss) income attributable to National Storage Affiliates Trust	(7,656)	5,891	(245)	16,351
Distributions to preferred shareholders	(3,257)	(2,587)	(5,845)	(5,175)
Distributed and undistributed earnings allocated to participating securities	(9)	(7)	(18)	(14)
Net (loss) income attributable to common shareholders - basic	$(10,922)	$3,297	$(6,108)	$11,162
Effect of assumed conversion of dilutive securities	—	—	—	8,356
Net (loss) income attributable to common shareholders - diluted	$(10,922)	$3,297	$(6,108)	$19,518

Denominator
Weighted average shares outstanding - basic	57,543	50,486	57,101	50,393
Effect of dilutive securities:
Weighted average OP units outstanding	—	—	—	29,060
Weighted average DownREIT OP unit equivalents outstanding	—	—	—	1,835
Weighted average LTIP units outstanding	—	—	—	323
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	—	—	18,881
Weighted average shares outstanding - diluted	57,543	50,486	57,101	100,492

Earnings (loss) per share - basic	$(0.19)	$0.07	$(0.11)	$0.22
Earnings (loss) per share - diluted	$(0.19)	$0.07	$(0.11)	$0.19

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and six months ended June 30, 2019, 448,089 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three and six months ended June 30, 2019, 224,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three and six months ended June 30, 2019, and the three months ended June 30, 2018, potential common shares totaling 54.0 million, 53.2 million and 50.6 million, respectively, related to OP units, DownREIT OP units, subordinated performance units and DownREIT subordinated performance units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended June 30, 2019 and 2018, the Company incurred $4.9 million and $4.2 million, respectively, for supervisory and administrative fees to the PROs and during the six months ended June 30, 2019 and 2018, the Company incurred $9.6 million and $8.2 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended June 30, 2019 and 2018, the Company incurred $7.9 million and $7.2 million, respectively, for payroll and related costs reimbursable to these PROs and for the six months ended June 30, 2019 and 2018, the Company incurred $15.7 million and $14.5 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended June 30, 2019 and 2018, the Company incurred $0.3 million and $0.1 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs and during the six months ended June 30, 2019 and 2018, the Company incurred $0.6 million and $0.3 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the six months ended June 30, 2019, the Company acquired one self storage property from the 2016 Joint Venture for $4.1 million.
Acquisition of Interest in Reinsurance Company and Related Cash Flows
On June 1, 2019, the Company, as acquiror, and Ground Up Development LLC ("Ground Up"), an affiliate of SecurCare and of the Company's chairman and chief executive officer, Arlen D. Nordhagen, entered into a Contribution and Purchase Agreement (the "Ground Up Contribution Agreement") whereby the Company acquired Ground Up’s ownership interest (approximately 5.5%) in SBOA TI Reinsurance Ltd. (the "Reinsurance Company"), a Cayman Islands exempted company. The Reinsurance Company provides reinsurance for a self storage tenant insurance program issued by a licensed insurance company, whereby tenants of the Company's self storage facilities and tenants of other operators participating in the program can purchase insurance to cover damage or destruction to their personal property while stored at such facilities. The Company will now be entitled to receive its share of distributions of any profits generated by the Reinsurance Company, depending on actual losses incurred by the program. As part of the transaction, the Company also acquired the rights to the access fees previously earned by Ground Up associated with the tenant insurance-related arrangements. For NSA properties managed by SecurCare, in addition to the tenant insurance revenues the Company already receives directly from the program insurer, the Company will now be entitled to receive these additional access fees.
The consideration paid for the interest in the Reinsurance Company was $15.1 million, which consisted of $6.6 million of cash and 285,512 OP units totaling $8.5 million. Of the total consideration transferred, Arlen D. Nordhagen received $2.2 million of cash and 95,170 OP Units totaling approximately $2.8 million. The Ground Up Contribution Agreement contains customary representations, warranties, covenants and agreements of the Company and Ground Up.
The Company allocated the total purchase price to the estimated fair value of the assets acquired, consisting of $0.5 million of equity interest in the Reinsurance Company and $14.6 million as an intangible related to the acquired access fees and rights to control the tenant insurance-related arrangements. These assets are reported in other assets, net in the Company's condensed consolidated balance sheets. The intangible asset is amortized on a straight-line basis over 25 years, which approximates the weighted average remaining useful life of the SecurCare-managed properties, and is recorded in depreciation and amortization expense in the Company's condensed consolidated statements of operations.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2017	$12,414
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(232)
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	13,655
Fair value at June 30, 2018	$25,837

Fair value at December 31, 2018	$14,195
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(2,553)
Unrealized losses on interest rate swaps included in accumulated other comprehensive income	(27,114)
Fair value at June 30, 2019	$(15,472)

As of June 30, 2019 and December 31, 2018, the Company had outstanding interest rate swaps with aggregate notional amounts of $970.0 million and $795.0 million, respectively, designated as cash flow hedges. As of June 30, 2019, the Company's swaps had a weighted average remaining term of approximately 4.6 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at June 30, 2019 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $0.6 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.92% weighted average fixed rate under these interest rate swaps, the Company will benefit from net cash payments due from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the six months ended June 30, 2019 and 2018. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of June 30, 2019, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at June 30, 2019 and December 31, 2018, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at June 30, 2019 and December 31, 2018 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $265.6 million as of June 30, 2019 with a fair value of approximately $283.0 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.39%, compared to the weighted average contractual interest rate of 4.84%. The combined principal balance of the Company's fixed rate mortgages was approximately $268.1 million as of December 31, 2018 with a fair value of approximately $276.5 million. In determining the fair value as of December 31, 2018, the Company estimated a weighted average market interest rate of approximately 4.17%, compared to the weighted average contractual interest rate of 4.85%.
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
Real Estate Leasehold Interests
The Company has seven properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 15 to 73 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying condensed consolidated statements of operations and amounted to $0.4 million and $0.4 million for the three months ended June 30, 2019 and 2018, respectively, and $0.8 million and $0.8 million for the six months ended June 30, 2019 and 2018, respectively.
Office Leases
The Company has entered into non-cancelable lease agreements for its corporate office space with remaining lease terms ranging from three to seven years. Rent expense related to these office leases is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and amounted to $0.1 million and less than $0.1 million for the three months ended June 30, 2019 and 2018, respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2019 and 2018, respectively.
The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of June 30, 2019 are as follows:

June 30, 2019
Weighted-average remaining lease term
Real estate leasehold interests	29 years
Office leases	7 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.9%
Office leases	4.1%

As of June 30, 2019, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
Remainder of 2019	$670	$116	$786
2020	1,385	286	1,671
2021	1,410	387	1,797
2022	1,425	381	1,806
2023	1,431	346	1,777
2024 through 2092	36,728	1,043	37,771
Total lease payments	$43,049	$2,559	$45,608
Less imputed interest	(21,091)	(365)	(21,456)
Total	$21,958	$2,194	$24,152

As of December 31, 2018, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
Remainder of 2019	$1,334	$345	$1,679
2020	1,379	398	1,777
2021	1,404	387	1,791
2022	1,419	381	1,800
2023	1,424	346	1,770
2024 through 2092	36,074	1,073	37,147
Total lease payments	$43,034	$2,930	$45,964

14. SUBSEQUENT EVENTS
2029 And 2031 Senior Unsecured Notes
On July 30, 2019, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "Note Purchase Agreement") which provides for the private placement of $100.0 million of 3.98% senior unsecured notes due August 30, 2029 (the "2029 Notes") and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 (the "2031 Notes" and together with the 2029 Notes the "Senior Unsecured Notes") to certain institutional accredited investors. The Senior Unsecured Notes are governed by the Note Purchase Agreement and the sale and purchase of the Senior Unsecured Notes is expected to occur on August 30, 2019, subject to customary closing conditions.
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2020. The Senior Unsecured Notes are senior unsecured obligations of the Company and will be jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors, upon issuance. The Senior Unsecured Notes rank pari passu with the amended credit facility, the 2023 Term Loan Facility, 2028 Term Loan Facility, and the 2029 Term Loan Facility. The Note Purchase Agreement contains financial covenants that are substantially similar to those described under the heading "Credit Facility Amendment" below. In addition, the terms of the Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.

Credit Facility Amendment
 On July 29, 2019, the operating partnership, as borrower, the Company, and certain of the operating partnership's subsidiaries, as subsidiary guarantors, entered into a second amended and restated credit agreement with a syndicated group of lenders, which extended the maturities, enhanced the terms in line with the current market and increased the total borrowing capacity under the credit facility by $255.0 million for a total credit facility of $1.275 billion (the "amended credit facility"). The amended credit facility consists of the following components: (i) a Revolver which provides for a total borrowing commitment up to $500.0 million, whereby the Company may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C, and (v) a $175.0 million Term Loan D. The Company has an expansion option under the amended credit facility, which if exercised in full, would provide for a total borrowing capacity under the amended credit facility of $1.750 billion.
The Revolver matures in January 2024; provided that the Company may elect to extend the maturity to June 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025 and the Term Loan D matures in July 2026. The amended credit facility is not subject to any scheduled reduction or amortization payments prior to maturity.
Interest rates applicable to loans under the amended credit facility are determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the amended credit facility are leverage based and range from 1.15% to 2.20% for LIBOR loans and 0.15% to 1.20% for base rate loans; provided that after such time as the Company achieves an investment grade rating as defined in the amended credit facility, the Company may elect (but is not required to elect) (a "credit rating pricing election") that the amended credit facility be subject to applicable margins ranging from 0.78% to 2.25% for LIBOR loans and 0.00% to 1.25% for base rate loans. The Company is also required to pay usage based fees ranging from 0.15% to 0.20% with respect to the unused portion of the Revolver; provided that if the Company makes a credit rating pricing election as defined in the amended credit facility, the Company will be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees.
On July 29, 2019, the Company entered into interest rate swap agreements which together with the Company's existing interest rate swap agreements, fix the interest rates through maturity for the Term Loan A, Term Loan B, Term Loan C and Term Loan D. As of August 1, 2019, the Term Loan A, Term Loan B, Term Loan C and Term Loan D had effective interest rates of 3.74%, 2.91%, 2.80% and 3.57%, respectively.
As of July 29, 2019, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $395.5 million while remaining in compliance with the amended credit facility's financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the amended credit facility:

•
Maximum total leverage ratio not to exceed 60%, provided, however, the Company is permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the amended credit facility) occurs

•Minimum fixed charge coverage ratio of at least 1.5x

•
Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%, provided, however, the Company shall be permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the amended credit facility) occurs

•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
On July 29, 2019, the financial covenants and certain other terms of each of the 2023 Term Loan Facility, 2028 Term Loan Facility, and the 2029 Term Loan Facility were amended to make such terms substantially similar to those in the amended credit facility.
In addition, the terms of the amended credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.

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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019 (the "Annual Report"), and the other documents we file from time to time with the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

Our PROs
The Company had ten PROs as of June 30, 2019: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern and Moove In. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of June 30, 2019, we owned a geographically diversified portfolio of 554 self storage properties, located in 29 states and Puerto Rico, comprising approximately 33.8 million rentable square feet, configured in approximately 269,000 storage units. Of these properties, 267 were acquired by us from our PROs, 286 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the six months ended June 30, 2019, we acquired 56 self storage properties for $379.9 million, comprising approximately 3.5 million rentable square feet, configured in approximately 27,000 storage units. Of these acquisitions, 21 were acquired from our PROs, 34 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2018 Joint Venture
As of June 30, 2019, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.7 million rentable square feet, configured in approximately 63,000 storage units and located across 17 states.
2016 Joint Venture
As of June 30, 2019, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 72 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the six months ended June 30, 2019, our 2016 Joint Venture sold to the Company one self storage property for $4.1 million, comprising less than 0.1 million rentable square feet, configured in approximately 300 storage units.
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
As of June 30, 2019, our property management platform managed and controlled 40 of our consolidated properties in select markets in California, Illinois, Kansas, Maryland, Missouri, Ohio, Texas and Virginia.

Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 56 self storage properties during the six months ended June 30, 2019 and 57 self storage properties during the year ended December 31, 2018. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of June 30, 2019, our same store portfolio consisted of 439 consolidated self storage properties.
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
Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
Net income was $17.7 million for the three months ended June 30, 2019, compared to $13.0 million for the three months ended June 30, 2018, an increase of $4.7 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 76 self storage properties acquired between July 1, 2018 and June 30, 2019, same store NOI growth and gain on the sale of self storage properties partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses and losses from our unconsolidated real estate ventures. For a description of NOI, see "Non-GAAP Financial measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Rental revenue
Same store portfolio	$71,481	$68,366	$3,115
Non-same store portfolio	15,694	4,691	11,003
Effect of bad debt expense classification resulting from adoption of leasing standard	—	1,962	(1,962)
Total rental revenue	87,175	75,019	12,156
Other property-related revenue
Same store portfolio	2,580	2,404	176
Non-same store portfolio	548	145	403
Total other property-related revenue	3,128	2,549	579
Property operating expenses
Same store portfolio	22,053	21,462	591
Non-same store portfolio	5,137	1,760	3,377
Effect of bad debt expense classification resulting from adoption of leasing standard	—	1,962	(1,962)
Total property operating expenses	27,190	25,184	2,006
Net operating income
Same store portfolio	52,008	49,308	2,700
Non-same store portfolio	11,105	3,076	8,029

	Three Months Ended June 30,
	2019	2018	Change
Total net operating income	63,113	52,384	10,729
Management fees and other revenue	5,116	2,155	2,961
General and administrative expenses	(11,170)	(8,460)	(2,710)
Depreciation and amortization	(25,829)	(22,389)	(3,440)
Other (expense) income
Interest expense	(13,947)	(10,472)	(3,475)
Equity in (losses) earnings of unconsolidated real estate ventures	(1,646)	100	(1,746)
Acquisition costs	(305)	(150)	(155)
Non-operating expense	(169)	—	(169)
Gain (loss) on sale of self storage properties	2,814	(83)	2,897
Other expense	(13,253)	(10,605)	(2,648)
Income before income taxes	17,977	13,085	4,892
Income tax expense	(244)	(44)	(200)
Net income	17,733	13,041	4,692
Net income attributable to noncontrolling interests	(25,389)	(7,150)	(18,239)
Net (loss) income attributable to National Storage Affiliates Trust	(7,656)	5,891	(13,547)
Distributions to preferred shareholders	(3,257)	(2,587)	(670)
Net (loss) income attributable to common shareholders	$(10,913)	$3,304	$(14,217)
Total Revenue
Our total revenue increased by $15.7 million, or 19.7%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase was primarily attributable to incremental revenue from 76 self storage properties acquired between July 1, 2018 and June 30, 2019, regular rental increases for in-place tenants, and an increase in total portfolio occupancy from 88.9% for the three months ended June 30, 2018 to 89.1% for the three months ended June 30, 2019. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $12.2 million, or 16.2%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. As discussed in Note 2 in Item 1, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, $2.0 million of activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $2.0 million of activity related to uncollectible accounts as a reduction to same store and non-same store rental revenue for the three months ended June 30, 2018. The increase in rental revenue was due to a $11.0 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $8.7 million from 52 self storage properties acquired between July 1, 2018 and March 31, 2019, and $1.6 million from 24 self storage properties acquired during the three months ended June 30, 2019. Same store portfolio rental revenues increased $3.1 million, or 4.6%, due to a 3.8% increase, from $11.38 to $11.81, in annualized same store rental revenue divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants and fees and an increase in average occupancy from 89.2% for the three months ended June 30, 2018 to 89.6% for the three months ended June 30, 2019.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $0.6 million, or 22.7%, for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018. This increase primarily resulted from a $0.4 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.3 million from 52 self storage properties acquired between July 1, 2018 and March 31, 2019 and less than $0.1 million from 24 properties acquired during the three months ended June 30, 2019.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $5.1 million for the three months ended June 30, 2019, compared to $2.2 million for the three months ended June 30, 2018, an increase of $2.9 million. This increase was primarily attributable to incremental fees earned from the 2018 Joint Venture following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Property Operating Expenses
Property operating expenses were $27.2 million for the three months ended June 30, 2019 compared to $25.2 million for the three months ended June 30, 2018, an increase of $2.0 million, or 8.0%. As discussed in Note 2 in Item 1, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, $2.0 million of activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $2.0 million of activity related to uncollectible accounts as a reduction to same store and non-same store property operating expenses for the three months ended June 30, 2018. The increase in property operating expenses resulted from a $3.4 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $2.6 million from 52 self storage properties acquired between July 1, 2018 and March 31, 2019, and $0.5 million from 24 self storage properties acquired during the three months ended June 30, 2019.
General and Administrative Expenses
General and administrative expenses increased $2.7 million, or 32.0%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $0.7 million primarily as a result of incremental fees related to the 76 self storage properties we acquired between July 1, 2018 and June 30, 2019, salaries and benefits of $0.6 million, equity-based compensation expense of $0.2 million and costs related to our property management platform of $0.8 million.
Depreciation and Amortization
Depreciation and amortization increased $3.4 million, or 15.4%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. This increase was primarily attributable to incremental depreciation expense related to the 76 self storage properties we acquired between July 1, 2018 and June 30, 2019, partially offset by a decrease in amortization of customer in-place leases from $3.3 million for the three months ended June 30, 2018 to $2.8 million for the three months ended June 30, 2019.
Interest Expense
Interest expense increased $3.5 million, or 33.2%, for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase in interest expense was primarily attributable to higher outstanding borrowings under the Revolver and $175.0 million of additional term loan borrowings subsequent to June 30, 2018.
Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of losses and earnings incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended June 30, 2019, we recorded $1.6 million of equity in losses from our unconsolidated real estate ventures compared to $0.1 million of earnings for the three months ended June 30, 2018. This was primarily the result of incremental losses from our 2018 Joint Venture driven by real estate depreciation and amortization of customer in-place leases following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.

Gain (Loss) On Sale of Self Storage Properties
Gain on sale of self storage properties was $2.8 million for the three months ended June 30, 2019 compared to a loss on sale of self storage properties of $0.1 million for the three months ended June 30, 2018. During the three months ended June 30, 2019, we sold one self storage property to an unrelated third party for gross proceeds of $6.5 million and during the three months ended June 30, 2018, we sold one self storage property to an unrelated third party for gross proceeds of $3.3 million.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $25.4 million for the three months ended June 30, 2019, compared to $7.2 million for the three months ended June 30, 2018.
Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
Net income was $30.7 million for the six months ended June 30, 2019, compared to $25.0 million for the six months ended June 30, 2018, an increase of $5.7 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 76 self storage properties acquired between July 1, 2018 and June 30, 2019, same store NOI growth and gain on the sale of self storage properties partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses and losses from our unconsolidated real estate ventures.
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 (dollars in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Rental revenue
Same store portfolio	$141,416	$135,074	$6,342
Non-same store portfolio	28,614	8,019	20,595
Effect of bad debt expense classification resulting from adoption of leasing standard	—	3,937	(3,937)
Total rental revenue	170,030	147,030	23,000
Other property-related revenue
Same store portfolio	4,954	4,671	283
Non-same store portfolio	998	199	799
Total other property-related revenue	5,952	4,870	1,082
Property operating expenses
Same store portfolio	44,336	43,547	789
Non-same store portfolio	9,311	2,926	6,385
Effect of bad debt expense classification resulting from adoption of leasing standard	—	3,937	(3,937)
Total property operating expenses	53,647	50,410	3,237
Net operating income
Same store portfolio	102,034	96,198	5,836
Non-same store portfolio	20,301	5,292	15,009
Total net operating income	122,335	101,490	20,845
Management fees and other revenue	10,009	4,316	5,693

	Six Months Ended June 30,
	2019	2018	Change
General and administrative expenses	(21,936)	(16,766)	(5,170)
Depreciation and amortization	(50,178)	(43,757)	(6,421)
Other (expense) income
Interest expense	(27,158)	(20,107)	(7,051)
Equity in (losses) earnings of unconsolidated real estate ventures	(3,748)	48	(3,796)
Acquisition costs	(462)	(330)	(132)
Non-operating expense	(267)	(84)	(183)
Gain on sale of self storage properties	2,814	391	2,423
Other expense	(28,821)	(20,082)	(8,739)
Income before income taxes	31,409	25,201	6,208
Income tax expense	(736)	(187)	(549)
Net income	30,673	25,014	5,659
Net income attributable to noncontrolling interests	(30,918)	(8,663)	(22,255)
Net (loss) income attributable to National Storage Affiliates Trust	(245)	16,351	(16,596)
Distributions to preferred shareholders	(5,845)	(5,175)	(670)
Net (loss) income attributable to common shareholders	$(6,090)	$11,176	$(17,266)
Total Revenue
Our total revenue increased by $29.8 million, or 19.1%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase was primarily attributable to incremental revenue from 76 self storage properties acquired between July 1, 2018 and June 30, 2019, regular rental increases for in-place tenants, and an increase in total portfolio occupancy from 88.1% for the six months ended June 30, 2018 to 88.2% for the six months ended June 30, 2019.
Rental Revenue
Rental revenue increased by $23.0 million, or 15.6%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. As discussed in Note 2 in Item 1, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, $3.9 million of activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $3.9 million of activity related to uncollectible accounts as a reduction to same store and non-same store rental revenue for the six months ended June 30, 2018. The increase in rental revenue was due to a $20.6 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $8.2 million from 20 self storage properties that were acquired between July 1, 2018 and December 31, 2018, and $9.7 million from 56 self storage properties acquired during the six months ended June 30, 2019. Same store portfolio rental revenues increased $6.3 million, or 4.7%, due to a 4.0% increase, from $11.36 to $11.82, in average annualized rental revenue per occupied square foot, driven primarily by increased contractual lease rates for in-place tenants and fees and an increase in average occupancy from 88.3% for the six months ended June 30, 2018 to 88.7% for the six months ended June 30, 2019.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $1.1 million, or 22.2%, for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. This increase primarily resulted from a $0.8 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.3 million from 20 self storage properties that were acquired between July 1, 2018 and December 31, 2018, and $0.3 million from 56 properties acquired during the six months ended June 30, 2019.

Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $10.0 million for the six months ended June 30, 2019, compared to $4.3 million for the six months ended June 30, 2018, an increase of $5.7 million. This increase was primarily attributable to incremental fees earned from the 2018 Joint Venture following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Property Operating Expenses
Property operating expenses were $53.6 million for the six months ended June 30, 2019 compared to $50.4 million for the six months ended June 30, 2018, an increase of $3.2 million, or 6.4%. As discussed in Note 2 in Item 1, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, $3.9 million of activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $3.9 million of activity related to uncollectible accounts as a reduction to same store and non-same store property operating expenses for the six months ended June 30, 2018. The increase in property operating expenses resulted from a $6.4 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $2.3 million from 20 self storage properties that were acquired between July 1, 2018 and December 31, 2018, and $3.0 million from 56 self storage properties acquired during the six months ended June 30, 2019.
General and Administrative Expenses
General and administrative expenses increased $5.2 million, or 30.8%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $1.4 million primarily as a result of incremental fees related to the 76 self storage properties we acquired between July 1, 2018 and June 30, 2019, costs related to our property management platform of $1.5 million, salaries and benefits of $1.0 million and equity-based compensation expense of $0.4 million.
Depreciation and Amortization
Depreciation and amortization increased $6.4 million, or 14.7%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. This increase was primarily attributable to incremental depreciation expense related to the 76 self storage properties we acquired between July 1, 2018 and June 30, 2019, partially offset by a decrease in amortization of customer in-place leases from $6.3 million for the six months ended June 30, 2018 to $5.3 million for the six months ended June 30, 2019.
Interest Expense
Interest expense increased $7.1 million, or 35.1%, for the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in interest expense was primarily attributable to higher outstanding borrowings under the Revolver and $175.0 million of additional term loan borrowings subsequent to June 30, 2018.
Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of losses and earnings incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the six months ended June 30, 2019, we recorded $3.7 million of equity in losses from our unconsolidated real estate ventures compared to less than $0.1 million of earnings for the six months ended June 30, 2018. This was primarily the result of incremental losses from our 2018 Joint Venture driven by real estate depreciation and amortization of customer in-place leases following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Gain On Sale of Self Storage Properties
Gain on sale of self storage properties was $2.8 million for the six months ended June 30, 2019, compared to $0.4 million for the six months ended June 30, 2018. During the six months ended June 30, 2019, we sold one self storage property to an unrelated third party for gross proceeds of $6.5 million and during the six months ended June 30, 2018, we sold two self storage properties to unrelated third parties for gross proceeds of $5.5 million.

Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $30.9 million for the six months ended June 30, 2019, compared to $8.7 million for the six months ended June 30, 2018.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share and unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$17,733	$13,041	$30,673	$25,014
Add (subtract):
Real estate depreciation and amortization	25,510	22,093	49,537	43,168
Company's share of unconsolidated real estate venture real estate depreciation and amortization	5,472	1,378	10,929	2,755
(Gain) loss on sale of self storage properties	(2,814)	83	(2,814)	(391)
Company's share of unconsolidated real estate venture loss on sale of properties	—	—	202	—
Distributions to preferred shareholders and unitholders	(3,461)	(2,706)	(6,214)	(5,395)
FFO attributable to subordinated performance unitholders(1)	(8,462)	(6,473)	(15,755)	(12,057)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	33,978	27,416	66,558	53,094
Add:
Acquisition costs	305	150	462	330
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$34,283	$27,566	$67,020	$53,424

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	57,543	50,486	57,101	50,393
Weighted average restricted common shares outstanding	29	30	29	30
Weighted average OP units outstanding	30,213	28,985	30,081	29,059
Weighted average DownREIT OP unit equivalents outstanding	1,848	1,835	1,848	1,835
Weighted average LTIP units outstanding	537	687	641	676
Total weighted average shares and units outstanding - FFO and Core FFO	90,170	82,023	89,700	81,993

FFO per share and unit	$0.38	$0.33	$0.74	$0.65
Core FFO per share and unit	$0.38	$0.34	$0.75	$0.65

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings (loss) per share - diluted	$(0.19)	$0.07	$(0.11)	$0.19
Impact of the difference in weighted average number of shares(1)	0.07	(0.03)	0.04	0.05
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.28	0.08	0.35	—
Add real estate depreciation and amortization	0.28	0.27	0.55	0.53
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.06	0.02	0.12	0.03
Subtract gain on sale of self storage properties	(0.03)	—	(0.03)	—
FFO attributable to subordinated performance unitholders	(0.09)	(0.08)	(0.18)	(0.15)
FFO per share and unit	0.38	0.33	0.74	0.65
Add acquisition costs	—	0.01	0.01	—
Core FFO per share and unit	$0.38	$0.34	$0.75	$0.65

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
The following table presents a reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$17,733	$13,041	$30,673	$25,014
(Subtract) Add:
Management fees and other revenue	(5,116)	(2,155)	(10,009)	(4,316)
General and administrative expenses	11,170	8,460	21,936	16,766
Depreciation and amortization	25,829	22,389	50,178	43,757
Interest expense	13,947	10,472	27,158	20,107
Equity in losses (earnings) of unconsolidated real estate ventures	1,646	(100)	3,748	(48)
Acquisition costs	305	150	462	330
Income tax expense	244	44	736	187
(Gain) loss on sale of self storage properties	(2,814)	83	(2,814)	(391)
Non-operating expense	169	—	267	84
Net Operating Income	$63,113	$52,384	$122,335	$101,490
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$17,733	$13,041	$30,673	$25,014
Add:
Depreciation and amortization	25,829	22,389	50,178	43,757
Company's share of unconsolidated real estate venture depreciation and amortization	5,472	1,378	10,929	2,755
Interest expense	13,947	10,472	27,158	20,107
Income tax expense	244	44	736	187
EBITDA	63,225	47,324	119,674	91,820
Add:
Acquisition costs	305	150	462	330
(Gain) loss on sale of self storage properties	(2,814)	83	(2,814)	(391)
Company's share of unconsolidated real estate venture loss on sale of properties	—	—	202	—
Equity-based compensation expense	1,108	919	2,220	1,786
Adjusted EBITDA	$61,824	$48,476	$119,744	$93,545

Liquidity and Capital Resources
Liquidity Overview
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity and debt offerings, and debt financings including borrowings under the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility and 2029 Term Loan Facility.
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
Cash Flows
At June 30, 2019, we had $15.3 million in cash and cash equivalents and $4.5 million of restricted cash, an increase in cash and cash equivalents of $2.1 million and an increase in restricted cash of $1.3 million from December 31, 2018. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $93.5 million for the six months ended June 30, 2019 compared to $74.3 million for the six months ended June 30, 2018, an increase of $19.2 million. Our operating cash flow increased primarily due to the 20 self storage properties that were acquired between July 1, 2018 and December 31, 2018 that generated cash flow for the entire six months ended June 30, 2019, and an additional 56 self storage properties acquired during the six months ended June 30, 2019. Because these 76 self storage properties were acquired after June 30, 2018, our operating results for the six months ended June 30, 2018 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for general and administrative expenses and interest expense.
Investing Activities
Cash used in investing activities was $318.1 million for the six months ended June 30, 2019 compared to $187.9 million for the six months ended June 30, 2018. The primary uses of cash for the six months ended June 30, 2019 were for our acquisition of 56 self storage properties for cash consideration of $307.8 million, capital expenditures of $10.4 million, acquisition of the interest in a reinsurance company and related cash flows of $6.6 million, capital expenditures for corporate furniture and equipment of $0.4 million and deposits for potential acquisitions of $0.2 million partially offset by $6.3 million of net proceeds from the sale of a self storage property and distributions received from our 2016 Joint Venture of $1.0 million. The primary uses of cash for the six months ended June 30, 2018 were for our acquisition of 37 self storage properties and an expansion project to an existing property for cash consideration of $162.3 million, capital expenditures of $10.1 million, investments in our 2016 Joint Venture of $2.4 million and deposits for potential acquisitions of $18.3 million, partially offset by $5.3 million of net proceeds from the sale of two self storage properties.
Capital expenditures totaled $10.4 million and $10.1 million during the six months ended June 30, 2019 and 2018, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.

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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2019	2018
Recurring capital expenditures	$4,757	$2,435
Value enhancing capital expenditures	2,152	2,675
Acquisitions capital expenditures	4,328	4,749
Total capital expenditures	11,237	9,859
Change in accrued capital spending	(794)	267
Capital expenditures per statement of cash flows	$10,443	$10,126

Financing Activities
Cash provided by our financing activities was $228.0 million for the six months ended June 30, 2019 compared to $120.8 million for the six months ended June 30, 2018. Our sources of financing cash flows for the six months ended June 30, 2019 primarily consisted of $399.0 million of borrowings under our credit facility, $100.0 million of borrowings under our 2029 Term Loan Facility, $70.6 million of proceeds from the issuance of common shares and $43.6 million of proceeds from the issuance of Series A preferred shares. Our primary uses of financing cash flows for the six months ended June 30, 2019 were for principal payments on existing debt of $306.5 million (which included $304.0 million of principal repayments under the Revolver and $2.5 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $36.1 million, distributions to common shareholders of $36.0 million and distributions to preferred shareholders of $5.8 million. Our sources of financing cash flows for the six months ended June 30, 2018 primarily consisted of $438.5 million of borrowings under our credit facility and 2023 Term Loan Facility. Our primary uses of financing cash flows for the six months ended June 30, 2018 were for principal payments on existing debt of $252.4 million (which included $246.9 million of principal repayments under the Revolver, $3.1 million of fixed rate mortgage principal payoffs and $2.4 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $29.9 million, distributions to common shareholders of $28.8 million and distributions to preferred shareholders of $5.2 million.
Credit Facility and Term Loan Facilities
As of June 30, 2019, our credit facility provided for total borrowings of $1.020 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $400.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $235.0 million Term Loan A, (iii) a $155.0 million Term Loan B, (iv) a $105.0 million Term Loan C and (v) a $125.0 million Term Loan D. The Revolver matures in May 2020; provided that we may elect to extend the maturity to May 2021 by paying an extension fee of 0.15% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in May 2021, the Term Loan B matures in May 2022, the Term Loan C matures in February 2024 and the Term Loan D matures in January 2023. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity. As of June 30, 2019, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.3 billion.

As discussed in Note 14 in Item 1, on July 29, 2019, we entered into a second amended and restated credit agreement with a syndicated group of lenders to increase the total borrowing capacity under the credit facility by $255.0 million for a total credit facility of $1.275 billion.
We have the 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of June 30, 2019 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of June 30, 2019 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
For a summary of our financial covenants and additional detail regarding our credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility and fixed rate mortgages payable please see Note 8 to the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
As discussed in Note 8 in Item 1, on April 24, 2019, we entered into a credit agreement to make available the 2029 Term Loan Facility that matures in April 2029 in an aggregate amount of $100.0 million. As of June 30, 2019 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%. We are required to comply with the same financial covenants under the 2029 Term Loan Facility as we are with the credit facility, 2023 Term Loan Facility and the 2028 Term Loan Facility. In addition, the terms of the 2029 Term Loan Facility contain customary affirmative and negative covenants that are consistent with those contained in the 2023 Term Loan Facility and 2028 Term Loan Facility, and, among other things, limit our ability to make distributions, make certain investments, incur debt, incur liens and enter into certain transactions.
2029 And 2031 Senior Unsecured Notes
As discussed in Note 14 in Item 1, on July 30, 2019, our operating partnership entered into an agreement to issue $100.0 million of 3.98% senior unsecured notes due August 30, 2029 and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 in a private placement to certain accredited investors.
Equity Transactions
Issuance of Common Shares and Series A Preferred Shares
During the six months ended June 30, 2019, we sold 2,375,000 of our common shares and 1,785,680 of our Series A preferred shares through at the market offerings. The common shares were sold at an average offering price of $30.06 per share, resulting in net proceeds to us of approximately $70.6 million after deducting compensation payable by us to such agents and offering expenses. The Series A preferred shares were sold at an average offering price of $24.84 per share, resulting in net proceeds to us of approximately $43.6 million after deducting compensation payable by us to such agents and offering expenses.
During the six months ended June 30, 2019, after receiving notices of redemption from certain OP unitholders, we elected to issue 254,528 common shares to such holders in exchange for 254,528 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 56 properties acquired during the six months ended June 30, 2019, we issued $48.9 million of OP equity (consisting of 343,657 OP units, 340,702 Series A-1 preferred units and 1,096,840 subordinated performance units).
During the six months ended June 30, 2019, the Company issued 863,148 OP units upon conversion of 913,680 subordinated performance units and 13,475 DownREIT OP units upon conversion of 15,377 DownREIT subordinated performance units further described under "Subordinated Performance Units and DownREIT Subordinated Performance Units" in Note 3 in Item 1 of this Quarterly Report.

Dividends and Distributions
On May 22, 2019 our board of trustees declared a cash dividend and distribution, respectively, of $0.32 per common share and OP unit to shareholders and OP unitholders of record as of June 14, 2019. On May 22, 2019, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 Preferred Unit to shareholders and unitholders of record as of June 14, 2019. On June 14, 2019, our board of trustees declared cash distributions of $8.5 million, in aggregate, to subordinated performance unitholders of record as of June 15, 2019. Such dividends and distributions were paid on June 28, 2019.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of June 30, 2019, our operating partnership had an aggregate of $1,630.7 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of June 30, 2019, an aggregate of $150.1 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of June 30, 2019, we have not guaranteed any obligations of unconsolidated entities nor made any commitments to provide funding to any such entities that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of June 30, 2019, we had $234.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $2.3 million annually.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019 under the heading Item 1A. "Risk Factors" beginning on page 15, which is accessible on the SEC's website at www.sec.gov. During the six months ended June 30, 2019, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2019.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended June 30, 2019, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 224,618 common shares to satisfy redemption requests from certain limited partners.
As of August 1, 2019, other than those OP units held by the Company, after reflecting the transactions described herein, 33,099,943 OP units of its operating partnership were outstanding (including 760,173 outstanding LTIP units in the operating partnership and 1,848,261 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions).
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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A, filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

3.5
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

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
Date: August 2, 2019