Form 10-Q
period 2019-09-30
National Storage Affiliates Trust
filed 2019-11-01
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
Yes ☐  No ☒
As of October 31, 2019, 59,329,388 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Real estate
Self storage properties	$3,055,597	$2,637,723
Less accumulated depreciation	(313,694)	(246,261)
Self storage properties, net	2,741,903	2,391,462
Cash and cash equivalents	44,749	13,181
Restricted cash	5,457	3,182
Debt issuance costs, net	3,464	1,260
Investment in unconsolidated real estate ventures	228,446	245,125
Other assets, net	63,271	75,053
Operating lease right-of-use assets	23,507	—
Total assets	$3,110,797	$2,729,263
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,533,936	$1,278,102
Accounts payable and accrued liabilities	78,849	33,130
Operating lease liabilities	24,777	—
Deferred revenue	16,029	15,732
Total liabilities	1,653,591	1,326,964
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,727,119 and 6,900,000 issued and outstanding at September 30, 2019 and December 31, 2018, respectively, at liquidation preference	218,178	172,500
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 shares authorized, 59,328,388 and 56,654,009 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	593	567
Additional paid-in capital	901,530	844,276
Distributions in excess of earnings	(187,305)	(114,122)
Accumulated other comprehensive (loss) income	(17,294)	13,618
Total shareholders' equity	915,702	916,839
Noncontrolling interests	541,504	485,460
Total equity	1,457,206	1,402,299
Total liabilities and equity	$3,110,797	$2,729,263

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Rental revenue	$92,746	$79,547	$262,776	$226,577
Other property-related revenue	3,217	2,687	9,169	7,557
Management fees and other revenue	5,374	3,148	15,383	7,464
Total revenue	101,337	85,382	287,328	241,598
OPERATING EXPENSES
Property operating expenses	28,988	26,552	82,635	76,962
General and administrative expenses	12,039	8,848	33,975	25,614
Depreciation and amortization	27,598	22,469	77,776	66,226
Total operating expenses	68,625	57,869	194,386	168,802
OTHER (EXPENSE) INCOME
Interest expense	(14,432)	(10,656)	(41,590)	(30,763)
Equity in (losses) earnings of unconsolidated real estate ventures	(1,214)	242	(4,962)	290
Acquisition costs	(321)	(141)	(783)	(471)
Non-operating (expense) income	(8)	153	(275)	69
Gain on sale of self storage properties	—	—	2,814	391
Other expense	(15,975)	(10,402)	(44,796)	(30,484)
Income before income taxes	16,737	17,111	48,146	42,312
Income tax expense	(223)	(282)	(959)	(469)
Net income	16,514	16,829	47,187	41,843
Net income attributable to noncontrolling interests	(25,374)	(12,435)	(56,292)	(21,098)
Net (loss) income attributable to National Storage Affiliates Trust	(8,860)	4,394	(9,105)	20,745
Distributions to preferred shareholders	(3,272)	(2,588)	(9,117)	(7,763)
Net (loss) income attributable to common shareholders	$(12,132)	$1,806	$(18,222)	$12,982

Earnings (loss) per share - basic and diluted	$(0.20)	$0.03	$(0.32)	$0.25

Weighted average shares outstanding - basic and diluted	59,278	55,722	57,835	52,189

Dividends declared per common share	$0.32	$0.29	$0.94	$0.86

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$16,514	$16,829	$47,187	$41,843
Other comprehensive (loss) income
Unrealized (loss) gain on derivative contracts	(17,433)	3,078	(44,547)	16,733
Reclassification of other comprehensive income to interest expense	(939)	(599)	(3,492)	(831)
Other comprehensive (loss) income	(18,372)	2,479	(48,039)	15,902
Comprehensive (loss) income	(1,858)	19,308	(852)	57,745
Comprehensive income attributable to noncontrolling interests	(18,821)	(13,330)	(38,981)	(27,168)
Comprehensive (loss) income attributable to National Storage Affiliates Trust	$(20,679)	$5,978	$(39,833)	$30,577

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Preferred share dividends	—	—	—	—	—	(2,587)	—	—	(2,587)
Common share dividends	—	—	—	—	—	(14,655)	—	—	(14,655)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(15,709)	(15,709)
Other comprehensive income	—	—	—	—	—	—	2,700	1,684	4,384
Net income	—	—	—	—	—	5,891	—	7,150	13,041
Balances, June 30, 2018	6,900,000	$172,500	50,539,575	$505	$701,256	$(73,307)	$20,211	$449,072	$1,270,237
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	3,660	3,660
Redemptions of OP units	—	—	117,766	1	1,534	—	47	(1,582)	—
Issuance of common shares, net of offering costs	—	—	5,900,000	59	175,632	—	—	—	175,691
Effect of changes in ownership for consolidated entities	—	—	—	—	(35,797)	—	837	34,960	—
Equity-based compensation expense	—	—	—	—	54	—	—	968	1,022
Vesting and forfeitures of restricted common shares, net	—	—	(1,651)	—	—	—	—	—	—
Preferred share dividends	—	—	—	—	—	(2,588)	—	—	(2,588)
Common share dividends	—	—	—	—	—	(16,402)	—	—	(16,402)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16,574)	(16,574)
Other comprehensive income	—	—	—	—	—	—	1,584	895	2,479
Net income	—	—	—	—	—	4,394	—	12,435	16,829
Balances, September 30, 2018	6,900,000	$172,500	56,555,690	$565	$842,679	$(87,903)	$22,679	$483,834	$1,434,354

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Issuance of common shares, net of offering costs	—	—	2,375,000	24	70,613	—	—	—	70,637
Effect of changes in ownership for consolidated entities	—	—	—	—	(9,179)	—	(28)	9,207	—
Issuance of OP units	—	—	—	—	—	—	—	8,540	8,540
Equity-based compensation expense	—	—	—	—	82	—	—	1,026	1,108
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	56	56
Vesting and forfeitures of restricted common shares, net	—	—	(1,335)	—	—	—	—	—	—
Preferred share dividends	—	—	—	—	—	(3,257)	—	—	(3,257)
Common share dividends	—	—	—	—	—	(18,970)	—	—	(18,970)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19,038)	(19,038)
Other comprehensive loss	—	—	—	—	—	—	(12,992)	(7,360)	(20,352)
Net (loss) income	—	—	—	—	—	(7,656)	—	25,389	17,733
Balances, June 30, 2019	8,685,680	$217,142	59,296,969	$593	$901,499	$(156,192)	$(5,466)	$541,208	$1,498,784
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	950	950
Redemptions of Series A-1 preferred units	41,439	1,036	—	—	20	—	—	(1,056)	—
Redemptions of OP units	—	—	32,951	—	277	—	(7)	(270)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(341)	—	(2)	343	—
Equity-based compensation expense	—	—	—	—	75	—	—	1,078	1,153
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	118	118
Vesting and forfeitures of restricted common shares, net	—	—	(1,532)	—	—	—	—	—	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	137	137
Preferred share dividends	—	—	—	—	—	(3,272)	—	—	(3,272)
Common share dividends	—	—	—	—	—	(18,981)	—	—	(18,981)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19,825)	(19,825)
Other comprehensive loss	—	—	—	—	—	—	(11,819)	(6,553)	(18,372)
Net (loss) income	—	—	—	—	—	(8,860)	—	25,374	16,514
Balances, September 30, 2019	8,727,119	$218,178	59,328,388	$593	$901,530	$(187,305)	$(17,294)	$541,504	$1,457,206

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$47,187	$41,843
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,776	66,226
Amortization of debt issuance costs	2,150	1,883
Amortization of debt discount and premium, net	(1,067)	(1,110)
Gain on sale of self storage properties	(2,814)	(391)
Equity-based compensation expense	3,373	2,808
Equity in losses (earnings) of unconsolidated real estate ventures	4,962	(290)
Distributions from unconsolidated real estate ventures	10,700	4,256
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(1,273)	(3,456)
Accounts payable and accrued liabilities	10,734	10,369
Deferred revenue	(1,647)	1,525
Net Cash Provided by Operating Activities	150,081	123,663
INVESTING ACTIVITIES
Acquisition of self storage properties	(342,175)	(264,367)
Capital expenditures	(15,926)	(14,476)
Investments in and advances to unconsolidated real estate ventures	—	(165,642)
Distributions from unconsolidated real estate ventures	1,017	—
Deposits and advances for self storage property and other acquisitions	—	(21,174)
Expenditures for corporate furniture, equipment and other	(7,022)	(136)
Acquisition of interest in reinsurance company and related cash flows	(6,600)	—
Proceeds from sale of self storage properties	6,335	5,259
Net Cash Used In Investing Activities	(364,371)	(460,536)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	70,637	175,691
Proceeds from issuance of preferred shares	43,624	—
Borrowings under debt financings	822,000	652,500
Receipts for OP unit subscriptions	629	606
Principal payments under debt financings	(560,316)	(386,995)
Payment of dividends to common shareholders	(54,961)	(45,156)
Distributions to preferred shareholders	(9,117)	(7,763)
Distributions to noncontrolling interests	(55,768)	(46,487)
Debt issuance costs	(8,416)	(1,863)
Equity offering costs	(179)	(318)
Net Cash Provided By Financing Activities	248,133	340,215
Increase in Cash, Cash Equivalents and Restricted Cash	33,843	3,342
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	16,363	16,407
End of period	$50,206	$19,749

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$39,848	$29,402
Operating lease right-of-use assets on balance sheet due to implementation of leases standard	23,507	—
Operating lease liabilities on balance sheet due to implementation of leases standard	24,777	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
The Company owned 560 consolidated self storage properties in 29 states and Puerto Rico with approximately 34.1 million rentable square feet in approximately 273,000 storage units as of September 30, 2019. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern") and affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In").
As of September 30, 2019, the Company also managed through its property management platform an additional portfolio of 175 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.7 million rentable square feet, configured in approximately 103,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of September 30, 2019, in total, the Company operated and held ownership interests in 735 self storage properties located across 35 states and Puerto Rico with approximately 46.8 million rentable square feet in approximately 376,000 storage units.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Company's results of operations for the quarterly period ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year or any other future period.

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
As of September 30, 2019 and December 31, 2018, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $235.1 million and $240.4 million as of September 30, 2019 and December 31, 2018, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $136.9 million and $138.4 million as of September 30, 2019 and December 31, 2018, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended September 30, 2019 and 2018, the Company recognized $2.4 million and $2.0 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the nine months ended September 30, 2019 and 2018, the Company recognized $6.7 million and $5.5 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the three months ended September 30, 2019 and 2018, the Company recognized retail sales of $0.4 million and $0.3 million, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recognized retail sales of $1.3 million and $1.1 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended September 30, 2019 and

2018, the Company recognized property management fees, call center fees and platform fees of $3.3 million and $1.9 million, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recognized property management fees, call center fees and platform fees of $9.7 million and $4.6 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") in 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. As of September 30, 2019 and December 31, 2018, the Company had deferred revenue related to the acquisition fees of $3.2 million and $4.6 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended September 30, 2019 and 2018, the Company recognized acquisition fees of $0.4 million and $0.5 million, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recognized acquisition fees of $1.4 million and $1.1 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the three months ended September 30, 2019 and 2018, the Company recognized $1.2 million and $0.7 million, respectively, of revenue related to these activities and during the nine months ended September 30, 2019 and 2018, the Company recognized $3.6 million and $1.7 million, respectively, of revenue related to these activities.
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
During the nine months ended September 30, 2019, the Company sold 2,375,000 of its common shares through the ATM program at an average offering price of $30.06 per share, resulting in net proceeds to the Company of approximately $70.6 million, after deducting compensation payable by the Company to such agents and offering expenses. In addition, during the nine months ended September 30, 2019, the Company sold 1,785,680 of its Series A preferred shares through the ATM program at an average offering price of $24.84 per share, resulting in net proceeds to the Company of approximately $43.6 million, after deducting compensation payable by the Company to such agents and offering expenses.
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

As of September 30, 2019 and December 31, 2018, units reflecting noncontrolling interests consisted of the following:

	September 30, 2019	December 31, 2018
Series A-1 preferred units	642,982	343,719
OP units	30,458,558	28,874,103
Subordinated performance units	10,961,146	10,749,475
LTIP units	760,173	931,671
DownREIT units
DownREIT OP units	1,848,261	1,834,786
DownREIT subordinated performance units	4,371,622	4,386,999
Total	49,042,742	47,120,753

Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A preferred shares or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The Series A preferred shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The increase in Series A-1 preferred units outstanding from December 31, 2018 to September 30, 2019 was due to the issuance of Series A-1 preferred units in connection with the acquisition of self storage properties partially offset by the redemption of 41,439 Series A-1 preferred units for Series A preferred shares.
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
The increase in OP Units outstanding from December 31, 2018 to September 30, 2019 was due to the issuance of 863,148 OP units related to the voluntary conversions of 913,680 subordinated performance units (as discussed further below), the issuance of 343,657 OP units in connection with the acquisition of self storage properties, 379,617 LTIP units which were converted into OP units and the issuance of 285,512 OP units in connection with the acquisition of an interest in a tenant reinsurance company and related cash flows, as discussed in Note 10, partially offset by the redemption of 287,479 OP units for common shares.
The increase in DownREIT OP units outstanding from December 31, 2018 to September 30, 2019 was due to the issuance of 13,475 DownREIT OP units related to the conversion of 15,377 DownREIT subordinated performance units (as discussed further below).
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
Following such lock-out period, a holder of subordinated performance units in the Company's operating partnership may elect a voluntary conversion one time each year on or prior to December 1st to convert a pre-determined portion of such subordinated performance units into OP units in the Company's operating partnership, with such conversion effective January 1st of the following year, with each subordinated performance unit being converted into the number of OP units determined by dividing the average cash available for distribution, or CAD, per unit on the series of specific subordinated performance units over the one-year period prior to conversion by 110% of the CAD per unit on the OP units determined over the same period. CAD per unit on the series of specific subordinated performance units and OP units is determined by the Company based generally upon the application of the provisions of the LP Agreement applicable to the distributions of operating cash flow and capital transactions proceeds.
The increase in subordinated performance units outstanding from December 31, 2018 to September 30, 2019 was due to the issuance of 1,125,351 subordinated performance units for co-investment by certain of the Company's PROs in connection with the acquisition of self storage properties partially offset by the voluntary conversion of 913,680 subordinated performance units into 863,148 OP units.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2018 to September 30, 2019 was due to the conversion of 15,377 DownREIT subordinated performance units into 13,475 DownREIT OP units.
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
The decrease in LTIP units outstanding from December 31, 2018 to September 30, 2019 was due to the conversion of 379,617 LTIP units into OP units partially offset by the issuance of 208,119 compensatory LTIP units to employees, trustees and consultants, net of forfeitures.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Land	$643,524	$583,455
Buildings and improvements	2,405,621	2,048,281
Furniture and equipment	6,452	5,987
Total self storage properties	3,055,597	2,637,723
Less accumulated depreciation	(313,694)	(246,261)
Self storage properties, net	$2,741,903	$2,391,462

Depreciation expense related to self storage properties amounted to $23.8 million and $19.2 million during the three months ended September 30, 2019 and 2018, respectively, and $68.0 million and $56.1 million during the nine months ended September 30, 2019 and 2018, respectively.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of September 30, 2019, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 103 self storage properties containing approximately 7.8 million rentable square feet, configured in over 63,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2019, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 72 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the nine months ended September 30, 2019, the 2016 Joint Venture sold to the Company one self storage property for a gross sales price of $4.1 million. See Note 10 for additional details about the Company's acquisition of the self storage property from the 2016 Joint Venture.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
ASSETS
Self storage properties, net	$1,849,177	$1,894,412
Other assets	27,632	50,915
Total assets	$1,876,809	$1,945,327
LIABILITIES AND EQUITY
Debt financing	$947,678	$956,357
Other liabilities	23,559	16,516
Equity	905,572	972,454
Total liabilities and equity	$1,876,809	$1,945,327

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,
	2019	2018
Total revenue	$41,600	$23,090
Property operating expenses	12,727	6,766
Net operating income	28,873	16,324
Supervisory, administrative and other expenses	(2,750)	(1,594)
Depreciation and amortization	(20,788)	(7,801)
Interest expense	(9,934)	(4,836)
Loss on sale of self storage properties	—	(820)
Acquisition and other expenses	(314)	(307)
Net (loss) income	$(4,913)	$966

	Nine Months Ended September 30,
	2019	2018
Total revenue	$122,253	$53,092
Property operating expenses	37,815	17,059
Net operating income	84,438	36,033
Supervisory, administrative and other expenses	(8,109)	(3,723)
Depreciation and amortization	(64,502)	(18,835)
Interest expense	(29,895)	(10,663)
Loss on sale of self storage properties	(806)	(820)
Acquisition and other expenses	(1,141)	(844)
Net (loss) income	$(20,015)	$1,148

The combined condensed operating information in the tables above only includes information for the 2018 Joint Venture following the acquisition of the Initial 2018 JV Portfolio in September 2018.
6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 62 self storage properties with an estimated fair value of $415.7 million during the nine months ended September 30, 2019. Of these acquisitions, 17 self storage properties with an estimated fair value of $122.1 million were acquired by the Company from its PROs and one self storage property with an estimated fair value of $4.1 million was acquired by the Company from the 2016 Joint Venture. The 62 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $2.9 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $10.1 million, resulting in a total fair value of $405.6 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the nine months ended September 30, 2019 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2019	32	$160,531	$33,356	$674	$194,561
June 30, 2019	24	168,442	15,515	1,378	185,335
September 30, 2019	6	34,624	950	197	35,771
Total	62	$363,597	$49,821	$2,249	$415,667

(1)	Value of OP equity represents the fair value of Series A-1 preferred units, OP units and subordinated performance units.
Dispositions
During the nine months ended September 30, 2019, the Company sold one self storage property to an unrelated third party. The gross sales price was $6.5 million and the Company recognized $2.8 million of gain on the sale.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30, 2019	December 31, 2018
Customer in-place leases, net of accumulated amortization of $5,627 and $5,090, respectively	$5,619	$4,063
Receivables:
Trade, net	3,367	3,402
PROs and other affiliates	1,949	2,027
Receivables from unconsolidated real estate ventures	6,427	4,573
Property acquisition and other deposits	—	20,977
Interest rate swaps	449	16,164
Prepaid expenses and other	4,779	4,266
Corporate furniture, equipment and other, net	8,776	1,574
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $2,095 and $1,564, respectively	8,526	9,057
Tenant reinsurance intangible, net of accumulated amortization of $171	14,429	—
Goodwill	5,750	5,750
Total	$63,271	$75,053

Amortization expense related to customer in-place leases amounted to $3.3 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and $8.6 million and $9.2 million during the nine months ended September 30, 2019 and 2018, respectively. Amortization expense related to the management contract amounted to $0.2 million and $0.2 million for the three months ended September 30, 2019 and 2018, respectively, and $0.6 million and $0.5 million during the nine months ended September 30, 2019 and 2018, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.2 million for the three and nine months ended September 30, 2019.

8. DEBT FINANCING
The Company's outstanding debt as of September 30, 2019 and December 31, 2018 is summarized as follows (dollars in thousands):

	Interest Rate(1)	September 30, 2019	December 31, 2018
Credit Facility:
Revolving line of credit	3.32%	$—	$139,500
Term loan A	3.74%	125,000	235,000
Term loan B	2.91%	250,000	155,000
Term loan C	2.80%	225,000	105,000
Term loan D	3.57%	175,000	125,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	—
2029 Senior Unsecured Notes	3.98%	100,000	—
2031 Senior Unsecured Notes	4.08%	50,000	—
Fixed rate mortgages payable	4.18%	264,323	268,138
Total principal		1,539,323	1,277,638
Unamortized debt issuance costs and debt premium, net		(5,387)	464
Total debt		$1,533,936	$1,278,102

(1)
Represents the effective interest rate as of September 30, 2019. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility Amendment
 On July 29, 2019, the operating partnership, as borrower, the Company, and certain of the operating partnership's subsidiaries, as subsidiary guarantors, entered into a second amended and restated credit agreement with a syndicated group of lenders, which extended the maturities, enhanced the terms in line with the current market and increased the total borrowing capacity under the Company's unsecured credit facility by $255.0 million for a total of $1.275 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $500.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), and (v) a $175.0 million tranche D term loan facility (the "Term Loan D"). The Company has an expansion option under the credit facility, which if exercised in full, would provide for a total borrowing capacity under the credit facility of $1.750 billion.
The Revolver matures in January 2024; provided that the Company may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025 and the Term Loan D matures in July 2026. The credit facility is not subject to any scheduled reduction or amortization payments prior to maturity.
Interest rates applicable to loans under the credit facility are determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the credit facility are leverage based and range from 1.15% to 2.20% for LIBOR loans and 0.15% to 1.20% for base rate loans; provided that after such time as the Company achieves an investment grade rating as defined in the credit facility, the Company may elect (but is not required to elect) (a "credit rating pricing election") that the credit facility be subject to applicable margins ranging from 0.78% to 2.25% for LIBOR loans and 0.00% to 1.25% for base rate loans. The Company is also required to pay usage based fees ranging from 0.15% to 0.20% with respect to the unused portion of the Revolver; provided that if the Company makes a credit rating pricing election under the credit facility, the Company will be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees.
On July 29, 2019, the Company entered into interest rate swap agreements which together with the Company's existing interest rate swap agreements, fix the interest rates through maturity for the Term Loan A, Term Loan B, Term Loan C and Term Loan D. As of September 30, 2019, the Term Loan A, Term Loan B, Term Loan C and Term Loan D had effective interest rates of 3.74%, 2.91%, 2.80% and 3.57%, respectively.
As of September 30, 2019, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $494.3 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the credit facility:

•
Maximum total leverage ratio not to exceed 60%, provided, however, the Company is permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the credit facility) occurs

•Minimum fixed charge coverage ratio of at least 1.5x

•
Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%, provided, however, the Company shall be permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the credit facility) occurs

•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
On July 29, 2019, the financial covenants and certain other terms of the Company's credit agreement for a term loan facility that matures in June 2023 (the "2023 Term Loan Facility"), the Company's credit agreement for a term loan facility that matures in December 2028 (the "2028 Term Loan Facility"), and the 2029 Term Loan Facility (as defined below) were amended to make such terms substantially similar to those in the credit facility.
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

2029 And 2031 Senior Unsecured Notes
On August 30, 2019, the operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 (the "2029 Senior Unsecured Notes") and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 (the "2031 Senior Unsecured Notes" and together with the 2029 Senior Unsecured Notes, the "Senior Unsecured Notes") in a private placement to certain institutional accredited investors. The Senior Unsecured Notes are governed by a Note Purchase Agreement, dated July 30, 2019 (the "Note Purchase Agreement"), by and among the operating partnership as issuer, the Company, and the purchasers of Senior Unsecured Notes.
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2020. The Senior Unsecured Notes are senior unsecured obligations of the Company and will be jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors, upon issuance. The Senior Unsecured Notes rank pari passu with the credit facility, the 2023 Term Loan Facility, 2028 Term Loan Facility, and the 2029 Term Loan Facility. The Note Purchase Agreement contains financial covenants that are substantially similar to those described under the heading "Credit Facility Amendment" above. In addition, the terms of the Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
Future Debt Obligations
Based on existing debt agreements in effect as of September 30, 2019, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2019	$1,312	$(201)	$1,111
2020	39,397	(1,154)	38,243
2021	7,603	(1,502)	6,101
2022	4,205	(1,504)	2,701
2023	377,049	(1,155)	375,894
2024	271,964	(788)	271,176
Thereafter	837,793	917	838,710
	$1,539,323	$(5,387)	$1,533,936

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2019 and 2018, (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$16,514	$16,829	$47,187	$41,843
Net income attributable to noncontrolling interests	(25,374)	(12,435)	(56,292)	(21,098)
Net (loss) income attributable to National Storage Affiliates Trust	(8,860)	4,394	(9,105)	20,745
Distributions to preferred shareholders	(3,272)	(2,588)	(9,117)	(7,763)
Distributed and undistributed earnings allocated to participating securities	(8)	(7)	(26)	(21)
Net (loss) income attributable to common shareholders - basic and diluted	$(12,140)	$1,799	$(18,248)	$12,961

Denominator
Weighted average shares outstanding - basic and diluted	59,278	55,722	57,835	52,189

Earnings (loss) per share - basic and diluted	$(0.20)	$0.03	$(0.32)	$0.25

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2019, 448,089 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs. For the three and nine months ended September 30, 2019, 224,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three months ended September 30, 2019 and 2018, potential common shares totaling 55.2 million and 51.1 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the nine months ended September 30, 2019 and 2018, potential common shares totaling 53.9 million and 50.4 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended September 30, 2019 and 2018, the Company incurred $5.2 million and $4.4 million, respectively, for supervisory and administrative fees to the PROs and during the nine months ended September 30, 2019 and 2018, the Company incurred $14.8 million and $12.6 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended September 30, 2019 and 2018, the Company incurred $8.1 million and $7.4 million, respectively, for payroll and related costs reimbursable to these PROs and for the nine months ended September 30, 2019 and 2018, the Company incurred $23.8 million and $21.9 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.

Due Diligence Costs
During the three months ended September 30, 2019 and 2018, the Company incurred $0.1 million and $0.1 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs and during the nine months ended September 30, 2019 and 2018, the Company incurred $0.7 million and $0.3 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the nine months ended September 30, 2019, the Company acquired one self storage property from the 2016 Joint Venture for $4.1 million.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2017	$12,414
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(831)
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	16,733
Fair value at September 30, 2018	$28,316

Fair value at December 31, 2018	$14,195
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(3,492)
Unrealized losses on interest rate swaps included in accumulated other comprehensive income	(44,547)
Fair value at September 30, 2019	$(33,844)

As of September 30, 2019 and December 31, 2018, the Company had outstanding interest rate swaps with aggregate notional amounts of $1,125.0 million and $795.0 million, respectively, designated as cash flow hedges. As of September 30, 2019, the Company's swaps had a weighted average remaining term of approximately 4.5 years. The fair value of these swaps are presented within accounts payable and accrued liabilities and other assets in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at September 30, 2019 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $2.8 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.90% weighted average fixed rate under these interest rate swaps, the Company will benefit from net cash payments due from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the nine months ended September 30, 2019 and 2018. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2019, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at September 30, 2019 and December 31, 2018, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at September 30, 2019 and December 31, 2018 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $264.3 million as of September 30, 2019 with a fair value of approximately $285.0 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.11%, compared to the weighted average contractual interest rate of 4.84%. The combined principal balance of the Company's fixed rate mortgages was approximately $268.1 million as of December 31, 2018 with a fair value of approximately $276.5 million. In determining the fair value as of December 31, 2018, the Company estimated a weighted average market interest rate of approximately 4.17%, compared to the weighted average contractual interest rate of 4.85%.
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
Real Estate Leasehold Interests
The Company has eight properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 15 to 73 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying condensed consolidated statements of operations and amounted to $0.4 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $1.2 million for the nine months ended September 30, 2019 and 2018, respectively.
Office Leases
The Company has entered into non-cancelable lease agreements for its corporate office space with remaining lease terms ranging from three to seven years. Rent expense related to these office leases is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and amounted to $0.1 million and less than $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $0.2 million and $0.1 million for the nine months ended September 30, 2019 and 2018, respectively.
The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of September 30, 2019 are as follows:

September 30, 2019
Weighted-average remaining lease term
Real estate leasehold interests	29 years
Office leases	7 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.9%
Office leases	4.1%

As of September 30, 2019, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
Remainder of 2019	$343	$58	$401
2020	1,419	286	1,705
2021	1,444	387	1,831
2022	1,459	381	1,840
2023	1,464	346	1,810
2024 through 2092	38,198	1,043	39,241
Total lease payments	$44,327	$2,501	$46,828
Less imputed interest	(21,708)	(343)	(22,051)
Total	$22,619	$2,158	$24,777

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

Our PROs
The Company had ten PROs as of September 30, 2019: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern and Moove In. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of September 30, 2019, we owned a geographically diversified portfolio of 560 self storage properties, located in 29 states and Puerto Rico, comprising approximately 34.1 million rentable square feet, configured in approximately 273,000 storage units. Of these properties, 263 were acquired by us from our PROs, 296 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the nine months ended September 30, 2019, we acquired 62 self storage properties for $415.7 million, comprising approximately 3.8 million rentable square feet, configured in approximately 30,500 storage units. Of these acquisitions, 17 were acquired from our PROs, 44 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2018 Joint Venture
As of September 30, 2019, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.8 million rentable square feet, configured in approximately 63,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2019, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 72 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the nine months ended September 30, 2019, our 2016 Joint Venture sold to the Company one self storage property for $4.1 million, comprising less than 0.1 million rentable square feet, configured in approximately 300 storage units.
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
As of September 30, 2019, our property management platform managed and controlled 40 of our consolidated properties in select markets in California, Illinois, Kansas, Maryland, Missouri, Ohio, Texas and Virginia.

Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 62 self storage properties during the nine months ended September 30, 2019 and 57 self storage properties during the year ended December 31, 2018. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of September 30, 2019, our same store portfolio consisted of 439 consolidated self storage properties.
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
Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018
Net income was $16.5 million for the three months ended September 30, 2019, compared to $16.8 million for the three months ended September 30, 2018, a decrease of $0.3 million. The decrease was primarily due to increases in depreciation and amortization, interest expense, general and administrative expenses and GAAP losses from the Company's unconsolidated real estate ventures substantially offset by an increase in net operating income ("NOI") resulting from an additional 69 self storage properties acquired between October 1, 2018 and September 30, 2019 and same store NOI growth. For a description of NOI, see "Non-GAAP Financial Measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Rental revenue
Same store portfolio	$73,444	$70,873	$2,571
Non-same store portfolio	19,302	6,372	12,930
Effect of bad debt expense classification resulting from adoption of leasing standard	—	2,302	(2,302)
Total rental revenue	92,746	79,547	13,199
Other property-related revenue
Same store portfolio	2,571	2,427	144
Non-same store portfolio	646	260	386
Total other property-related revenue	3,217	2,687	530
Property operating expenses
Same store portfolio	22,595	22,010	585
Non-same store portfolio	6,393	2,240	4,153
Effect of bad debt expense classification resulting from adoption of leasing standard	—	2,302	(2,302)
Total property operating expenses	28,988	26,552	2,436
Net operating income
Same store portfolio	53,420	51,290	2,130

	Three Months Ended September 30,
	2019	2018	Change
Non-same store portfolio	13,555	4,392	9,163
Total net operating income	66,975	55,682	11,293
Management fees and other revenue	5,374	3,148	2,226
General and administrative expenses	(12,039)	(8,848)	(3,191)
Depreciation and amortization	(27,598)	(22,469)	(5,129)
Other (expense) income
Interest expense	(14,432)	(10,656)	(3,776)
Equity in (losses) earnings of unconsolidated real estate ventures	(1,214)	242	(1,456)
Acquisition costs	(321)	(141)	(180)
Non-operating (expense) income	(8)	153	(161)
Other expense	(15,975)	(10,402)	(5,573)
Income before income taxes	16,737	17,111	(374)
Income tax expense	(223)	(282)	59
Net income	16,514	16,829	(315)
Net income attributable to noncontrolling interests	(25,374)	(12,435)	(12,939)
Net (loss) income attributable to National Storage Affiliates Trust	(8,860)	4,394	(13,254)
Distributions to preferred shareholders	(3,272)	(2,588)	(684)
Net (loss) income attributable to common shareholders	$(12,132)	$1,806	$(13,938)
Total Revenue
Our total revenue increased by $16.0 million, or 18.7%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase was primarily attributable to incremental revenue from 69 self storage properties acquired between October 1, 2018 and September 30, 2019, regular rental increases for in-place tenants, partially offset by a decrease in total portfolio average occupancy from 89.7% for the three months ended September 30, 2018 to 89.6% for the three months ended September 30, 2019. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $13.2 million, or 16.6%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. As discussed in Note 2 in Item 1, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $2.3 million of activity related to uncollectible accounts as a reduction to same store and non-same store rental revenue for the three months ended September 30, 2018. The increase in rental revenue was due to a $12.9 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $10.3 million from 63 self storage properties acquired between October 1, 2018 and June 30, 2019, and $0.3 million from six self storage properties acquired during the three months ended September 30, 2019. Same store portfolio rental revenues increased $2.6 million, or 3.6%, due to a 3.3% increase, from $11.68 to $12.06, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants and fees and an increase in average occupancy from 89.9% for the three months ended September 30, 2018 to 90.2% for the three months ended September 30, 2019.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $0.5 million, or 19.7%, for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This increase primarily resulted from a $0.4 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.3 million from 63 self storage properties acquired between October 1, 2018 and June 30, 2019 and less than $0.1 million from six properties acquired during the three months ended September 30, 2019.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $5.4 million for the three months ended September 30, 2019, compared to $3.1 million for the three months ended September 30, 2018, an increase of $2.3 million. This increase was primarily attributable to incremental fees earned from the 2018 Joint Venture following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Property Operating Expenses
Property operating expenses were $29.0 million for the three months ended September 30, 2019 compared to $26.6 million for the three months ended September 30, 2018, an increase of $2.4 million, or 9.2%. As discussed in Note 2 in Item 1, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $2.3 million of activity related to uncollectible accounts as a reduction to same store and non-same store property operating expenses for the three months ended September 30, 2018. The increase in property operating expenses resulted from a $4.2 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $3.3 million from 63 self storage properties acquired between October 1, 2018 and June 30, 2019, and $0.1 million from six self storage properties acquired during the three months ended September 30, 2019.
General and Administrative Expenses
General and administrative expenses increased $3.2 million, or 36.1%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. This increase was primarily attributable to increases in supervisory and administrative fees charged by our PROs of $0.9 million primarily as a result of incremental fees related to the 69 self storage properties we acquired between October 1, 2018 and September 30, 2019, salaries and benefits of $0.7 million, equity-based compensation expense of $0.1 million and costs related to our property management platform of $0.9 million.
Depreciation and Amortization
Depreciation and amortization increased $5.1 million, or 22.8%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. This increase was primarily attributable to incremental depreciation expense related to the 69 self storage properties we acquired between October 1, 2018 and September 30, 2019 and an increase in amortization of customer in-place leases from $2.9 million for the three months ended September 30, 2018 to $3.3 million for the three months ended September 30, 2019.
Interest Expense
Interest expense increased $3.8 million, or 35.4%, for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase in interest expense was primarily attributable to additional term loan borrowings subsequent to September 30, 2018 consisting of $155.0 million of additional term loan borrowings under the Company's credit facility, $75.0 million of borrowings under the 2028 Term Loan Facility, and $100.0 million of borrowings under the 2029 Term Loan Facility. Additionally, on August 30, 2019, our operating partnership issued the $150.0 million Senior Unsecured Notes in a private placement to certain accredited investors. The increase in interest expense from these additional borrowings was partially offset by lower outstanding borrowings under the Revolver.

Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of losses and earnings incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended September 30, 2019, we recorded $1.2 million of equity in losses from our unconsolidated real estate ventures compared to $0.2 million of earnings for the three months ended September 30, 2018. This was primarily the result of incremental losses from our 2018 Joint Venture driven by real estate depreciation and amortization of customer in-place leases following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $25.4 million for the three months ended September 30, 2019, compared to $12.4 million for the three months ended September 30, 2018.
Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018
Net income was $47.2 million for the nine months ended September 30, 2019, compared to $41.8 million for the nine months ended September 30, 2018, an increase of $5.4 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 69 self storage properties acquired between October 1, 2018 and September 30, 2019, same store NOI growth and gain on the sale of self storage properties partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses and losses from our unconsolidated real estate ventures.
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Rental revenue
Same store portfolio	$214,860	$205,947	$8,913
Non-same store portfolio	47,916	14,391	33,525
Effect of bad debt expense classification resulting from adoption of leasing standard	—	6,239	(6,239)
Total rental revenue	262,776	226,577	36,199
Other property-related revenue
Same store portfolio	7,525	7,098	427
Non-same store portfolio	1,644	459	1,185
Total other property-related revenue	9,169	7,557	1,612
Property operating expenses
Same store portfolio	66,931	65,557	1,374
Non-same store portfolio	15,704	5,166	10,538
Effect of bad debt expense classification resulting from adoption of leasing standard	—	6,239	(6,239)
Total property operating expenses	82,635	76,962	5,673
Net operating income
Same store portfolio	155,454	147,488	7,966
Non-same store portfolio	33,856	9,684	24,172
Total net operating income	189,310	157,172	32,138

	Nine Months Ended September 30,
	2019	2018	Change
Management fees and other revenue	15,383	7,464	7,919
General and administrative expenses	(33,975)	(25,614)	(8,361)
Depreciation and amortization	(77,776)	(66,226)	(11,550)
Other (expense) income
Interest expense	(41,590)	(30,763)	(10,827)
Equity in (losses) earnings of unconsolidated real estate ventures	(4,962)	290	(5,252)
Acquisition costs	(783)	(471)	(312)
Non-operating (expense) income	(275)	69	(344)
Gain on sale of self storage properties	2,814	391	2,423
Other expense	(44,796)	(30,484)	(14,312)
Income before income taxes	48,146	42,312	5,834
Income tax expense	(959)	(469)	(490)
Net income	47,187	41,843	5,344
Net income attributable to noncontrolling interests	(56,292)	(21,098)	(35,194)
Net (loss) income attributable to National Storage Affiliates Trust	(9,105)	20,745	(29,850)
Distributions to preferred shareholders	(9,117)	(7,763)	(1,354)
Net (loss) income attributable to common shareholders	$(18,222)	$12,982	$(31,204)
Total Revenue
Our total revenue increased by $45.7 million, or 18.9%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase was primarily attributable to incremental revenue from 69 self storage properties acquired between October 1, 2018 and September 30, 2019, regular rental increases for in-place tenants, and an increase in total portfolio average occupancy from 88.5% for the nine months ended September 30, 2018 to 88.6% for the nine months ended September 30, 2019.
Rental Revenue
Rental revenue increased by $36.2 million, or 16.0%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. As discussed in Note 2 in Item 1, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $6.2 million of activity related to uncollectible accounts as a reduction to same store and non-same store rental revenue for the nine months ended September 30, 2018. The increase in rental revenue was due to a $33.5 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $3.2 million from seven self storage properties that were acquired between October 1, 2018 and December 31, 2018, and $19.3 million from 62 self storage properties acquired during the nine months ended September 30, 2019. Same store portfolio rental revenues increased $8.9 million, or 4.3%, due to a 3.7% increase, from $11.49 to $11.91, in average annualized rental revenue per occupied square foot, driven primarily by increased contractual lease rates for in-place tenants and fees and an increase in average occupancy from 88.7% for the nine months ended September 30, 2018 to 89.0% for the nine months ended September 30, 2019.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $1.6 million, or 21.3%, for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018. This increase primarily resulted from a $1.2 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.1 million from seven self storage properties that were acquired between October 1, 2018 and December 31, 2018, and $0.5 million from 62 properties acquired during the nine months ended September 30, 2019.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $15.4 million for the nine months ended September 30, 2019, compared to $7.5 million for the nine months ended September 30, 2018, an increase of $7.9 million. This increase was primarily attributable to incremental fees earned from the 2018 Joint Venture following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Property Operating Expenses
Property operating expenses were $82.6 million for the nine months ended September 30, 2019 compared to $77.0 million for the nine months ended September 30, 2018, an increase of $5.6 million, or 7.4%. As discussed in Note 2 in Item 1, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $6.2 million of activity related to uncollectible accounts as a reduction to same store and non-same store property operating expenses for the nine months ended September 30, 2018. The increase in property operating expenses resulted from a $10.5 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $0.9 million from seven self storage properties that were acquired between October 1, 2018 and December 31, 2018, and $6.1 million from 62 self storage properties acquired during the nine months ended September 30, 2019.
General and Administrative Expenses
General and administrative expenses increased $8.4 million, or 32.6%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $2.2 million primarily as a result of incremental fees related to the 69 self storage properties acquired between October 1, 2018 and September 30, 2019, costs related to our property management platform of $2.2 million, salaries and benefits of $1.7 million and equity-based compensation expense of $0.6 million.
Depreciation and Amortization
Depreciation and amortization increased $11.6 million, or 17.4%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. This increase was primarily attributable to incremental depreciation expense related to the 69 self storage properties acquired between October 1, 2018 and September 30, 2019, partially offset by a decrease in amortization of customer in-place leases from $9.2 million for the nine months ended September 30, 2018 to $8.6 million for the nine months ended September 30, 2019.
Interest Expense
Interest expense increased $10.8 million, or 35.2%, for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase in interest expense was primarily attributable to additional term loan borrowings subsequent to September 30, 2018 consisting of $155.0 million of additional term loan borrowings under the Company's credit facility, $75.0 million of borrowings under the 2028 Term Loan Facility, and $100.0 million of borrowings under the 2029 Term Loan Facility. Additionally, on August 30, 2019, our operating partnership issued the $150.0 million Senior Unsecured Notes in a private placement to certain accredited investors. The increase in interest expense from these additional borrowings was partially offset by lower outstanding borrowings under the Revolver.

Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of losses and earnings incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the nine months ended September 30, 2019, we recorded $5.0 million of equity in losses from our unconsolidated real estate ventures compared to $0.3 million of earnings for the nine months ended September 30, 2018. This was primarily the result of incremental losses from our 2018 Joint Venture driven by real estate depreciation and amortization of customer in-place leases following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Gain On Sale of Self Storage Properties
Gain on sale of self storage properties was $2.8 million for the nine months ended September 30, 2019, compared to $0.4 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we sold one self storage property to an unrelated third party for gross proceeds of $6.5 million and during the nine months ended September 30, 2018, we sold two self storage properties to unrelated third parties for gross proceeds of $5.5 million.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $56.3 million for the nine months ended September 30, 2019, compared to $21.1 million for the nine months ended September 30, 2018.
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
The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$16,514	$16,829	$47,187	$41,843
Add (subtract):
Real estate depreciation and amortization	27,279	22,164	76,816	65,332
Company's share of unconsolidated real estate venture real estate depreciation and amortization	5,197	1,954	16,126	4,709
Gain on sale of self storage properties	—	—	(2,814)	(391)
Company's share of unconsolidated real estate venture loss on sale of properties	—	205	202	205
Distributions to preferred shareholders and unitholders	(3,515)	(2,711)	(9,729)	(8,106)
FFO attributable to subordinated performance unitholders(1)	(9,100)	(7,358)	(24,855)	(19,415)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	36,375	31,083	102,933	84,177
Add:
Acquisition costs	321	141	783	471
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$36,696	$31,224	$103,716	$84,648

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	59,278	55,722	57,835	52,189
Weighted average restricted common shares outstanding	27	29	29	30
Weighted average OP units outstanding	30,483	28,910	30,217	29,009
Weighted average DownREIT OP unit equivalents outstanding	1,848	1,835	1,848	1,835
Weighted average LTIP units outstanding	535	715	605	689
Total weighted average shares and units outstanding - FFO and Core FFO	92,171	87,211	90,534	83,752

FFO per share and unit	$0.39	$0.36	$1.14	$1.01
Core FFO per share and unit	$0.40	$0.36	$1.15	$1.01

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Earnings (loss) per share - diluted	$(0.20)	$0.03	$(0.32)	$0.25
Impact of the difference in weighted average number of shares(1)	0.07	—	0.11	(0.10)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.26	0.14	0.62	0.25
Add real estate depreciation and amortization	0.30	0.25	0.85	0.78
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.06	0.02	0.18	0.06
Subtract gain on sale of self storage properties	—	—	(0.03)	—
FFO attributable to subordinated performance unitholders	(0.10)	(0.08)	(0.27)	(0.23)
FFO per share and unit	0.39	0.36	1.14	1.01
Add acquisition costs	0.01	—	0.01	—
Core FFO per share and unit	$0.40	$0.36	$1.15	$1.01

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
The following table presents a reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$16,514	$16,829	$47,187	$41,843
(Subtract) Add:
Management fees and other revenue	(5,374)	(3,148)	(15,383)	(7,464)
General and administrative expenses	12,039	8,848	33,975	25,614
Depreciation and amortization	27,598	22,469	77,776	66,226
Interest expense	14,432	10,656	41,590	30,763
Equity in losses (earnings) of unconsolidated real estate ventures	1,214	(242)	4,962	(290)
Acquisition costs	321	141	783	471
Income tax expense	223	282	959	469
Gain on sale of self storage properties	—	—	(2,814)	(391)
Non-operating expense (income)	8	(153)	275	(69)
Net Operating Income	$66,975	$55,682	$189,310	$157,172
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$16,514	$16,829	$47,187	$41,843
Add:
Depreciation and amortization	27,598	22,469	77,776	66,226
Company's share of unconsolidated real estate venture depreciation and amortization	5,197	1,954	16,126	4,709
Interest expense	14,432	10,656	41,590	30,763
Income tax expense	223	282	959	469
EBITDA	63,964	52,190	183,638	144,010
Add:
Acquisition costs	321	141	783	471
Gain on sale of self storage properties	—	—	(2,814)	(391)
Company's share of unconsolidated real estate venture loss on sale of properties	—	205	202	205
Equity-based compensation expense	1,153	1,022	3,373	2,808
Adjusted EBITDA	$65,438	$53,558	$185,182	$147,103

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
Our short-term liquidity requirements consist primarily of property operating expenses, property acquisitions, capital expenditures, general and administrative expenses and principal and interest on our outstanding indebtedness. A further short-term liquidity requirement relates to distributions to our common and preferred shareholders and holders of preferred units, OP units, LTIP units, subordinated performance units, DownREIT OP units and DownREIT subordinated performance units. We expect to fund short-term liquidity requirements from our operating cash flow, cash on hand and borrowings under our credit facility.
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
Cash Flows
At September 30, 2019, we had $44.7 million in cash and cash equivalents and $5.5 million of restricted cash, an increase in cash and cash equivalents of $31.6 million and an increase in restricted cash of $2.3 million from December 31, 2018. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $150.1 million for the nine months ended September 30, 2019 compared to $123.7 million for the nine months ended September 30, 2018, an increase of $26.4 million. Our operating cash flow increased primarily due to the seven self storage properties that were acquired between October 1, 2018 and December 31, 2018 that generated cash flow for the entire nine months ended September 30, 2019, and an additional 62 self storage properties acquired during the nine months ended September 30, 2019. Because these 69 self storage properties were acquired after September 30, 2018, our operating results for the nine months ended September 30, 2018 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for general and administrative expenses and interest expense.
Investing Activities
Cash used in investing activities was $364.4 million for the nine months ended September 30, 2019 compared to $460.5 million for the nine months ended September 30, 2018. The primary uses of cash for the nine months ended September 30, 2019 were for our acquisition of 62 self storage properties for cash consideration of $342.2 million, capital expenditures of $15.9 million, acquisition of the interest in a reinsurance company and related cash flows of $6.6 million, expenditures for corporate furniture, equipment and other of $7.0 million partially offset by $6.3 million of net proceeds from the sale of a self storage property and distributions received from our 2016 Joint Venture of $1.0 million. The primary uses of cash for the nine months ended September 30, 2018 were for our acquisition of 50 self storage properties and an expansion project to an existing property for cash consideration of $264.4 million, capital expenditures of $14.5 million, investments in our 2018 Joint Venture and 2016 Joint Venture of $165.6 million and deposits for potential acquisitions of $21.2 million, partially offset by $5.3 million of net proceeds from the sale of two self storage properties.

Capital expenditures totaled $15.9 million and $14.5 million during the nine months ended September 30, 2019 and 2018, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2019	2018
Recurring capital expenditures	$6,773	$4,030
Value enhancing capital expenditures	3,386	3,149
Acquisitions capital expenditures	6,547	7,511
Total capital expenditures	16,706	14,690
Change in accrued capital spending	(780)	(214)
Capital expenditures per statement of cash flows	$15,926	$14,476

Financing Activities
Cash provided by our financing activities was $248.1 million for the nine months ended September 30, 2019 compared to $340.2 million for the nine months ended September 30, 2018. Our sources of financing cash flows for the nine months ended September 30, 2019 primarily consisted of $572.0 million of borrowings under our credit facility, $100.0 million of borrowings under our 2029 Term Loan Facility, $150.0 million of borrowings under our Senior Unsecured Notes, $70.6 million of proceeds from the issuance of common shares and $43.6 million of proceeds from the issuance of Series A preferred shares. Our primary uses of financing cash flows for the nine months ended September 30, 2019 were for principal payments on existing debt of $560.3 million (which included $556.5 million of principal repayments under the Revolver and $3.8 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $55.8 million, distributions to common shareholders of $55.0 million, distributions to preferred shareholders of $9.1 million and payments for debt issue costs of $8.4 million. Our sources of financing cash flows for the nine months ended September 30, 2018 primarily consisted of $652.5 million of borrowings under our credit facility and 2023 Term Loan Facility and $175.7 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the nine months ended September 30, 2018 were for principal payments on existing debt of $387.0 million (which included $377.5 million of principal repayments under the Revolver, $5.8 million of fixed rate mortgage principal payoffs and $3.6 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $46.5 million, distributions to common shareholders of $45.2 million and distributions to preferred shareholders of $7.8 million.
Credit Facility and Term Loan Facilities
As discussed in Note 8 in Item 1, on July 29, 2019, we entered into a second amended and restated credit agreement with a syndicated group of lenders to increase the total borrowing capacity under the credit facility by $255.0 million for a total credit facility of $1.275 billion. Our credit facility consists of five components: (i) a Revolver which provides for a total borrowing commitment up to $500.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C and (v) a $175.0 million Term Loan D.

The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025 and the Term Loan D matures in July 2026. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity. As of September 30, 2019, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
We have the 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of September 30, 2019 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of September 30, 2019 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
For a summary of our financial covenants and additional detail regarding our credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility and fixed rate mortgages payable please see Note 8 in Item 1 and Note 8 to the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.
As discussed in Note 8 in Item 1, on April 24, 2019, we entered into a credit agreement to make available the 2029 Term Loan Facility that matures in April 2029 in an aggregate amount of $100.0 million. As of September 30, 2019 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%. We are required to comply with the same financial covenants under the 2029 Term Loan Facility as we are with the credit facility, 2023 Term Loan Facility and the 2028 Term Loan Facility. In addition, the terms of the 2029 Term Loan Facility contain customary affirmative and negative covenants that are consistent with those contained in the 2023 Term Loan Facility and 2028 Term Loan Facility, and, among other things, limit our ability to make distributions, make certain investments, incur debt, incur liens and enter into certain transactions.
2029 And 2031 Senior Unsecured Notes
As discussed in Note 8 in Item 1, on August 30, 2019, our operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 in a private placement to certain accredited investors.
Equity Transactions
Issuance of Common Shares and Series A Preferred Shares
During the nine months ended September 30, 2019, we sold 2,375,000 of our common shares and 1,785,680 of our Series A preferred shares through at the market offerings. The common shares were sold at an average offering price of $30.06 per share, resulting in net proceeds to us of approximately $70.6 million after deducting compensation payable by us to such agents and offering expenses. The Series A preferred shares were sold at an average offering price of $24.84 per share, resulting in net proceeds to us of approximately $43.6 million after deducting compensation payable by us to such agents and offering expenses.
During the nine months ended September 30, 2019, after receiving notices of redemption from certain OP unitholders, we elected to issue 287,479 common shares to such holders in exchange for 287,479 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 62 properties acquired during the nine months ended September 30, 2019, we issued $49.8 million of OP equity (consisting of 343,657 OP units, 340,702 Series A-1 preferred units and 1,125,351 subordinated performance units).
During the nine months ended September 30, 2019, the Company issued 863,148 OP units upon conversion of 913,680 subordinated performance units and 13,475 DownREIT OP units upon conversion of 15,377 DownREIT subordinated performance units further described under "Subordinated Performance Units and DownREIT Subordinated Performance Units" in Note 3 in Item 1 of this Quarterly Report.
Dividends and Distributions
On August 22, 2019 our board of trustees declared a cash dividend and distribution, respectively, of $0.32 per common share and OP unit to shareholders and OP unitholders of record as of September 13, 2019. On August 22, 2019, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 Preferred Unit to shareholders and unitholders of record as of September 13, 2019. On September 12, 2019, our board of trustees declared cash distributions of $9.1 million, in aggregate, to subordinated performance unitholders of record as of September 13, 2019. Such dividends and distributions were paid on September 30, 2019.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of September 30, 2019, our operating partnership had an aggregate of $1,630.8 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.

Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of September 30, 2019, an aggregate of $151.1 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of September 30, 2019, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of September 30, 2019, we did not have any debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps).
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 26, 2019 under the heading Item 1A. "Risk Factors" beginning on page 15, which is accessible on the SEC's website at www.sec.gov. During the nine months ended September 30, 2019, there have been no material changes to such risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2019.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended September 30, 2019, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 32,951 common shares to satisfy redemption requests from certain limited partners.
On September 17, 2019, the operating partnership issued 28,511 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, in exchange for cash in connection with the acquisition of self storage properties.
Following a two year lock-out period, holders of subordinated performance units may elect, only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate, to convert all or a portion of such subordinated performance units into OP units one time each year by submitting a completed conversion notice on or prior to December 1 of such year. All duly submitted conversion notices will become effective on the immediately following January 1. For additional information about the conversion or exchange of subordinated performance units into OP units, see Note 3 in Item 1 of this Quarterly Report.
As of October 31, 2019, other than those OP units held by the Company, after reflecting the transactions described herein, 33,065,992 OP units of its operating partnership were outstanding (including 760,173 outstanding LTIP units in the operating partnership and 1,848,261 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions).
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
Second Amended and Restated Credit Agreement dated as of July 29, 2019 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association and BMO Capital Markets Corp. as Co-Lead Arrangers and Co-Documentation Agents, Wells Fargo Securities, LLC as Co-Lead Arranger, Wells Fargo Bank, National Association, as Co-Documentation Agent, and CitiBank, N.A., as Co-Lead Arranger and Co-Documentation Agent for the Revolving Credit Facility

10.2*
Third Amendment to Credit Agreement, dated as of July 29, 2019, by and among NSA OP, LP, as Borrower, certain Subsidiaries of the Borrower party as Guarantors, National Storage Affiliates Trust, certain lenders party thereto, and Capital One, National Association, as Administrative Agent for the Lenders

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

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
Date: November 1, 2019