Form 10-K
period 2019-12-31
National Storage Affiliates Trust
filed 2020-02-26
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $1.7 billion as of June 30, 2019. As of February 25, 2020, 59,683,668 common shares of beneficial interest, $0.01 par value per share, were outstanding.

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
Statements regarding the following subjects, among others, may be forward-looking:
•market trends in our industry, interest rates, the debt and lending markets or the general economy;
•our business and investment strategy;
•the acquisition of properties, including those under contract, and the ability of our acquisitions to achieve underwritten capitalization rates and our ability to execute on our acquisition pipeline;
•the internalization of existing participating regional operators ("PROs") into the Company;
•the timing of acquisitions;
•our relationships with, and our ability and timing to attract additional, PROs;
•our ability to effectively align the interests of our PROs with us and our shareholders;
•the integration of our PROs and their managed portfolios into the Company, including into our financial and operational reporting infrastructure and internal control framework;
•our operating performance and projected operating results, including our ability to achieve market rents and occupancy levels, reduce operating expenditures and increase the sale of ancillary products and services;
•our ability to access additional off-market acquisitions;
•actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies and the execution and impact of these actions, initiatives and policies;
•the state of the U.S. economy generally or in specific geographic regions, states, territories or municipalities;
•economic trends and economic recoveries;
•our ability to obtain and maintain financing arrangements on favorable terms;
•general volatility of the securities markets in which we participate;
•changes in the value of our assets;
•projected capital expenditures;
•the impact of technology on our products, operations, and business;
•the implementation of our technology and best practices programs (including our ability to effectively implement our integrated Internet marketing strategy);
•changes in interest rates and the degree to which our hedging strategies may or may not protect us from interest rate volatility;
•impact of and changes in governmental regulations, tax law and rates, accounting guidance and similar matters;
•our ability to continue to qualify and maintain our qualification as a real estate investment trust for U.S. federal income tax purposes ("REIT");

•availability of qualified personnel;
•the timing of conversions of each series of Class B common units of limited partner interest ("subordinated performance units") in NSA OP, LP (our "operating partnership") and subsidiaries of our operating partnership into Class A common units of limited partner interest ("OP units") in our operating partnership, the conversion ratio in effect at such time and the impact of such convertibility on our diluted earnings (loss) per share;
•the risks of investing through joint ventures, including whether the anticipated benefits from a joint venture are realized or may take longer to realize than expected;
•estimates relating to our ability to make distributions to our shareholders in the future; and
•our understanding of our competition.
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
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2019, we held ownership interests in and operated a geographically diversified portfolio of 742 self storage properties, located in 35 states and Puerto Rico, comprising approximately 47.1 million rentable square feet, configured in approximately 378,000 storage units. According to the 2020 Self-Storage Almanac, we are the sixth largest owner and operator of self storage properties in the United States based on number of properties, self storage units, and rentable square footage. We completed our initial public offering in 2015 and our common shares of beneficial interest, $0.01 par value per share ("common shares") are listed on the New York Stock Exchange under the symbol "NSA."
Our executive chairman of the board of trustees and former chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our participating regional operators ("PROs"), with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' "managed portfolios", which means, with respect to each PRO, the portfolio of properties that such PRO manages on our behalf. A key component of this strategy is to capitalize on the local market expertise and knowledge of regional self storage operators by maintaining the continuity of their roles as property managers.

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
We believe that our national platform has significant potential for continued external and internal growth. We seek to further expand our platform by continuing to recruit additional established self storage operators as well as opportunistically partnering with institutional funds and other institutional investors in strategic joint venture arrangements while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. We are currently engaged in preliminary discussions with additional self storage operators and believe that we could add one to three more PROs in addition to the PROs we have currently, which will enhance our existing geographic footprint and allow us to enter regional markets in which we currently have limited or no market share. We are also currently under contract to internalize an existing PRO, subject to the satisfaction of customary closing conditions. See "SecurCare Internalization" below.
Our PROs
The Company had ten PROs as of December 31, 2019: SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern") and affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage ("Moove In").
To capitalize on their recognized and established local brands, our PROs continue to function as property managers for their managed portfolios under their existing brands (which include various brands in addition to those discussed below). Over the long-run, we may seek to brand or co-brand each location as part of NSA.
•SecurCare, which is headquartered in Lone Tree, Colorado, has been operating since 1988 and is one of our PROs responsible for covering the west, mountain, midwest and southeast regions. SecurCare provided property management services to 215 of our properties located in California, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina and Texas as of December 31, 2019. SecurCare is currently managed by David Cramer, who has worked in the self storage industry for more than 20 years.
•Northwest, which is headquartered in Portland, Oregon, is our PRO responsible for covering the northwest region. Northwest provided property management services to 78 of our properties located in Idaho, Oregon and Washington as of December 31, 2019. Northwest is led by Kevin Howard, a former member of our board of trustees, who founded Northwest over 30 years ago and is recognized in the industry for his successful track record as a self storage specialist in the areas of design and development, operations and property management, consultation, and brokerage.

•Optivest, which is based in Dana Point, California, is one of our PROs responsible for covering portions of the northeast and southwest regions. Optivest managed 64 of our properties located in Arizona, California, Massachusetts, Nevada, New Hampshire, New Mexico and Texas as of December 31, 2019. Optivest is run by its co-founder, Warren Allan, who has more than 25 years of financial and operational management experience in the self storage industry and is recognized as a self storage acquisition and development specialist.
•Guardian, which is based in Irvine, California, is one of our PROs responsible for covering portions of the southern California and southwest regions. Guardian managed 55 of our properties located in California, Arizona and Nevada as of December 31, 2019. Guardian is led by John Minar, who has nearly 40 years of self storage acquisition, rehabilitation, ownership, operations and development experience.
•Move It, which is based in Dallas, Texas, is one of our PROs responsible for covering portions of the Texas and southeast markets. Move It managed 33 of our properties located in Alabama, Florida, Louisiana, Mississippi and Texas as of December 31, 2019. Move It is led by its founder, Tracy Taylor, who has more than 40 years of experience in self storage development, acquisition and management, and is currently on the board of directors for the Large Owners Council of the Self Storage Association and is a former Chairman of the Self Storage Association.
•Storage Solutions, which is based in Chandler, Arizona, is our PRO responsible for covering portions of the Arizona and Nevada markets. Storage Solutions managed 10 of our properties in Arizona and Nevada as of December 31, 2019. Storage Solutions is led by its founder, Bill Bohannan, who is one of the largest operators in Phoenix and has more than 35 years of self storage acquisition, development and management experience. Mr. Bohannan is recognized in the industry as a self storage acquisition, development and management specialist.
•Hide-Away, which is based in Sarasota, Florida, is our PRO responsible for covering the western Florida market. Hide-Away managed 22 of our properties in western Florida as of December 31, 2019. Hide-Away is led by its founder, Steve Wilson, one of the early developers of the self storage business, who served for more than 35 years as the President of Hide-Away and its related entities, and is a former Chairman of the Self Storage Association.
•Personal Mini, which is based in Orlando, Florida, is our PRO responsible for covering portions of the central Florida market. Personal Mini managed eight of our properties in central Florida as of December 31, 2019. Personal Mini is led by Marc Smith, a self storage investor who has been involved in all facets of the self storage business. Mr. Smith is a past Chairman of the Self Storage Association, and also previously served as president of the Southeast Region of the Self Storage Association.
•Southern, which is based in Palm Beach Gardens, Florida, is one of our PROs responsible for covering portions of Arizona and the southeast region, including New Orleans, the Florida Panhandle, southern Georgia, and Puerto Rico. Southern managed 29 of our properties in Arizona, Louisiana, the Florida Panhandle, southern Georgia, and Puerto Rico as of December 31, 2019. Southern is led by Bob McIntosh and Peter Cowie, who are active real estate operators with more than 30 years of self storage experience.
•Moove In, which is based in York, Pennsylvania, is our PRO responsible for covering portions of the northeast region, including portions of Pennsylvania, Massachusetts, and New Jersey. Moove In managed 11 of our properties in Pennsylvania, Massachusetts, and New Jersey as of December 31, 2019. Moove In is led by John Gilliland, a past Chairman of the Self Storage Association.
We benefit from the local market knowledge and active presence of our PROs, allowing us to build and foster important customer and industry relationships. These local relationships provide attractive off-market acquisition opportunities that we believe will continue to fuel additional external growth.
We believe our structure allows our PROs to optimize their established property management platforms while addressing financial and operational hurdles. Before joining us, our PROs faced challenges in securing low cost capital and had to manage multiple investors and lending relationships, making it difficult to compete with larger competitors, including public REITs, for acquisition and investment opportunities. Our PROs were also limited in their ability to raise growth capital through the sale of assets, a portfolio refinancing, or capital contributions from new equity partners. Serving as our on-the-ground acquisition teams, our PROs now have access to our broader financing sources and lower cost of capital, while our national platform allows them to benefit from economies of scale to drive operating efficiencies in a rapidly evolving, technology-driven industry.
SecurCare Internalization
On February 24, 2020, we entered into a definitive agreement with SecurCare to merge SecurCare into a wholly owned subsidiary of the Company. As a result of the merger, SecurCare's property management platform and related intellectual property will be internalized by us. As part of the internalization, most of SecurCare's employees, including its president and chief executive officer, David Cramer, and its other key persons, will be offered employment by us and will continue managing SecurCare's portfolio of properties under the brand SecurCare as members of our existing property management platform. Mr. Cramer will replace Steven B. Treadwell as our chief operating officer and executive vice president effective at or around the closing of the merger. As a result of the merger, we will no longer pay any fees or reimbursements to SecurCare and distributions on the series of subordinated performance units related to SecurCare's managed portfolio will be discontinued. The transactions are expected to close during the second quarter of 2020, subject to customary closing conditions. However, there is no assurance that the transactions will be consummated at all or at the time or pursuant to the terms currently contemplated. For additional information, see the current report on Form 8-K that we filed with the Securities and Exchange Commission on February 24, 2020.
Our Consolidated Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. As of December 31, 2019, we owned a geographically diversified portfolio of 567 self storage properties, located in 29 states and Puerto Rico, comprising approximately 34.5 million rentable square feet, configured in approximately 275,000 storage units. Of these properties, 265 were acquired by us from our PROs, 301 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8). A complete listing of, and additional information about, our self storage properties is included in Item 2 of this report.
During the year ended December 31, 2019, we acquired 69 consolidated self storage properties, of which 19 were acquired by us from our PROs, 49 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture. The following is a summary of our 2019 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
2019 Acquisitions:
Florida	12	5,400	653,564	$90,580
Louisiana	12	6,052	682,729	69,330
Texas	11	5,292	801,344	79,688
Georgia	10	5,113	658,636	70,134
Pennsylvania	6	2,665	299,125	33,162
Idaho	3	925	202,545	12,450
New Jersey	3	1,436	191,304	18,182
New Mexico	3	1,950	233,868	28,221
Arizona	2	801	97,320	11,475
Massachusetts	2	1,454	124,200	12,312
Missouri	2	861	103,726	9,066
Other(1)	3	1,011	128,937	13,230
Total	69	32,960	4,177,298	$447,830

(1) Self storage properties in other states acquired during the year ended December 31, 2019 include Maryland, New Hampshire and Oregon.

During the year ended December 31, 2019, we sold one self storage property to an unrelated third party for $6.5 million. The self storage property comprised less than 0.1 million rentable square feet configured in approximately 500 storage units.
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
2018 Joint Venture
As of December 31, 2019, our 2018 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated 103 self storage properties containing approximately 7.7 million rentable square feet, configured in over 63,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2019, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 72 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states. During the year ended December 31, 2019, our 2016 Joint Venture sold to the Company one self storage property for $4.1 million, comprising less than 0.1 million rentable square feet, configured in approximately 300 storage units.
Our Property Management Platform
Through our property management platform, branded iStorage, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures. We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs. Over time, as PROs retire, we may we transfer management of all or part of an existing PRO's managed portfolio to our or another PRO's property management platform.

As of December 31, 2019, our property management platform managed and controlled 42 of our consolidated properties in select markets in California, Illinois, Kansas, Maryland, Missouri, Ohio, Texas and Virginia.
Our Competitive Strengths
We believe our unique PRO structure combined with our property management platform allows us to differentiate ourselves from other self storage operators, and the following competitive strengths enable us to effectively compete against our industry peers:
High Quality Properties in Key Growth Markets.    We held ownership interests in and operated a geographically diversified portfolio of 742 self storage properties, located in 35 states and Puerto Rico, comprising approximately 47.1 million rentable square feet, configured in approximately 378,000 storage units as of December 31, 2019. Over 75% of our consolidated portfolio is located in the top 100 MSAs, based on our 2019 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
Differentiated, Growth-Oriented Strategy Focused on Established Operators.    We are a self storage REIT with a unique structure that supports our differentiated external growth strategy. Our PRO structure appeals to operators who are looking for access to growth capital while maintaining an economic stake in the self storage properties that each manages on the Company's behalf. These attributes entice operators to join the Company rather than sell their properties for cash consideration. Through our PRO structure, we seek to attract operators who are confident in the future performance of their properties and desire to participate in the growth of the Company. We have successfully recruited established operators across the United States with a history of efficient property management and a track record of successful acquisitions. Our structure and differentiated strategy have enabled us to build a substantial captive pipeline from existing operators as well as potentially create external growth from the recruitment of additional PROs.
Integrated Platform Utilizing Advanced Technology for Enhanced Operational Performance and Best Practices.    Our national platform allows us to capture cost savings through integration and centralization, thereby eliminating redundancies and utilizing economies of scale across the property management platforms of us and our PROs. As compared to a stand-alone operator, our national platform has greater access to lower-cost capital, reduced Internet marketing costs per customer lead, discounted property insurance expense, and reduced overhead costs. In addition, the Company has sufficient scale for various centralized functions, including financial reporting, the operation of call centers, expanding cell tower leasing, a national credit card processing program, marketing, information technology, legal support, and capital market functions, to achieve substantial cost savings over smaller, individual operators.
Our national platform utilizes advanced technology for our data warehouse program, Internet marketing, our centralized call centers, financial and property analytic dashboards, revenue optimization analytics and expense management tools to enhance operational performance. These centralized programs, which are run through our Technology and Best Practices Group, are positively impacting our business performance, and we believe that they will continue to be a driver of organic growth going forward. We will continue to utilize our Technology and Best Practices Group to help us benefit from the collective sharing of key operating strategies among our PROs in areas like human resource management, local marketing and operating procedures and building tenant insurance-related arrangements.
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
Acquire Built-in Captive Pipeline of Target Properties from Existing PROs.    We have an attractive, high quality potential acquisition pipeline (our "captive pipeline") of approximately 140 self storage properties valued at approximately $1.4 billion that will continue to drive our future growth. We consider a property to be in our captive pipeline if it (i) is under a management service agreement with one of our PROs, (ii) meets our property quality criteria, and (iii) is either required to be offered to us under the applicable facilities portfolio management agreement or a PRO has a reasonable basis to believe that the controlling owner of the property intends to sell the property in the next seven years.
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
Access Additional Off-Market Acquisition Opportunities.    Our PROs and their "on-the-ground" personnel have established an extensive network of industry relationships and contacts in their respective markets. Through these local connections, our PROs are able to access acquisition opportunities that are not publicly marketed or sold through auctions. Our structure incentivizes our PROs to source acquisitions in their markets from third-party sellers and consolidate these properties into the Company. Other public self storage companies generally have acquisition teams located at their central offices, which in many instances are far removed from regional and local markets. We believe our operators' networks and close familiarity with the other operators in their markets provide us clear competitive advantages in identifying and selecting attractive acquisition opportunities. Our PROs have sourced 265 acquisitions from third-party sellers comprising approximately 18.0 million rentable square feet as of December 31, 2019.
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
As of December 31, 2019, our unsecured credit facility provided for total borrowings of $1.275 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $500.0 million, under which we may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), and (v) a $175.0 million tranche D term loan facility (the "Term Loan D"). As of December 31, 2019, we had the entire amounts drawn on Term Loan A, Term Loan B, Term Loan C and Term Loan D and we had no outstanding borrowings under the Revolver, and the capacity to borrow an additional $494.3 million under the Revolver while remaining in compliance with the credit facility's financial covenants. As of December 31, 2019, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
We have a credit agreement with a syndicated group of lenders for a term loan facility that matures in June 2023 (the "2023 Term Loan Facility") and is separate from the credit facility in an aggregate amount of $175.0 million. As of December 31, 2019 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a credit agreement with a lender for a term loan facility that matures in December 2028 (the "2028 Term Loan Facility") and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of December 31, 2019 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
On April 24, 2019, we entered into a credit agreement with a lender for a term loan facility that matures in April 2029 (the "2029 Term Loan Facility") and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2019 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
The credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility and 2029 Term Loan Facility each contain the same financial covenants and customary affirmative and negative covenants that, among other things, could limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
On August 30, 2019, our operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 (the "2029 Senior Unsecured Notes") and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 (the "2031 Senior Unsecured Notes" and together with the 2029 Senior Unsecured Notes, the "Senior Unsecured Notes") in a private placement to certain institutional accredited investors. The Senior Unsecured Notes are subject to customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
We expect to employ leverage in our capital structure in amounts determined from time to time by our board of trustees. Although our board of trustees has not adopted a policy which limits the total amount of indebtedness that we may incur, it will consider a number of factors in evaluating our level of indebtedness from time to time, as well as the amount of such indebtedness that will be either fixed and variable-rate, and in making financial decisions, including, among others, the following:
•the interest rate of the proposed financing;
•the extent to which the financing impacts our flexibility in managing our properties;

•prepayment penalties and restrictions on refinancing;
•the purchase price of properties we acquire with debt financing;
•our long-term objectives with respect to the financing;
•our target investment returns;
•the ability of particular properties, and the Company as a whole, to generate cash flow sufficient to cover expected debt service payments;
•overall level of consolidated indebtedness;
•timing of debt maturities;
•provisions that require recourse and cross-collateralization;
•corporate credit ratios including debt service coverage, debt to total market capitalization and debt to undepreciated assets; and
•the overall ratio of fixed- and variable-rate debt.
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
Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. For additional information on the ADA, see "Item 1A. Risk Factors—Risks Related to Our Business—Costs associated with complying with the ADA may result in unanticipated expenses."
Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.
Under the Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), and comparable state laws, we may be required to investigate and remediate regulated hazardous materials at one or more of our properties. For additional information on environmental matters and regulation, see "Item 1A. Risk Factors—Risks Related to Our Business—Environmental compliance costs and liabilities associated with operating our properties may affect our results of operations."
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
U.S. Federal Income Tax Legislation
On December 22, 2017, Congress enacted H.R. 1, also known as the Tax Cuts and Jobs Act of 2017 ("TCJA"). The TCJA made major changes to the Internal Revenue Code, including the reduction of the tax rates applicable to individuals and subchapter C corporations, a reduction or elimination of certain deductions (including new limitations on the deductibility of interest expense), permitting immediate expensing of capital expenditures and significant changes in the taxation of earnings from non-U.S. sources. The effect of the significant changes made by the TCJA remains uncertain, and additional administrative guidance is still required in order to fully evaluate the effect of many provisions. In addition, final regulations implementing certain of these new rules have not yet been issued and additional changes or corrections may still be forthcoming. While we do not currently expect this reform to have a significant impact to the Company's consolidated financial statements, stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in the Company's common stock.
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

Employees
As of December 31, 2019, the Company had 459 employees, which includes employees of our property management platform but does not include persons employed by our PROs. As of December 31, 2019, our PROs, collectively, had approximately 1,100 full-time and part-time employees involved in management, operations, and reporting with respect to our self storage property portfolio.
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
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in our markets in California, Oregon, Florida, Texas, Georgia, Arizona and North Carolina, which accounted for approximately 22%, 11%, 10%, 10%, 6%, 6% and 5%, respectively, of our total rental and other property-related revenues for the year ended December 31, 2019, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represented a significant concentration of our 2019 revenues. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:
•business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics;
•periods of economic slowdown or recession, declining demand for self storage or the public perception that any of these events may occur;
•local or regional real estate market conditions, such as competing properties or products, the oversupply of self storage, vacancies or changes in self storage space market rents, or a reduction in demand for self storage in a particular area; and
•perceptions by prospective tenants of the safety, convenience and attractiveness of our properties and the neighborhoods in which they are located.
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
Our ability to acquire properties on favorable terms and successfully integrate and operate them, including integrating them into our financial and operational reporting infrastructure in a timely manner, may be constrained by the following significant risks:
•we face competition from national (e.g., large public and private self storage companies, institutional investors and private equity funds), regional and local owners, operators and developers of self storage properties, which may result in higher property acquisition prices and reduced yields;
•we may not be able to achieve satisfactory completion of due diligence investigations and other customary closing conditions;
•we may fail to finance an acquisition on favorable terms or at all;
•we may spend more time and incur more costs than budgeted to make necessary improvements or renovations to acquired properties;
•we may experience difficulties in effectively integrating the financial and operational reporting systems of the properties or portfolios we acquire into (or supplanting such systems with) our financial and operational reporting infrastructure and internal control framework in a timely manner; and
•we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, tax liabilities, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties. The sellers or contributors of properties may make limited representations and warranties to us about the properties and may agree to indemnify us for a certain period of time following the closing for breaches of those representations and warranties. However, any resulting liabilities identified may not fall within the scope or time frame covered by the indemnification, and we may be required to bear those liabilities, which may materially and adversely affect our operating results, financial condition and business.
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
Our property taxes could increase due to various reasons, including changes in law and a reassessment as a result of our contribution transactions, which could adversely impact our operating results and cash flow.
The value of our properties may be reassessed for property tax purposes by taxing authorities including as a result of our acquisition and contribution transactions. Our property taxes could also increase due to changes in tax rates or removal of limitations on the amount by which our property taxes or property reassessments may increase. For example, there is a vote to remove certain Proposition 13 protections in the State of California for owners of commercial real estate, including self storage properties, which will be included on California's November 2020 ballot. Proposition 13 currently limits annual real estate tax increases of assessed value of real property. If the vote to remove these protections is successful, it would increase the assessed value and/or tax rates applicable to commercial property in California, including self storage properties. We currently have 83 consolidated properties and 10 unconsolidated properties in California. Accordingly, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past or from what we expected in connection with our underwriting activities. If the property taxes we pay increase, our operating results and cash flow would be adversely impacted, and our ability to pay any expected dividends to our shareholders could be adversely affected.
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
We and our PROs are increasingly dependent upon automated information technology processes and Internet commerce, and many of our and their tenants come from the telephone or over the Internet. Moreover, the nature of our and our PROs' business involves the receipt and retention of certain personal information about such tenants. In many cases, we and our PROs also rely significantly on third-party vendors to retain data, process transactions and provide other systems services. Our networks and operations could be disrupted, and sensitive data could be compromised, by physical or electronic security breaches, targeted against us, our PROs, our vendors or other organizations, including financial markets or institutions, including by way of or through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, phishing, employee theft or misuse, or inadequate security controls. Although we make efforts to protect the security and integrity of our networks and systems, there can be no assurance that these efforts and measures will be effective or that attempted security breaches or disruptions would not be successful, as such attacks and breaches may be difficult to detect (or not detected at all) and are becoming more sophisticated. In such event, we may experience business interruptions; data loss, ransom, misappropriation, or corruption; theft or misuse of confidential or proprietary information; or litigation and investigation by tenants, governmental or regulatory agencies, or other third parties, which could result in the payment of fines, penalties and other damages. Such events could also have other adverse impacts on us, including breaches of debt covenants or other contractual or REIT compliance obligations, late or misstated financial reports, and significant diversion of management attention and resources. As a result, such events could have a material adverse effect on our financial condition, results of operations and cash flows and harm our business reputation or have such effects on our PROs.
We may become subject to litigation or threatened litigation that may divert management's time and attention, require us to pay damages and expenses or restrict the operation of our business.
We may become subject to disputes, including class or collective actions, with customers (or prospective customers), employees, commercial parties with whom we maintain relationships or other parties with whom we do business or have interacted. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management's ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant and may not be covered by insurance. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.
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
Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate have imposed or in the future may impose restrictions and requirements on the use of personal information by those collecting such information. For example, the California Consumer Privacy Act of 2018, which became effective as of January 1, 2020, provides consumers with expansive rights and control over personal information obtained by or shared with certain covered businesses. Changes to law or regulations or the passage of new laws affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information.
Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition, operating results and cash flow.
We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable either in total or in part (due to location or otherwise), such as losses due to earthquakes, hurricanes, tornadoes, floods, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property. In addition, if any such loss is insured, we may be required to pay significant amounts on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss. As a result, our operating results may be adversely affected.
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
Our success depends, to a significant extent, on the continued services of Arlen D. Nordhagen, Tamara D. Fischer and Brandon S. Togashi and the other members of our senior management team. We have entered into employment agreements with Mr. Nordhagen, Ms. Fischer and Mr. Togashi and these employment agreements provide for an initial three-year term of employment and automatic one-year extensions thereafter unless either party provides at least 90 days' notice of non-renewal. Notwithstanding these agreements, there can be no assurance that any of them will remain employed by us. The loss of services of one or more members of our senior management team could harm our business and our prospects.
We invest in strategic joint ventures that subject us to additional risks.
Some of our investments are, and in the future may be, structured as strategic joint ventures. Part of our strategy is to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios through a promoted return structure. These arrangements are driven by the magnitude of capital required to complete the acquisitions and maintain the acquired portfolios. Such arrangements involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, partners or co-venturers might at any time have economic or other business interests or goals different from us and or in competition with us.
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
Our PROs are entities that have contributed or will contribute through contribution agreements, self storage properties, or legal entities owning self storage properties, to our operating partnership or DownREIT partnerships in exchange for ownership interests in our operating partnership or DownREIT partnerships. As part of each transaction, our PROs make and have made limited representations and warranties to our operating partnership regarding the entities, properties and other assets to be acquired by our operating partnership or DownREIT partnerships in the contribution and generally agree to indemnify our operating partnership for 12 months after the closing of the contribution for breaches of such representations. Such indemnification is limited, however, and our operating partnership is not entitled to any other indemnification in connection with the contributions. In addition, following each contribution from a PRO, the day-to-day operations of each of the managed properties will be managed by the PRO who was the principal of the applicable self storage property portfolios prior to the contribution. In addition, certain key persons of our PROs are members of our board of trustees, members of our PRO advisory committee or are executive officers of the Company. Consequently, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements and any other agreements with our PROs due to our desire to maintain our ongoing relationship with our PROs, which could adversely affect our operating results and business.
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
Under the facilities portfolio management agreements, after a two year period following the later of completion of our initial public offering or the initial contribution of their properties to us, a PRO may elect, or be required, to "retire" from the self storage business. Upon a retirement event, management of the properties will be transferred to us (or our designee) in exchange for OP units with a value equal to four times the average of the normalized annual EBITDA from the management contracts related to such PRO's managed portfolio over the immediately preceding 24-month period. As a result of this transfer, we may become exposed to new and additional costs and risks. Accordingly, the retirement of a PRO may adversely effect our financial condition and operating results. For example, in connection with a retiring PRO's internalization into the Company, there can be no assurance that the Company will be able to retain such retiring PRO's employees, successfully hire new employees, or effectively integrate such employees and the retiring PRO's property management platform into the Company's or another PRO's property management platforms.
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
Conflicts of interest could arise with respect to the interests of holders of OP units (including subordinated performance units), on the one hand, which include members of our senior management team, PROs, and trustees (including Arlen D. Nordhagen, our executive chairman of the board of trustees and former chief executive officer) and us and our shareholders, on the other. In particular, the consummation of certain business combinations, the sale, disposition or transfer of certain of our assets or the repayment of certain indebtedness that may be desirable to us and our shareholders could have adverse tax consequences to such unit holders. In addition, our trustees and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, we have fiduciary duties, as a general partner, to our operating partnership and to the limited partners under Delaware law in connection with the management of our operating partnership. Our duties as a general partner to our operating partnership and its partners may come into conflict with the duties of our trustees and officers to the Company and our shareholders. The partnership agreement of our operating partnership does not require us to resolve such conflicts in favor of either the Company or the limited partners in our operating partnership. Further, there can be no assurance that any procedural protections we implement to address these or other conflicts of interest will result in optimal outcomes for us and our shareholders.
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
Our declaration of trust limits the liability of our present and former trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former trustees and officers will not have any liability to us or our shareholders for money damages other than liability resulting from:
•actual receipt of an improper benefit or profit in money, property or services; or
•active and deliberate dishonesty by the trustee or officer that was established by a final judgment and is material to the cause of action.
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
Our level of debt and the limitations imposed on us by our debt agreements could have significant adverse consequences, including the following:
•our cash flow may be insufficient to meet our required principal and interest payments;
•we may be unable to borrow additional funds as needed or on favorable terms, including to make acquisitions or to continue to make distributions required to maintain our qualification as a REIT;
•we may be unable to refinance our indebtedness at maturity or the refinancing terms may be less favorable than the terms of our original indebtedness;
•because a portion of our debt may bear interest at variable rates that are not hedged, a material increase in interest rates could materially increase our interest expense;
•we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
•our debt level could place us at a competitive disadvantage compared to our competitors with less debt;
•we may experience increased vulnerability to economic and industry downturns, reducing our ability to respond to changing business and economic conditions;
•we may default on our obligations and the lenders or mortgagees may foreclose on our properties that secure their loans and receive an assignment of rents and leases;
•we may default on our obligations and the lenders or mortgagees may enforce our guarantees;
•we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and
•our default under any one of our mortgage loans with cross-default or cross-collateralization provisions could result in a default on other indebtedness or result in the foreclosures of other properties.
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
As of December 31, 2019, we had approximately $1.5 billion of debt outstanding, of which all debt subject to variable interest rates was fixed pursuant to interest rate swap agreements with no debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). Although the credit markets have recently experienced historic lows in interest rates, if interest rates rise, the interest rates on variable-rate debt that we may incur in the future could be higher than current levels, which could increase our financing costs and decrease our cash flow and our ability to pay cash distributions to our shareholders.
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
Our credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility and Senior Unsecured Notes contain (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, cap our total leverage at 60% of our gross asset value, provided, however, that we are permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in our credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility and Senior Unsecured Notes) occurs, require us to have a maximum unsecured debt to unencumbered asset value ratio not to exceed 60%, provided, however, the we are be permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in our credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility and Senior Unsecured Notes) occurs. In the event that we fail to satisfy our covenants, we would be in default under our credit agreements or note purchase agreement and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of such covenants could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.
Uncertainty regarding the London interbank offered rate ("LIBOR") may adversely impact our borrowings and interest rating hedging.
In July 2017, the U.K. Financial Conduct Authority announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021 (the "LIBOR Transition Date"). It is unclear if LIBOR will cease to exist at that time, whether new methods of calculating LIBOR will be established, or if an alternative reference rate will be established. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve, has recommended the Secured Overnight Financing Rate ("SOFR") as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is calculated based on overnight transactions under repurchase agreements, backed by Treasury securities. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. Many of our debt agreements and our interest rate swap agreements are linked to LIBOR, including our Credit Facility, 2023 Term Loan Facility, 2028 Term Loan Facility and 2029 Term Loan Facility. Before the LIBOR Transition Date, we may need to amend such agreements that utilize LIBOR as a factor in determining the interest rate based on a new standard that is established, if any. However, these efforts may not be successful in mitigating the legal and financial risk from changing the reference rate in our legacy agreements. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common shares.
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
To qualify as a REIT, we must ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources and passive income such as dividends and interest. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, U.S. government securities and qualified real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets) or more than 10% of the total value of the outstanding securities of any one issuer (other than government securities, securities of corporations that are treated as TRSs and qualified real estate assets). In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets), no more than 20% of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.
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
No more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. This requirement limits the extent to which we can conduct our activities through TRSs. The values of some of our assets, including assets that we hold through TRSs, may not be subject to precise determination, and values are subject to change in the future. Furthermore, if a REIT lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the TRS. In addition, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis. We intend to structure transactions with any TRS on terms that we believe are arm's length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that we will be able to avoid application of the 100% tax.
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
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument (a) hedges interest rate risk on liabilities used to carry or acquire real estate assets or (b) hedges an instrument described in clause (a) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) the relevant instrument is properly identified under applicable Treasury regulations. Income from hedging transactions that does not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit to us, although, subject to limitation, such losses may be carried forward to offset future taxable income of the TRS.
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
The TCJA, which was signed into law on December 22, 2017, significantly changes U.S. federal income tax laws applicable to businesses and their owners, including REITs and their shareholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. For additional discussion, see "U.S. Federal Income Tax Legislation".
Risks Related to Our Common Shares and Preferred Shares
Common shares and preferred shares eligible for future sale may have adverse effects on our share price.
Subject to applicable law and the rules of any stock exchange on which our shares may be listed or traded, our board of trustees, without common shareholder approval, may authorize us to issue additional authorized and unissued common shares and preferred shares on the terms and for the consideration it deems appropriate and may amend our declaration of trust to increase the total number of shares, or the number of shares of any class or series, that we are authorized to issue. In addition, our operating partnership may issue OP units, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into common shares after an agreed period of time and certain other conditions, preferred units of limited partnership interest, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into our 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") and subordinated performance units, which are only convertible into OP units beginning two years following the initial issuance of the applicable series and then (i) at the holder's election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations. Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if all such subordinated performance units were convertible into OP units as of December 31, 2019, each subordinated performance unit would on average hypothetically convert into 1.48 OP units, or into an aggregate of approximately 22.8 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2019. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
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
Historically, we have paid quarterly common share dividends to our shareholders and quarterly distributions to our operating partnership unitholders, and we intend to continue to pay quarterly dividends to our shareholders and to make quarterly distributions to our operating partnership unitholders in amounts such that all or substantially all of our net taxable income in each year is distributed, which, along with other factors, should enable us to continue to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividends payment level, and all future distributions will be made at the discretion of our board of trustees. Our ability to pay dividends will depend upon, among other factors:
•the operational and financial performance of our properties;
•capital expenditures with respect to existing and newly acquired properties;
•general and administrative expenses associated with our operation as a publicly-held REIT;
•maintenance of our REIT qualification;
•the amount of, and the interest rates on, our debt and the ability to refinance our debt;
•the absence of significant expenditures relating to environmental and other regulatory matters; and
•other risk factors described in this Annual Report on Form 10-K.
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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2019, we held ownership interests in and operated a geographically diversified portfolio of 742 self storage properties, located in 35 states and Puerto Rico, comprising approximately 47.1 million rentable square feet, configured in approximately 378,000 storage units. Of these properties, we consolidated 567 self storage properties that contain approximately 34.5 million rentable square feet and we held a 25% ownership interest in 175 unconsolidated real estate venture properties that contain approximately 12.6 million rentable square feet.
The following table sets forth summary information regarding our consolidated properties by state as of December 31, 2019.

	Number of	Number of	Rentable	% of Rentable	Period-end
State/Territory	Properties	Units	Square Feet	Square Feet	Occupancy
California(1)	83	49,618	6,226,952	18.1%	88.4%
Texas	71	29,465	4,218,584	12.2%	86.6%
Oregon	61	24,498	3,105,199	8.9%	81.1%
Florida	46	28,956	3,021,295	8.8%	86.4%
Georgia	44	19,044	2,547,949	7.4%	87.7%
North Carolina	33	15,377	1,885,479	5.5%	90.8%
Arizona	31	16,893	1,925,442	5.6%	86.9%
Oklahoma	30	13,848	1,902,842	5.5%	87.5%
Louisiana(1)	26	12,336	1,538,959	4.5%	84.8%
Indiana	16	8,777	1,134,820	3.3%	89.6%
Kansas	16	5,713	763,249	2.2%	86.6%
Washington	14	4,496	578,723	1.7%	80.1%
Nevada	13	6,678	844,811	2.4%	89.4%
Colorado	11	5,048	615,456	1.8%	84.2%
New Hampshire	11	4,727	576,995	1.7%	90.3%
Missouri	9	3,859	490,023	1.4%	74.7%
Ohio	8	3,642	461,393	1.3%	88.5%
Puerto Rico	6	4,460	431,612	1.3%	89.9%
Pennsylvania	6	2,647	298,615	0.9%	89.4%
New Mexico	5	3,108	389,743	1.1%	87.1%
Illinois	4	1,993	271,136	0.8%	86.0%
Maryland	4	1,993	214,337	0.6%	88.5%
South Carolina	4	1,212	147,580	0.4%	91.2%
Idaho	3	843	170,229	0.5%	94.3%
Massachusetts	3	1,737	166,650	0.5%	95.0%
Mississippi	3	864	114,311	0.3%	79.6%
New Jersey	3	1,436	191,124	0.6%	83.7%
Kentucky	1	380	60,950	0.2%	83.7%
Alabama	1	762	110,616	0.3%	84.7%
Virginia	1	597	80,335	0.2%	83.4%
Total/Weighted Average	567	275,007	34,485,409	100.0%	86.8%

(1) Six of the California properties and two of the Louisiana properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 13. Leases" in Item 8. "Financial Statements and Supplementary Data."

The following table sets forth summary information regarding our unconsolidated real estate venture properties by state as of December 31, 2019.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
Florida	27	15,374	1,721,835	13.6%	81.7%
Michigan	24	15,616	1,977,773	15.7%	87.6%
New Jersey	15	10,524	1,225,838	9.7%	88.1%
Alabama	14	5,533	826,475	6.6%	86.1%
Ohio	14	8,787	1,064,746	8.4%	85.6%
Georgia	11	6,141	872,333	6.9%	87.0%
California	10	6,197	754,379	6.0%	87.2%
Other(1)	60	34,938	4,171,544	33.1%	84.6%
Total	175	103,110	12,614,923	100.0%	85.5%

(1) Other states in the unconsolidated real estate ventures include Arizona, Delaware, Illinois, Massachusetts, Minnesota, Mississippi, Nevada, New York, Oklahoma, Pennsylvania, Rhode Island, Tennessee, Texas and Virginia.

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
Holders
As of February 25, 2020, the Company had 55 record holders of its common shares. The 55 holders of record do not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
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
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2019 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2019 is based upon management's estimate. The following table summarizes the taxability of our dividends per common share for the year ended December 31, 2019:

	Year Ended
	December 31, 2019
Ordinary Income	$0.841586	66.3%
Return of Capital	0.428414	33.7%
Total	$1.270000	100.0%
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2019, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 293,522 common shares to satisfy redemption requests from certain limited partners.
On October 24, 2019, the operating partnership issued 21,752 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, in exchange for cash in connection with the acquisition of a self storage property.
On December 18, 2019, the operating partnership issued 6,662 OP units and 20,197 subordinated performance units to an affiliate of Hide-Away, one of the Company's existing PROs, in connection with the acquisition of a self storage property.
On December 19, 2019, the operating partnership issued 11,100 subordinated performance units to an affiliate of Personal Mini, one of the Company's existing PROs, in exchange for cash in connection with the acquisition of a self storage property.
On January 16, 2020, the operating partnership issued 73,329 OP units to an unrelated third party in connection with the acquisition of a self storage property.

On January 16, 2020, the operating partnership issued 13,105 subordinated performance units to an affiliate of Move It, one of the Company's existing PROs, in exchange for cash in connection with the acquisition of a self storage property.
As of February 25, 2020, other than those OP units held by the Company, 33,301,798 OP units were outstanding (including 773,568 outstanding Long-Term Incentive Plan Units ("LTIP units") and 1,848,261 outstanding OP units in certain consolidated subsidiaries of the operating partnership ("DownREIT OP units"), which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Performance Graph
The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the Nareit All Equity REIT Index as provided by Nareit for the period beginning April 23, 2015 and ending December 31, 2019.

Total Return Performance
350
300
250
200
150
100
50
0
Index Value
04/23/15
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
Period Ending
National Storage Affiliates Trust
S&P 500
Russell 2000
Nareit All Equity REIT Index

	Period Ending
Index	4/23/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
National Storage Affiliates Trust	$100	$137	$184	$238	$240	$318
S&P 500	100	98	110	134	128	168
Russell 2000	100	91	109	126	112	140
Nareit All Equity REIT Index	100	101	109	119	114	147
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

	Year Ended December 31,
	2019	2018	2017	2016	2015
OPERATING DATA:
Total revenue	$387,896	$330,896	$268,130	$199,046	$133,919
Total operating expenses	261,047	229,242	189,630	141,390	102,328
Net income	66,013	56,326	45,998	24,866	4,796
Net (income) loss attributable to noncontrolling interests	(62,030)	(42,217)	(43,037)	(6,901)	7,644
Net income attributable to the Company	3,983	14,109	2,961	17,965	12,440
Earnings (loss) per share—basic	$(0.15)	$0.07	$0.01	$0.60	$0.80
Earnings (loss) per share—diluted	$(0.15)	$0.07	$0.01	$0.31	$0.17
Weighted average shares outstanding—basic (in thousands)	58,208	53,293	44,423	29,887	15,463
Weighted average shares outstanding—diluted (in thousands)	58,208	53,293	44,423	78,747	45,409
Dividends declared per common share	$1.27	$1.16	$1.04	$0.88	$0.54
BALANCE SHEET DATA (at end of period)
Self storage properties, net	$2,753,897	$2,391,462	$2,104,875	$1,733,533	$1,079,101
Total assets	3,084,245	2,729,263	2,266,730	1,892,092	1,099,049
Debt financing	1,534,047	1,278,102	958,097	878,954	567,795
Total equity	$1,452,101	$1,402,299	$1,271,487	$979,068	$516,047
OTHER DATA (at end of period)
Number of properties(1)	567	499	444	382	277
Rentable square feet (in thousands)(2)	34,485	30,366	27,182	23,077	15,770
Occupancy percentage(3)	87%	87%	87%	88%	89%

(1) For a discussion of our acquisition and disposition activity during the years ended December 31, 2019 and 2018, see "Note 6. Self Storage Property Acquisitions and Dispositions" in Item 8. "Financial Statements and Supplementary Data."

(2) Rentable square feet includes all enclosed self storage units but excludes commercial, residential, and covered parking space.
(3) Represents total occupied rentable square feet divided by total rentable square feet as of the end of the period.

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
Our PROs
We had ten PROs as of December 31, 2019: SecurCare, Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern and Moove In. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of December 31, 2019, we owned a geographically diversified portfolio of 567 self storage properties, located in 29 states and Puerto Rico, comprising approximately 34.5 million rentable square feet, configured in approximately 275,000 storage units. Of these properties, 265 were acquired by us from our PROs, 301 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.

2018 Joint Venture
As of December 31, 2019, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.7 million rentable square feet, configured in approximately 63,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2019, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 72 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the year ended December 31, 2019, our 2016 Joint Venture sold to the Company one self storage property for $4.1 million, comprising less than 0.1 million rentable square feet, configured in approximately 300 storage units.
Our Property Management Platform
Through our property management platform, branded iStorage, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures. We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
As of December 31, 2019, our property management platform managed and controlled 42 of our consolidated properties in select markets in California, Illinois, Kansas, Maryland, Missouri, Ohio, Texas and Virginia.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 69 self storage properties during the year ended December 31, 2019 and 57 self storage properties during the year ended December 31, 2018. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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
The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2019 compared to the year ended December 31, 2018 should be read in conjunction with the accompanying consolidated financial statements included in Item 8. The discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2018 compared to the year ended December 31, 2017, can be found in Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the SEC on February 26, 2019.
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

Year Ended December 31, 2019 compared to the Year Ended December 31, 2018
Net income was $66.0 million for the year ended December 31, 2019, compared to $56.3 million for the year ended December 31, 2018, an increase of $9.7 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from self storage properties acquired during 2018 and 2019, increases in management fees and other revenue, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview
As of December 31, 2019, our same store portfolio consisted of 439 self storage properties. See "---Results of Operations" above for the definition of our same store portfolio. The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 (dollars in thousands):

	Year Ended December 31,
	2019	2018	Change
Rental revenue
Same store portfolio	$287,179	$276,377	$10,802
Non-same store portfolio	67,680	23,462	44,218
Effect of bad debt expense classification resulting from adoption of leasing standard	—	8,564	(8,564)
Total rental revenue	354,859	308,403	46,456
Other property-related revenue
Same store portfolio	9,998	9,443	555
Non-same store portfolio	2,304	740	1,564
Total other property-related revenue	12,302	10,183	2,119
Property operating expenses
Same store portfolio	88,694	87,262	1,432
Non-same store portfolio	21,653	8,049	13,604
Effect of bad debt expense classification resulting from adoption of leasing standard	—	8,564	(8,564)
Total property operating expenses	110,347	103,875	6,472
Net operating income
Same store portfolio	208,483	198,558	9,925
Non-same store portfolio	48,331	16,153	32,178
Total net operating income	256,814	214,711	42,103
Management fees and other revenue	20,735	12,310	8,425
General and administrative expenses	(45,581)	(36,220)	(9,361)
Depreciation and amortization	(105,119)	(89,147)	(15,972)
Other (expense) income
Interest expense	(56,464)	(42,724)	(13,740)
Equity in losses of unconsolidated real estate ventures	(4,970)	(1,423)	(3,547)
Acquisition costs	(1,317)	(663)	(654)
Non-operating income (expense)	452	(91)	543
Gain on sale of self storage properties	2,814	391	2,423
Other expense	(59,485)	(44,510)	(14,975)
Income before income taxes	67,364	57,144	10,220
Income tax expense	(1,351)	(818)	(533)
Net income	66,013	56,326	9,687

	Year Ended December 31,
	2019	2018	Change
Net income attributable to noncontrolling interests	(62,030)	(42,217)	(19,813)
Net income attributable to National Storage Affiliates Trust	3,983	14,109	(10,126)
Distributions to preferred shareholders	(12,390)	(10,350)	(2,040)
Net (loss) income attributable to common shareholders	$(8,407)	$3,759	$(12,166)
Total Revenue
Our total revenue increased by $57.0 million, or 17.2%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase was primarily attributable to incremental revenue from 69 self storage properties acquired during the year ended December 31, 2019, increases in management fees and other revenue from our unconsolidated real estate ventures and regular rental increases for in-place tenants.
Rental Revenue
Rental revenue increased by $46.5 million, or 15.1%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. As discussed in Note 2 to the consolidated financial statements in Item 8, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $8.6 million of activity related to uncollectible accounts as a reduction to same store and non-same store rental revenue for the year ended December 31, 2018. The increase in rental revenue was due to a $44.2 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $29.6 million from 69 self storage properties acquired during 2019, and $15.4 million from 57 self storage properties acquired during 2018. Same store portfolio rental revenues increased $10.8 million, or 3.9%, due to a 3.5% increase, from $11.58 to $11.98, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants and fees and an increase in average occupancy from 88.5% for the year ended December 31, 2018 to 88.8% for the year ended December 31, 2019. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $2.1 million, or 20.8%, for the year ended December 31, 2019, as compared to the year ended December 31, 2018. This increase primarily resulted from a $1.6 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.8 million from 69 self storage properties acquired during 2019, and $0.8 million from 57 self storage properties acquired during 2018.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $20.7 million for the year ended December 31, 2019, compared to $12.3 million for the year ended December 31, 2018, an increase of $8.4 million or 68.4%. This increase was primarily attributable to incremental fees earned from the 2018 Joint Venture following the acquisition of the Initial 2018 JV Portfolio (as defined in Note 2 to the consolidated financial statements in Item 8) in September 2018.
Property Operating Expenses
Property operating expenses were $110.3 million for the year ended December 31, 2019 compared to $103.9 million for the year ended December 31, 2018, an increase of $6.4 million, or 6.2%. As discussed in Note 2 to the consolidated financial statements in Item 8, we adopted ASU 2016-02 and ASU 2018-11 effective January 1, 2019. As a result of this adoption, beginning on January 1, 2019, activity related to uncollectible accounts is recognized as a current-period adjustment within revenue. For periods prior to January 1, 2019, such amounts were previously included in operating expenses, and as such, for comparability, we have presented $8.6 million of activity related to uncollectible accounts as a reduction to same store and non-same store property operating expenses for the year ended December 31, 2018. The increase in property operating expenses resulted from a $13.6 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $9.3 million from 69 self storage properties acquired during 2019, and $4.6 million from 57 self storage properties acquired during 2018.
General and Administrative Expenses
General and administrative expenses increased $9.4 million, or 25.8%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $3.1 million primarily as a result of incremental fees related to the 69 self storage properties acquired during 2019, costs related to our property management platform of $2.3 million, salaries and benefits of $2.2 million, equity-based compensation expense of $0.7 million and $1.1 million of other general and administrative expenses.
Depreciation and Amortization
Depreciation and amortization increased $16.0 million, or 17.9%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. This increase was primarily attributable to incremental depreciation expense related to the 69 self storage properties acquired during 2019, partially offset by a decrease in amortization of customer in-place leases from $11.6 million for the year ended December 31, 2018 to $11.3 million for the year ended December 31, 2019.
Interest Expense
Interest expense increased $13.7 million, or 32.2%, for the year ended December 31, 2019, compared to the year ended December 31, 2018. The increase in interest expense was primarily attributable to additional borrowings consisting of $155.0 million of additional term loan borrowings under the Company's credit facility on July 29, 2019 and $100.0 million of borrowings under the 2029 Term Loan Facility. Additionally, on August 30, 2019, our operating partnership issued the $150.0 million Senior Unsecured Notes in a private placement to certain accredited investors. The increase in interest expense from these additional borrowings was partially offset by lower outstanding borrowings under the Revolver.
Equity In Losses Of Unconsolidated Real Estate Ventures
Equity in losses of unconsolidated real estate ventures represents our share of losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the year ended December 31, 2019, we recorded $5.0 million of equity in losses from our unconsolidated real estate ventures compared to $1.4 million of losses for the year ended December 31, 2018. This was primarily the result of incremental losses from our 2018 Joint Venture driven by real estate depreciation and amortization of customer in-place leases following the acquisition of the Initial 2018 JV Portfolio in September 2018.
Gain On Sale of Self Storage Properties
Gain on sale of self storage properties was $2.8 million for the year ended December 31, 2019, compared to $0.4 million for the year ended December 31, 2018. During the year ended December 31, 2019, we sold one self storage property to an unrelated third party for gross proceeds of $6.5 million and during the year ended December 31, 2018, we sold two self storage properties to unrelated third parties for gross proceeds of $5.5 million.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 to the consolidated financial statements in Item 8, we allocate U.S. generally accepted accounting principles ("GAAP") income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $62.0 million for the year ended December 31, 2019, compared to $42.2 million for the year ended December 31, 2018.

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

Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of the Company's operating performance. The December 2018 Nareit Funds From Operations White Paper - 2018 Restatement, which we refer to as the White Paper, defines FFO as net income (as determined under GAAP), excluding: real estate depreciation and amortization, gains and losses from the sale of certain real estate assets, gains and losses from change in control, mark-to-market changes in value recognized on equity securities, impairment write-downs of certain real estate assets and impairment of investments in entities when it is directly attributable to decreases in the value of depreciable real estate held by the entity and after items to record unconsolidated partnerships and joint ventures on the same basis. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders, we exclude distributions declared on subordinated performance units, DownREIT subordinated performance units, preferred shares and preferred units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, organizational and offering costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt, and after adjustments for unconsolidated partnerships and joint ventures.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	2019	2018	2017
Net income	$66,013	$56,326	$45,998
Add (subtract):
Real estate depreciation and amortization	103,835	87,938	73,669
Company's share of unconsolidated real estate venture real estate depreciation and amortization	19,889	10,233	7,296
Gain on sale of self storage properties	(2,814)	(391)	(5,715)
Mark-to-market changes in value on equity securities	(610)	—	—
Company's share of unconsolidated real estate venture loss on sale of properties	202	205	—
Distributions to preferred shareholders and unitholders	(13,243)	(10,822)	(2,300)
FFO attributable to subordinated performance unitholders(1)	(34,121)	(27,111)	(28,364)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	139,151	116,378	90,584
Add:
Acquisition costs	1,317	663	593
Company's share of unconsolidated real estate venture acquisition costs	—	—	22
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$140,468	$117,041	$91,199

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	58,208	53,293	44,423
Weighted average restricted common shares outstanding	28	29	25
Weighted average OP units outstanding	30,277	28,977	26,126
Weighted average DownREIT OP unit equivalents outstanding	1,848	1,835	1,835
Weighted average LTIP units outstanding	585	694	957
Total weighted average shares and units outstanding - FFO and Core FFO	90,946	84,828	73,366

FFO per share and unit	$1.53	$1.37	$1.23
Core FFO per share and unit	$1.54	$1.38	$1.24

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the periods presented:

	Year Ended December 31,
	2019	2018	2017
Earnings (loss) per share - diluted	$(0.15)	$0.07	$0.01
Impact of the difference in weighted average number of shares(1)	0.05	(0.03)	—
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.69	0.49	0.59
Add real estate depreciation and amortization	1.14	1.04	1.00
Add Company's share unconsolidated venture real estate depreciation and amortization	0.22	0.12	0.10
Subtract gain on sale of self storage properties	(0.03)	—	(0.08)
Mark-to-market changes in value recognized on equity securities	(0.01)	—	—
FFO attributable to subordinated performance unitholders	(0.38)	(0.32)	(0.39)
FFO per share and unit	1.53	1.37	1.23
Add acquisition costs and Company's share of unconsolidated real estate venture acquisition costs	0.01	0.01	0.01
Core FFO per share and unit	$1.54	$1.38	$1.24

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
We believe NOI is useful to investors in evaluating our operating performance because:
•NOI is one of the primary measures used by our management and our PROs to evaluate the economic productivity of our properties, including our ability to lease our properties, increase pricing and occupancy and control our property operating expenses;
•NOI is widely used in the real estate industry and the self storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending upon accounting methods, the book value of assets, and the impact of our capital structure; and
•We believe NOI helps our investors to meaningfully compare the results of our operating performance from period to period by removing the impact of our capital structure (primarily interest expense on our outstanding indebtedness) and depreciation of the cost basis of our assets from our operating results.

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
The following table presents a reconciliation of net income (loss) to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$66,013	$56,326	$45,998
(Subtract) add:
Management fees and other revenue	(20,735)	(12,310)	(8,061)
General and administrative expenses	45,581	36,220	30,060
Depreciation and amortization	105,119	89,147	75,115
Interest expense	56,464	42,724	34,068
Equity in losses of unconsolidated real estate venture	4,970	1,423	2,339
Acquisition costs	1,317	663	593
Income tax expense	1,351	818	1,159
Gain on sale of self storage properties	(2,814)	(391)	(5,715)
Non-operating (income) expense	(452)	91	58
Net operating income	$256,814	$214,711	$175,614
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
We present EBITDA and Adjusted EBITDA because we believe they assist investors and analysts in comparing our performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our core operating performance. EBITDA and Adjusted EBITDA have limitations as an analytical tool. Some of these limitations are:
•EBITDA and Adjusted EBITDA do not reflect our cash expenditures, or future requirements, for capital expenditures, contractual commitments or working capital needs;
•EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debts;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•Adjusted EBITDA excludes equity-based compensation expense, which is and will remain a key element of our overall long-term incentive compensation package, although we exclude it as an expense when evaluating our ongoing operating performance for a particular period;
•EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters we consider not to be indicative of our ongoing operations; and
•other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$66,013	$56,326	$45,998
Add:
Depreciation and amortization	105,119	89,147	75,115
Company's share of unconsolidated real estate venture depreciation and amortization	19,889	10,233	7,296
Income tax expense	1,351	818	1,159
Interest expense	56,464	42,724	34,068
EBITDA	248,836	199,248	163,636
Add:
Acquisition costs	1,317	663	593
Company's share of unconsolidated real estate venture acquisition costs	—	—	22
Gain on sale of self storage properties	(2,814)	(391)	(5,715)
Company's share of unconsolidated real estate venture loss on sale of properties	202	205	—
Equity-based compensation expense	4,527	3,837	3,764
Adjusted EBITDA	$252,068	$203,562	$162,300

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
Cash Flows
At December 31, 2019, we had $20.6 million in cash and cash equivalents and $3.7 million of restricted cash, an increase in cash and cash equivalents of $7.4 million and an increase in restricted cash of $0.5 million from December 31, 2018. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 of this report.
Operating Activities
Cash provided by our operating activities was $196.7 million for the year ended December 31, 2019 compared to $161.8 million for the year ended December 31, 2018, an increase of $34.9 million. Our operating cash flow increased primarily due to 57 self storage properties acquired during the year ended December 31, 2018 that generated cash flow for the entire year ended December 31, 2019 and 69 self storage properties that were acquired during the year ended December 31, 2019. In addition, operating distributions from our unconsolidated real estate ventures increased by $6.4 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. These increases were partially offset by higher cash payments for general and administrative expenses and interest expense.
Investing Activities
Cash used in investing activities was $393.0 million for the year ended December 31, 2019 compared to $514.5 million for the year ended December 31, 2018. The primary uses of cash for the year ended December 31, 2019 were for our acquisition of 69 self storage properties for cash consideration of $371.1 million, the acquisition of equity securities for $12.7 million, deposits for potential acquisitions of $4.4 million, capital expenditures of $20.6 million and the acquisition of the interest in a reinsurance company and related cash flows of $6.6 million, partially offset by distributions from unconsolidated real estate ventures of $11.5 million, $6.3 million of proceeds from the sale of one self storage property and $5.4 million of proceeds from the sale of equity securities. The primary uses of cash for the year ended December 31, 2018 were for our acquisition of 57 self storage properties and an expansion project for cash consideration of $313.7 million, investments in our unconsolidated real estate ventures of $165.6 million, deposits for acquisitions of $21.0 million and capital expenditures of $19.0 million, partially offset by $5.3 million of proceeds from the sale of two self storage properties.
Capital expenditures totaled $20.6 million, $19.0 million and $14.7 million during the years ended December 31, 2019, 2018 and 2017 respectively, we generally fund post-acquisition capital additions from cash provided by operating activities.
We categorize our capital expenditures broadly into three primary categories:
•recurring capital expenditures, which represent the portion of capital expenditures that are deemed to replace the consumed portion of acquired capital assets and extend their useful life;
•value enhancing capital expenditures, which represent the portion of capital expenditures that are made to enhance the revenue and value of an asset from its original purchase condition; and
•acquisitions capital expenditures, which represent the portion of capital expenditures capitalized during the current period that were identified and underwritten prior to a property's acquisition.

The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Recurring capital expenditures	$8,708	$6,001	$3,495
Value enhancing capital expenditures	4,420	3,563	2,755
Acquisitions capital expenditures	8,305	9,356	8,953
Total capital expenditures	21,433	18,920	15,203
Change in accrued capital spending	(839)	94	(547)
Capital expenditures per statement of cash flows	$20,594	$19,014	$14,656
Financing Activities
Cash provided by our financing activities was $204.3 million for the year ended December 31, 2019 compared to $352.6 million for the year ended December 31, 2018. Our sources of financing cash flows for the year ended December 31, 2019 primarily consisted of $572.0 million of borrowings under our credit facility, $100.0 million of borrowings under our 2029 Term Loan Facility, $150.0 million of borrowings under our Senior Unsecured Notes, $70.6 million of proceeds from the issuance of common shares and $43.6 million of proceeds from the issuance of Series A Preferred Shares. Our primary uses of financing cash flows for the year ended December 31, 2019 were for principal payments on existing debt of $561.6 million (which included $556.5 million of principal repayments under the Revolver and $5.1 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $76.0 million, distributions to common shareholders of $74.5 million and distributions to preferred shareholders of $12.4 million. Our sources of financing cash flows for the year ended December 31, 2018 primarily consisted of $175.6 million of proceeds from the issuance of common shares, $672.5 million of borrowings under our credit facility, $75.0 million of borrowings under our 2023 Term Loan Facility and $75.0 million of borrowings under our 2028 Term Loan Facility. Our primary uses of financing cash flows for the year ended December 31, 2018 were for principal payments on existing debt of $507.2 million (which included $496.5 million of principal repayments under the Revolver, $5.8 million of fixed rate mortgage principal payoffs and $4.9 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $63.4 million, distributions to common shareholders of $62.2 million and distributions to preferred shareholders of $10.4 million.
Credit Facility and Term Loan Facilities
As of December 31, 2019, our credit facility provided for total borrowings of $1.275 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $500.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C and (v) a $175.0 million Term Loan D. The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025 and the Term Loan D matures in July 2026. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity. As of December 31, 2019, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
As of December 31, 2019, $125.0 million was outstanding under the Term Loan A with an effective interest rate of 3.74%, $250.0 million was outstanding under the Term Loan B with an effective interest rate of 2.91%, $225.0 million was outstanding under the Term Loan C with an effective interest rate of 2.80%, $175.0 million was outstanding under the Term Loan D with an effective interest rate of 3.57%. As of December 31, 2019, we would have had the capacity to borrow remaining Revolver commitments of $494.3 million while remaining in compliance with the credit facility's financial covenants.
We have a 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of December 31, 2019 the entire amount was outstanding under the 2023

Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of December 31, 2019 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
During the year ended December 31, 2019, we entered into a credit agreement with a lender for the 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2019 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
For a summary of our financial covenants and additional detail regarding our credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility and 2029 Term Loan Facility, please see Note 8 to the consolidated financial statements in Item 8.
2029 And 2031 Senior Unsecured Notes
As discussed in Note 8 to the consolidated financial statements in Item 8, on August 30, 2019, our operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 in a private placement to certain accredited investors.
Contractual Obligations
The following table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments on an undiscounted basis as of December 31, 2019 (dollars in thousands):

	Year Ending December 31,
	2020	2021	2022	2023	2024	Thereafter	Total
Debt financings:
Principal(1)	$40,647	$7,603	$4,205	$377,049	$271,964	$837,792	$1,539,260
Interest(2)	54,498	53,571	53,381	44,468	36,474	89,512	331,904
Real estate leasehold interests	1,419	1,444	1,459	1,464	1,470	36,728	43,984
Office lease	286	387	381	346	353	691	2,444
Total	$96,850	$63,005	$59,426	$423,327	$310,261	$964,723	$1,917,592

(1)Includes scheduled principal and maturity payments related to our debt financings.
(2)Interest is calculated until the maturity date (without regard to any extension that may be elected by the Company) based on the outstanding principal balance and the effective interest rate as of December 31, 2019.
Equity Transactions
Issuance of Common Shares and Series A Preferred Shares
During the year ended December 31, 2019, we sold 2,375,000 of our common shares and 1,785,680 of our Series A Preferred Shares through at the market offerings. The common shares were sold at an average offering price of $30.06 per share, resulting in net proceeds to us of approximately $70.6 million after deducting compensation payable by us to such agents and offering expenses. The Series A Preferred Shares were sold at an average offering price of $24.84 per share, resulting in net proceeds to us of approximately $43.6 million after deducting compensation payable by us to such agents and offering expenses.
During the year ended December 31, 2019, after receiving notices of redemption from certain OP unitholders, we elected to issue 581,001 common shares to such holders in exchange for 581,001 OP units in satisfaction of the operating partnership's redemption obligations.

During the year ended December 31, 2019, the Company issued 37,770 common shares in exchange for $1.3 million of principal payment reimbursements received during the year ended December 31, 2019 related to mortgages assumed in connection with the acquisition of self storage properties from PROs during the year ended December 31, 2014.
Issuance of OP Equity
In connection with the 69 properties acquired during the year ended December 31, 2019, $51.8 million of OP equity was issued (consisting of 350,319 OP units, 340,702 Series A-1 preferred units and 1,178,400 subordinated performance units).
During the year ended December 31, 2019, the Company issued 863,148 OP units upon conversion of 913,680 subordinated performance units and 13,475 DownREIT OP units upon conversion of 15,377 DownREIT subordinated performance units as further described under "Subordinated Performance Units and DownREIT Subordinated Performance Units" in Note 3 to the consolidated financial statements in Item 8.
Dividends and Distributions
During the year ended December 31, 2019, the Company paid $74.5 million of distributions to common shareholders, $12.4 million of distributions to preferred shareholders and distributed $76.0 million to noncontrolling interests.
On February 20, 2020, our board of trustees declared a cash dividend and distribution, respectively, of $0.33 per common share and OP unit to shareholders and OP unitholders of record as of March 13, 2020. On February 20, 2020, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 13, 2020. In addition, we expect to declare a cash distribution in the first quarter of 2020 to our subordinated performance unitholders of record as of March 13, 2020. Such dividends and distributions are expected to be paid on March 31, 2020.
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
(i)all receipts, including rents and other operating revenues;
(ii)any incentive, financing, break-up and other fees paid to us by third parties;
(iii)amounts released from previously set aside reserves; and
(iv)any other amounts received by us, which we allocate to the particular portfolio of properties.
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
(i)corporate-level general and administrative expenses;
(ii)out-of-pocket costs, expenses and fees of our operating partnership, whether or not capitalized;
(iii)the costs and expenses of organizing and operating our operating partnership;
(iv)amounts paid or due in respect of any loan or other indebtedness of our operating partnership during such period;

(v)extraordinary expenses of our operating partnership not previously or otherwise deducted under item (ii) above;
(vi)any third-party costs and expenses associated with identifying, analyzing, and presenting a proposed property to us and/or our operating partnership; and
(vii)reserves to meet anticipated operating expenditures, debt service or other liabilities, as determined by us.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of December 31, 2019, our operating partnership had an aggregate of $1,632.2 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of December 31, 2019, an aggregate of $152.8 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2019, each subordinated performance unit would on average hypothetically convert into 1.48 OP units, or into an aggregate of approximately 22.8 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2019. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.

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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of December 31, 2019, we have not guaranteed any obligations of unconsolidated entities nor made any commitments to provide funding to any such entities that creates any material exposure to any financing, liquidity, market or credit risk.
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
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2019, 2018 and 2017. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the U.S. economy and may increase the cost of acquiring or replacing self storage properties and related improvements, as well as real estate property taxes, employee salaries, wages and benefits, utilities, and other expenses. Because our tenant leases are month-to-month, we may be able to rapidly adjust our rental rates to minimize the adverse impact of any inflation which could mitigate our exposure to increases in costs and expenses resulting from inflation.
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
As of December 31, 2019, all our debt subject to variable interest rates was fixed pursuant to interest rate swap agreements.
When we have variable interest rate debt, we determine the interest rate risk amounts by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses would assume no changes in our financial structure.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of trustees, audit committee, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP and includes those policies and procedures that:
•pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and trustees; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2019.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
Item 14. Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2019.
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

4.3*	Description of Common Shares of Beneficial Interest and 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest
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
10.8
First Amendment to Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.8 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated herein by this reference)

10.9
Partnership Unit Designation of Series PM Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.10
Partnership Unit Designation of Series MI Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2017, is incorporated herein by this reference)

10.11
Partnership Unit Designation of Series A-1 Preferred Units of NSA OP, LP dated as of January 5, 2018 (Exhibit 10.12 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)

10.12
Partnership Unit Designation of Series SO Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.13
Partnership Unit Designation of Series MO Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.14
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.15
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.16
Second Amended and Restated Credit Agreement dated as of July 29, 2019 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association and BMO Capital Markets Corp. as Co-Lead Arrangers and Co-Documentation Agents, Wells Fargo Securities, LLC as Co-Lead Arranger, Wells Fargo Bank, National Association, as Co-Documentation Agent, and CitiBank, N.A., as Co-Lead Arranger and Co-Documentation Agent for the Revolving Credit Facility (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2019, is incorporated herein by this reference)

10.17	National Storage Affiliates Trust Equity Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)
10.18	NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.2 to the Registration Statement on Form S-11/A, filed with SEC on April 1, 2015, is incorporated herein by this reference).
10.19
Amended and Restated Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule I thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by reference)

10.20
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

10.25
First Amendment to Employment Agreement, dated March 29, 2018, by and between National Storage Affiliates Trust and Arlen D. Nordhagen (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated herein by this reference)

10.26
First Amendment to Employment Agreement, dated March 29, 2018, by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated herein by this reference)

10.27
First Amendment to Employment Agreement, dated March 29, 2018, by and between National Storage Affiliates Trust and Steven B. Treadwell (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated herein by this reference)

10.28
First Amendment to Employment Agreement, dated March 29, 2018, by and between National Storage Affiliates Trust and Brandon Togashi (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated herein by this reference)

10.29	Form of Amended and Restated Restricted Share Unit Award Agreement (Exhibit 10.17 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.30	Form of Amended and Restated Restricted Share Award Agreement (Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.31
Form of LTIP Unit Award Agreement to Trustees under the NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.5 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.32	Form of LTIP Unit Award Agreement for Executive Officers (Exhibit 10.28 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)
10.33
Form of Contribution Agreement among each contributor named therein, NSA OP, LP and any indirectly wholly owned subsidiary of NSA OP, LP named therein (Exhibit 10.13 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.34
Form of Purchase and Sale Agreement among each seller named therein, National Storage Affiliates Trust and NSA OP, LP (Exhibit 10.14 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.35	Form of Indemnification Agreement (Exhibit 10.7 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)
10.36
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Guardian Storage Centers, LLC, a California limited liability company d/b/a StorAmerica Management, and (iv) John Minar and David Lamb, each an individual (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.37
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Kevin Howard Real Estate, Inc., an Oregon corporation, and (iv) Kevin Howard, an individual (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.38
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iv) Optivest Properties, LLC, a California limited liability company, and (iv) Warren Allen, an individual (Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.39
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) SecurCare Self Storage, Inc. a Colorado corporation, and (iv) David Cramer, Justin Hlibichuk and Arlen Nordhagen, each an individual (Exhibit 10.9 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.40
Facilities Portfolio Management Agreement, dated April 28, 2015, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Arizona Mini Storage Management Company, an Arizona corporation, and (iv) William F. Bohannan, Jr. and Raymond McRae, each an individual (Exhibit 10.10 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.41
Facilities Portfolio Management Agreement, dated April 1, 2016, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) the property owners listed as "Deferred Management Property Owners" therein (iv) Hide-Away Storage Services, Inc., a Florida Corporation and, (v) Stephen A. Wilson, Paul Feikema, and Meisha Wilson, each an individual (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2016, is incorporated herein by this reference)

10.42
Facilities Portfolio Management Agreement, dated February 24, 2017, by and among (i) NSA OP, LP, (ii) the property owners listed therein (iii) Shader Brothers Corporation, and (iv) Marc M. Smith and Laurie Shader Smith, each an individual (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.43
Facilities Portfolio Management Agreement, dated July 1, 2017, by and among (i) NSA OP, LP, (ii) the property owners listed therein, (iii) Move It Self Storage, LP, a Texas limited partnership, and (iv) Austin Starke Taylor III, an individual (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2017, is incorporated herein by this reference)

10.44
Facilities Portfolio Management Agreement, dated January 1, 2019, by and among (i) NSA OP, LP, (ii) the property owners listed as "Owners" therein, (iii) the property owners listed as "Deferred Management Property Owners" therein, (iv) Southern Storage Management Systems, Inc., a Florida Corporation, and (v) Robert A. McIntosh and Peter V. Cowie, each an individual (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.45
Facilities Portfolio Management Agreement, dated March 1, 2019, by and among (i) NSA OP, LP, (ii) the property owners listed as "Owners" therein, (iii) the property owners listed as "Deferred Management Property Owners" therein, (iv) Investment Real Estate Management, LLC, a Pennsylvania Limited Liability Company, and (v) John H. Gilliland, an individual (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.46
Sales Agreement dated February 27, 2019, by and among (i) National Storage Affiliates Trust, (ii) NSA OP, LP and (iii) the Agents listed therein (Exhibit 1.1 to the Form 8-K filed with the SEC on March 1, 2019, is incorporated herein by this reference)

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

National Storage Affiliates Trust

By:	/s/ TAMARA D. FISCHER
Tamara D. Fischer
president and chief executive officer
(principal executive officer)
Date: February 26, 2020

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tamara D. Fischer and Brandon S. Togashi, and each of them, with full power to act without the other, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and in the capacities and on the dates indicated.

Signature	Title	Date
National Storage Affiliates Trust

/s/ TAMARA D. FISCHER	trustee, president and chief executive officer	February 26, 2020
Tamara D. Fischer	(principal executive officer)

/s/ BRANDON S. TOGASHI	chief financial officer	February 26, 2020
Brandon S. Togashi	(principal accounting and financial officer)

/s/ ARLEN D. NORDHAGEN	executive chairman of the board of trustees	February 26, 2020
Arlen D. Nordhagen

/s/ GEORGE L. CHAPMAN	trustee	February 26, 2020
George L. Chapman

/s/ PAUL W. HYLBERT, JR.	trustee	February 26, 2020
Paul W. Hylbert, Jr.

/s/ CHAD L. MEISINGER	trustee	February 26, 2020
Chad L. Meisinger

/s/ STEVEN G. OSGOOD	trustee	February 26, 2020
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	February 26, 2020
Dominic M. Palazzo

/s/ REBECCA L. STEINFORT	trustee	February 26, 2020
Rebecca L. Steinfort

/s/ MARK VAN MOURICK	trustee	February 26, 2020
Mark Van Mourick

/s/ J. TIMOTHY WARREN	trustee	February 26, 2020
J. Timothy Warren

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2019 and 2018	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2019, 2018 and 2017	F-7
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019, 2018 and 2017	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	F-11

Notes to the Consolidated Financial Statements	F-13

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-42

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes, and the financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of purchase price allocation for self storage property acquisitions
As discussed in Notes 2 and 6 to the consolidated financial statements, during 2019, the Company acquired $447.8 million of self storage properties that were recorded as asset acquisitions. The purchase price in an asset acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their relative fair value. Assets acquired and liabilities assumed primarily comprise land, buildings and related improvements, customer in-place leases, furniture and equipment, and assumed mortgage loans.
We identified the evaluation of purchase price allocation of self storage property acquisitions as a critical audit matter. This is due to the subjective and complex auditor judgment that was required to evaluate the Company’s estimated fair value of land, buildings, and improvements. In particular, there was a high degree of auditor judgment required to evaluate the comparable sales information and costs that would be incurred to replace building and improvement assets.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to estimate fair value, including developing estimated fair values of land, buildings, and improvements. We compared and evaluated estimated fair value of land, buildings, and improvements against purchase price allocations for similar land, buildings, and improvements acquired by the Company. With the assistance of valuation professionals with specialized skills and knowledge, we evaluated the estimated fair value of land by comparing the Company’s estimates to independently developed ranges using publicly available market data of recent land sales. We evaluated the Company’s estimated costs of replacing buildings and improvements. We compared the estimated costs to market data, including appraisal guides used to estimate the depreciated value of similar self storage structures.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Denver, Colorado
February 26, 2020

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:
Opinion on Internal Control Over Financial Reporting
We have audited National Storage Affiliates Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes, and the financial statement schedule, Schedule III - Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Denver, Colorado
February 26, 2020

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2019	2018
ASSETS
Real estate
Self storage properties	$3,091,719	$2,637,723
Less accumulated depreciation	(337,822)	(246,261)
Self storage properties, net	2,753,897	2,391,462
Cash and cash equivalents	20,558	13,181
Restricted cash	3,718	3,182
Debt issuance costs, net	3,264	1,260
Investment in unconsolidated real estate ventures	214,061	245,125
Other assets, net	65,441	75,053
Operating lease right-of-use assets	23,306	—
Total assets	$3,084,245	$2,729,263
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,534,047	$1,278,102
Accounts payable and accrued liabilities	57,909	33,130
Operating lease liabilities	24,665	—
Deferred revenue	15,523	15,732
Total liabilities	1,632,144	1,326,964
Commitments and contingencies (Note 12)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,727,119 and 6,900,000 issued and outstanding at December 31, 2019 and 2018, at liquidation preference	218,178	172,500
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 59,659,108 and 56,654,009 shares issued and outstanding at December 31, 2019 and 2018, respectively	597	567
Additional paid-in capital	905,763	844,276
Distributions in excess of earnings	(197,075)	(114,122)
Accumulated other comprehensive (loss) income	(7,833)	13,618
Total shareholders' equity	919,630	916,839
Noncontrolling interests	532,471	485,460
Total equity	1,452,101	1,402,299
Total liabilities and equity	$3,084,245	$2,729,263

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Rental revenue	$354,859	$308,403	$251,814
Other property-related revenue	12,302	10,183	8,255
Management fees and other revenue	20,735	12,310	8,061
Total revenue	387,896	330,896	268,130
OPERATING EXPENSES
Property operating expenses	110,347	103,875	84,455
General and administrative expenses	45,581	36,220	30,060
Depreciation and amortization	105,119	89,147	75,115
Total operating expenses	261,047	229,242	189,630
OTHER (EXPENSE) INCOME
Interest expense	(56,464)	(42,724)	(34,068)
Equity in losses of unconsolidated real estate ventures	(4,970)	(1,423)	(2,339)
Acquisition costs	(1,317)	(663)	(593)
Non-operating income (expense)	452	(91)	(58)
Gain on sale of self storage properties	2,814	391	5,715
Other expense	(59,485)	(44,510)	(31,343)
Income before income taxes	67,364	57,144	47,157
Income tax expense	(1,351)	(818)	(1,159)
Net income	66,013	56,326	45,998
Net income attributable to noncontrolling interests	(62,030)	(42,217)	(43,037)
Net income attributable to National Storage Affiliates Trust	3,983	14,109	2,961
Distributions to preferred shareholders	(12,390)	(10,350)	(2,300)
Net (loss) income attributable to common shareholders	$(8,407)	$3,759	$661

Earnings (loss) per share - basic and diluted	$(0.15)	$0.07	$0.01

Weighted average shares outstanding - basic and diluted	58,208	53,293	44,423

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$66,013	$56,326	$45,998
Other comprehensive income (loss)
Unrealized (loss) gain on derivative contracts	(29,941)	3,598	1,935
Reclassification of other comprehensive (income) loss to interest expense	(3,337)	(1,817)	2,308
Other comprehensive (loss) income	(33,278)	1,781	4,243
Comprehensive income	32,735	58,107	50,241
Comprehensive income attributable to noncontrolling interests	(49,977)	(43,244)	(44,697)
Comprehensive (loss) income attributable to National Storage Affiliates Trust	$(17,242)	$14,863	$5,544

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2016	—	$—	43,110,362	$431	$576,365	$(8,719)	$9,025	$401,966	$979,068
Issuance of preferred shares, net of offering costs	6,900,000	172,500	—	—	(5,934)	—	—	—	166,566
OP equity recorded in connection with property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	29,900	29,900
LTIP units	—	—	—	—	—	—	—	854	854
Issuance of subordinated performance units	—	—	—	—	—	—	—	7,000	7,000
Redemptions of OP units	—	—	1,409,715	14	18,389	—	289	(18,692)	—
Issuance of common shares, net of offering costs	—	—	5,750,000	58	140,203	—	—	—	140,261
Issuance of common shares, share based compensation plans	—	—	6,862	—	—	—	—	—	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(17,749)	—	385	17,364	—
Issuance of OP units	—	—	—	—	—	—	—	1,262	1,262
Equity-based compensation expense	—	—	—	—	244	—	—	3,520	3,764
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	15	15
Issuance of restricted common shares	—	—	16,525	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares	—	—	(8,530)	—	(51)	—	—	—	(51)
Reduction in receivables from partners of OP	—	—	—	—	—	—	—	812	812
Preferred share dividends	—	—	—	—	—	(2,300)	—	—	(2,300)
Common share dividends	—	—	—	—	—	(47,671)	—	—	(47,671)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(58,234)	(58,234)
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Other comprehensive income	—	—	—	—	—	—	2,583	1,660	4,243
Net income	—	—	—	—	—	2,961	—	43,037	45,998
Balances, December 31, 2017	6,900,000	172,500	50,284,934	503	711,467	(55,729)	12,282	430,464	1,271,487
OP equity recorded in connection with property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	27,962	27,962
Redemptions of OP units	—	—	462,778	5	5,904	—	172	(6,081)	—
Issuance of common shares, net of offering costs	—	—	5,900,000	59	175,557	—	—	—	175,616
Effect of changes in ownership for consolidated entities	—	—	—	—	(48,830)	—	410	48,420	—
Issuance of OP units	—	—	—	—	—	—	—	1,236	1,236
Equity-based compensation expense	—	—	—	—	253	—	—	3,584	3,837
Issuance of restricted common shares	—	—	12,311	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(6,014)	—	(75)	—	—	—	(75)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	642	642
Preferred share dividends	—	—	—	—	—	(10,350)	—	—	(10,350)
Common share dividends	—	—	—	—	—	(62,152)	—	—	(62,152)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(64,011)	(64,011)
Other comprehensive income	—	—	—	—	—	—	754	1,027	1,781
Net income	—	—	—	—	—	14,109	—	42,217	56,326
Balances, December 31, 2018	6,900,000	172,500	56,654,009	567	844,276	(114,122)	13,618	485,460	1,402,299
Issuance of preferred shares, net of offering costs	1,785,680	44,642	—	—	(1,018)	—	—	—	43,624
OP equity issued for property acquisitions:
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	51,321	51,321
Redemptions of Series A-1 preferred units	41,439	1,036	—	—	20	—	—	(1,056)	—
Redemptions of OP units	—	—	581,001	6	4,794	—	(41)	(4,759)	—
Issuance of common shares, net of offering costs	—	—	2,412,770	24	71,867	—	—	—	71,891
Effect of changes in ownership for consolidated entities	—	—	—	—	(14,429)	—	(185)	14,614	—
Issuance of OP units	—	—	—	—	—	—	—	8,540	8,540
Equity-based compensation expense	—	—	—	—	322	—	—	4,205	4,527
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	179	179
Issuance of restricted common shares	—	—	18,218	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(6,890)	—	(69)	—	—	—	(69)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	505	505
Preferred share dividends	—	—	—	—	—	(12,390)	—	—	(12,390)
Common share dividends	—	—	—	—	—	(74,546)	—	—	(74,546)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(76,515)	(76,515)
Other comprehensive loss	—	—	—	—	—	—	(21,225)	(12,053)	(33,278)
Net income	—	—	—	—	—	3,983	—	62,030	66,013
Balances, December 31, 2019	8,727,119	$218,178	59,659,108	$597	$905,763	$(197,075)	$(7,833)	$532,471	$1,452,101

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$66,013	$56,326	$45,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,119	89,147	75,115
Amortization of debt issuance costs	2,913	2,569	2,175
Amortization of debt discount and premium, net	(1,427)	(1,469)	(1,570)
Gain on sale of self storage properties	(2,814)	(391)	(5,715)
Mark-to-market changes in value on equity securities	(610)	—	—
Equity-based compensation expense	4,527	3,837	3,764
Equity in losses of unconsolidated real estate ventures	4,970	1,423	2,339
Distributions from unconsolidated real estate ventures	14,551	8,187	5,093
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	110	(5,713)	(2,398)
Accounts payable and accrued liabilities	5,617	6,597	1,200
Deferred revenue	(2,318)	1,283	(1,713)
Net Cash Provided by Operating Activities	196,651	161,796	124,288
INVESTING ACTIVITIES
Acquisition of self storage properties	(371,096)	(313,712)	(391,619)
Capital expenditures	(20,594)	(19,014)	(14,656)
Investments in and advances to unconsolidated real estate ventures	—	(165,642)	(15,289)
Distributions from unconsolidated real estate ventures	11,543	—	250
Deposits and advances for self storage property and other acquisitions	(4,438)	(20,977)	(4,923)
Expenditures for corporate furniture, equipment and other	(862)	(403)	(588)
Acquisition of equity securities	(12,674)	—	—
Proceeds from sale of equity securities	5,356	—	—
Acquisition of interest in reinsurance company and related cash flows	(6,600)	—	—
Net proceeds from sale of self storage properties	6,335	5,259	17,534
Net Cash Used In Investing Activities	(393,030)	(514,489)	(409,291)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	70,637	175,616	140,261
Proceeds from issuance of preferred shares	43,624	—	166,566
Proceeds from issuance of subordinated performance units	—	—	7,000
Borrowings under debt financings	822,000	822,500	760,900
Receipts for OP unit subscriptions	1,271	1,211	1,150
Principal payments under debt financings	(561,628)	(507,239)	(679,104)
Payment of dividends to common shareholders	(74,546)	(62,152)	(47,671)
Payment of dividends to preferred shareholders	(12,390)	(10,350)	(2,300)
Distributions to noncontrolling interests	(76,010)	(63,350)	(57,314)
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Debt issuance costs	(8,487)	(2,860)	(2,381)
Equity offering costs	(179)	(727)	(1,034)
Net Cash Provided by Financing Activities	204,292	352,649	286,073
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	7,913	(44)	1,070
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	16,363	16,407	15,337
End of year	$24,276	$16,363	$16,407

Supplemental Cash Flow Information
Cash paid for interest	$52,666	$40,475	$32,951
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions:
Issuance of OP units and subordinated performance units	$51,826	$28,063	$30,327
Deposits on acquisitions applied to purchase price	20,977	5,050	350
LTIP units vesting upon acquisition of properties	—	—	854
Assumption of mortgages payable	—	7,581	—
Other net liabilities assumed	2,403	2,167	3,616
Issuance of OP unit subscription liability through reduced distributions	1,253	1,236	1,262
Settlement of acquisition receivables through reduced distributions	505	642	812
Increase in OP unit subscription liability through reduced distributions	—	19	108
Change in payables for offering costs	(321)	626	600
Settlement of offering expenses from equity issuance proceeds	1,241	575	12,299
Operating lease right-of-use assets on balance sheet due to implementation of leases standard	23,306	—	—
Operating lease liabilities on balance sheet due to implementation of leases standard	24,665	—	—

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
The Company owned 567 consolidated self storage properties in 29 states and Puerto Rico with approximately 34.5 million rentable square feet (unaudited) in approximately 275,000 storage units as of December 31, 2019. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern") and affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage ("Moove In").
As of December 31, 2019, the Company also managed through its property management platform an additional portfolio of 175 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.6 million rentable square feet, configured in approximately 103,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of December 31, 2019, in total, the Company operated and held ownership interests in 742 self storage properties located across 35 states and Puerto Rico with approximately 47.1 million rentable square feet in approximately 378,000 storage units.
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
As of December 31, 2019, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $233.1 million and $240.4 million as of December 31, 2019 and December 31, 2018, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $136.4 million and $138.4 million as of December 31, 2019 and December 31, 2018, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
When a self storage property is acquired, the purchase price of the acquired self storage property is allocated to land, buildings and improvements, furniture and equipment, customer in-place leases, assumed real estate leasehold interests, and other assets acquired and liabilities assumed, based on the estimated fair value of each component. When a portfolio of self storage properties is acquired, the purchase price is allocated to the individual self storage properties based on the fair value determined using an income approach with appropriate risk-adjusted capitalization rates, which take into account the relative size, age and location of the individual self storage properties.
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $9.1 million, $7.5 million and $6.0 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the years ended December 31, 2019, 2018 and 2017, the Company recognized retail sales of $1.7 million, $1.5 million and $1.3 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture, the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the years ended December 31, 2019, 2018 and 2017, the Company recognized property management fees, call center fees and platform fees of $12.8 million, $7.8 million and $4.8 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") during the year ended December 31, 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. As of December 31, 2019 and 2018, the Company had deferred revenue related to the acquisition fees of $2.8 million and $4.6 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the years ended December 31, 2019, 2018 and 2017, the Company recognized acquisition fees of $1.8 million, $1.6 million and $1.5 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the years ended December 31, 2019, 2018 and 2017, the Company recognized $4.7 million, $2.4 million and $1.9 million, respectively, of revenue related to these activities.
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $5.2 million, $4.1 million and $3.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Acquisition Costs
The Company incurs title, legal and consulting fees, and other costs associated with the completion of acquisitions. During the year ended December 31, 2017, the Company adopted Accounting Standards Update ("ASU") 2017-01 and as a result, the Company's self storage property acquisitions during the years ended December 31, 2019 and 2018 were accounted for as asset acquisitions, and accordingly, acquisition costs directly related to the self storage property acquisitions were capitalized as part of the basis of the acquired properties. Indirect acquisition costs remain included in acquisition costs in the accompanying statements of operations in the period in which they were incurred. Prior to the Company's adoption of ASU 2017-01, direct and indirect costs were included in acquisition costs in the accompanying statements of operations in the period in which they were incurred.

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
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2019 and 2018.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2019 and 2018. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; the 2016 tax year is the earliest period that remains open to examination by these taxing jurisdictions.
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

Allocation of Net Income (Loss)
The distribution rights and priorities set forth in the operating partnership's LP Agreement differ from what is reflected by the underlying percentage ownership interests of the operating partnership's unitholders. Accordingly, the Company allocates GAAP income (loss) utilizing the HLBV method, in which the Company allocates income or loss based on the change in each unitholders’ claim on the net assets of its operating partnership at period end after adjusting for any distributions or contributions made during such period. The HLBV method is commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage.
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
Other Comprehensive Income (Loss)
The Company has cash flow hedge derivative instruments that are measured at fair value with unrealized gains or losses recognized in other comprehensive income (loss) with a corresponding adjustment to accumulated other comprehensive income (loss) within equity, as discussed further in Note 14. Under the HLBV method of allocating income (loss) discussed above, a calculation is prepared at each balance sheet date by applying the HLBV method including, and excluding, the assets and liabilities resulting from the Company's cash flow hedge derivative instruments to determine comprehensive income (loss) attributable to National Storage Affiliates Trust. As a result of the distribution rights and priorities set forth in the operating partnership's LP Agreement, in any given period, other comprehensive income (loss) may be allocated disproportionately to unitholders as compared to their respective ownership percentage in the operating partnership and as compared to their respective allocation of net income (loss).
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
Goodwill
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates goodwill for potential impairment annually, or whenever impairment indicators are present. The Company determined that there was no impairment to goodwill during the years ended December 31, 2019 and 2018.
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
3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
At the Market ("ATM") Program
On February 27, 2019, the Company entered into a sales agreement with certain sales agents, pursuant to which the Company may sell from time to time up to $250.0 million of the Company's common shares and 6.000% Series A Preferred Shares in sales deemed to be "at the market" offerings. The sales agreement contemplates that, in addition to the issuance and sale by the Company of offered shares to or through the sale agents, the Company may enter into separate forward sale agreements with any forward purchaser. Forward sale agreements, if any, will include only the Company's common shares and will not include any Series A Preferred Shares. If the Company enters into a forward sale agreement with any forward purchaser, such forward purchaser will attempt to borrow from third parties and sell, through the related agent, acting as sales agent for such forward purchaser (each, a "forward seller"), offered shares, in an amount equal to the offered shares subject to such forward sale agreement, to hedge such forward purchaser’s exposure under such forward sale agreement. The Company may offer the common shares and Series A Preferred Shares through the agents, as the Company's sales agents, or, as applicable, as forward seller, or directly to the agents or forward sellers, acting as principals, by means of, among others, ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.
During the year ended December 31, 2019, the Company sold 2,375,000 of its common shares through the ATM program at an average offering price of $30.06 per share, resulting in net proceeds to the Company of approximately $70.6 million, after deducting compensation payable by the Company to such agents and offering expenses. In addition, during the year ended December 31, 2019, the Company sold 1,785,680 of its Series A Preferred Shares through the ATM program at an average offering price of $24.84 per share, resulting in net proceeds to the Company of approximately $43.6 million, after deducting compensation payable by the Company to such agents and offering expenses.
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

Series A Preferred Share Offering
On October 11, 2017, the Company completed an underwritten public offering of 6,900,000 of its 6.000% Series A Preferred Shares, which included 900,000 Series A Preferred Shares sold upon the exercise in full by the underwriters of their option to purchase additional Series A Preferred Shares, resulting in net proceeds to the Company of approximately $166.6 million, after deducting the underwriting discount and the Company's other offering expenses. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares rank senior to the Company's common shares with respect to rights and rights upon our liquidation, dissolution or winding up. Generally, the Series A Preferred Shares become redeemable by the Company beginning in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends.
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
As of December 31, 2019 and 2018, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2019	2018
Series A-1 preferred units	642,982	343,719
OP units	30,188,305	28,874,103
Subordinated performance units	11,014,195	10,749,475
LTIP units	743,566	931,671
DownREIT units
DownREIT OP units	1,848,261	1,834,786
DownREIT subordinated performance units	4,371,622	4,386,999
Total	48,808,931	47,120,753
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A Preferred Shares or the issuance of 6.000% Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The increase in Series A-1 preferred units outstanding from December 31, 2018 to December 31, 2019 was due to the issuance of Series A-1 preferred units in connection with the acquisition of self storage properties partially offset by the redemption of 41,439 Series A-1 preferred units for Series A preferred shares.
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

The increase in OP Units outstanding from December 31, 2018 to December 31, 2019 was due to the issuance of 863,148 OP units related to the voluntary conversions of 913,680 subordinated performance units (as discussed further below), the issuance of 350,319 OP units in connection with the acquisition of self storage properties, 396,224 LTIP units which were converted into OP units and the issuance of 285,512 OP units in connection with the acquisition of an interest in a tenant reinsurance company and related cash flows, as discussed in Note 11, partially offset by the redemption of 581,001 OP units for common shares.
The increase in DownREIT OP units outstanding from December 31, 2018 to December 31, 2019 was due to the issuance of 13,475 DownREIT OP units related to the conversion of 15,377 DownREIT subordinated performance units (as discussed further below).
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
The increase in subordinated performance units outstanding from December 31, 2018 to December 31, 2019 was due to the issuance of 1,178,400 subordinated performance units for co-investment by certain of the Company's PROs in connection with the acquisition of self storage properties partially offset by the voluntary conversion of 913,680 subordinated performance units into 863,148 OP units.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2018 to December 31, 2019 was due to the conversion of 15,377 DownREIT subordinated performance units into 13,475 DownREIT OP units.
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
The decrease in LTIP units outstanding from December 31, 2018 to December 31, 2019 was due to the conversion of 396,224 LTIP units into OP units partially offset by the issuance of 208,119 compensatory LTIP units to employees, trustees and consultants, net of forfeitures.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	December 31,
	2019	2018
Land	$649,938	$583,455
Buildings and improvements	2,435,171	2,048,281
Furniture and equipment	6,610	5,987
Total self storage properties	3,091,719	2,637,723
Less accumulated depreciation	(337,822)	(246,261)
Self storage properties, net	$2,753,897	$2,391,462

Depreciation expense related to self storage properties amounted to $92.2 million, $76.3 million and $60.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of December 31, 2019, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 103 self storage properties containing approximately 7.7 million rentable square feet, configured in over 63,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2019, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 72 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the year ended December 31, 2019, the 2016 Joint Venture sold to the Company one self storage property for a gross sales price of $4.1 million. See Note 11 for additional details about the Company's acquisition of the self storage property from the 2016 Joint Venture.
The Company's investments in the 2018 Joint Venture and 2016 Joint Venture are accounted for using the equity method of accounting and are included in investment in unconsolidated real estate ventures in the Company’s consolidated balance sheets. The Company’s earnings from its investments in the 2018 Joint Venture and 2016 Joint Venture are presented in equity in earnings (losses) of unconsolidated real estate ventures on the Company’s consolidated statements of operations.

The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31,
	2019	2018
ASSETS
Self storage properties, net	$1,835,235	$1,894,412
Other assets	22,413	50,915
Total assets	$1,857,648	$1,945,327
LIABILITIES AND EQUITY
Debt financing	$989,182	$956,357
Other liabilities	20,487	16,516
Equity	847,979	972,454
Total liabilities and equity	$1,857,648	$1,945,327

The following table presents the combined condensed operating information of the Company's unconsolidated real estate ventures for the years ended December 31, 2019 and 2018 and the period ended December 31, 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Total revenue	$162,827	$94,507	$54,747
Property operating expenses	49,845	30,229	18,463
Net operating income	112,982	64,278	36,284
Supervisory, administrative and other expenses	(10,818)	(6,397)	(3,921)
Depreciation and amortization	(79,556)	(40,930)	(29,192)
Interest expense	(39,936)	(20,718)	(11,389)
Loss on sale of self storage properties	(806)	(820)	—
Acquisition and other expenses	(1,971)	(1,188)	(1,146)
Net loss	$(20,105)	$(5,775)	$(9,364)

The combined condensed operating information in the table above only includes information for the 2018 Joint Venture following the acquisition of the Initial 2018 JV Portfolio in September 2018.
6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 69 self storage properties with an estimated fair value of $447.8 million during the year ended December 31, 2019 and 57 self storage properties and an expansion project adjacent to an existing property with an estimated fair value of $356.6 million during the year ended December 31, 2018. Of these acquisitions, during the year ended December 31, 2019, 19 self storage properties with an estimated fair value of $131.3 million were acquired by the Company from its PROs and one self storage property with an estimated fair value of $4.1 million was acquired by the Company from the 2016 Joint Venture. During the year ended December 31, 2018, four self storage properties and the expansion project adjacent to an existing property with an estimated fair value of $23.1 million were acquired by the Company from its PROs.
The self storage property acquisitions were accounted for as asset acquisitions and accordingly, during the years ended December 31, 2019 and 2018, $3.6 million and $1.9 million, respectively, of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $10.9 million and $9.1 million during the years ended December 31, 2019 and 2018, respectively, resulting in a total fair value of $436.9 million and $347.5 million allocated to real estate during the years ended December 31, 2019 and 2018, respectively.
The following table summarizes, by calendar quarter, the investments in self storage property acquisitions completed by the Company during the years ended December 31, 2019 and 2018 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment
	Number of Properties	Cash and Acquisition Costs	Value of OP Equity(1)	Liabilities Assumed		Total
				Mortgages(2)	Other
March 31, 2019	32	$160,531	$33,356	$—	$674	$194,561
June 30, 2019	24	168,442	15,515	—	1,378	185,335
September 30, 2019	6	34,624	950	—	197	35,771
December 31, 2019	7	30,004	2,005	—	154	32,163
Total	69	$393,601	$51,826	$—	$2,403	$447,830

March 31, 2018	25	$105,135	$22,403	$7,581	$670	$135,789
June 30, 2018	12	62,470	—	—	467	62,937
September 30, 2018	13	102,012	3,660	—	856	106,528
December 31, 2018	7	49,221	2,000	—	174	51,395
Total	57	$318,838	$28,063	$7,581	$2,167	$356,649
(1)Value of OP equity represents the fair value of Series A-1 preferred units, OP units, subordinated performance units, and LTIP units.
(2)Includes fair value of debt adjustment for assumed mortgages of approximately $0.2 million during the year ended December 31, 2018.
The results of operations for these self storage acquisitions are included in the Company's statements of operations beginning on the respective closing date for each acquisition. The accompanying statements of operations includes aggregate revenue of $30.4 million and operating income of $2.5 million related to the 69 self storage properties acquired during the year ended December 31, 2019. For the year ended December 31, 2018, the accompanying statements of operations includes aggregate revenue of $21.9 million and operating income of $2.5 million related to the 57 self storage properties acquired during such period.
Dispositions
During the year ended December 31, 2019, the Company sold one self storage property to an unrelated third party. The gross sales price was $6.5 million and the Company recognized $2.8 million of gain on the sale.
During the year ended December 31, 2018, the Company sold to unrelated third parties two self storage properties. The gross sales price was $5.5 million and the Company recognized $0.4 million of gains on the sales.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2019	2018
Customer in-place leases, net of accumulated amortization of $7,267 and $5,090, respectively	$3,704	$4,063
Receivables:
Trade, net	2,809	3,402
PROs and other affiliates	2,773	2,027
Receivable from unconsolidated real estate ventures	4,765	4,573
Property acquisition deposits	4,438	20,977
Interest rate swaps	980	16,164
Equity securities	7,703	—
Prepaid expenses and other	4,762	4,266
Corporate furniture, equipment and other, net	1,925	1,574
Trade name	3,200	3,200
Management contract, net of accumulated amortization of $2,272 and $1,564, respectively	8,349	9,057
Tenant reinsurance intangible, net of accumulated amortization of $317	14,283	—
Goodwill	5,750	5,750
Total	$65,441	$75,053

Amortization expense related to customer in-place leases amounted to $11.3 million, $11.6 million and $13.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company measured the fair value of the trade name, which has an indefinite life and is not amortized, using the relief from royalty method at acquisition.
The management contract asset is charged to amortization expense on a straight-line basis over 15 years, which represents the time period over which the majority of value was attributed in the Company’s discounted cash flow model. Amortization expense related to the management contract amounted to $0.7 million, $0.7 million and $0.7 million for the years ended December 31, 2019, 2018 and 2017 respectively.
Amortization expense related to the tenant reinsurance intangible amounted to $0.3 million for the year ended December 31, 2019. See Note 11 for additional details about the Company's tenant reinsurance intangible asset.

8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2019 and 2018 is summarized as follows (dollars in thousands):

		December 31,
	Interest Rate(1)	2019	2018
Credit Facility:
Revolving line of credit	3.06%	$—	$139,500
Term loan A	3.74%	125,000	235,000
Term loan B	2.91%	250,000	155,000
Term loan C	2.80%	225,000	105,000
Term loan D	3.57%	175,000	125,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	—
2029 Senior Unsecured Notes	3.98%	100,000	—
2031 Senior Unsecured Notes	4.08%	50,000	—
Fixed rate mortgages payable	4.16%	264,260	268,138
Total principal		1,539,260	1,277,638
Unamortized debt issuance costs and debt premium, net		(5,213)	464
Total debt		$1,534,047	$1,278,102

(1)Represents the effective interest rate as of December 31, 2019. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
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
On July 29, 2019, the Company entered into interest rate swap agreements which together with the Company's existing interest rate swap agreements, fix the interest rates through maturity for the Term Loan A, Term Loan B, Term Loan C and Term Loan D. As of December 31, 2019, the Term Loan A, Term Loan B, Term Loan C and Term Loan D had effective interest rates of 3.74%, 2.91%, 2.80% and 3.57%, respectively.
As of December 31, 2019, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $494.3 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the credit facility:
•Maximum total leverage ratio not to exceed 60%, provided, however, the Company is permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the credit facility) occurs
•Minimum fixed charge coverage ratio of at least 1.5x
•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%, provided, however, the Company shall be permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the credit facility) occurs
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
On July 29, 2019, the financial covenants and certain other terms of the 2023 Term Loan Facility, 2028 Term Loan Facility and 2029 Term Loan Facility were amended to make such terms substantially similar to those in the credit facility.
In addition, the terms of the credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2019, the Company was in compliance with all such covenants.
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
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2020. The Senior Unsecured Notes are senior unsecured obligations of the Company and will be jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors, upon issuance. The Senior Unsecured Notes rank pari passu with the credit facility, the 2023 Term Loan Facility, 2028 Term Loan Facility, and the 2029 Term Loan Facility. The Note Purchase Agreement contains financial covenants that are substantially similar to those described under the heading "Credit Facility" above. In addition, the terms of the Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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
Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2019, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
2020	$40,647	$(1,161)	$39,486
2021	7,603	(1,509)	6,094
2022	4,205	(1,511)	2,694
2023	377,049	(1,159)	375,890
2024	271,964	(790)	271,174
After 2025	837,792	917	838,709
	$1,539,260	$(5,213)	$1,534,047

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
As of December 31, 2019, the Company did not have outstanding under its equity compensation plan, any options, warrants or rights to purchase the Company's common shares.
LTIP Units
Through December 31, 2019, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan, 776,997 LTIP units have been issued under the 2015 Plan, and 315,567 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times through May 15, 2022.
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
Compensation expense related to compensatory LTIP units granted to members of the Company's senior management team, the Company's independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying statements of operations. Total compensation cost recognized for the compensatory LTIP unit awards was $4.2 million, $3.6 million and $3.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. At December 31, 2019, total unvested compensation cost not yet recognized was $3.7 million. The Company expects to recognize this compensation cost over a period of approximately 2.4 years.
Time-based LTIP unit awards are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant. The following table summarizes activity for the time-based LTIP unit awards for the years ended December 31, 2019, 2018 and 2017:

	Time-Based LTIP Unit Awards
	2019		2018		2017
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	223,812	$23.54	227,766	$20.37	294,529	$14.74
Granted	101,167	27.80	100,176	27.08	128,051	22.89
Vested	(138,028)	22.59	(104,130)	20.18	(194,814)	13.43
Forfeited	(5,014)	26.25	—	—	—	—
Unvested at end of year	181,937	$26.55	223,812	$23.54	227,766	$20.37
The aggregate fair value of the time-based LTIP unit awards that vested during the years ended December 31, 2019, 2018 and 2017 was $3.1 million, $2.1 million and $2.6 million, respectively.
The following table summarizes activity for the performance-based LTIP unit awards granted during the year ended December 31, 2019, 2018 and 2017, including the minimum, target and maximum number of LTIP units that may be earned upon the achievement of the performance criteria measured over the period of three years from the grant date.

	Performance-Based LTIP Unit Awards
	Minimum	Target	Maximum	Weighted Average Grant-Date Fair Value
Outstanding unvested at December 31, 2016	—	—	—	$—
Granted	—	40,390	90,874	27.63
Outstanding unvested at December 31, 2017	—	40,390	90,874	$27.63
Granted	—	46,017	69,025	24.67
Outstanding unvested at December 31, 2018	—	86,407	159,899	$26.35
Granted	—	53,128	106,252	29.76
Outstanding unvested at December 31, 2019	—	139,535	266,151	$27.71
The fair value of the performance-based LTIP unit awards, which have a market condition, is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the performance-based LTIP unit awards granted during the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Risk-free interest rate	2.51%	2.04%	1.58%
Dividend yield	4.54%	4.11%	4.35%
Expected volatility	25.40%	24.44%	29.96%
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan to PROs as part of the consideration for their respective self storage property acquisitions and contributions. The following table presents the number of units vested for acquisition grants during the years ended December 31, 2019, 2018 and 2017:

Total LTIP units
Total unvested units, December 31, 2016	260,400
Units vested in 2017 related to properties contributed or sourced by PROs	(36,400)
Total unvested units, December 31, 2017	224,000
Units vested in 2018 related to properties contributed or sourced by PROs	—
Total unvested units, December 31, 2018	224,000
Units vested in 2019 related to properties contributed or sourced by PROs	—
Total unvested units, December 31, 2019	224,000

The aggregate fair value of purchase consideration recognized during the years ended December 31, 2017 was $0.9 million. As of December 31, 2019, the remaining unvested LTIP units will vest as additional self storage properties are contributed or sourced by the PROs. The fair value of such LTIP units will be recorded as additional acquisition consideration based on the fair value in the period such acquisitions are completed.
Grants to Consultants
During the years ended December 31, 2019, 2018 and 2017, the Company issued 5,714, 174 and 776 LTIP units, respectively, that were immediately vested to consultants that provided acquisition services. During the years ended December 31, 2019, 2018 and 2017, the self storage properties acquired were accounted for as asset acquisitions and accordingly, the acquisition costs related to the LTIP units granted to consultants were capitalized as part of the basis of the acquired properties. The aggregate fair value of the LTIP units was $0.2 million, less than $0.1 million and less than $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Restricted Common Shares
Through December 31, 2019, an aggregate of 72,354 restricted common shares have been issued under the 2015 Plan. These restricted common shares vest over a weighted average period of approximately 3.0 years. Restricted common shares are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant.
The following table summarizes activity for restricted common shares for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	22,589	$24.83	21,585	$22.43	13,590	$12.40
Granted	18,218	26.46	12,311	27.26	16,525	24.04
Vested	(10,734)	23.54	(8,041)	21.88	(8,530)	14.11
Forfeited	(4,294)	25.61	(3,266)	25.35	—	—
Unvested at end of year	25,779	$26.26	22,589	$24.83	21,585	$22.43

The aggregate fair value of restricted common shares that vested during the years ended December 31, 2019, 2018 and 2017 was $0.3 million, $0.2 million and $0.1 million respectively. Total compensation cost recognized for restricted common shares during the years ended December 31, 2019, 2018 and 2017 was $0.3 million, $0.3 million and $0.2 million, respectively. At December 31, 2019, total unvested compensation cost not yet recognized was $0.4 million. The Company expects to recognize this compensation cost over a period of approximately 2.0 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying statements of operations.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2019, 2018 and 2017 (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$66,013	$56,326	$45,998
Net income attributable to noncontrolling interests	(62,030)	(42,217)	(43,037)
Net income attributable to National Storage Affiliates Trust	3,983	14,109	2,961
Distributions to preferred shareholders	(12,390)	(10,350)	(2,300)
Distributed and undistributed earnings allocated to participating securities	(35)	(27)	(28)
Net (loss) income attributable to common shareholders - basic and diluted	$(8,442)	$3,732	$633

Denominator
Weighted average shares outstanding - basic and diluted	58,208	53,293	44,423

Earnings (loss) per share - basic and diluted	$(0.15)	$0.07	$0.01
Dividends declared per common share	$1.27	$1.16	$1.04
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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2019, 448,089 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the year ended December 31, 2019, 224,000 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
For the years ended December 31, 2019, 2018 and 2017, potential common shares totaling 54.2 million, 50.6 million and 50.6 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
11. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the years ended December 31, 2019, 2018 and 2017, the Company incurred $20.0 million, $16.9 million and $14.4 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operation of the self storage properties are generally employees of the PROs who charge the Company for the costs associated with the respective employees. For the years ended December 31, 2019, 2018 and 2017, the Company incurred $32.0 million, $29.5 million and $24.6 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying statements of operations.
Due Diligence Costs
During the years ended December 31, 2019, 2018 and 2017, the Company incurred $0.7 million, $0.4 million and $0.7 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. For the years ended December 31, 2019, 2018 and 2017 these due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Notes Receivable
 In connection with the acquisition of 16 self storage properties from PROs during the year ended December 31, 2014, the Company assumed certain mortgages that provided for interest at above-market rates. The sellers of the self storage properties agreed to reimburse the Company for the difference between the fair value and the contractual value of the assumed mortgages which amounted to $5.2 million. Due to the structure of the transaction, the amount owed to the Company was considered a receivable for the issuance of equity and was recorded as an offset against equity. During the years ended December 31, 2019 and 2018, the Company received above-market interest reimbursements from the sellers totaling $1.3 million and $1.2 million, respectively.
In addition, in exchange for $1.3 million and $1.2 million of principal payment reimbursements received related to these assumed mortgages during the years ended December 31, 2019 and 2018, the Company issued 37,770 common shares and 44,502 OP units to the sellers during the year ended December 31, 2019 and 2018, respectively.

Self Storage Property Acquisitions
During the year ended December 31, 2019, the Company issued 11,100 subordinated performance units to an affiliate of Personal Mini (the Company's executive chairman and former chief executive officer, Arlen D. Nordhagen, has a noncontrolling minority ownership interest in this affiliate of Personal Mini), for $0.4 million of co-investment related to the acquisition of a self storage property from an unrelated third party.
During the year ended December 31, 2019, the Company acquired one self storage property from the 2016 Joint Venture for $4.1 million.
Acquisition of Interest in Reinsurance Company and Related Cash Flows
On June 1, 2019, the Company, as acquiror, and Ground Up Development LLC ("Ground Up"), an affiliate of SecurCare and of the Company's executive chairman and former chief executive officer, Arlen D. Nordhagen, entered into a Contribution and Purchase Agreement (the "Ground Up Contribution Agreement") whereby the Company acquired Ground Up’s ownership interest (approximately 5.5%) in SBOA TI Reinsurance Ltd. (the "Reinsurance Company"), a Cayman Islands exempted company. The Reinsurance Company provides reinsurance for a self storage tenant insurance program issued by a licensed insurance company, whereby tenants of the Company's self storage facilities and tenants of other operators participating in the program can purchase insurance to cover damage or destruction to their personal property while stored at such facilities. The Company will now be entitled to receive its share of distributions of any profits generated by the Reinsurance Company, depending on actual losses incurred by the program. As part of the transaction, the Company also acquired the rights to the access fees previously earned by Ground Up associated with the tenant insurance-related arrangements. For the Company's properties managed by SecurCare, in addition to the tenant insurance revenues the Company received directly from the program insurer, the Company also receives these additional access fees.
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
The Company allocated the total purchase price to the estimated fair value of the assets acquired, consisting of $0.5 million of equity interest in the Reinsurance Company and $14.6 million as an intangible related to the acquired access fees and rights to control the tenant insurance-related arrangements. These assets are reported in other assets, net in the Company's consolidated balance sheets. The intangible asset is amortized on a straight-line basis over 25 years, which approximates the weighted average remaining useful life of the SecurCare-managed properties, and is recorded in depreciation and amortization expense in the Company's consolidated statements of operations.
12. COMMITMENTS AND CONTINGENCIES
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
13. LEASES
The Company determines if a contractual arrangement is a lease at inception. As a lessee, the Company has non-cancelable lease agreements for real estate and its corporate office space that are classified as operating leases. The Company's operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in its consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's operating leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at commencement date in determining the discount rate for the present value of the lease payments. To the extent that the lease agreements provide for fixed increases throughout the term of the lease, the Company recognizes lease expense on a straight-line basis over the expected lease terms.

Real Estate Leasehold Interests
The Company has eight properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 15 to 73 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying consolidated statements of operations and amounted to $1.6 million, $1.6 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Office Leases
The Company has entered into non-cancelable lease agreements for its corporate office space with remaining lease terms ranging from three to seven years. Rent expense related to these office leases is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2019 are as follows:

December 31, 2019
Weighted-average remaining lease term
Real estate leasehold interests	29 years
Office leases	7 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.9%
Office leases	4.1%
As of December 31, 2019, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
2020	$1,419	$286	$1,705
2021	1,444	387	1,831
2022	1,459	381	1,840
2023	1,464	346	1,810
2024	1,470	353	1,823
2025 through 2092	36,728	691	37,419
Total lease payments	$43,984	$2,444	$46,428
Less imputed interest	(21,440)	(323)	(21,763)
Total	$22,544	$2,121	$24,665

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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Interest Rate Swaps Designated as Cash Flow Hedges
Fair value at December 31, 2017	$12,414
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(1,817)
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	3,598
Fair value at December 31, 2018	$14,195
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(3,337)
Unrealized losses on interest rate swaps included in accumulated other comprehensive income	(29,941)
Fair value at December 31, 2019	$(19,083)
As of December 31, 2019 and 2018, the Company had outstanding interest rate swaps designated as cash flow hedges with aggregate notional amounts of $1,125.0 million and $795.0 million, respectively. As of December 31, 2019, the Company's swaps had a weighted average remaining term of 4.3 years. The fair value of these swaps are presented within other assets and accounts payable and accrued liabilities in the accompanying balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at December 31, 2019 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $3.2 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.90% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from its counterparty to the interest rate swaps.
There were no transfers between levels during the years ended December 31, 2019 and 2018. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2019 and 2018, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities and equity securities reflected in the balance sheets at December 31, 2019 and 2018, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at December 31, 2019 and 2018 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $264.3 million as of December 31, 2019 with a fair value of approximately $280.9 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.28%, compared to the weighted average contractual interest rate of 4.81%. The combined principal balance of the Company's fixed rate mortgages was approximately $268.1 million as of December 31, 2018 with a fair value of approximately $276.5 million. In determining the fair value as of December 31, 2018, the Company estimated a weighted average market interest rate of approximately 4.17%, compared to the weighted average contractual interest rate of 4.85%.
15. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA
The following is a summary of quarterly financial information for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Total revenues	$90,572	$95,419	$101,337	$100,568
Total operating expenses	61,572	64,189	68,625	66,661
Gain on sale of self storage properties	—	2,814	—	—
Net income	12,940	17,733	16,514	18,826
Net income (loss) attributable to common shareholders	$4,823	$(10,913)	$(12,132)	$9,815
Earnings (loss) per share - basic	$0.08	$(0.19)	$(0.20)	$0.17
Earnings (loss) per share - diluted	$0.08	$(0.19)	$(0.20)	$0.13

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total revenues	$76,493	$79,723	$85,382	$89,298
Total operating expenses	54,900	56,033	57,869	60,440
Gain (loss) on sale of self storage properties	474	(83)	—	—
Net income	11,973	13,041	16,829	14,483
Net income (loss) attributable to common shareholders	$7,872	$3,304	$1,806	$(9,223)
Earnings (loss) per share - basic	$0.16	$0.07	$0.03	$(0.16)
Earnings (loss) per share - diluted	$0.09	$0.07	$0.03	$(0.16)

16. SUBSEQUENT EVENTS
Internalization and Acquisition of PRO
On February 24, 2020, the Company entered into a definitive agreement with SecurCare, and, among others, Arlen Nordhagen, the Company's executive chairman and former chief executive officer, who owns approximately 53% of SecurCare's outstanding shares, to merge SecurCare into a wholly owned subsidiary of the Company. On the same day, the Company entered into a definitive agreement with DLAN Corporation ("DLAN") to merge DLAN into another wholly owned subsidiary of the Company. DLAN is an entity controlled by Mr. Nordhagen that was formed solely to hold OP units and DownREIT OP units, and it is owned by Mr. Nordhagen's spouse, Wendy Nordhagen, and David Lamb, who is a key person of another existing PRO of the Company.
As a result of the SecurCare merger, SecurCare's property management platform and related intellectual property will be internalized by the Company, and the Company will no longer pay any supervisory and administrative fees or reimbursements to SecurCare. In addition, distributions on the series of subordinated performance units related to SecurCare's managed portfolio (the "Series SC subordinated performance units") will be discontinued.
As part of the internalization, most of SecurCare's employees and other key persons will be offered employment by the Company and will continue managing SecurCare's portfolio of properties under the brand SecurCare as members of the Company's existing property management platform. Under the terms of the Company's facilities portfolio management agreement with SecurCare, in connection with a retirement event leading to the internalization of SecurCare's property management platform, SecurCare is entitled to receive OP units in exchange for its property management platform and related intellectual property based on a contractual formula. The Company has determined that SecurCare would be entitled to receive 384,020 OP units as part of the internalization transaction. The Company expects that the acquisition of SecurCare's property management platform and related intellectual property will be accounted for as a business combination, whereby the Company will allocate the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed.
Immediately prior to the completion of the mergers, giving effect to the OP units that SecurCare owns or would be entitled to receive as part of the internalization and the conversion of 2,015,808 of the Series SC subordinated performance units into 6,769,083 OP units in connection with a retirement event leading to the internalization of SecurCare's property management platform, SecurCare and DLAN will own, or have the right to receive, an aggregate of 8,187,052 OP units. While OP units are economically equivalent to and exchangeable for common shares on a one-to-one basis, in the SecurCare and DLAN mergers, the Company expects to issue 8,105,192 common shares to the owners of SecurCare and DLAN, which represents a 1% discount to the number OP units that each of SecurCare and DLAN will own or be entitled to receive as set forth above immediately prior to the mergers. Of the total number of common shares expected to be issued to the owners of SecurCare, approximately 4.1 million common shares are expected to be issued to Mr. Nordhagen.
Although the Company currently expects to complete the transactions described above during the second quarter of 2020, they are subject to customary closing conditions, and there is no assurance that the transactions will be consummated at all or at the time or pursuant to the terms currently contemplated.
Self Storage Property Acquisitions
In January and February 2020, the Company acquired 34 self storage properties for approximately $205.8 million. Consideration for these acquisitions included approximately $200.6 million of net cash, the assumption of $0.9 million of other working capital liabilities and OP equity of approximately $4.3 million (consisting of the issuance of 73,329 OP Units, 28,894 LTIP units and 13,105 subordinated performance units). In connection with these acquisitions, the Company reimbursed the PROs for $0.2 million of due diligence costs related to the self storage properties sourced by the PROs.
In February 2020, the 2016 Joint Venture acquired two self storage properties for approximately $12.1 million. The 2016 Joint Venture financed the acquisitions with capital contributions from the 2016 Joint Venture members, of which the Company contributed $3.0 million.
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
During the year ended December 31, 2019, the Company received notices requesting the conversion of 332,738 subordinated performance units. Effective January 1, 2020, the Company issued 445,701 OP units in satisfaction of such conversion requests.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2019
(dollars in thousands)

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Mobile	AL	$991	$4,874	$753	$991	$5,627	$6,618	$1,196	4/12/2016
Lake Havasu City-Kingman	AZ	671	1,572	53	671	1,625	2,296	486	4/1/2014
Lake Havasu City-Kingman	AZ	722	2,546	66	722	2,612	3,334	845	7/1/2014
Phoenix-Mesa-Scottsdale	AZ	1,089	6,607	89	1,089	6,696	7,785	1,657	6/30/2014
Phoenix-Mesa-Scottsdale	AZ	3,813	7,831	91	3,813	7,922	11,735	1,493	9/30/2014
Phoenix-Mesa-Scottsdale	AZ	1,375	2,613	94	1,375	2,707	4,082	906	9/30/2014
Phoenix-Mesa-Scottsdale	AZ	1,653	7,531	47	1,653	7,578	9,231	1,240	10/1/2014
Phoenix-Mesa-Scottsdale	AZ	1,661	3,311	75	1,661	3,386	5,047	703	10/1/2014
Phoenix-Mesa-Scottsdale	AZ	1,050	5,359	49	1,050	5,408	6,458	697	1/1/2015
Phoenix-Mesa-Scottsdale	AZ	1,198	1,921	49	1,198	1,970	3,168	433	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	1,324	3,626	64	1,324	3,690	5,014	668	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	3,816	4,348	38	3,816	4,386	8,202	767	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	5,576	6,746	283	5,576	7,029	12,605	1,343	5/19/2016
Phoenix-Mesa-Scottsdale	AZ	1,506	2,881	226	1,609	3,107	4,716	421	7/29/2016
Phoenix-Mesa-Scottsdale	AZ	2,120	5,442	26	2,120	5,468	7,588	534	2/13/2017
Phoenix-Mesa-Scottsdale	AZ	1,809	4,787	53	1,809	4,840	6,649	397	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	840	5,274	18	840	5,292	6,132	422	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	2,111	7,963	37	2,111	8,000	10,111	586	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	748	4,027	204	748	4,231	4,979	367	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	676	4,098	81	676	4,179	4,855	318	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,011	3,453	65	1,011	3,518	4,529	263	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,125	3,554	78	1,125	3,632	4,757	317	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	949	7,351	59	949	7,410	8,359	472	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,419	5,504	71	1,419	5,575	6,994	421	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,117	5,918	224	1,117	6,142	7,259	383	2/1/2018
Phoenix-Mesa-Scottsdale	AZ	1,231	5,107	9	1,231	5,116	6,347	186	1/1/2019
Phoenix-Mesa-Scottsdale	AZ	806	4,041	179	806	4,220	5,026	79	6/19/2019
Tucson	AZ	421	3,855	116	421	3,971	4,392	709	8/29/2013
Tucson	AZ	716	1,365	26	716	1,391	2,107	460	8/29/2013
Tucson	AZ	358	2,047	499	358	2,546	2,904	223	1/4/2018
Tucson	AZ	439	2,501	54	439	2,555	2,994	216	1/4/2018
Tucson	AZ	606	2,580	419	606	2,999	3,605	274	1/4/2018
Bakersfield	CA	511	2,804	207	511	3,011	3,522	469	8/1/2016
Bakersfield	CA	1,409	3,907	203	1,228	4,110	5,338	572	8/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Bakersfield	CA	1,882	3,858	112	1,882	3,970	5,852	643	8/1/2016
Bakersfield	CA	1,355	4,678	314	1,355	4,992	6,347	740	8/1/2016
Bakersfield	CA	1,306	3,440	133	1,306	3,573	4,879	704	8/1/2016
Bakersfield	CA	1,016	3,638	127	1,016	3,765	4,781	495	8/1/2016
Bakersfield	CA	1,579	3,357	121	1,579	3,478	5,057	577	8/1/2016
Bakersfield	CA	750	5,802	128	750	5,930	6,680	820	8/1/2016
Fresno	CA	840	7,502	460	840	7,962	8,802	1,495	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	1,530	5,799	313	1,530	6,112	7,642	619	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	2,345	6,820	684	2,345	7,504	9,849	772	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	1,350	11,266	169	1,350	11,435	12,785	1,321	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	763	6,258	231	763	6,489	7,252	763	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	6,641	8,239	79	6,641	8,318	14,959	1,503	4/1/2014
Los Angeles-Long Beach-Anaheim	CA	1,122	1,881	36	1,122	1,917	3,039	468	6/30/2014
Los Angeles-Long Beach-Anaheim(3)	CA	14,109	23,112	305	14,109	23,417	37,526	5,156	9/17/2014
Los Angeles-Long Beach-Anaheim(3)	CA	7,186	12,771	278	7,186	13,049	20,235	2,782	9/17/2014
Los Angeles-Long Beach-Anaheim(3)(4)	CA	—	7,106	62	—	7,168	7,168	1,485	9/17/2014
Los Angeles-Long Beach-Anaheim(3)	CA	2,366	4,892	130	2,366	5,022	7,388	1,122	9/17/2014
Los Angeles-Long Beach-Anaheim(3)	CA	2,871	3,703	49	2,871	3,752	6,623	718	10/7/2014
Los Angeles-Long Beach-Anaheim(3)	CA	5,448	10,015	237	5,448	10,252	15,700	2,309	10/7/2014
Los Angeles-Long Beach-Anaheim(4)	CA	—	13,150	55	—	13,205	13,205	2,219	1/1/2015
Los Angeles-Long Beach-Anaheim(4)	CA	—	10,084	124	—	10,208	10,208	668	10/3/2017
Modesto	CA	1,526	12,032	67	1,526	12,099	13,625	1,509	11/10/2016
Modesto	CA	773	5,655	19	773	5,674	6,447	592	11/10/2016
Nonmetropolitan Area	CA	425	7,249	22	425	7,271	7,696	822	11/10/2016
Riverside-San Bernardino-Ontario	CA	1,842	3,420	55	1,842	3,475	5,317	603	1/1/2015
Riverside-San Bernardino-Ontario	CA	1,981	3,323	75	1,981	3,398	5,379	735	1/1/2015
Riverside-San Bernardino-Ontario(3)	CA	3,418	9,907	203	3,418	10,110	13,528	1,629	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,913	6,072	22	1,913	6,094	8,007	1,105	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	772	4,044	98	772	4,142	4,914	918	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	597	5,464	80	597	5,544	6,141	897	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	3,022	8,124	95	3,022	8,219	11,241	1,517	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,897	5,725	671	2,467	6,396	8,863	1,483	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,835	5,589	858	2,164	6,447	8,611	1,357	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,484	5,903	83	2,484	5,986	8,470	879	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,139	5,054	36	1,139	5,090	6,229	880	10/1/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Riverside-San Bernardino-Ontario(3)	CA	1,401	4,577	30	1,401	4,607	6,008	619	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	925	3,459	52	925	3,511	4,436	627	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,174	2,556	107	1,174	2,663	3,837	559	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,506	2,913	47	1,506	2,960	4,466	495	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	631	2,307	63	631	2,370	3,001	537	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,318	2,394	56	1,318	2,450	3,768	528	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,942	2,647	37	1,942	2,684	4,626	681	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,339	2,830	55	1,339	2,885	4,224	564	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,105	2,672	59	1,105	2,731	3,836	640	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,542	2,127	44	1,542	2,171	3,713	506	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,478	4,534	45	1,478	4,579	6,057	632	10/1/2015
Riverside-San Bernardino-Ontario	CA	3,245	4,420	1,457	3,245	5,877	9,122	1,289	5/16/2016
Riverside-San Bernardino-Ontario	CA	670	8,613	450	670	9,063	9,733	1,063	8/1/2016
Riverside-San Bernardino-Ontario	CA	538	3,921	384	538	4,305	4,843	540	8/1/2016
Riverside-San Bernardino-Ontario	CA	382	3,442	338	382	3,780	4,162	475	8/1/2016
Riverside-San Bernardino-Ontario	CA	806	3,852	569	806	4,421	5,227	558	8/1/2016
Riverside-San Bernardino-Ontario	CA	570	4,238	360	570	4,598	5,168	548	8/1/2016
Riverside-San Bernardino-Ontario	CA	345	3,270	163	345	3,433	3,778	460	8/1/2016
Riverside-San Bernardino-Ontario	CA	252	4,419	339	252	4,758	5,010	584	9/1/2016
Riverside-San Bernardino-Ontario	CA	2,691	3,950	209	2,691	4,159	6,850	480	9/1/2016
Riverside-San Bernardino-Ontario	CA	302	4,169	115	302	4,284	4,586	489	5/8/2017
Riverside-San Bernardino-Ontario	CA	896	6,397	515	896	6,912	7,808	753	5/31/2017
Riverside-San Bernardino-Ontario(3)	CA	552	3,010	130	552	3,140	3,692	953	5/16/2008
Riverside-San Bernardino-Ontario	CA	1,342	4,446	266	1,342	4,712	6,054	1,648	4/1/2013
Riverside-San Bernardino-Ontario	CA	1,672	2,564	61	1,672	2,625	4,297	631	4/1/2014
Riverside-San Bernardino-Ontario	CA	978	1,854	307	978	2,161	3,139	710	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,068	2,609	119	1,068	2,728	3,796	765	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,202	2,032	94	1,202	2,126	3,328	528	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,803	2,758	148	1,803	2,906	4,709	929	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,337	4,489	70	1,337	4,559	5,896	1,011	6/30/2014
Riverside-San Bernardino-Ontario	CA	846	2,508	122	846	2,630	3,476	812	7/1/2014
Riverside-San Bernardino-Ontario(3)	CA	1,026	4,552	83	1,026	4,635	5,661	971	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	1,878	5,104	98	1,878	5,202	7,080	969	9/17/2014
Riverside-San Bernardino-Ontario	CA	3,974	6,962	150	3,974	7,112	11,086	1,882	10/1/2014
Riverside-San Bernardino-Ontario	CA	2,018	3,478	728	2,018	4,206	6,224	1,430	10/1/2014

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Riverside-San Bernardino-Ontario	CA	1,644	2,588	61	1,644	2,649	4,293	223	5/17/2018
Sacramento-Roseville-Arden-Arcade	CA	1,195	8,407	35	1,195	8,442	9,637	856	11/10/2016
Sacramento-Roseville-Arden-Arcade	CA	1,652	9,510	223	1,652	9,733	11,385	560	9/26/2018
San Diego-Carlsbad	CA	4,318	19,775	1,087	4,323	20,862	25,185	2,110	8/1/2016
San Diego-Carlsbad(3)	CA	3,703	5,582	89	3,703	5,671	9,374	1,079	9/17/2014
San Diego-Carlsbad	CA	3,544	4,915	265	3,544	5,180	8,724	1,063	10/1/2014
San Diego-Carlsbad(4)	CA	—	5,568	127	—	5,695	5,695	795	1/1/2015
San Diego-Carlsbad(4)	CA	—	4,041	72	—	4,113	4,113	1,050	1/31/2015
Stockton-Lodi	CA	559	5,514	15	559	5,529	6,088	584	11/10/2016
Stockton-Lodi	CA	1,710	8,995	50	1,710	9,045	10,755	1,089	11/10/2016
Stockton-Lodi	CA	1,637	11,901	55	1,637	11,956	13,593	915	7/31/2017
Colorado Springs	CO	455	1,351	65	455	1,416	1,871	461	8/29/2007
Colorado Springs	CO	588	2,162	1,139	588	3,301	3,889	978	3/26/2008
Colorado Springs	CO	632	3,118	419	632	3,537	4,169	1,152	3/26/2008
Colorado Springs	CO	414	1,535	351	414	1,886	2,300	616	5/1/2008
Colorado Springs(3)	CO	300	1,801	129	300	1,930	2,230	521	6/1/2009
Colorado Springs	CO	766	5,901	625	766	6,526	7,292	553	10/19/2017
Denver-Aurora-Lakewood	CO	868	128	2,306	868	2,434	3,302	593	6/22/2009
Denver-Aurora-Lakewood	CO	938	8,449	39	938	8,488	9,426	771	11/1/2016
Fort Collins	CO	3,213	3,087	226	3,213	3,313	6,526	1,046	8/29/2007
Fort Collins	CO	2,514	1,786	115	2,514	1,901	4,415	599	8/29/2007
Pueblo	CO	156	2,797	16	156	2,813	2,969	375	2/17/2016
Cape Coral-Fort Myers(3)	FL	4,122	8,453	55	4,122	8,508	12,630	1,128	4/1/2016
Crestview-Fort Walton Beach-Destin	FL	684	12,857	16	684	12,873	13,557	325	1/1/2019
Crestview-Fort Walton Beach-Destin	FL	2,001	12,948	3	2,001	12,951	14,952	218	6/21/2019
Crestview-Fort Walton Beach-Destin	FL	813	3,509	7	813	3,516	4,329	5	12/17/2019
Crestview-Fort Walton Beach-Destin	FL	1,285	5,292	7	1,285	5,299	6,584	9	12/17/2019
Gainesville	FL	1,072	4,698	72	1,072	4,770	5,842	387	1/10/2018
Gainesville	FL	264	2,369	94	264	2,463	2,727	117	12/18/2018
Gainesville(3)	FL	457	2,120	6	457	2,126	2,583	5	12/19/2019
Jacksonville	FL	2,087	19,473	157	2,087	19,630	21,717	1,808	11/10/2016
Jacksonville	FL	1,629	4,929	315	1,629	5,244	6,873	641	11/10/2016
Jacksonville	FL	527	2,434	927	527	3,361	3,888	377	12/20/2017
Lakeland-Winter Haven(3)	FL	972	2,159	157	972	2,316	3,288	438	5/4/2015
Naples-Immokalee-Marco Island(3)	FL	3,849	16,688	118	3,849	16,806	20,655	1,892	4/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

North Port-Sarasota-Bradenton(3)	FL	2,211	5,682	62	2,211	5,744	7,955	737	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,488	7,282	152	2,488	7,434	9,922	906	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,767	5,955	22	1,767	5,977	7,744	831	4/1/2016
North Port-Sarasota-Bradenton	FL	2,143	5,005	3,863	3,373	8,868	12,241	1,348	10/11/2016
North Port-Sarasota-Bradenton(3)	FL	1,924	4,514	278	1,924	4,792	6,716	708	4/1/2016
North Port-Sarasota-Bradenton	FL	1,176	3,421	7	1,176	3,428	4,604	443	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,839	8,377	40	1,839	8,417	10,256	923	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,507	7,766	56	2,507	7,822	10,329	941	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,685	5,439	72	1,685	5,511	7,196	726	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	437	5,128	206	437	5,334	5,771	728	4/1/2016
North Port-Sarasota-Bradenton	FL	1,015	3,031	23	1,015	3,054	4,069	376	4/1/2016
North Port-Sarasota-Bradenton	FL	1,985	4,299	892	1,985	5,191	7,176	573	1/31/2017
North Port-Sarasota-Bradenton	FL	1,336	4,085	2	1,336	4,087	5,423	354	4/6/2017
North Port-Sarasota-Bradenton	FL	2,105	8,217	16	2,105	8,233	10,338	320	1/1/2019
Orlando-Kissimmee-Sanford	FL	2,426	9,314	130	2,426	9,444	11,870	1,018	11/10/2016
Orlando-Kissimmee-Sanford	FL	2,166	4,672	103	2,166	4,775	6,941	579	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,583	8,752	102	4,583	8,854	13,437	1,197	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,181	4,268	177	4,181	4,445	8,626	496	6/30/2017
Palm Bay-Melbourne-Titusville	FL	1,125	4,362	8	1,125	4,370	5,495	143	1/1/2019
Panama City	FL	2,332	6,847	10	2,332	6,857	9,189	136	6/21/2019
Panama City	FL	810	3,105	24	810	3,129	3,939	39	8/22/2019
Pensacola-Ferry Pass-Brent	FL	1,025	8,157	120	1,025	8,277	9,302	601	10/3/2017
Pensacola-Ferry Pass-Brent	FL	841	5,075	233	841	5,308	6,149	411	2/20/2018
Pensacola-Ferry Pass-Brent	FL	644	4,785	156	644	4,941	5,585	212	12/12/2018
Pensacola-Ferry Pass-Brent	FL	1,182	5,008	4	1,182	5,012	6,194	98	6/21/2019
Punta Gorda(3)	FL	1,157	2,079	813	1,157	2,892	4,049	286	4/27/2017
Tampa-St. Petersburg-Clearwater(3)	FL	5,436	10,092	43	5,436	10,135	15,571	1,349	4/1/2016
Tampa-St. Petersburg-Clearwater(3)	FL	361	1,238	98	361	1,336	1,697	337	5/4/2015
Tampa-St. Petersburg-Clearwater	FL	3,581	2,612	57	3,581	2,669	6,250	407	5/1/2017
Tampa-St. Petersburg-Clearwater	FL	4,708	13,984	86	4,708	14,070	18,778	1,184	5/24/2017
Tampa-St. Petersburg-Clearwater	FL	2,063	5,351	188	2,063	5,539	7,602	248	8/28/2018
Tampa-St. Petersburg-Clearwater	FL	1,248	2,937	—	1,248	2,937	4,185	4	12/18/2019
The Villages	FL	897	6,132	36	897	6,168	7,065	291	1/1/2019
Atlanta-Sandy Springs-Roswell	GA	515	687	111	515	798	1,313	280	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	272	1,357	503	272	1,860	2,132	559	8/29/2007

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Atlanta-Sandy Springs-Roswell	GA	702	1,999	532	702	2,531	3,233	821	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	1,413	1,590	183	1,413	1,773	3,186	608	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	341	562	135	341	697	1,038	267	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	553	847	178	553	1,025	1,578	383	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	85	445	298	85	743	828	291	9/28/2007
Atlanta-Sandy Springs-Roswell(3)	GA	494	2,215	255	494	2,470	2,964	791	9/28/2007
Atlanta-Sandy Springs-Roswell	GA	1,614	2,476	1,725	1,614	4,201	5,815	529	7/29/2015
Atlanta-Sandy Springs-Roswell	GA	1,595	2,143	2,050	1,595	4,193	5,788	561	7/29/2015
Atlanta-Sandy Springs-Roswell	GA	666	5,961	52	666	6,013	6,679	578	7/17/2017
Atlanta-Sandy Springs-Roswell	GA	1,028	7,041	56	1,028	7,097	8,125	749	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	748	3,382	70	748	3,452	4,200	319	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	703	4,014	98	703	4,112	4,815	373	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,873	9,109	93	1,873	9,202	11,075	773	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	547	4,073	50	547	4,123	4,670	367	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,499	5,279	58	1,499	5,337	6,836	480	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	763	5,135	61	763	5,196	5,959	389	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	795	2,941	25	600	2,966	3,566	265	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,356	7,516	23	1,356	7,539	8,895	651	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	912	5,074	53	912	5,127	6,039	393	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	570	3,477	122	570	3,599	4,169	332	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,052	7,102	89	1,052	7,191	8,243	540	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	430	3,470	53	430	3,523	3,953	527	3/29/2016
Atlanta-Sandy Springs-Roswell	GA	972	2,342	56	972	2,398	3,370	320	8/17/2016
Atlanta-Sandy Springs-Roswell	GA	919	3,899	63	919	3,962	4,881	249	5/21/2018
Atlanta-Sandy Springs-Roswell	GA	520	3,708	28	520	3,736	4,256	138	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	765	2,872	29	765	2,901	3,666	110	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	686	3,821	25	686	3,846	4,532	119	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	527	10,404	3	527	10,407	10,934	133	7/24/2019
Augusta-Richmond County	GA	84	539	204	84	743	827	258	8/29/2007
Augusta-Richmond County	GA	205	686	182	205	868	1,073	292	8/29/2007
Augusta-Richmond County	GA	1,424	10,439	59	1,424	10,498	11,922	310	2/5/2019
Augusta-Richmond County	GA	875	6,231	26	875	6,257	7,132	138	5/28/2019
Augusta-Richmond County	GA	1,277	7,494	26	1,277	7,520	8,797	182	5/28/2019
Columbus(3)	GA	169	342	171	169	513	682	158	5/1/2009
Macon	GA	180	840	66	180	906	1,086	287	9/28/2007

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Savannah	GA	1,741	1,160	437	1,741	1,597	3,338	456	8/29/2007
Savannah(3)	GA	597	762	168	597	930	1,527	323	9/28/2007
Savannah	GA	409	1,335	30	409	1,365	1,774	473	1/31/2014
Savannah	GA	811	1,181	157	811	1,338	2,149	482	6/25/2014
Savannah	GA	1,280	7,211	69	1,280	7,280	8,560	176	5/15/2019
Valdosta	GA	1,321	3,320	4	1,321	3,324	4,645	115	1/1/2019
Nonmetropolitan Area	GA	599	3,714	14	599	3,728	4,327	53	8/30/2019
Nonmetropolitan Area	ID	1,133	5,634	34	1,133	5,668	6,801	203	4/1/2019
Nonmetropolitan Area	ID	362	2,523	4	362	2,527	2,889	59	6/24/2019
Nonmetropolitan Area	ID	413	2,114	5	413	2,119	2,532	44	6/24/2019
St. Louis	IL	225	4,394	187	225	4,581	4,806	424	8/28/2017
St. Louis	IL	179	5,154	335	179	5,489	5,668	519	8/28/2017
St. Louis	IL	226	3,088	252	226	3,340	3,566	351	8/28/2017
St. Louis	IL	174	3,338	274	174	3,612	3,786	336	9/25/2017
Indianapolis-Carmel-Anderson	IN	855	7,273	24	855	7,297	8,152	999	2/16/2016
Indianapolis-Carmel-Anderson	IN	815	3,844	13	815	3,857	4,672	655	2/16/2016
Indianapolis-Carmel-Anderson	IN	688	3,845	30	688	3,875	4,563	663	2/16/2016
Indianapolis-Carmel-Anderson	IN	626	4,049	36	626	4,085	4,711	615	2/25/2016
Indianapolis-Carmel-Anderson	IN	1,118	4,444	281	1,118	4,725	5,843	921	2/25/2016
Indianapolis-Carmel-Anderson	IN	614	5,487	41	614	5,528	6,142	734	2/25/2016
Indianapolis-Carmel-Anderson	IN	619	2,140	20	619	2,160	2,779	391	11/10/2016
Indianapolis-Carmel-Anderson	IN	689	6,944	38	689	6,982	7,671	762	11/10/2016
Indianapolis-Carmel-Anderson	IN	609	3,172	39	609	3,211	3,820	483	11/10/2016
Indianapolis-Carmel-Anderson	IN	532	5,441	34	532	5,475	6,007	592	11/10/2016
Indianapolis-Carmel-Anderson	IN	433	5,817	20	433	5,837	6,270	603	11/10/2016
Indianapolis-Carmel-Anderson	IN	688	5,413	40	688	5,453	6,141	685	11/10/2016
Indianapolis-Carmel-Anderson	IN	575	5,168	65	575	5,233	5,808	615	11/10/2016
Indianapolis-Carmel-Anderson	IN	522	5,366	28	522	5,394	5,916	595	11/10/2016
Indianapolis-Carmel-Anderson	IN	528	2,877	13	528	2,890	3,418	315	10/19/2017
Indianapolis-Carmel-Anderson	IN	1,257	6,694	29	1,257	6,723	7,980	611	10/19/2017
Kansas City	KS	816	5,432	133	816	5,565	6,381	524	10/19/2017
Kansas City	KS	975	6,967	183	975	7,150	8,125	711	10/19/2017
Kansas City	KS	719	5,143	168	719	5,311	6,030	453	10/19/2017
Kansas City(3)	KS	521	5,168	176	521	5,344	5,865	360	3/1/2018
Kansas City	KS	640	3,367	127	640	3,494	4,134	242	5/31/2018

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Kansas City	KS	533	3,138	98	533	3,236	3,769	213	5/31/2018
Kansas City	KS	499	4,041	116	499	4,157	4,656	282	5/31/2018
Kansas City	KS	724	4,245	130	724	4,375	5,099	269	5/31/2018
Wichita(3)	KS	1,156	5,662	164	1,156	5,826	6,982	428	3/1/2018
Wichita(3)	KS	721	3,395	175	721	3,570	4,291	266	3/1/2018
Wichita(3)	KS	443	3,635	115	443	3,750	4,193	258	3/1/2018
Wichita	KS	630	7,264	123	630	7,387	8,017	418	3/1/2018
Wichita	KS	430	1,740	64	430	1,804	2,234	132	3/1/2018
Wichita	KS	655	1,831	132	655	1,963	2,618	144	5/31/2018
Wichita	KS	393	3,950	142	393	4,092	4,485	270	5/31/2018
Wichita	KS	1,353	2,241	130	1,353	2,371	3,724	193	8/28/2018
Louisville/Jefferson County	KY	2,174	3,667	42	2,174	3,709	5,883	655	5/1/2015
Baton Rouge	LA	386	1,744	114	386	1,858	2,244	270	4/12/2016
Baton Rouge	LA	1,098	5,208	530	1,098	5,738	6,836	895	4/12/2016
Baton Rouge	LA	1,203	3,156	252	1,203	3,408	4,611	534	7/21/2016
Baton Rouge	LA	755	2,702	275	755	2,977	3,732	460	7/21/2016
New Orleans-Metairie	LA	1,287	6,235	144	1,287	6,379	7,666	875	4/12/2016
New Orleans-Metairie	LA	1,076	6,677	69	1,076	6,746	7,822	520	1/10/2019
New Orleans-Metairie	LA	1,274	1,987	40	1,274	2,027	3,301	122	1/10/2019
New Orleans-Metairie	LA	994	8,548	21	994	8,569	9,563	232	1/10/2019
New Orleans-Metairie	LA	607	9,211	264	607	9,475	10,082	254	1/10/2019
New Orleans-Metairie	LA	819	4,291	287	819	4,578	5,397	164	1/10/2019
New Orleans-Metairie	LA	327	4,423	61	327	4,484	4,811	133	1/10/2019
New Orleans-Metairie	LA	852	4,138	40	852	4,178	5,030	140	1/10/2019
New Orleans-Metairie	LA	633	870	31	633	901	1,534	57	1/10/2019
New Orleans-Metairie	LA	682	4,790	437	682	5,227	5,909	165	1/10/2019
New Orleans-Metairie	LA	773	7,056	47	773	7,103	7,876	196	1/10/2019
New Orleans-Metairie	LA	742	3,278	19	742	3,297	4,039	136	1/10/2019
New Orleans-Metairie(4)	LA	96	3,615	6	96	3,621	3,717	45	9/18/2019
Shreveport-Bossier City	LA	971	3,474	152	1,549	5,036	6,585	737	5/5/2015
Shreveport-Bossier City	LA	964	3,573	104	964	3,677	4,641	772	5/5/2015
Shreveport-Bossier City	LA	772	2,906	131	772	3,037	3,809	626	5/5/2015
Shreveport-Bossier City	LA	479	1,439	71	479	1,510	1,989	331	5/5/2015
Shreveport-Bossier City	LA	475	854	85	475	939	1,414	248	5/5/2015
Shreveport-Bossier City	LA	645	2,004	70	645	2,074	2,719	307	10/19/2017

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Shreveport-Bossier City	LA	654	3,589	68	654	3,657	4,311	302	10/19/2017
Shreveport-Bossier City	LA	906	3,618	56	906	3,674	4,580	334	10/19/2017
Shreveport-Bossier City(4)	LA	—	5,113	90	—	5,203	5,203	364	10/19/2017
Springfield	MA	1,036	5,131	43	1,036	5,174	6,210	66	9/17/2019
Springfield	MA	891	4,944	62	891	5,006	5,897	58	9/17/2019
Worchester	MA	414	4,122	96	414	4,218	4,632	394	6/30/2017
California-Lexington Park	MD	827	4,936	126	827	5,062	5,889	415	2/16/2018
California-Lexington Park	MD	965	6,738	144	965	6,882	7,847	745	7/31/2017
California-Lexington Park	MD	550	2,409	117	550	2,526	3,076	304	9/6/2017
Washington-Arlington-Alexandria	MD	717	3,303	66	717	3,369	4,086	162	1/3/2019
Kansas City	MO	541	4,874	203	541	5,077	5,618	356	5/31/2018
Kansas City	MO	461	5,341	110	461	5,451	5,912	344	5/31/2018
Kansas City	MO	341	3,748	177	341	3,925	4,266	259	5/31/2018
St. Louis	MO	1,675	10,606	188	1,675	10,794	12,469	626	9/26/2018
St. Louis	MO	352	7,100	274	352	7,374	7,726	732	8/28/2017
St. Louis	MO	163	1,025	53	163	1,078	1,241	115	8/28/2017
St. Louis	MO	354	4,034	135	354	4,169	4,523	411	8/28/2017
St. Louis	MO	634	3,886	3	634	3,889	4,523	6	12/18/2019
St. Louis	MO	1,012	3,328	3	1,012	3,331	4,343	6	12/18/2019
Gulfport-Biloxi-Pascagoula	MS	645	2,413	275	645	2,688	3,333	595	4/12/2016
Nonmetropolitan Area(3)	MS	224	1,052	146	224	1,198	1,422	333	5/1/2009
Nonmetropolitan Area(3)	MS	382	803	198	382	1,001	1,383	285	5/1/2009
Charlotte-Concord-Gastonia	NC	1,871	4,174	101	1,871	4,275	6,146	758	5/1/2015
Charlotte-Concord-Gastonia(3)	NC	1,108	3,935	91	1,108	4,026	5,134	727	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	2,301	4,458	230	2,301	4,688	6,989	929	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	1,862	3,297	96	1,862	3,393	5,255	701	9/2/2015
Durham-Chapel Hill	NC	1,711	4,180	65	1,711	4,245	5,956	679	5/1/2015
Durham-Chapel Hill	NC	390	1,025	251	390	1,276	1,666	435	8/29/2007
Durham-Chapel Hill(3)	NC	663	2,743	267	663	3,010	3,673	974	9/28/2007
Durham-Chapel Hill	NC	1,024	1,383	430	1,024	1,813	2,837	577	9/28/2007
Fayetteville(3)	NC	1,195	2,072	26	1,195	2,098	3,293	333	10/1/2015
Fayetteville(3)	NC	830	3,710	69	830	3,779	4,609	498	10/1/2015
Fayetteville	NC	636	2,169	1,678	636	3,847	4,483	1,199	8/29/2007
Fayetteville(3)	NC	151	5,392	479	151	5,871	6,022	1,786	9/28/2007
Fayetteville	NC	1,319	3,444	32	1,319	3,476	4,795	748	10/10/2013

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Fayetteville	NC	772	3,406	43	772	3,449	4,221	651	10/10/2013
Fayetteville(3)	NC	1,276	4,527	46	1,276	4,573	5,849	793	12/20/2013
Greensboro-High Point	NC	873	769	205	873	974	1,847	366	8/29/2007
Jacksonville	NC	1,265	2,123	299	1,265	2,422	3,687	593	5/1/2015
Nonmetropolitan Area	NC	530	2,394	13	530	2,407	2,937	465	12/11/2014
Nonmetropolitan Area	NC	667	2,066	22	667	2,088	2,755	427	12/11/2014
Nonmetropolitan Area(3)	NC	689	3,153	39	689	3,192	3,881	575	5/6/2015
Nonmetropolitan Area	NC	2,093	2,045	60	2,093	2,105	4,198	300	8/4/2017
Nonmetropolitan Area	NC	173	2,193	36	173	2,229	2,402	188	7/17/2018
Raleigh	NC	396	1,700	193	396	1,893	2,289	645	8/29/2007
Raleigh	NC	393	1,190	218	393	1,408	1,801	462	8/29/2007
Raleigh	NC	907	2,913	135	907	3,048	3,955	975	8/29/2007
Raleigh(3)	NC	1,578	4,678	99	1,578	4,777	6,355	756	5/4/2015
Wilmington	NC	1,881	4,618	62	1,881	4,680	6,561	781	5/1/2015
Wilmington	NC	1,283	1,747	338	1,141	2,085	3,226	629	8/29/2007
Wilmington(3)	NC	860	828	104	860	932	1,792	301	9/28/2007
Wilmington	NC	1,720	9,032	36	1,720	9,068	10,788	333	11/7/2018
Wilmington	NC	2,021	8,136	55	2,021	8,191	10,212	327	11/7/2018
Wilmington	NC	3,083	12,487	27	3,083	12,514	15,597	427	11/7/2018
Winston-Salem	NC	362	529	75	362	604	966	213	8/29/2007
Boston-Cambridge-Newton	NH	899	3,863	45	899	3,908	4,807	584	9/22/2015
Boston-Cambridge-Newton	NH	1,488	7,300	115	1,488	7,415	8,903	1,641	7/1/2014
Boston-Cambridge-Newton	NH	1,597	3,138	93	1,597	3,231	4,828	528	2/22/2016
Boston-Cambridge-Newton	NH	1,445	2,957	69	1,445	3,026	4,471	521	2/22/2016
Manchester-Nashua	NH	1,786	6,100	27	1,786	6,127	7,913	852	2/22/2016
Manchester-Nashua	NH	1,395	5,573	36	1,395	5,609	7,004	722	2/22/2016
Nonmetropolitan Area	NH	632	1,040	469	632	1,509	2,141	454	6/24/2013
Nonmetropolitan Area	NH	197	901	24	197	925	1,122	355	6/24/2013
Nonmetropolitan Area	NH	2,053	5,425	52	2,053	5,477	7,530	605	6/15/2017
Nonmetropolitan Area	NH	1,528	2,686	35	1,528	2,721	4,249	519	2/22/2016
Nonmetropolitan Area	NH	1,344	4,872	165	1,344	5,037	6,381	175	3/8/2019
New York-Newark-Jersey City	NJ	742	3,810	25	742	3,835	4,577	176	3/1/2019
New York-Newark-Jersey City	NJ	831	6,318	38	831	6,356	7,187	256	3/1/2019
Vineland-Bridgeton	NJ	180	5,831	300	180	6,131	6,311	183	4/15/2019
Albuquerque	NM	1,089	2,845	178	1,089	3,023	4,112	590	8/31/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Albuquerque	NM	854	3,436	89	854	3,525	4,379	466	9/19/2016
Albuquerque	NM	1,247	2,753	111	1,247	2,864	4,111	90	3/21/2019
Albuquerque	NM	2,448	11,065	125	2,448	11,190	13,638	201	5/20/2019
Albuquerque	NM	2,386	7,658	77	2,386	7,735	10,121	175	5/20/2019
Carson City	NV	985	1,438	391	995	1,829	2,824	122	12/13/2018
Las Vegas-Henderson-Paradise	NV	1,757	4,223	77	1,757	4,300	6,057	627	9/20/2016
Las Vegas-Henderson-Paradise	NV	1,121	1,510	117	1,121	1,627	2,748	309	9/20/2016
Las Vegas-Henderson-Paradise	NV	2,160	4,544	272	2,160	4,816	6,976	521	11/17/2016
Las Vegas-Henderson-Paradise	NV	1,047	7,413	347	1,047	7,760	8,807	500	4/11/2018
Las Vegas-Henderson-Paradise	NV	1,169	3,616	227	1,169	3,843	5,012	1,391	12/23/2013
Las Vegas-Henderson-Paradise	NV	389	2,850	104	389	2,954	3,343	740	4/1/2014
Las Vegas-Henderson-Paradise	NV	794	1,406	119	794	1,525	2,319	506	7/1/2014
Las Vegas-Henderson-Paradise	NV	2,362	8,445	183	2,362	8,628	10,990	647	8/15/2017
Las Vegas-Henderson-Paradise	NV	2,157	2,753	118	2,157	2,871	5,028	308	8/15/2017
Las Vegas-Henderson-Paradise	NV	1,296	8,039	227	1,296	8,266	9,562	593	8/15/2017
Las Vegas-Henderson-Paradise	NV	828	2,030	275	828	2,305	3,133	274	8/29/2017
Las Vegas-Henderson-Paradise	NV	3,864	2,870	1,021	3,976	3,891	7,867	529	8/29/2017
Canton-Massillon	OH	83	2,911	48	83	2,959	3,042	375	11/10/2016
Canton-Massillon	OH	292	2,107	113	292	2,220	2,512	564	11/10/2016
Cincinnati	OH	2,059	11,660	52	2,059	11,712	13,771	636	9/6/2018
Cleveland-Elyria	OH	169	2,702	50	169	2,752	2,921	332	11/10/2016
Cleveland-Elyria	OH	193	3,323	42	193	3,365	3,558	364	11/10/2016
Cleveland-Elyria	OH	490	1,050	26	490	1,076	1,566	209	11/10/2016
Cleveland-Elyria	OH	845	4,916	33	845	4,949	5,794	626	11/10/2016
Cleveland-Elyria	OH	842	2,044	40	842	2,084	2,926	420	11/10/2016
Oklahoma City	OK	388	3,142	233	388	3,375	3,763	1,106	5/29/2007
Oklahoma City	OK	213	1,383	106	213	1,489	1,702	493	5/29/2007
Oklahoma City	OK	561	2,355	621	561	2,976	3,537	1,065	5/29/2007
Oklahoma City	OK	349	2,368	593	349	2,961	3,310	1,050	5/29/2007
Oklahoma City	OK	466	2,544	109	466	2,653	3,119	878	5/29/2007
Oklahoma City	OK	144	1,576	209	144	1,785	1,929	625	5/29/2007
Oklahoma City	OK	168	1,696	297	168	1,993	2,161	685	5/29/2007
Oklahoma City	OK	220	1,606	124	220	1,730	1,950	581	5/30/2007
Oklahoma City	OK	376	1,460	62	376	1,522	1,898	487	5/30/2007
Oklahoma City	OK	337	2,788	95	337	2,883	3,220	943	5/30/2007

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Oklahoma City	OK	814	3,161	1,195	814	4,356	5,170	1,128	5/30/2007
Oklahoma City	OK	590	1,502	1,814	590	3,316	3,906	985	8/29/2007
Oklahoma City	OK	205	1,772	603	205	2,375	2,580	800	5/1/2009
Oklahoma City	OK	701	4,926	3	701	4,929	5,630	536	9/1/2016
Oklahoma City	OK	1,082	4,218	20	1,082	4,238	5,320	594	1/1/2016
Oklahoma City	OK	736	2,925	6	736	2,931	3,667	500	1/1/2016
Oklahoma City	OK	1,135	3,759	18	1,135	3,777	4,912	559	1/1/2016
Tulsa	OK	548	1,892	112	548	2,004	2,552	641	8/29/2007
Tulsa	OK	764	1,386	441	764	1,827	2,591	624	8/29/2007
Tulsa	OK	1,305	2,533	172	1,305	2,705	4,010	881	8/29/2007
Tulsa	OK	940	2,196	353	940	2,549	3,489	834	8/29/2007
Tulsa	OK	59	466	378	59	844	903	284	8/29/2007
Tulsa	OK	426	1,424	299	426	1,723	2,149	626	8/29/2007
Tulsa	OK	250	667	257	250	924	1,174	302	8/29/2007
Tulsa(3)	OK	944	2,085	59	944	2,144	3,088	653	2/14/2008
Tulsa(3)	OK	892	2,421	30	892	2,451	3,343	743	2/14/2008
Tulsa	OK	492	1,343	198	492	1,541	2,033	443	4/1/2008
Tulsa	OK	505	1,346	731	505	2,077	2,582	815	4/1/2008
Tulsa	OK	466	1,270	157	466	1,427	1,893	447	4/1/2008
Tulsa(3)	OK	1,103	4,431	457	1,103	4,888	5,991	1,923	6/10/2013
Bend-Redmond	OR	295	1,369	65	295	1,434	1,729	471	4/1/2013
Bend-Redmond	OR	1,692	2,410	67	1,692	2,477	4,169	957	4/1/2013
Bend-Redmond(3)	OR	571	1,917	9	571	1,926	2,497	509	6/10/2013
Bend-Redmond(3)	OR	397	1,180	133	397	1,313	1,710	534	6/10/2013
Bend-Redmond	OR	690	1,983	853	690	2,836	3,526	622	5/1/2014
Bend-Redmond	OR	722	2,151	8	722	2,159	2,881	538	5/1/2014
Bend-Redmond	OR	800	2,836	8	800	2,844	3,644	708	5/1/2014
Bend-Redmond	OR	2,688	10,731	102	2,688	10,833	13,521	1,492	4/15/2016
Corvallis	OR	382	1,465	48	382	1,513	1,895	469	12/30/2013
Eugene	OR	710	1,539	102	710	1,641	2,351	531	4/1/2013
Eugene	OR	842	1,674	46	842	1,720	2,562	593	4/1/2013
Eugene(3)	OR	414	1,990	8	414	1,998	2,412	451	6/10/2013
Eugene(3)	OR	1,149	2,061	73	1,149	2,134	3,283	572	6/10/2013
Eugene	OR	728	3,230	151	728	3,381	4,109	693	12/30/2013
Eugene	OR	1,601	2,686	154	1,601	2,840	4,441	1,016	4/1/2014

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Nonmetropolitan Area	OR	997	1,874	16	997	1,890	2,887	402	12/1/2014
Portland-Vancouver-Hillsboro	OR	2,670	8,709	81	2,670	8,790	11,460	1,044	8/10/2015
Portland-Vancouver-Hillsboro	OR	771	4,121	5	771	4,126	4,897	287	11/15/2017
Portland-Vancouver-Hillsboro	OR	2,002	14,445	35	2,002	14,480	16,482	1,195	12/14/2017
Portland-Vancouver-Hillsboro	OR	851	2,063	21	851	2,084	2,935	504	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,704	2,313	196	1,704	2,509	4,213	795	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,254	2,787	64	1,254	2,851	4,105	687	4/1/2013
Portland-Vancouver-Hillsboro	OR	2,808	4,437	29	2,808	4,466	7,274	1,292	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,015	2,184	8	1,015	2,192	3,207	560	4/1/2013
Portland-Vancouver-Hillsboro(3)	OR	1,077	3,008	180	1,077	3,188	4,265	709	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,072	2,629	87	1,072	2,716	3,788	731	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	2,217	3,766	25	2,217	3,791	6,008	883	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,334	2,324	138	1,334	2,462	3,796	674	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	996	2,525	178	996	2,703	3,699	712	6/10/2013
Portland-Vancouver-Hillsboro	OR	1,496	3,372	242	1,496	3,614	5,110	788	6/24/2013
Portland-Vancouver-Hillsboro	OR	954	3,026	141	954	3,167	4,121	640	6/24/2013
Portland-Vancouver-Hillsboro	OR	1,627	2,388	97	1,627	2,485	4,112	615	6/24/2013
Portland-Vancouver-Hillsboro	OR	2,509	4,200	135	2,509	4,335	6,844	1,062	12/30/2013
Portland-Vancouver-Hillsboro	OR	787	1,915	81	787	1,996	2,783	453	12/30/2013
Portland-Vancouver-Hillsboro	OR	1,703	4,729	44	1,703	4,773	6,476	980	4/1/2014
Portland-Vancouver-Hillsboro	OR	738	2,483	7	738	2,490	3,228	515	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,690	2,995	180	1,690	3,175	4,865	513	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,200	9,531	293	1,200	9,824	11,024	2,781	5/30/2014
Portland-Vancouver-Hillsboro	OR	401	3,718	94	401	3,812	4,213	879	5/30/2014
Portland-Vancouver-Hillsboro	OR	1,160	3,291	34	1,160	3,325	4,485	740	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,435	4,342	21	1,435	4,363	5,798	974	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,478	4,127	14	1,478	4,141	5,619	918	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,402	3,196	41	1,402	3,237	4,639	683	6/30/2014
Portland-Vancouver-Hillsboro	OR	3,538	4,938	29	3,398	4,007	7,405	885	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,501	3,136	27	1,501	3,163	4,664	698	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,746	3,393	33	1,746	3,426	5,172	772	8/27/2014
Portland-Vancouver-Hillsboro	OR	1,014	3,017	28	1,014	3,045	4,059	711	8/27/2014
Portland-Vancouver-Hillsboro	OR	2,202	3,477	194	2,202	3,671	5,873	859	10/20/2014
Portland-Vancouver-Hillsboro	OR	1,764	7,360	30	1,764	7,390	9,154	1,375	12/16/2014
Portland-Vancouver-Hillsboro	OR	860	3,740	4	860	3,744	4,604	363	1/11/2017

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Portland-Vancouver-Hillsboro	OR	410	622	182	410	804	1,214	144	7/14/2016
Portland-Vancouver-Hillsboro	OR	1,258	6,298	12	1,258	6,310	7,568	578	11/21/2016
Portland-Vancouver-Hillsboro	OR	2,334	7,726	63	2,339	7,789	10,128	879	12/6/2016
Portland-Vancouver-Hillsboro	OR	1,048	3,549	30	1,048	3,579	4,627	237	8/16/2018
Nonmetropolitan Area	OR	427	1,648	8	427	1,656	2,083	363	8/27/2014
Nonmetropolitan Area(3)	OR	474	1,789	107	474	1,896	2,370	507	6/10/2013
Salem	OR	472	2,880	4	472	2,884	3,356	115	10/24/2018
Salem	OR	1,405	2,650	430	1,405	3,080	4,485	969	4/1/2014
Salem	OR	492	1,248	70	492	1,318	1,810	249	4/20/2016
Salem	OR	408	2,221	55	408	2,276	2,684	91	2/1/2019
Nonmetropolitan Area	OR	1,108	2,100	8	1,108	2,108	3,216	486	12/5/2014
Lancaster	PA	1,393	6,642	3	1,393	6,645	8,038	247	3/1/2019
Lancaster	PA	712	3,821	3	712	3,824	4,536	154	3/1/2019
Lancaster	PA	599	4,712	3	599	4,715	5,314	128	3/1/2019
Lancaster	PA	520	2,135	16	520	2,151	2,671	70	3/1/2019
Philadelphia-Camden-Wilmington	PA	625	7,377	235	625	7,612	8,237	207	4/15/2019
York-Hanover	PA	586	3,266	14	586	3,280	3,866	154	3/1/2019
Ponce	PR	745	4,813	8	745	4,821	5,566	292	9/6/2018
San Juan-Carolina-Caguas	PR	1,095	8,073	21	1,095	8,094	9,189	375	9/6/2018
San Juan-Carolina-Caguas	PR	1,205	9,967	80	1,205	10,047	11,252	402	9/6/2018
San Juan-Carolina-Caguas	PR	1,266	15,805	40	1,266	15,845	17,111	544	9/6/2018
San Juan-Carolina-Caguas	PR	356	1,892	32	356	1,924	2,280	117	9/6/2018
San Juan-Carolina-Caguas	PR	573	2,373	268	573	2,641	3,214	165	9/6/2018
Charlotte-Concord-Gastonia	SC	924	3,086	71	924	3,157	4,081	543	5/4/2015
Greenville-Anderson-Mauldin	SC	82	838	179	82	1,017	1,099	317	8/29/2007
Greenville-Anderson-Mauldin	SC	92	976	140	92	1,116	1,208	387	8/29/2007
Spartanburg	SC	535	1,934	35	535	1,969	2,504	363	11/12/2015
Amarillo(3)	TX	80	877	113	80	990	1,070	287	5/1/2009
Amarillo(3)	TX	78	697	166	78	863	941	261	5/1/2009
Amarillo(3)	TX	147	810	154	147	964	1,111	280	5/1/2009
Austin-Round Rock	TX	936	6,446	199	692	6,645	7,337	442	10/19/2017
Austin-Round Rock	TX	937	5,319	104	937	5,423	6,360	1,100	6/24/2013
Austin-Round Rock	TX	1,395	2,790	35	1,395	2,825	4,220	892	6/24/2013
Austin-Round Rock	TX	768	1,923	296	768	2,219	2,987	515	10/29/2014
Austin-Round Rock	TX	1,783	17,579	37	1,783	17,616	19,399	395	6/7/2019

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Austin-Round Rock	TX	605	8,703	20	605	8,723	9,328	160	6/7/2019
Brownsville-Harlingen	TX	845	2,364	76	845	2,440	3,285	464	9/4/2014
Brownsville-Harlingen	TX	639	1,674	115	639	1,789	2,428	415	9/4/2014
Brownsville-Harlingen	TX	386	2,798	212	386	3,010	3,396	460	5/2/2016
College Station-Bryan	TX	618	2,512	141	618	2,653	3,271	823	8/29/2007
College Station-Bryan	TX	551	349	282	551	631	1,182	209	8/29/2007
College Station-Bryan	TX	295	988	185	295	1,173	1,468	340	4/1/2008
College Station-Bryan	TX	51	123	80	51	203	254	73	4/1/2008
College Station-Bryan	TX	110	372	194	110	566	676	154	4/1/2008
College Station-Bryan	TX	62	208	26	62	234	296	70	4/1/2008
Dallas-Fort Worth-Arlington	TX	164	865	53	164	918	1,082	299	8/29/2007
Dallas-Fort Worth-Arlington	TX	155	105	55	155	160	315	64	9/28/2007
Dallas-Fort Worth-Arlington	TX	98	282	199	98	481	579	166	9/28/2007
Dallas-Fort Worth-Arlington	TX	264	106	167	264	273	537	123	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	376	803	132	376	935	1,311	326	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	338	681	106	338	787	1,125	259	9/28/2007
Dallas-Fort Worth-Arlington	TX	1,388	4,195	60	1,388	4,255	5,643	985	6/24/2013
Dallas-Fort Worth-Arlington	TX	1,859	5,293	146	1,859	5,439	7,298	1,212	7/25/2013
Dallas-Fort Worth-Arlington	TX	379	2,212	143	379	2,355	2,734	744	7/25/2013
Dallas-Fort Worth-Arlington	TX	1,397	5,250	98	1,397	5,348	6,745	1,126	7/25/2013
Dallas-Fort Worth-Arlington	TX	2,102	5,755	110	2,102	5,865	7,967	1,421	7/25/2013
Dallas-Fort Worth-Arlington	TX	649	1,637	63	649	1,700	2,349	690	7/25/2013
Dallas-Fort Worth-Arlington	TX	396	1,411	482	396	1,893	2,289	554	4/29/2015
Dallas-Fort Worth-Arlington	TX	1,263	3,346	54	1,263	3,400	4,663	765	10/19/2015
Dallas-Fort Worth-Arlington	TX	1,421	2,349	529	1,421	2,878	4,299	547	6/1/2016
Dallas-Fort Worth-Arlington	TX	710	3,578	142	710	3,720	4,430	395	10/19/2017
Dallas-Fort Worth-Arlington	TX	421	2,668	178	421	2,846	3,267	269	10/19/2017
El Paso	TX	338	1,275	45	338	1,320	1,658	424	8/29/2007
El Paso	TX	94	400	170	94	570	664	194	8/29/2007
Houston-The Woodlands-Sugar Land	TX	698	2,648	282	698	2,930	3,628	541	7/20/2015
Houston-The Woodlands-Sugar Land	TX	1,042	3,061	482	1,042	3,543	4,585	637	1/22/2016
Houston-The Woodlands-Sugar Land	TX	1,426	2,910	132	1,426	3,042	4,468	385	6/13/2017
Houston-The Woodlands-Sugar Land	TX	826	3,683	239	826	3,922	4,748	385	1/4/2018
Houston-The Woodlands-Sugar Land	TX	649	4,077	73	649	4,150	4,799	385	1/4/2018
Houston-The Woodlands-Sugar Land	TX	291	4,980	12	291	4,992	5,283	102	5/7/2019

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Houston-The Woodlands-Sugar Land	TX	539	2,664	14	539	2,678	3,217	57	6/7/2019
Houston-The Woodlands-Sugar Land	TX	4,004	4,991	51	4,004	5,042	9,046	174	6/7/2019
Houston-The Woodlands-Sugar Land	TX	2,959	5,875	65	2,959	5,940	8,899	145	6/7/2019
Houston-The Woodlands-Sugar Land	TX	799	4,769	51	799	4,820	5,619	98	6/7/2019
Houston-The Woodlands-Sugar Land	TX	687	3,668	36	687	3,704	4,391	85	6/7/2019
Houston-The Woodlands-Sugar Land	TX	295	2,403	65	295	2,468	2,763	48	6/7/2019
Killeen-Temple	TX	203	4,065	254	203	4,319	4,522	427	2/2/2017
Killeen-Temple	TX	1,128	6,149	229	1,128	6,378	7,506	606	8/8/2017
Killeen-Temple	TX	721	4,166	1	721	4,167	4,888	7	12/13/2019
Longview(3)	TX	651	671	109	651	780	1,431	228	5/1/2009
Longview(3)	TX	104	489	167	104	656	760	184	5/1/2009
Longview(3)	TX	310	966	207	310	1,173	1,483	332	5/1/2009
Longview	TX	2,466	3,559	214	2,466	3,773	6,239	764	6/19/2014
McAllen–Edinburg–Mission	TX	1,217	2,738	295	1,243	3,033	4,276	888	7/31/2014
McAllen–Edinburg–Mission	TX	1,973	4,517	91	1,973	4,608	6,581	1,070	9/4/2014
McAllen–Edinburg–Mission	TX	1,295	3,929	98	1,295	4,027	5,322	918	9/4/2014
McAllen–Edinburg–Mission	TX	3,079	7,574	116	3,079	7,690	10,769	1,885	9/4/2014
McAllen–Edinburg–Mission	TX	1,017	3,261	85	1,017	3,346	4,363	750	9/4/2014
McAllen–Edinburg–Mission	TX	803	2,914	96	803	3,010	3,813	550	9/4/2014
McAllen–Edinburg–Mission	TX	2,249	4,966	74	2,249	5,040	7,289	1,202	9/4/2014
McAllen–Edinburg–Mission	TX	1,118	3,568	97	1,118	3,665	4,783	704	9/4/2014
Midland(3)	TX	691	1,588	171	691	1,759	2,450	493	5/1/2009
Nonmetropolitan Area	TX	959	1,640	59	959	1,699	2,658	377	6/25/2014
Odessa(3)	TX	168	561	121	168	682	850	200	5/1/2009
San Angelo(3)	TX	381	986	106	381	1,092	1,473	302	5/1/2009
San Antonio-New Braunfels	TX	614	2,640	81	614	2,721	3,335	710	4/1/2014
San Antonio-New Braunfels	TX	715	4,566	87	715	4,653	5,368	418	10/19/2017
San Antonio-New Braunfels	TX	275	4,893	141	275	5,034	5,309	88	6/7/2019
Washington-Arlington-Alexandria	VA	1,516	12,633	71	1,516	12,704	14,220	945	7/21/2017
Nonmetropolitan Area(3)	WA	810	1,530	16	810	1,546	2,356	663	6/10/2013
Nonmetropolitan Area(3)	WA	998	1,862	115	998	1,977	2,975	823	6/10/2013
Longview	WA	448	2,356	17	448	2,373	2,821	408	9/3/2015
Portland-Vancouver-Hillsboro	WA	421	2,313	12	421	2,325	2,746	544	4/1/2013
Portland-Vancouver-Hillsboro	WA	1,903	2,239	8	1,903	2,247	4,150	660	4/1/2013
Portland-Vancouver-Hillsboro(3)	WA	923	2,821	15	923	2,836	3,759	656	6/10/2013

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Portland-Vancouver-Hillsboro	WA	935	2,045	12	935	2,057	2,992	448	4/1/2014
Portland-Vancouver-Hillsboro	WA	478	2,158	173	478	2,331	2,809	558	4/1/2014
Portland-Vancouver-Hillsboro	WA	2,023	3,484	48	2,023	3,532	5,555	889	8/27/2014
Portland-Vancouver-Hillsboro	WA	1,870	4,632	7	1,870	4,639	6,509	557	1/11/2017
Portland-Vancouver-Hillsboro	WA	422	2,271	8	422	2,279	2,701	156	3/29/2018
Portland-Vancouver-Hillsboro	WA	1,105	2,121	19	1,105	2,140	3,245	461	10/3/2014
Seattle-Tacoma-Bellevue	WA	770	3,203	35	770	3,238	4,008	817	4/1/2014
Seattle-Tacoma-Bellevue	WA	1,438	3,280	65	1,438	3,345	4,783	798	9/18/2014
Total		$649,872	$2,347,378	$93,953	$649,938	$2,441,781	$3,091,719	$337,822

(1) Refers to metropolitan statistical area (MSA) as defined by the U.S. Census Bureau.

(2) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $2.7 billion (unaudited) at December 31, 2019.

(3) As of December 31, 2019, 94 of our self storage properties were encumbered by an aggregate of $264.3 million of debt financing.

(4) Property subject to a long-term lease agreement.

Note: The Company only owns one class of real estate, which is self storage properties. The estimated useful lives of the individual assets that comprise buildings and improvements range from 3 years to 40 years. The category for buildings and improvements in the table above includes furniture and equipment.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2019, 2018 and 2017
(in thousands)

	2019	2018	2017
Self Storage properties:
Balance at beginning of year	$2,637,723	$2,275,233	$1,844,336
Acquisitions and improvements	458,132	366,522	431,542
Reclassification from assets held for sale	—	—	8,607
Write-off of fully depreciated assets and other	—	(323)	(50)
Dispositions	(4,136)	(3,709)	(7,336)
Reclassification to assets held for sale	—	—	(1,866)
Balance at end of year	$3,091,719	$2,637,723	$2,275,233

Accumulated depreciation:
Balance at beginning of year	$246,261	$170,358	$110,803
Depreciation expense	92,177	76,299	60,522
Write-off of fully depreciated assets and other	—	—	(10)
Dispositions	(616)	(396)	(646)
Assets held for sale	—	—	(311)
Balance at end of year	$337,822	$246,261	$170,358