Form 10-Q
period 2020-03-31
National Storage Affiliates Trust
filed 2020-05-11
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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
Yes ☐  No ☒
As of May 8, 2020, 68,143,770 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Real estate
Self storage properties	$3,314,849	$3,091,719
Less accumulated depreciation	(363,527)	(337,822)
Self storage properties, net	2,951,322	2,753,897
Cash and cash equivalents	18,689	20,558
Restricted cash	3,997	3,718
Debt issuance costs, net	3,067	3,264
Investment in unconsolidated real estate ventures	213,497	214,061
Other assets, net	64,503	65,441
Operating lease right-of-use assets	23,798	23,306
Total assets	$3,278,873	$3,084,245
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,731,669	$1,534,047
Accounts payable and accrued liabilities	40,127	37,966
Interest rate swap liabilities	84,703	19,943
Operating lease liabilities	25,243	24,665
Deferred revenue	16,076	15,523
Total liabilities	1,897,818	1,632,144
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,732,719 and 8,727,119 issued and outstanding at March 31, 2020 and December 31, 2019, at liquidation preference	218,318	218,178
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 68,027,212 and 59,659,108 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	680	597
Additional paid-in capital	970,786	905,763
Distributions in excess of earnings	(213,447)	(197,075)
Accumulated other comprehensive loss	(52,855)	(7,833)
Total shareholders' equity	923,482	919,630
Noncontrolling interests	457,573	532,471
Total equity	1,381,055	1,452,101
Total liabilities and equity	$3,278,873	$3,084,245

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
REVENUE
Rental revenue	$95,402	$82,855
Other property-related revenue	3,371	2,824
Management fees and other revenue	5,449	4,893
Total revenue	104,222	90,572
OPERATING EXPENSES
Property operating expenses	30,592	26,457
General and administrative expenses	11,094	10,380
Depreciation and amortization	29,105	24,349
Other	389	386
Total operating expenses	71,180	61,572
OTHER (EXPENSE) INCOME
Interest expense	(15,628)	(13,211)
Equity in losses of unconsolidated real estate ventures	(340)	(2,102)
Acquisition costs	(833)	(157)
Non-operating expense	(192)	(98)
Other expense	(16,993)	(15,568)
Income before income taxes	16,049	13,432
Income tax expense	(286)	(492)
Net income	15,763	12,940
Net income attributable to noncontrolling interests	(9,115)	(5,529)
Net income attributable to National Storage Affiliates Trust	6,648	7,411
Distributions to preferred shareholders	(3,273)	(2,588)
Net income attributable to common shareholders	$3,375	$4,823

Earnings (loss) per share - basic and diluted	$0.06	$0.08

Weighted average shares outstanding - basic and diluted	59,798	56,655

Dividends declared per common share	$0.33	$0.30

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$15,763	$12,940
Other comprehensive (loss) income
Unrealized loss on derivative contracts	(66,369)	(8,039)
Reclassification of other comprehensive loss (income) to interest expense	612	(1,276)
Other comprehensive (loss) income	(65,757)	(9,315)
Comprehensive (loss) income	(49,994)	3,625
Comprehensive loss (income) attributable to noncontrolling interests	14,349	(2,131)
Comprehensive (loss) income attributable to National Storage Affiliates Trust	$(35,645)	$1,494

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2019	8,727,119	$218,178	59,659,108	$597	$905,763	$(197,075)	$(7,833)	$532,471	$1,452,101
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	6,206	6,206
LTIP units	—	—	—	—	—	—	—	1,011	1,011
Redemptions of OP units	—	—	118,961	1	1,437	—	(62)	(1,376)	—
Issuance of common shares, net of offering costs	—	—	125,000	1	4,248	—	—	—	4,249
Merger and internalization of PRO, net of issuance costs	—	—	8,105,192	81	43,499	—	(402)	(33,583)	9,595
Redemption of Series A-1 preferred units	5,600	140	—	—	—	—	—	(140)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	15,857	—	(2,265)	(13,592)	—
Equity-based compensation expense	—	—	—	—	76	—	—	698	774
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	40	40
Issuance of restricted common shares	—	—	21,861	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(2,910)	—	(94)	—	—	—	(94)
Preferred share dividends	—	—	—	—	—	(3,273)	—	—	(3,273)
Common share dividends	—	—	—	—	—	(19,747)	—	—	(19,747)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19,813)	(19,813)
Other comprehensive loss	—	—	—	—	—	—	(42,293)	(23,464)	(65,757)
Net income	—	—	—	—	—	6,648	—	9,115	15,763
Balances, March 31, 2020	8,732,719	$218,318	68,027,212	$680	$970,786	$(213,447)	$(52,855)	$457,573	$1,381,055

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$15,763	$12,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,105	24,349
Amortization of debt issuance costs	754	693
Amortization of debt discount and premium, net	(356)	(352)
Mark-to-market changes in value on equity securities	142	—
Equity-based compensation expense	774	1,112
Equity in losses of unconsolidated real estate ventures	340	2,102
Distributions from unconsolidated real estate ventures	3,325	3,400
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(118)	2,008
Accounts payable and accrued liabilities	1,086	607
Deferred revenue	(130)	(461)
Net Cash Provided by Operating Activities	50,685	46,398
INVESTING ACTIVITIES
Acquisition of self storage properties	(209,981)	(139,579)
Capital expenditures	(4,909)	(4,208)
Investments in and advances to unconsolidated real estate ventures	(3,125)	—
Distributions from unconsolidated real estate ventures	—	1,017
Deposits and advances for self storage property and other acquisitions	(500)	(811)
Proceeds from sale of equity securities	7,560	—
Expenditures for corporate furniture, equipment and other	(157)	(125)
Net Cash Used In Investing Activities	(211,112)	(143,706)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	4,249	—
Borrowings under debt financings	244,000	188,500
Receipts for OP unit subscriptions	—	318
Principal payments under debt financings	(46,579)	(51,778)
Payment of dividends to common shareholders	(19,747)	(17,010)
Distributions to preferred shareholders	(3,273)	(2,588)
Distributions to noncontrolling interests	(19,813)	(17,002)
Debt issuance costs	—	(22)
Equity offering costs	—	(50)
Net Cash Provided By Financing Activities	158,837	100,368
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(1,590)	3,060
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	24,276	16,363
End of period	$22,686	$19,423

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$16,502	$12,142
Operating lease right-of-use assets on balance sheet due to implementation of leases standard	—	23,110
Operating lease liabilities on balance sheet due to implementation of leases standard	—	24,166
Merger and internalization of PRO:
Redemptions and conversions of partnership interests	33,583	—
Issuance of common shares for management platform	10,301	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
The Company owned 603 consolidated self storage properties in 29 states and Puerto Rico with approximately 36.2 million rentable square feet in approximately 288,000 storage units as of March 31, 2020. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern") and affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In").
On March 31, 2020, the Company closed on the mergers of its largest PRO, SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), and DLAN Corporation ("DLAN") with and into wholly-owned subsidiaries of the Company. As a result of the mergers, SecurCare's property management platform and related intellectual property were internalized by the Company, and the Company no longer pays any supervisory and administrative fees or reimbursements to SecurCare. In addition, distributions on the series of subordinated performance units related to SecurCare's managed portfolio were discontinued. As part of the internalization, most of SecurCare's employees and other key persons were offered employment by the Company and continue managing SecurCare's portfolio of properties under the brand SecurCare as members of the Company's existing property management platform.
As of March 31, 2020, the Company also managed through its property management platform an additional portfolio of 177 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.7 million rentable square feet, configured in approximately 104,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of March 31, 2020, in total, the Company operated and held ownership interests in 780 self storage properties located across 35 states and Puerto Rico with approximately 48.9 million rentable square feet in approximately 392,000 storage units.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP") and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") regarding interim financial reporting. Accordingly, certain information and footnote disclosures required by GAAP for complete financial statements have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. The Company's results of operations for the quarterly period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year or any other future period.
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
As of March 31, 2020 and December 31, 2019, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $231.1 million and $233.1 million as of March 31, 2020 and December 31, 2019, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $135.9 million and $136.4 million as of March 31, 2020 and December 31, 2019, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
Reclassifications
Certain amounts in the condensed consolidated financial statements and related notes have been reclassified to conform to the current year presentation. Such reclassifications do not impact the Company's previously reported financial position or net income (loss).
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended March 31, 2020 and 2019, the Company recognized $2.6 million and $2.1 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the three months ended March 31, 2020 and 2019, the Company recognized retail sales of $0.4 million and $0.4 million, respectively.

Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended March 31, 2020 and 2019, the Company recognized property management fees, call center fees and platform fees of $3.2 million and $3.2 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") in 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. As of March 31, 2020 and December 31, 2019, the Company had deferred revenue related to the acquisition fees of $2.4 million and $2.8 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended March 31, 2020 and 2019, the Company recognized acquisition fees of $0.5 million and $0.5 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the three months ended March 31, 2020 and 2019, the Company recognized $1.6 million and $1.2 million, respectively, of revenue related to these activities.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During three months ended March 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. See Note 12 for additional detail about the Company's derivatives.
3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
Internalization and Acquisition of PRO
As discussed in Note 1 and further below, on March 31, 2020, the Company closed on the previously announced mergers of SecurCare and DLAN with and into wholly-owned subsidiaries of the Company. In connection with the mergers, the Company issued 8,105,192 common shares to the owners of SecurCare and DLAN, which represented a 1% discount to an aggregate of 8,187,052 OP units that each of SecurCare and DLAN owned or was entitled to receive immediately prior to the mergers (after rounding up to the next whole number of common shares). Of the total number of common shares issued to the owners of SecurCare, 4,063,571 common shares were issued to Arlen Nordhagen, the Company's executive chairman and former chief executive officer, who owned approximately 53% of SecurCare's outstanding shares, and 1,858,737 common shares were issued to David Cramer, the Company's chief operating officer, who owned approximately 24% of SecurCare's outstanding shares. In connection with the mergers and the issuance of the Company's common shares to Mr. Nordhagen and Mr. Cramer, the Company formed a special committee of independent and disinterested trustees (the "Special Committee") to evaluate the merits and terms of the proposed transaction. In analyzing the proposed transaction, the Special Committee engaged an independent third party financial advisor to assist the Special Committee in analyzing and assessing the transaction, and to opine on the fairness to the Company of the consideration to be paid by the Company in the mergers. The Special Committee approved and recommended that the Company's board of trustees approve the proposed transaction. The transaction was approved unanimously by the disinterested trustees of the Company's board of trustees on February 19, 2020.
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
During the three months ended March 31, 2020, the Company sold 125,000 of its common shares through the ATM program at an average offering price of $36.18 per share, resulting in net proceeds to the Company of approximately $4.2 million, after deducting compensation payable by the Company to such agents and offering expenses.
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
As of March 31, 2020 and December 31, 2019, units reflecting noncontrolling interests consisted of the following:

	March 31, 2020	December 31, 2019
Series A-1 preferred units	637,382	642,982
OP units	29,751,701	30,188,305
Subordinated performance units	8,693,121	11,014,195
LTIP units	764,735	743,566
DownREIT units
DownREIT OP units	1,924,918	1,848,261
DownREIT subordinated performance units	4,337,111	4,371,622
Total	46,108,968	48,808,931
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A preferred shares or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The Series A preferred shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The decrease in Series A-1 preferred units outstanding from December 31, 2019 to March 31, 2020 was due to the redemption of 5,600 Series A-1 preferred units for Series A preferred shares.
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
The decrease in OP units outstanding from December 31, 2019 to March 31, 2020 was due to the redemption of 118,961 OP units for common shares and the exchange of 368,500 DownREIT OP units in redemption of an equivalent number of outstanding OP units, which were subsequently retired by the operating partnership, offset by the following: 445,701 OP units issued upon the conversion of 332,738 subordinated performance units (as discussed further below), 181,981 OP units issued in connection with the acquisition of self storage properties and 133,637 LTIP units which were converted into an equivalent number of OP units. In addition, in connection with the completion of the SecurCare and DLAN mergers, the Company's operating partnership retired 710,462 OP Units.

The increase in DownREIT OP units outstanding from December 31, 2019 to March 31, 2020 was due to the exchange of 368,500 DownREIT OP units held by the operating partnership in redemption of an equivalent number of outstanding OP Units, which were subsequently retired by the operating partnership, and the issuance of 115,888 DownREIT OP units related to the conversion of 34,511 DownREIT subordinated performance units (as discussed further below) partially offset by the contribution of 407,731 DownREIT OP units (which were previously included in the above table because they were not held by the Company) to the operating partnership in connection with the SecurCare and DLAN mergers.
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
The decrease in subordinated performance units outstanding from December 31, 2019 to March 31, 2020 was due to the retirement of 2,001,441 subordinated performance units in connection with the SecurCare merger and the voluntary conversion of 332,738 subordinated performance units into 445,701 OP units, partially offset by the issuance of 13,105 subordinated performance units for co-investment by one of the Company's PROs in connection with the acquisition of a self storage property.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2019 to March 31, 2020 was due to the conversion of 34,511 DownREIT subordinated performance units into 115,888 DownREIT OP units.
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
The increase in LTIP units outstanding from December 31, 2019 to March 31, 2020 was due to the conversion of 133,637 LTIP units into an equivalent number of OP units partially offset by the issuance of 154,806 compensatory LTIP units to employees, trustees and consultants, net of forfeitures.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31, 2020	December 31, 2019
Land	$680,035	$649,938
Buildings and improvements	2,627,812	2,435,171
Furniture and equipment	7,002	6,610
Total self storage properties	3,314,849	3,091,719
Less accumulated depreciation	(363,527)	(337,822)
Self storage properties, net	$2,951,322	$2,753,897
Depreciation expense related to self storage properties amounted to $25.7 million and $21.5 million during the three months ended March 31, 2020 and 2019, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of March 31, 2020, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 103 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2020, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
The 2016 Joint Venture acquired two self storage properties for $12.1 million during the three months ended March 31, 2020. The 2016 Joint Venture financed these acquisitions with capital contributions from the 2016 Joint Venture members, of which the Company contributed $3.1 million for its 25% proportionate share.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
ASSETS
Self storage properties, net	$1,833,094	$1,835,235
Other assets	24,202	22,413
Total assets	$1,857,296	$1,857,648
LIABILITIES AND EQUITY
Debt financing	$989,382	$989,182
Other liabilities	22,144	20,487
Equity	845,770	847,979
Total liabilities and equity	$1,857,296	$1,857,648

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Total revenue	$40,238	$39,795
Property operating expenses	13,178	12,544
Net operating income	27,060	27,251
Supervisory, administrative and other expenses	(2,669)	(2,653)
Depreciation and amortization	(15,146)	(21,826)
Interest expense	(10,264)	(10,020)
Loss on sale of self storage properties	—	(806)
Acquisition and other expenses	(399)	(408)
Net loss	$(1,418)	$(8,462)

6. ACQUISITIONS
Self Storage Property Acquisitions
The Company acquired 36 self storage properties with an estimated fair value of $222.8 million during the three months ended March 31, 2020. Of these acquisitions, one self storage property with an estimated fair value of $7.7 million was acquired by the Company from a PRO. The 36 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $2.9 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $4.6 million, resulting in a total fair value of $218.2 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the three months ended March 31, 2020 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2020	36	$214,584	$7,217	$972	$222,773
(1)Value of OP equity represents the fair value of LTIP units, OP units and subordinated performance units.
Acquisition of PRO Management Company
As discussed in Note 1 and Note 3, on March 31, 2020, the Company closed on the previously announced mergers of SecurCare and DLAN with and into wholly-owned subsidiaries of the Company. The mergers were accounted for as a business combination whereby the Company acquired additional interests in its operating partnership and DownREIT partnerships. Accordingly, this portion of the transaction was accounted for as a change in ownership of a consolidated subsidiary, resulting in a reduction to noncontrolling interests equal to the net book value of the acquired subsidiary interests.
In connection with the mergers, SecurCare's property management platform and related intellectual property were internalized by the Company. Under the terms of the Company's facilities portfolio management agreement with SecurCare, in connection with a retirement event leading to the internalization of SecurCare's property management platform, SecurCare was entitled to receive OP units in exchange for its property management platform and related intellectual property based on a contractual formula. Using this formula, the Company determined that SecurCare was entitled to receive an equivalent of 348,020 OP units totaling $10.3 million, based on the acquisition date closing price of the Company's common shares. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired, and liabilities assumed. The Company allocated a portion of the purchase price to tangible fixed assets of $0.1 million and intangible assets consisting of a management contract with an estimated fair value of $4.6 million and the SecurCare trade name with an estimated fair value of $3.2 million. The excess of the aggregate consideration paid over the identified assets acquired and liabilities assumed, equal to $2.4 million, was allocated to goodwill. The tangible and intangible assets related to the internalization are reported in other assets, net in the Company's condensed consolidated balance sheets.
The Company’s fair value measurements were based, in part, on valuations prepared by an independent valuation firm and the allocation of the purchase price required a significant amount of judgment. The Company measured the fair value of the management contract asset based on discounted future cash flows expected under the management contract from a market participant perspective. The management contract asset will be charged to amortization expense on a straight-line basis over 15 years, which represents the time period over which the majority of value was attributed in the Company’s discounted cash flow model. The Company measured the fair value of the trade name, which has an indefinite life and is not amortized, using the relief from royalty method.
The allocation of the purchase price requires judgment and was based on our valuations, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed. While the preliminary allocation of the purchase price is substantially complete the valuation of intangibles is still being finalized.
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31, 2020	December 31, 2019
Customer in-place leases, net of accumulated amortization of $5,538 and $7,267, respectively	$5,352	$3,704
Receivables:
Trade, net	2,816	2,809
PROs and other affiliates	1,256	2,773
Receivables from unconsolidated real estate ventures	4,868	4,765
Property acquisition and other deposits	500	4,438
Interest rate swaps	—	980
Equity securities	—	7,703
Prepaid expenses and other	6,237	4,762
Corporate furniture, equipment and other, net	2,015	1,925
Trade names	6,380	3,200
Management contracts, net of accumulated amortization of $2,460 and $2,274, respectively	12,760	8,349
Tenant reinsurance intangible, net of accumulated amortization of $464 and $317, respectively	14,137	14,283
Goodwill	8,182	5,750
Total	$64,503	$65,441
Amortization expense related to customer in-place leases amounted to $2.9 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense related to management contracts amounted to $0.2 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.1 million for the three months ended March 31, 2020.

8. DEBT FINANCING
The Company's outstanding debt as of March 31, 2020 and December 31, 2019 is summarized as follows (dollars in thousands):

	Interest Rate(1)	March 31, 2020	December 31, 2019
Credit Facility:
Revolving line of credit	2.29%	$200,000	$—
Term loan A	3.74%	125,000	125,000
Term loan B	2.91%	250,000	250,000
Term loan C	2.80%	225,000	225,000
Term loan D	3.57%	175,000	175,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
2031 Senior Unsecured Notes	4.08%	50,000	50,000
Fixed rate mortgages payable	4.18%	261,680	264,260
Total principal		1,736,680	1,539,260
Unamortized debt issuance costs and debt premium, net		(5,011)	(5,213)
Total debt		$1,731,669	$1,534,047

(1)Represents the effective interest rate as of March 31, 2020. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of March 31, 2020, the Company's unsecured credit facility provided for total borrowings of $1.275 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $500.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), and (v) a $175.0 million tranche D term loan facility (the "Term Loan D"). As of March 31, 2020, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
As of March 31, 2020, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $294.3 million while remaining in compliance with the credit facility's financial covenants. At March 31, 2020, the Company was in compliance with all such covenants.
For a summary of the Company's financial covenants and additional detail regarding the Company's credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2029 Senior Unsecured Notes, 2031 Senior Unsecured Notes and fixed rate mortgages payable, please see Note 8 to the Company's most recent Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2020, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2020	$38,067	$(955)	$37,112
2021	7,603	(1,510)	6,093
2022	4,205	(1,512)	2,693
2023	377,049	(1,159)	375,890
2024	471,964	(790)	471,174
2025	227,185	(218)	226,967
Thereafter	610,607	1,133	611,740
	$1,736,680	$(5,011)	$1,731,669

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$15,763	$12,940
Net income attributable to noncontrolling interests	(9,115)	(5,529)
Net income attributable to National Storage Affiliates Trust	6,648	7,411
Distributions to preferred shareholders	(3,273)	(2,588)
Distributed and undistributed earnings allocated to participating securities	(12)	(9)
Net income attributable to common shareholders - basic and diluted	$3,363	$4,814

Denominator
Weighted average shares outstanding - basic and diluted	59,798	56,655

Earnings (loss) per share - basic and diluted	$0.06	$0.08

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2020, 380,943 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs or the completion of expansion projects. For the three months ended March 31, 2020, 252,894 unvested LTIP units that vest upon the future acquisition of properties, or the completion of expansion projects, are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three months ended March 31, 2020 and 2019, potential common shares totaling 51.1 million and 54.6 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended March 31, 2020 and 2019, the Company incurred $5.3 million and $4.7 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended March 31, 2020 and 2019, the Company incurred $8.8 million and $7.8 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended March 31, 2020 and 2019, the Company incurred $0.2 million and $0.3 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the three months ended March 31, 2020, the Company acquired one self storage property for $7.5 million from an entity that was partially owned by Arlen Nordhagen, the Company's executive chairman and former chief executive officer, and David Cramer, the Company's chief operating officer. Of the total consideration paid, Mr. Nordhagen's and Mr. Cramer's interest was approximately 58,376 OP Units with a value of $1.5 million and 29,689 OP Units with a value $0.7 million, respectively.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2018	$14,195
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive (loss) income	(1,276)
Unrealized losses on interest rate swaps included in accumulated other comprehensive (loss) income	(8,039)
Fair value at March 31, 2019	$4,880

Fair value at December 31, 2019	$(19,083)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive (loss) income	612
Unrealized losses on interest rate swaps included in accumulated other comprehensive (loss) income	(66,369)
Fair value at March 31, 2020	$(84,840)
As of March 31, 2020 and December 31, 2019, the Company had outstanding interest rate swaps with aggregate notional amounts of $1,125.0 million and $1,125.0 million, respectively, designated as cash flow hedges. As of March 31, 2020, the Company's swaps had a weighted average remaining term of approximately 4.0 years. The fair value of these swaps are presented as interest rate swap liabilities in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at March 31, 2020 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $17.5 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.90% weighted average fixed rate under these interest rate swaps, the Company will benefit from net cash payments due from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the three months ended March 31, 2020 and 2019. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2020, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at March 31, 2020 and December 31, 2019, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at March 31, 2020 and December 31, 2019 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $261.7 million as of March 31, 2020 with a fair value of approximately $287.3 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.51%, compared to the weighted average contractual interest rate of 4.83%. The combined principal balance of the Company's fixed rate mortgages was approximately $264.3 million as of December 31, 2019 with a fair value of approximately $280.9 million. In determining the fair value as of December 31, 2019, the Company estimated a weighted average market interest rate of approximately 3.28%, compared to the weighted average contractual interest rate of 4.81%.
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
Real Estate Leasehold Interests
The Company has eight properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 14 to 72 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying condensed consolidated statements of operations and amounted to $0.4 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.
Office Leases
The Company has entered into non-cancelable lease agreements for its corporate office space with remaining lease terms ranging from three to nine years. Rent expense related to these office leases is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and amounted to $0.1 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.
The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of March 31, 2020 are as follows:

March 31, 2020
Weighted-average remaining lease term
Real estate leasehold interests	28 years
Office leases	7 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.9%
Office leases	3.8%

As of March 31, 2020, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
Remainder of 2020	$1,071	$291	$1,362
2021	1,444	471	1,915
2022	1,459	465	1,924
2023	1,464	430	1,894
2024	1,470	450	1,920
2025 through 2092	36,728	1,080	37,808
Total lease payments	$43,636	$3,187	$46,823
Less imputed interest	(21,173)	(407)	(21,580)
Total	$22,463	$2,780	$25,243
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

14. SUBSEQUENT EVENTS
During the three months ended March 31, 2020, a pandemic related to the outbreak of the novel coronavirus, or COVID-19, was declared. While the Company’s operating results were not significantly impacted during the three months ended March 31, 2020, the Company has experienced a slowdown in overall business activity through the date of this report, as compared to the same period in the prior year, and therefore expects its operating results to be adversely impacted during the second quarter of 2020, and possibly thereafter. For example, customer move-in and move-out volume has declined compared to the same period in the prior year, and the Company has temporarily suspended rental increases for in-place tenants. The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business, including how it will impact its tenants, employees, vendors, lenders and joint venture partners. The extent to which the COVID-19 pandemic impacts the Company will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the outbreak of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

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
The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. One of the most significant factors is the ongoing and potential impact of the current outbreak of COVID-19 on the economy, the self storage industry and the broader financial markets, which may have a significant negative impact on the Company's financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the second quarter or thereafter. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020 (the "Annual Report"), the risk factor set forth in this quarterly report under Item 1A below, and the Company's subsequent filings under the Exchange Act.
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
•the timing of acquisitions;
•the internalization of retiring PROs into the Company;
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
•the negative impacts from the continued spread of COVID-19 on the economy, the self storage industry, the broader financial markets, the Company's financial condition, results of operations and cash flows and the ability of the Company's tenants to pay rent;
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
•our ability to continue to qualify and maintain our qualification as a REIT for U.S. federal income tax purposes;
•availability of qualified personnel;
•the timing of conversions of subordinated performance units in our operating partnership and subsidiaries of our operating partnership into OP units in our operating partnership, the conversion ratio in effect at such time and the impact of such convertibility on our diluted earnings (loss) per share;
•the risks of investing through joint ventures, including whether the anticipated benefits from a joint venture are realized or may take longer to realize than expected;
•estimates relating to our ability to make distributions to our shareholders in the future; and
•our understanding of our competition.
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report , and the other documents we file from time to time with the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business. The outbreak of COVID-19 in many countries, including the United States, has adversely impacted economic activity. The effect of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified, most states and municipalities have reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel, "shelter-in-place" and/or "stay-at-home" orders, and imposing restrictions on the types of businesses that may continue to operate. These containment measures generally do not apply to businesses, like ours, which are designated as "essential," but may apply to certain of our tenants, employees, vendors, lenders and joint venture partners.
As of the date of this report, our stores continue to operate and we are in compliance with federal, state and local COVID-19 guidelines and mandates. In response to the pandemic, we have increased the level and frequency of cleaning and sanitation of our self storage facilities and enacted recommended social distancing guidelines. Our stores have operated, and some stores continue to operate, with a locked office, and on-site customer interaction is handled through a window, over the telephone, or in other ways intended to minimize physical contact. Many of our stores feature online rental capabilities whereby a customer can complete the entire rental process online and receive an access code to the storage facility. For the remainder of our stores that do not yet benefit from the online rental feature, the combination of call center and email communication eliminates the need for any physical contact between customers and employees.
While our results of operations were not significantly impacted by the pandemic during the three months ended March 31, 2020, we have experienced a slowdown in overall business activity, including lower move-in and move-out volume. There are state and local restrictions on price increases, auctions and late fee assessments, and we have temporarily suspended rental increases for in-place tenants. Specifically, our April 2020 same store portfolio (as defined below) operations were affected as follows:
•Same store move-in volume decreased approximately 28%, compared to the same period in 2019;
•Same store move-out volume decreased approximately 28%, compared to the same period in 2019.
•Same store period-end occupancy was 87.1% as of April 30, 2020, which was unchanged compared to March 31, 2020 and a decrease of approximately 140 basis points compared to April 30, 2019.
We have taken proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:
•We have closely monitored our liquidity position. As of April 30, 2020, we had the capacity to borrow remaining Revolver commitments of approximately $300 million with less than $40 million of debt maturing through 2022, and we have determined that it is not necessary to enhance our liquidity position through further borrowings at this time;
•We are being diligent to manage operating expenses, including store-level personnel costs, marketing and repairs and maintenance expenses. We have also incurred lower corporate travel costs compared to expectations at the beginning of the year.
•We remain committed to acquiring properties at appropriate risk-adjusted returns. We expect in the near-term there may be a lower volume of acquisition transactions in the self storage sector generally due to uncertainty from the pandemic. We believe our acquisition opportunities through our captive pipeline and relationship-based third-party deals sourced by our PROs will continue to be a differentiating factor for us to prudently deploy capital, including through the issuance of OP equity.
The above discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. We are unable to predict the impact of the COVID-19 pandemic on our business for the balance of the second quarter of 2020 and thereafter. We will continue to monitor its effects and will adjust our operations as necessary. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows for the second quarter of 2020 and future periods. See "Risk Factors" under Item 1A.

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
Our PROs
The Company had nine PROs as of March 31, 2020: Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern and Moove In. As discussed in Note 1 in Item 1, on March 31, 2020, we closed on the merger and internalization of the management platform of SecurCare, which prior to the merger and internalization was our largest PRO. As part of the internalization, we offered employment to most of SecurCare's employees, including its key persons, to continue managing SecurCare's managed portfolio under the brand SecurCare as members of our existing property management platform. As a result of the merger, we will no longer pay any fees or reimbursements to SecurCare and distributions on the series of subordinated performance units related to SecurCare's managed portfolio were discontinued.
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
As of March 31, 2020, we owned a geographically diversified portfolio of 603 self storage properties, located in 29 states and Puerto Rico, comprising approximately 36.2 million rentable square feet, configured in approximately 288,000 storage units. Of these properties, 266 were acquired by us from our PROs, 336 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the three months ended March 31, 2020, we acquired 36 self storage properties for $222.8 million, comprising approximately 1.8 million rentable square feet, configured in approximately 13,600 storage units. Of these acquisitions, one was acquired from a PRO and 35 were acquired from third-party sellers.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2018 Joint Venture
As of March 31, 2020, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.

2016 Joint Venture
As of March 31, 2020, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the three months ended March 31, 2020, our 2016 Joint Venture acquired two self storage properties containing less than 0.1 million rentable square feet, configured in approximately 500 storage units and located in one state.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures. As of March 31, 2020, our property management platform managed and controlled 265 of our consolidated properties and 177 of our unconsolidated real estate venture properties.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 36 self storage properties during the three months ended March 31, 2020 and 69 self storage properties during the year ended December 31, 2019. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of March 31, 2020, our same store portfolio consisted of 500 consolidated self storage properties.
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
Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019
Net income was $15.8 million for the three months ended March 31, 2020, compared to $12.9 million for the three months ended March 31, 2019, an increase of $2.9 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 73 self storage properties acquired between April 1, 2019 and March 31, 2020 and same store NOI growth partially offset by increases in depreciation and amortization and interest expense. For a description of NOI, see "Non-GAAP Financial Measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Rental revenue
Same store portfolio	$81,609	$79,338	$2,271
Non-same store portfolio	13,793	3,517	10,276
Total rental revenue	95,402	82,855	12,547
Other property-related revenue
Same store portfolio	2,907	2,680	227
Non-same store portfolio	464	144	320
Total other property-related revenue	3,371	2,824	547
Property operating expenses
Same store portfolio	25,738	25,219	519
Non-same store portfolio	4,854	1,238	3,616
Total property operating expenses	30,592	26,457	4,135
Net operating income
Same store portfolio	58,778	56,799	1,979
Non-same store portfolio	9,403	2,423	6,980
Total net operating income	68,181	59,222	8,959
Management fees and other revenue	5,449	4,893	556
General and administrative expenses	(11,094)	(10,380)	(714)
Depreciation and amortization	(29,105)	(24,349)	(4,756)
Other	(389)	(386)	(3)
Other (expense) income
Interest expense	(15,628)	(13,211)	(2,417)
Equity in losses of unconsolidated real estate ventures	(340)	(2,102)	1,762
Acquisition costs	(833)	(157)	(676)
Non-operating expense	(192)	(98)	(94)
Other expense	(16,993)	(15,568)	(1,425)
Income before income taxes	16,049	13,432	2,617
Income tax expense	(286)	(492)	206
Net income	15,763	12,940	2,823
Net income attributable to noncontrolling interests	(9,115)	(5,529)	(3,586)
Net income attributable to National Storage Affiliates Trust	6,648	7,411	(763)
Distributions to preferred shareholders	(3,273)	(2,588)	(685)
Net income attributable to common shareholders	$3,375	$4,823	$(1,448)
Total Revenue
Our total revenue increased by $13.7 million, or 15.1%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase was primarily attributable to incremental revenue from 73 self storage properties acquired between April 1, 2019 and March 31, 2020, regular rental increases for in-place tenants, partially offset by a decrease in total portfolio average occupancy from 87.2% for the three months ended March 31, 2019 to 86.7% for the three months ended March 31, 2020. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue increased by $12.5 million, or 15.1%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The increase in rental revenue was due to a $10.3 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $6.1 million from 37 self storage properties acquired between April 1, 2019 and December 31, 2019, and $3.2 million from 36 self storage properties acquired during the three months ended March 31, 2020. Same store portfolio rental revenues increased $2.3 million, or 2.9%, due to a 3.0% increase, from $11.98 to $12.34, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants and fees partially offset by a decrease in average occupancy from 87.5% for the three months ended March 31, 2019 to 87.2% for the three months ended March 31, 2020.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $0.5 million, or 19.4%, for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. This increase primarily resulted from a $0.3 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.2 million from 37 self storage properties acquired between April 1, 2019 and December 31, 2019, and $0.1 million from 36 self storage properties acquired during the three months ended March 31, 2020.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $5.4 million for the three months ended March 31, 2020, compared to $4.9 million for the three months ended March 31, 2019, an increase of $0.5 million. This increase was primarily attributable to incremental tenant insurance fees and dividends from an investment in a tenant reinsurance company made during the three months ended June 30, 2019.
Property Operating Expenses
Property operating expenses were $30.6 million for the three months ended March 31, 2020 compared to $26.5 million for the three months ended March 31, 2019, an increase of $4.1 million, or 15.6%. The increase in property operating expenses primarily resulted from a $3.6 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $2.0 million from 37 self storage properties acquired between April 1, 2019 and December 31, 2019, and $1.3 million from 36 self storage properties acquired during the three months ended March 31, 2020.
General and Administrative Expenses
General and administrative expenses increased $0.7 million, or 6.9%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This increase was primarily attributable to increases in supervisory and administrative fees charged by our PROs of $0.7 million resulting from incremental fees related to the 73 self storage properties we acquired between April 1, 2019 and March 31, 2020.
Depreciation and Amortization
Depreciation and amortization increased $4.8 million, or 19.5%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This increase was primarily attributable to incremental depreciation expense related to the 73 self storage properties we acquired between April 1, 2019 and March 31, 2020 and an increase in amortization of customer in-place leases from $2.5 million for the three months ended March 31, 2019 to $2.9 million for the three months ended March 31, 2020.
Interest Expense
Interest expense increased $2.4 million, or 18.3%, for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The increase in interest expense was primarily attributable to additional borrowings consisting of $155.0 million of additional term loan borrowings under the Company's credit facility in July 2019, $100.0 million of borrowings under the 2029 Term Loan Facility in April 2019 and the issuance of the $150.0 million Senior Unsecured Notes in a private placement to certain accredited investors in August 2019. The increase in interest expense from these additional borrowings was partially offset by lower outstanding borrowings under the Revolver.
Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of losses and earnings incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended March 31, 2020, we recorded $0.3 million of equity in losses from our unconsolidated real estate ventures compared to $2.1 million of losses for the three months ended March 31, 2019. This was primarily the result of incremental losses from our 2018 Joint Venture during the three months ended March 31, 2019 driven by real estate depreciation and amortization of customer in-place leases following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $9.1 million for the three months ended March 31, 2020, compared to $5.5 million for the three months ended March 31, 2019.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three months ended March 31, 2020 and 2019 (in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2020	2019
Net income	$15,763	$12,940
Add (subtract):
Real estate depreciation and amortization	28,764	24,027
Company's share of unconsolidated real estate venture real estate depreciation and amortization	3,787	5,457
Mark-to-market changes in value on equity securities	142	—
Company's share of unconsolidated real estate venture loss on sale of properties	—	202
Distributions to preferred shareholders and unitholders	(3,514)	(2,753)
FFO attributable to subordinated performance unitholders(1)	(8,664)	(7,293)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	36,278	32,580
Add:
Acquisition costs	833	157
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$37,111	$32,737

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	59,798	56,655
Weighted average restricted common shares outstanding	23	30
Weighted average OP units outstanding	30,709	29,948
Weighted average DownREIT OP unit equivalents outstanding	1,849	1,848
Weighted average LTIP units outstanding	617	747
Total weighted average shares and units outstanding - FFO and Core FFO	92,996	89,228

FFO per share and unit	$0.39	$0.37
Core FFO per share and unit	$0.40	$0.37

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Earnings (loss) per share - diluted	$0.06	$0.08
Impact of the difference in weighted average number of shares(1)	(0.02)	(0.03)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.09	0.07
Add real estate depreciation and amortization	0.31	0.27
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.04	0.06
FFO attributable to subordinated performance unitholders	(0.09)	(0.08)
FFO per share and unit	0.39	0.37
Add acquisition costs	0.01	—
Core FFO per share and unit	$0.40	$0.37

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

NOI
Net operating income, or NOI, represents rental revenue plus other property-related revenue less property operating expenses. NOI is not a measure of performance calculated in accordance with GAAP.
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

The following table presents a reconciliation of net income (loss) to NOI for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$15,763	$12,940
(Subtract) Add:
Management fees and other revenue	(5,449)	(4,893)
General and administrative expenses	11,094	10,380
Other	389	386
Depreciation and amortization	29,105	24,349
Interest expense	15,628	13,211
Equity in losses of unconsolidated real estate ventures	340	2,102
Acquisition costs	833	157
Income tax expense	286	492
Non-operating expense	192	98
Net Operating Income	$68,181	$59,222
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Net income	$15,763	$12,940
Add:
Depreciation and amortization	29,105	24,349
Company's share of unconsolidated real estate venture depreciation and amortization	3,787	5,457
Interest expense	15,628	13,211
Income tax expense	286	492
EBITDA	64,569	56,449
Add:
Acquisition costs	833	157
Company's share of unconsolidated real estate venture loss on sale of properties	—	202
Equity-based compensation expense	774	1,112
Adjusted EBITDA	$66,176	$57,920

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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At March 31, 2020, we had $18.7 million in cash and cash equivalents and $4.0 million of restricted cash, a decrease in cash and cash equivalents of $1.9 million and an increase in restricted cash of $0.3 million from December 31, 2019. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $50.7 million for the three months ended March 31, 2020 compared to $46.4 million for the three months ended March 31, 2019, an increase of $4.3 million. Our operating cash flow increased primarily due to the 37 self storage properties that were acquired between April 1, 2019 and December 31, 2019 that generated cash flow for the entire three months ended March 31, 2020, and an additional 36 self storage properties acquired during the three months ended March 31, 2020. Because these 73 self storage properties were acquired after March 31, 2019, our operating results for the three months ended March 31, 2019 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for interest expense.
Investing Activities
Cash used in investing activities was $211.1 million for the three months ended March 31, 2020 compared to $143.7 million for the three months ended March 31, 2019. The primary uses of cash for the three months ended March 31, 2020 were for our acquisition of 36 self storage properties for cash consideration of $210.0 million, capital expenditures of $4.9 million, investments in our 2016 Joint Venture of $3.1 million, expenditures for corporate furniture, equipment and other of $0.2 million and deposits for potential acquisitions of $0.5 million partially offset by $7.6 million of proceeds from the sale of equity securities. The primary uses of cash for the three months ended March 31, 2019 were for our acquisition of 32 self storage properties for cash consideration of $139.6 million, capital expenditures of $4.2 million and deposits for potential acquisitions of $0.8 million, partially offset by distributions received from our 2016 Joint Venture of $1.0 million.
Capital expenditures totaled $4.9 million and $4.2 million during the three months ended March 31, 2020 and 2019, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Recurring capital expenditures	$1,677	$2,159
Value enhancing capital expenditures	897	945
Acquisitions capital expenditures	2,331	1,993
Total capital expenditures	4,905	5,097
Change in accrued capital spending	4	(889)
Capital expenditures per statement of cash flows	$4,909	$4,208

Financing Activities
Cash provided by our financing activities was $158.8 million for the three months ended March 31, 2020 compared to $100.4 million for the three months ended March 31, 2019. Our sources of financing cash flows for the three months ended March 31, 2020 primarily consisted of $244.0 million of borrowings under our Revolver and $4.2 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the three months ended March 31, 2020 were for principal payments on existing debt of $46.6 million (which included $44.0 million of principal repayments under the Revolver and $2.6 million of fixed rate mortgage principal payments), distributions to noncontrolling interests of $19.8 million, distributions to common shareholders of $19.7 million and distributions to preferred shareholders of $3.3 million. Our sources of financing cash flows for the three months ended March 31, 2019 primarily consisted of $188.5 million of borrowings under our credit facility. Our primary uses of financing cash flows for the three months ended March 31, 2019 were for principal payments on existing debt of $51.8 million (which included $50.5 million of principal repayments under the Revolver and $1.3 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $17.0 million, distributions to common shareholders of $17.0 million and distributions to preferred shareholders of $2.6 million.
Credit Facility and Term Loan Facilities
As of March 31, 2020, our credit facility provided for total borrowings of $1.275 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $500.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C and (v) a $175.0 million Term Loan D. The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025 and the Term Loan D matures in July 2026. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity. As of March 31, 2020, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion. As of March 31, 2020, we would have had the capacity to borrow remaining Revolver commitments of $294.3 million while remaining in compliance with the credit facility's financial covenants.
We have a 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of March 31, 2020 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of March 31, 2020 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of March 31, 2020 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
2029 And 2031 Senior Unsecured Notes
On August 30, 2019, our operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 in a private placement to certain accredited investors.
Equity Transactions
Issuance of Common Shares and Series A Preferred Shares
As discussed in Note 3 in Item 1, on March 31, 2020, we closed on the mergers of SecurCare and DLAN with and into wholly-owned subsidiaries of the Company. In connection with the mergers, we issued 8,105,192 common shares to the former owners of SecurCare and DLAN.
During the three months ended March 31, 2020, we sold 125,000 of our common shares through at the market offerings. The common shares were sold at an average offering price of $36.18 per share, resulting in net proceeds to us of approximately $4.2 million after deducting compensation payable by us to such agents and offering expenses.
During the three months ended March 31, 2020, after receiving notices of redemption from certain OP unitholders, we elected to issue 118,961 common shares to such holders in exchange for 118,961 OP units in satisfaction of the operating partnership's redemption obligations.
During the three months ended March 31, 2020, after receiving notices of redemption from certain Series A-1 preferred unitholders, we elected to issue 5,600 Series A preferred shares to such holders in exchange for 5,600 Series A-1 preferred units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 36 properties acquired during the three months ended March 31, 2020, we issued $7.2 million of OP equity (consisting of 181,981 OP units, 28,892 LTIP units and 13,105 subordinated performance units). In addition, we issued 28,894 LTIP units to consultants that will vest upon the completion of expansion projects.
As discussed in Note 3 in Item 1, during the three months ended March 31, 2020, the Company issued 445,701 OP units issued upon the conversion of 332,738 subordinated performance units and 133,637 OP units upon the conversion of an equivalent number of LTIP units.
Dividends and Distributions
On February 20, 2020 our board of trustees declared a cash dividend and distribution, respectively, of $0.33 per common share and OP unit to shareholders and OP unitholders of record as of March 13, 2020. On February 20, 2020, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 Preferred Unit to shareholders and unitholders of record as of March 13, 2020. On March 12, 2020, our board of trustees declared cash distributions of $8.7 million, in aggregate, to subordinated performance unitholders of record as of March 13, 2020. Such dividends and distributions were paid on March 31, 2020.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of March 31, 2020, our operating partnership had an aggregate of $1,711.6 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of March 31, 2020, an aggregate of $116.9 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of March 31, 2020, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of March 31, 2020, we had $200.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $2.0 million annually.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of the Company's potential risks and uncertainties, see the information below and in the Company's Annual Report under the heading Item 1A. "Risk Factors" beginning on page 15, which is accessible on the SEC's website at www.sec.gov.
The current outbreak of COVID-19 or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause significant disruption to our financial condition, results of operations and cash flows. The spread of the COVID-19 outbreak has disrupted, and is likely to further cause severe disruptions in, the economy and financial markets and create widespread business continuity and viability issues.
The potential impact and duration of COVID-19 or another pandemic could have significant repercussions across the economy and financial markets, and could trigger a period of economic slowdown or recessions. The outbreak of COVID-19 in many countries continues to adversely impact economic activity and has contributed to significant volatility and negative pressure in financial markets. The impact of the outbreak has been rapidly evolving and, as cases of the virus have continued to increase around the world, many countries, including the United States, have reacted by instituting, among other things, quarantines and restrictions on travel.
Most states and municipalities, including where we have our headquarters (Colorado) and in regions of the United States where our properties and tenants are located, have also reacted by instituting quarantines, mandating business and school closures, requiring restrictions on travel, "shelter in place" or "stay-at-home" orders, and imposing restrictions on the types of business that may continue to operate. Although many of these jurisdictions, including Colorado, are gradually relaxing a number of these restrictions, many of these restrictions are still in place in regions where our properties are located.
As a result, the COVID-19 pandemic, or a future pandemic, could adversely impact our financial condition, results of operations and cash flows due to, among other factors:
•reduced economic activity that may severely impact the Company's tenants and may cause a portion of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations, which could increase uncollectible receivables and cause subsequent reductions in revenue;
•reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending, which could reduce move-in volumes at our stores or limit our ability to minimize exposure to uncollectible receivables;
•governmental or health and safety requirements or recommendations could compel a complete or partial closure of, or other operational issues at, one or more of our properties or prohibit us from charging late fees, conducting auctions and increasing prices;
•any of the above factors, or a combination thereof, could cause the Company to recognize impairment in value of its tangible or intangible assets;
•a general decline in business activity and demand for property acquisitions, expansions, and the addition of new PROs and/or joint venture partners could adversely affect our ability or desire to grow our portfolio of properties;

•interrupted availability of personnel, including our executive officers, other employees and the employees of our PROs, and an inability of us or our PROs to recruit, attract and retain additional skilled personnel to manage our business and/or properties;
•the potential negative impact on the health of our or our PROs' personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption;
•the inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations, including vendors that provide IT services, legal and accounting services, or other operational support services;
•difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the financial markets or a deterioration in credit and financing conditions may affect our access to capital necessary to fund business operations, potential acquisitions, or other growth opportunities or address maturing liabilities on a timely basis; and
•the financial impact of the COVID-19 pandemic, including potential decreases in cash from operations resulting therefrom, could negatively impact our future compliance with the financial covenants in our credit facility and other debt agreements and result in a default and potential acceleration of indebtedness, which could negatively impact our ability to make additional borrowings under our revolving credit facility and pay dividends.
The rapid development and fluidity of the circumstances resulting from this pandemic preclude any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas present material uncertainty and risk with respect to our performance, financial condition, results of operations and cash flows and our tenant's ability to pay rent.
The factors described above, as well as additional factors that the Company may not currently be aware of, could materially negatively impact the Company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for storage space at the Company’s properties, difficulties in accessing capital, impairment of the Company’s tangible or intangible assets and other impacts that could materially and adversely affect the Company’s financial condition, results of operations and cash flows.
To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the Risk Factors section in the Annual Report, such as those relating to economic or other conditions in the markets in which we do business, changes in interest rates, demand for self storage space generally, illiquidity of real estate investments, our ability to obtain debt financing, our dependence on external sources of capital and our ability to pay dividends.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2020, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 118,961 common shares to satisfy redemption requests from certain limited partners.
On January 23, 2020, the operating partnership issued 57,786 LTIP units to unrelated third parties and affiliates of Southern Storage Management Systems, Inc. d/b/a Southern Self Storage, one of the Company's existing PROs, as partial consideration for the acquisition, expansion, and ongoing management of a portfolio of 29 self storage properties.
On April 24, 2020, the operating partnership issued 54,111 OP units to NWSS Silverton Road Storage LLC, an affiliate of J. Timothy Warren, a trustee of the Company, as consideration for the acquisition of one self storage property.
The LTIP units issued by the operating partnership, after achieving parity with OP Units, are eligible to be converted into OP Units on a one-for-one basis upon the satisfaction of conditions set forth in the LP Agreement and in the LTIP award agreements pursuant to which the LTIP units were issued.

Following a specified lock up period after the date of issuance set forth above, the OP units issued by the operating partnership may be redeemed from time to time by holders for a cash amount per OP unit equal to the market value of an equivalent number of common shares. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the operating partnership described above by issuing one common share in exchange for each OP unit tendered for redemption.
The Company has elected to report early the private placement of its common shares that may occur if the Company elects to assume the redemption obligation of the operating partnership as described above in the event that OP units are in the future tendered for redemption.
As of May 8, 2020, other than those OP units held by the Company, after reflecting the transactions described herein, 32,411,982 OP units of its operating partnership were outstanding (including 797,810 outstanding LTIP units in the operating partnership and 1,924,918 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2020, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares issued to them. The table below summarizes all of our repurchases of common shares during the quarter ended March 31, 2020:

Period	Total number of shares purchased		-	Total number of shares purchased as part of publicly announced plans or programs	Maximum numbers of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2020	2,766	(1)		n/a	n/a
February 1 - February 29, 2020	—			n/a	n/a
March 1 - March 31, 2020	—			n/a	n/a

(1) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $33.62 and is based on the closing price of our common shares as of January 1, 2020, the date of withholding.

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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A, filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

3.5
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

10.1
Employment Agreement, dated as of April 1, 2020, by and between National Storage Affiliates Trust and David Cramer (Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.2
Separation Agreement, dated as of March 31, 2020 by and between National Storage Affiliates Trust and Steven B. Treadwell (Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.3
Amended and Restated Employment Agreement, effective as of January 1, 2020, by and between National Storage Affiliates Trust and Arlen D. Nordhagen (Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.4
Amended and Restated Employment Agreement, effective as of January 1, 2020, by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.5
Amended and Restated Employment Agreement, effective as of January 1, 2020, by and between National Storage Affiliates Trust and Brandon S. Togashi (Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.6
Letter Agreement dated as of April 2, 2020, by and between National Storage Affiliates Trust and Arlen D. Nordhagen. (Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.7
Letter Agreement dated as of April 2, 2020, by and between National Storage Affiliates Trust and David Cramer. (Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.8
Agreement and Plan of Merger by and among National Storage Affiliates Trust, NSA Holding Company I, LLC, SecurCare Self Storage, Inc., Arlen D. Nordhagen, David Cramer and Justin Hlibichuk, each individually, and Arlen Nordhagen, in his capacity as Security Representative, dated February 24, 2020 (Film No. 20645362). (Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 24, 2020, is incorporated herein by this reference)

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

National Storage Affiliates Trust

By:	/s/ TAMARA D. FISCHER
Tamara D. Fischer
president and chief executive officer
(principal executive officer)

By:	/s/ BRANDON S. TOGASHI
Brandon S. Togashi
chief financial officer
(principal accounting and financial officer)
Date: May 11, 2020