Form 10-Q
period 2020-09-30
National Storage Affiliates Trust
filed 2020-11-06
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
Yes ☐  No ☒
As of November 5, 2020, 69,197,623 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Real estate
Self storage properties	$3,381,418	$3,091,719
Less accumulated depreciation	(416,423)	(337,822)
Self storage properties, net	2,964,995	2,753,897
Cash and cash equivalents	16,779	20,558
Restricted cash	4,486	3,718
Debt issuance costs, net	2,698	3,264
Investment in unconsolidated real estate ventures	206,284	214,061
Other assets, net	62,320	65,441
Operating lease right-of-use assets	23,354	23,306
Total assets	$3,280,916	$3,084,245
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,741,703	$1,534,047
Accounts payable and accrued liabilities	51,280	37,966
Interest rate swap liabilities	86,746	19,943
Operating lease liabilities	24,929	24,665
Deferred revenue	15,858	15,523
Total liabilities	1,920,516	1,632,144
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,732,719 and 8,727,119 issued and outstanding at September 30, 2020 and December 31, 2019, at liquidation preference	218,318	218,178
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 69,177,872 and 59,659,108 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	692	597
Additional paid-in capital	993,164	905,763
Distributions in excess of earnings	(242,222)	(197,075)
Accumulated other comprehensive loss	(54,723)	(7,833)
Total shareholders' equity	915,229	919,630
Noncontrolling interests	445,171	532,471
Total equity	1,360,400	1,452,101
Total liabilities and equity	$3,280,916	$3,084,245

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Rental revenue	$99,690	$92,746	$290,394	$262,776
Other property-related revenue	3,883	3,217	10,672	9,169
Management fees and other revenue	5,901	5,374	17,047	15,383
Total revenue	109,474	101,337	318,113	287,328
OPERATING EXPENSES
Property operating expenses	31,546	28,988	92,395	82,635
General and administrative expenses	10,818	11,271	32,241	32,464
Depreciation and amortization	28,933	27,598	87,347	77,776
Other	479	768	1,330	1,511
Total operating expenses	71,776	68,625	213,313	194,386
OTHER (EXPENSE) INCOME
Interest expense	(15,262)	(14,432)	(46,403)	(41,590)
Equity in earnings (losses) of unconsolidated real estate ventures	37	(1,214)	(251)	(4,962)
Acquisition costs	(596)	(321)	(1,681)	(783)
Non-operating expense	(120)	(8)	(629)	(275)
Gain on sale of self storage properties	—	—	—	2,814
Other expense	(15,941)	(15,975)	(48,964)	(44,796)
Income before income taxes	21,757	16,737	55,836	48,146
Income tax expense	(346)	(223)	(875)	(959)
Net income	21,411	16,514	54,961	47,187
Net income attributable to noncontrolling interests	(7,924)	(25,374)	(24,404)	(56,292)
Net income (loss) attributable to National Storage Affiliates Trust	13,487	(8,860)	30,557	(9,105)
Distributions to preferred shareholders	(3,275)	(3,272)	(9,822)	(9,117)
Net income (loss) attributable to common shareholders	$10,212	$(12,132)	$20,735	$(18,222)

Earnings (loss) per share - basic and diluted	$0.15	$(0.20)	$0.32	$(0.32)

Weighted average shares outstanding - basic and diluted	68,887	59,278	65,643	57,835

Dividends declared per common share	$0.34	$0.32	$1.00	$0.94

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$21,411	$16,514	$54,961	$47,187
Other comprehensive (loss) income
Unrealized loss on derivative contracts	(562)	(17,433)	(77,354)	(44,547)
Reclassification of other comprehensive loss (income) to interest expense	4,973	(939)	9,519	(3,492)
Other comprehensive income (loss)	4,411	(18,372)	(67,835)	(48,039)
Comprehensive income (loss)	25,822	(1,858)	(12,874)	(852)
Comprehensive (income) loss attributable to noncontrolling interests	(9,323)	(18,821)	(146)	(38,981)
Comprehensive income (loss) attributable to National Storage Affiliates Trust	$16,499	$(20,679)	$(13,020)	$(39,833)

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Issuance of common shares, net of offering costs	—	—	2,375,000	24	70,613	—	—	—	70,637
Effect of changes in ownership for consolidated entities	—	—	—	—	(9,179)	—	(28)	9,207	—
Issuance of OP units	—	—	—	—	—	—	—	8,540	8,540
Equity-based compensation expense	—	—	—	—	82	—	—	1,026	1,108
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	56	56
Vesting and forfeitures of restricted common shares, net	—	—	(1,335)	—	—	—	—	—	—
Preferred share dividends	—	—	—	—	—	(3,257)	—	—	(3,257)
Common share dividends	—	—	—	—	—	(18,970)	—	—	(18,970)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19,038)	(19,038)
Other comprehensive loss	—	—	—	—	—	—	(12,992)	(7,360)	(20,352)
Net (loss) income	—	—	—	—	—	(7,656)	—	25,389	17,733
Balances, June 30, 2019	8,685,680	$217,142	59,296,969	$593	$901,499	$(156,192)	$(5,466)	$541,208	$1,498,784
OP equity issued for property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	950	950
Redemption of Series A-1 preferred units	41,439	1,036	—	—	20	—	—	(1,056)	—
Redemptions of OP units	—	—	32,951	—	277	—	(7)	(270)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(341)	—	(2)	343	—
Equity-based compensation expense	—	—	—	—	75	—	—	1,078	1,153
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	118	118
Vesting and forfeitures of restricted common shares, net	—	—	(1,532)	—	—	—	—	—	—
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	137	137
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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Issuance of common shares, net of offering costs	—	—	387,000	4	11,912	—	—	—	11,916
Effect of changes in ownership for consolidated entities	—	—	—	—	(1,286)	—	(73)	1,359	—
Equity-based compensation expense	—	—	—	—	100	—	—	1,051	1,151
Vesting and forfeitures of restricted common shares, net	—	—	(2,770)	—	—	—	—	—	—
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	225	225
Preferred share dividends	—	—	—	—	—	(3,274)	—	—	(3,274)
Common share dividends	—	—	—	—	—	(22,625)	—	—	(22,625)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(16,843)	(16,843)
Other comprehensive loss	—	—	—	—	—		(4,296)	(2,193)	(6,489)
Net income	—	—	—	—	—	10,422	—	7,365	17,787
Balances, June 30, 2020	8,732,719	$218,318	68,703,733	$687	$984,950	$(228,924)	$(57,462)	$451,176	$1,368,745
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	3,427	3,427
Redemptions of OP units	—	—	293,083	3	3,417	—	(249)	(3,171)	—
Issuance of common shares, net of offering costs	—	—	181,915	2	5,866	—	—	—	5,868
Effect of changes in ownership for consolidated entities	—	—	—	—	(1,170)	—	(24)	1,194	—
Equity-based compensation expense	—	—	—	—	101	—	—	1,082	1,183
Vesting and forfeitures of restricted common shares, net	—	—	(859)	—	—	—	—	—	—
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	37	37
Preferred share dividends	—	—	—	—	—	(3,275)	—	—	(3,275)
Common share dividends	—	—	—	—	—	(23,510)	—	—	(23,510)
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(17,897)	(17,897)
Other comprehensive income	—	—	—	—	—	—	3,012	1,399	4,411
Net income	—	—	—	—	—	13,487	—	7,924	21,411
Balances, September 30, 2020	8,732,719	$218,318	69,177,872	$692	$993,164	$(242,222)	$(54,723)	$445,171	$1,360,400

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$54,961	$47,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,347	77,776
Amortization of debt issuance costs	2,291	2,150
Amortization of debt discount and premium, net	(894)	(1,067)
Gain on sale of self storage properties	—	(2,814)
Mark-to-market changes in value on equity securities	142	—
Equity-based compensation expense	3,108	3,373
Equity in losses of unconsolidated real estate ventures	251	4,962
Distributions from unconsolidated real estate ventures	10,628	10,700
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(1,555)	(1,273)
Accounts payable and accrued liabilities	12,008	10,734
Deferred revenue	(642)	(1,647)
Net Cash Provided by Operating Activities	167,645	150,081
INVESTING ACTIVITIES
Acquisition of self storage properties	(259,003)	(342,175)
Capital expenditures	(13,018)	(15,926)
Investments in and advances to unconsolidated real estate ventures	(3,125)	—
Distributions from unconsolidated real estate ventures	—	1,017
Deposits and advances for self storage property and other acquisitions	(550)	—
Proceeds from sale of equity securities	7,560	—
Expenditures for corporate furniture, equipment and other	(362)	(7,022)
Acquisition of interest in reinsurance company and related cash flows	—	(6,600)
Proceeds from sale of self storage properties	—	6,335
Net Cash Used In Investing Activities	(268,498)	(364,371)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	22,033	70,637
Proceeds from issuance of preferred shares	—	43,624
Borrowings under debt financings	415,500	822,000
Receipts for OP unit subscriptions	661	629
Principal payments under debt financings	(208,607)	(560,316)
Payment of dividends to common shareholders	(65,882)	(54,961)
Distributions to preferred shareholders	(9,822)	(9,117)
Distributions to noncontrolling interests	(54,291)	(55,768)
Debt issuance costs	(865)	(8,416)
Equity offering costs	(885)	(179)
Net Cash Provided By Financing Activities	97,842	248,133
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(3,011)	33,843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	24,276	16,363
End of period	$21,265	$50,206

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$46,705	$39,848
Operating lease right-of-use assets on balance sheet due to implementation of leases standard	—	23,507
Operating lease liabilities on balance sheet due to implementation of leases standard	—	24,777
Merger and internalization of PRO:
Redemptions and conversions of partnership interests	33,583	—
Issuance of common shares for management platform	10,301	—

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
The Company owned 611 consolidated self storage properties in 29 states and Puerto Rico with approximately 36.8 million rentable square feet in approximately 293,000 storage units as of September 30, 2020. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern") and affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In").
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
As of September 30, 2020, the Company also managed through its property management platform an additional portfolio of 177 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.7 million rentable square feet, configured in approximately 103,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of September 30, 2020, in total, the Company operated and held ownership interests in 788 self storage properties located across 35 states and Puerto Rico with approximately 49.5 million rentable square feet in approximately 396,000 storage units.
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
As of September 30, 2020 and December 31, 2019, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $227.2 million and $233.1 million as of September 30, 2020 and December 31, 2019, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $100.7 million and $136.4 million as of September 30, 2020 and December 31, 2019, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
Other property-related revenue
Other property-related revenue primarily consists of ancillary revenues such as tenant insurance and/or tenant warranty protection-related access fees, sales of storage supplies and truck rentals which are recognized in the period earned.
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended September 30, 2020 and 2019, the Company recognized $2.9 million and $2.4 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the nine months ended September 30, 2020 and 2019, the Company recognized $8.2 million and $6.7 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended September 30, 2020 and 2019, the Company recognized retail sales of

$0.6 million and $0.4 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recognized retail sales of $1.4 million and $1.3 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended September 30, 2020 and 2019, the Company recognized property management fees, call center fees and platform fees of $3.4 million and $3.3 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recognized property management fees, call center fees and platform fees of $9.8 million and $9.7 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") in 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. As of September 30, 2020 and December 31, 2019, the Company had deferred revenue related to the acquisition fees of $1.4 million and $2.8 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended September 30, 2020 and 2019, the Company recognized acquisition fees of $0.5 million and $0.4 million, respectively, and during the nine months ended September 30, 2020 and 2019, the Company recognized acquisition fees of $1.4 million and $1.4 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the three months ended September 30, 2020 and 2019, the Company recognized $2.0 million and $1.2 million, respectively, of revenue related to these activities and during the nine months ended September 30, 2020 and 2019, the Company recognized $5.5 million and $3.6 million, respectively, of revenue related to these activities.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the nine months ended September 30, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. See Note 12 for additional detail about the Company's derivatives.
3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
Forward Equity Offering
On September 22, 2020, the Company entered into an underwriting agreement, as well as certain forward sale agreements, with a syndicate of banks acting as underwriters, forward sellers, and/or forward purchasers in connection with an underwritten public offering of 4,500,000 common shares at a public offering price of $33.15 per share. The underwriters were granted a 30-day option to purchase up to an additional 675,000 common shares at the same price, which they partially exercised for an additional 400,000 common shares on October 6, 2020. Therefore, the forward sellers or their affiliates, at the Company's request, borrowed from third parties and sold to the underwriters an aggregate of 4,900,000 common shares, which the underwriters sold at an offering price of $33.15 per share, for proceeds of approximately $162.4 million. As a result of this forward construct, the Company did not receive any proceeds from the sale of such shares at closing.
The Company expects to settle the forward sale agreements within six months of the offering date via the issuance and physical delivery of the Company's common shares in exchange for cash proceeds, although the Company may elect cash settlement or net share settlement for all or a portion of its obligations under the forward sale agreements, subject to certain conditions. The forward sale price that the Company will receive upon physical settlement of the agreements is subject to subsequent adjustments from time to time as provided in the forward sale agreements. As of September 30, 2020, none of these shares had been settled. The initial forward sale price is $32.832 per share and assuming full physical settlement at the initial forward sale price, the Company would receive proceeds of approximately $160 million.
The Company has determined that the forward sale agreements agreements are not considered to be derivative instruments under the guidance within ASC 815.
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
During the nine months ended September 30, 2020, the Company sold 693,915 of its common shares through the ATM program at an average offering price of $32.92 per share, resulting in net proceeds to the Company of approximately $22.0 million, after deducting compensation payable by the Company to such agents and offering expenses.
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
As of September 30, 2020 and December 31, 2019, units reflecting noncontrolling interests consisted of the following:

	September 30, 2020	December 31, 2019
Series A-1 preferred units	637,382	642,982
OP units	29,443,460	30,188,305
Subordinated performance units	8,770,744	11,014,195
LTIP units	765,840	743,566
DownREIT units
DownREIT OP units	1,924,918	1,848,261
DownREIT subordinated performance units	4,337,111	4,371,622
Total	45,879,455	48,808,931

Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A preferred shares or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The Series A preferred shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The decrease in Series A-1 preferred units outstanding from December 31, 2019 to September 30, 2020 was due to the redemption of 5,600 Series A-1 preferred units for Series A preferred shares.
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
The decrease in OP units outstanding from December 31, 2019 to September 30, 2020 was due to the redemption of 704,335 OP units for common shares and the exchange of 368,500 DownREIT OP units in redemption of an equivalent number of outstanding OP units, which were subsequently retired by the operating partnership, offset by the following: 445,701 OP units issued upon the conversion of 332,738 subordinated performance units (as discussed further below), 378,239 OP units issued in connection with the acquisition of self storage properties and 214,512 LTIP units which were converted into an equivalent number of OP units. In addition, in connection with the completion of the SecurCare and DLAN mergers, the Company's operating partnership retired 710,462 OP Units.
The increase in DownREIT OP units outstanding from December 31, 2019 to September 30, 2020 was due to the exchange of 368,500 DownREIT OP units held by the operating partnership in redemption of an equivalent number of outstanding OP Units, which were subsequently retired by the operating partnership, and the issuance of 115,888 DownREIT OP units related to the conversion of 34,511 DownREIT subordinated performance units (as discussed further below) partially offset by the contribution of 407,731 DownREIT OP units (which were previously included in the above table because they were not held by the Company) to the operating partnership in connection with the SecurCare and DLAN mergers.
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
The decrease in subordinated performance units outstanding from December 31, 2019 to September 30, 2020 was due to the retirement of 2,001,441 subordinated performance units in connection with the SecurCare merger and the voluntary conversion of 332,738 subordinated performance units into 445,701 OP units, partially offset by the issuance of 90,728 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2019 to September 30, 2020 was due to the conversion of 34,511 DownREIT subordinated performance units into 115,888 DownREIT OP units.
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
The increase in LTIP units outstanding from December 31, 2019 to September 30, 2020 was due to the issuance of 236,786 compensatory LTIP units to employees, trustees and consultants, net of forfeitures partially offset by the conversion of 214,512 LTIP units into an equivalent number of OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30, 2020	December 31, 2019
Land	$690,581	$649,938
Buildings and improvements	2,683,288	2,435,171
Furniture and equipment	7,549	6,610
Total self storage properties	3,381,418	3,091,719
Less accumulated depreciation	(416,423)	(337,822)
Self storage properties, net	$2,964,995	$2,753,897
Depreciation expense related to self storage properties amounted to $26.6 million and $23.8 million during the three months ended September 30, 2020 and 2019, respectively, and $78.6 million and $68.0 million during the nine months ended September 30, 2020 and 2019, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of September 30, 2020, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 103 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 63,000 storage units and located across 17 states.

2016 Joint Venture
As of September 30, 2020, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
The 2016 Joint Venture acquired two self storage properties for $12.1 million during the nine months ended September 30, 2020. The 2016 Joint Venture financed these acquisitions with capital contributions from the 2016 Joint Venture members, of which the Company contributed $3.1 million for its 25% proportionate share.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
ASSETS
Self storage properties, net	$1,803,992	$1,835,235
Other assets	26,094	22,413
Total assets	$1,830,086	$1,857,648
LIABILITIES AND EQUITY
Debt financing	$989,819	$989,182
Other liabilities	23,462	20,487
Equity	816,805	847,979
Total liabilities and equity	$1,830,086	$1,857,648

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019
Total revenue	$41,878	$41,600
Property operating expenses	13,005	12,727
Net operating income	28,873	28,873
Supervisory, administrative and other expenses	(2,780)	(2,750)
Depreciation and amortization	(15,320)	(20,788)
Interest expense	(10,303)	(9,934)
Acquisition and other expenses	(381)	(314)
Net income (loss)	$89	$(4,913)

	Nine Months Ended September 30,
	2020	2019
Total revenue	$121,846	$122,253
Property operating expenses	37,554	37,815
Net operating income	84,292	84,438
Supervisory, administrative and other expenses	(8,089)	(8,109)
Depreciation and amortization	(45,711)	(64,502)
Interest expense	(30,867)	(29,895)
Loss on sale of self storage properties	—	(806)
Acquisition and other expenses	(800)	(1,141)
Net loss	$(1,175)	$(20,015)

6. ACQUISITIONS
Self Storage Property Acquisitions
The Company acquired 44 self storage properties with an estimated fair value of $282.8 million during the nine months ended September 30, 2020. Of these acquisitions, five self storage properties with an estimated fair value of $44.3 million were acquired by the Company from its PROs. The 44 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $3.3 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $6.0 million, resulting in a total fair value of $276.8 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the nine months ended September 30, 2020 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2020	36	$214,584	$7,217	$972	$222,773
June 30, 2020	4	30,198	5,842	207	36,247
September 30, 2020	4	20,173	3,427	204	23,804
Total	44	$264,955	$16,486	$1,383	$282,824
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
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30, 2020	December 31, 2019
Customer in-place leases, net of accumulated amortization of $4,156 and $7,267, respectively	$2,694	$3,704
Receivables:
Trade, net	2,479	2,809
PROs and other affiliates	2,641	2,773
Receivables from unconsolidated real estate ventures	5,154	4,765
Property acquisition and other deposits	550	4,438
Interest rate swaps	—	980
Equity securities	—	7,703
Prepaid expenses and other	6,320	4,762
Corporate furniture, equipment and other, net	1,825	1,925
Trade names	6,380	3,200
Management contracts, net of accumulated amortization of $2,969 and $2,274, respectively	12,251	8,349
Tenant reinsurance intangible, net of accumulated amortization of $756 and $317, respectively	13,844	14,283
Goodwill	8,182	5,750
Total	$62,320	$65,441
Amortization expense related to customer in-place leases amounted to $1.7 million and $3.3 million for the three months ended September 30, 2020 and 2019, respectively, and $7.0 million and $8.6 million during the nine months ended September 30, 2020 and 2019, respectively. Amortization expense related to management contracts amounted to $0.2 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.6 million during the nine months ended September 30, 2020 and 2019, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.1 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.2 million during the nine months ended September 30, 2020 and 2019, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of September 30, 2020 and December 31, 2019 is summarized as follows (dollars in thousands):

	Interest Rate(1)	September 30, 2020	December 31, 2019
Credit Facility:
Revolving line of credit	1.45%	$246,500	$—
Term loan A	3.74%	125,000	125,000
Term loan B	2.91%	250,000	250,000
Term loan C	2.80%	225,000	225,000
Term loan D	3.57%	175,000	175,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
2031 Senior Unsecured Notes	4.08%	50,000	50,000
Fixed rate mortgages payable	4.26%	224,653	264,260
Total principal		1,746,153	1,539,260
Unamortized debt issuance costs and debt premium, net		(4,450)	(5,213)
Total debt		$1,741,703	$1,534,047

(1)Represents the effective interest rate as of September 30, 2020. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of September 30, 2020, the Company's unsecured credit facility provided for total borrowings of $1.275 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $500.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), and (v) a $175.0 million tranche D term loan facility (the "Term Loan D"). As of September 30, 2020, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
As of September 30, 2020, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $247.8 million while remaining in compliance with the credit facility's financial covenants. At September 30, 2020, the Company was in compliance with all such covenants.
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
2030 And 2032 Senior Unsecured Notes
As discussed in Note 14, on October 22, 2020, the operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 (the "2030 Notes") and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 (the "2032 Notes") in a private placement to certain institutional investors.

Future Debt Obligations
Based on existing debt agreements in effect as of September 30, 2020, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2020	$1,040	$(381)	$659
2021	7,603	(1,522)	6,081
2022	4,205	(1,512)	2,693
2023	377,049	(1,159)	375,890
2024	518,464	(790)	517,674
2025	227,185	(218)	226,967
Thereafter	610,607	1,132	611,739
	$1,746,153	$(4,450)	$1,741,703

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$21,411	$16,514	$54,961	$47,187
Net income attributable to noncontrolling interests	(7,924)	(25,374)	(24,404)	(56,292)
Net income (loss) attributable to National Storage Affiliates Trust	13,487	(8,860)	30,557	(9,105)
Distributions to preferred shareholders	(3,275)	(3,272)	(9,822)	(9,117)
Distributed and undistributed earnings allocated to participating securities	(11)	(8)	(34)	(26)
Net income (loss) attributable to common shareholders - basic and diluted	$10,201	$(12,140)	$20,701	$(18,248)

Denominator
Weighted average shares outstanding - basic and diluted	68,887	59,278	65,643	57,835

Earnings (loss) per share - basic and diluted	$0.15	$(0.20)	$0.32	$(0.32)

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2020, 420,280 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs or the completion of expansion projects. For the three and nine months ended September 30, 2020, 252,894 unvested LTIP units that vest upon the future acquisition of properties, or the completion of expansion projects, are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three months ended September 30, 2020 and 2019, potential common shares totaling 47.0 million and 55.2 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the nine months ended September 30, 2020 and 2019, potential common shares totaling 48.3 million and 53.9 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.

10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended September 30, 2020 and 2019, the Company incurred $3.7 million and $5.2 million, respectively, for supervisory and administrative fees to the PROs and during the nine months ended September 30, 2020 and 2019, the Company incurred $12.5 million and $14.8 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended September 30, 2020 and 2019, the Company incurred $5.7 million and $8.1 million, respectively, for payroll and related costs reimbursable to these PROs and for the nine months ended September 30, 2020 and 2019, the Company incurred $20.0 million and $23.8 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended September 30, 2019, the Company incurred $0.1 million of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs and during the nine months ended September 30, 2020 and 2019, the Company incurred $0.2 million and $0.7 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the nine months ended September 30, 2020, the Company acquired one self storage property for $7.5 million from an entity that was partially owned by Arlen Nordhagen, the Company's executive chairman and former chief executive officer, and David Cramer, the Company's chief operating officer. Of the total consideration paid, Mr. Nordhagen's and Mr. Cramer's interest was approximately 58,376 OP Units with a value of $1.5 million and 29,689 OP Units with a value $0.7 million, respectively.
During the nine months ended September 30, 2020, the Company acquired one self storage property for $6.6 million from a company in which an entity controlled by J. Timothy Warren, a trustee of the Company, was an investor. Mr. Warren's adult children held an ownership interest in such entity. Of the total consideration paid, the interest of Mr. Warren's children was approximately 15,512 OP Units with a value of $0.4 million.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2018	$14,195
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive (loss) income	(3,492)
Unrealized losses on interest rate swaps included in accumulated other comprehensive (loss) income	(44,547)
Fair value at September 30, 2019	$(33,844)

Fair value at December 31, 2019	$(19,083)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive (loss) income	9,519
Unrealized losses on interest rate swaps included in accumulated other comprehensive (loss) income	(77,354)
Fair value at September 30, 2020	$(86,918)
As of September 30, 2020 and December 31, 2019, the Company had outstanding interest rate swaps with aggregate notional amounts of $1,125.0 million and $1,125.0 million, respectively, designated as cash flow hedges. As of September 30, 2020, the Company's swaps had a weighted average remaining term of approximately 3.5 years. The fair value of these swaps are presented as interest rate swap liabilities in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at September 30, 2020 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $20.0 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.90% weighted average fixed rate under these interest rate swaps, the Company will benefit from net cash payments due from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the nine months ended September 30, 2020 and 2019. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2020, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at September 30, 2020 and December 31, 2019, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at September 30, 2020 and December 31, 2019 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $224.7 million as of September 30, 2020 with a fair value of approximately $252.9 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.06%, compared to the weighted average contractual interest rate of 4.69%. The combined principal balance of the Company's fixed rate mortgages was approximately $264.3 million as of December 31, 2019 with a fair value of approximately $280.9 million. In determining the fair value as of December 31, 2019, the Company estimated a weighted average market interest rate of approximately 3.28%, compared to the weighted average contractual interest rate of 4.81%.
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
Real Estate Leasehold Interests
The Company has eight properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 14 to 72 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying condensed consolidated statements of operations and amounted to $0.4 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $1.3 million and $1.2 million for the nine months ended September 30, 2020 and 2019, respectively.
Office Leases
The Company has entered into non-cancelable lease agreements for its corporate office space with remaining lease terms ranging from two to eight years. Rent expense related to these office leases is included in general and administrative expenses in the accompanying condensed consolidated statements of operations and amounted to $0.1 million and $0.1 million for the three months ended September 30, 2020 and 2019, respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.
The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of September 30, 2020 are as follows:

September 30, 2020
Weighted-average remaining lease term
Real estate leasehold interests	28 years
Office leases	7 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.9%
Office leases	3.8%

As of September 30, 2020, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
Remainder of 2020	$357	$106	$463
2021	1,444	471	1,915
2022	1,459	465	1,924
2023	1,464	430	1,894
2024	1,470	450	1,920
2025 through 2092	36,728	1,080	37,808
Total lease payments	$42,922	$3,002	$45,924
Less imputed interest	(20,640)	(355)	(20,995)
Total	$22,282	$2,647	$24,929
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

14. SUBSEQUENT EVENTS
2030 And 2032 Senior Unsecured Notes
On October 22, 2020, the operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 (the "2030 Notes") and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 (the "2032 Notes") in a private placement to certain institutional investors. The senior unsecured notes are governed by the previously disclosed Note Purchase Agreement dated August 4, 2020 (the "Note Purchase Agreement"), by and among the operating partnership as issuer, the Company, and the purchasers of the senior unsecured notes. The Company used the proceeds to repay outstanding amounts on its Revolver.
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2021. The senior unsecured notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The senior unsecured notes rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2029 Senior Unsecured Notes and 2031 Senior Unsecured Notes. The Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.

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
The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. One of the most significant factors is the ongoing and potential impact of the current outbreak of COVID-19 on the economy, the self storage industry and the broader financial markets, which may have a significant negative impact on the Company's financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the fourth quarter or thereafter. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 26, 2020 (the "Annual Report"), the risk factor set forth in this quarterly report under Item 1A below, and the Company's subsequent filings under the Exchange Act.
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report, and the other documents we file from time to time with the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

COVID-19
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. The outbreak of COVID-19 in many countries, including the United States, has adversely impacted economic activity. As cases of COVID-19 have continued to increase, most states and municipalities have reacted by instituting, extending or reinstating quarantines, mandating business and school closures, requiring restrictions on travel, "shelter-in-place" and/or "stay-at-home" orders, and imposing restrictions on the types of businesses that may continue to operate. These containment measures generally do not apply to businesses, like ours, which are designated as "essential," but may apply to certain of our tenants, employees, vendors, lenders and joint venture partners.
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
Due to the pandemic, we experienced a moderate slowdown in overall business activity during the three months ended June 30, 2020. However, we observed sustained improvement in our property operating results during the three months ended September 30, 2020. Specifically, our same store portfolio (as defined below) operations during the three months ended September 30, 2020 were affected as follows:
•Same store move-in volume increased approximately 11% during the three months ended September 30, 2020, compared to the three months ended September 30, 2019;
•Same store move-out volume decreased approximately 10% during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.
•Same store period-end occupancy was 91.9% as of September 30, 2020, an increase of approximately 260 basis points compared to September 30, 2019.
•Same store average occupancy was 91.1% for the three months ended September 30, 2020, an increase of approximately 100 basis points compared to the three months ended September 30, 2019.
Our October 2020 same store portfolio operations continued to benefit from higher move-in volume and lower move-out volume compared to the same period in 2019, resulting in same store period-end occupancy of 92.4% as of October 31, 2020, which was a 50 basis point increase compared to September 30, 2020 and an increase of approximately 420 basis points compared to October 31, 2019.
We continue to take proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:
•We resumed rental rate increases for in-place tenants at the vast majority of our stores during the third quarter of 2020;
•We continue to closely monitor our liquidity position. As of October 31, 2020, we had the capacity to borrow remaining Revolver commitments of approximately $500.0 million with less than $5 million of debt maturing through 2022;
•On October 22, 2020, we issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 in a private placement, as discussed further in Note 14 to Item 1;
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

The above discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. We are unable to predict the impact of the COVID-19 pandemic on our business for the balance of the fourth quarter of 2020 and thereafter. We will continue to monitor its effects and will adjust our operations as necessary. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows for the fourth quarter of 2020 and future periods. See "Risk Factors" under Item 1A.
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
Our PROs
The Company had nine PROs as of September 30, 2020: Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern and Moove In. As discussed in Note 1 in Item 1, on March 31, 2020, we closed on the merger and internalization of the management platform of SecurCare, which prior to the merger and internalization was our largest PRO. As part of the internalization, we offered and provided employment to most of SecurCare's employees, including its key persons, to continue managing SecurCare's managed portfolio under the brand SecurCare as members of our existing property management platform. As a result of the merger, we no longer pay any fees or reimbursements to SecurCare and distributions on the series of subordinated performance units related to SecurCare's managed portfolio were discontinued.
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
As of September 30, 2020, we owned a geographically diversified portfolio of 611 self storage properties, located in 29 states and Puerto Rico, comprising approximately 36.8 million rentable square feet, configured in approximately 293,000 storage units. Of these properties, 270 were acquired by us from our PROs, 340 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the nine months ended September 30, 2020, we acquired 44 self storage properties for $282.8 million, comprising approximately 2.3 million rentable square feet, configured in approximately 18,100 storage units. Of these acquisitions, five were acquired from our PROs and 39 were acquired from third-party sellers.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued

external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. In addition, we consider the 75% third-party interest in the Company's unconsolidated real estate ventures, which currently own 177 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $1.5 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth.
2018 Joint Venture
As of September 30, 2020, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.8 million rentable square feet, configured in approximately 63,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2020, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
During the nine months ended September 30, 2020, our 2016 Joint Venture acquired two self storage properties containing less than 0.1 million rentable square feet, configured in approximately 500 storage units and located in one state.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures. As of September 30, 2020, our property management platform managed and controlled 268 of our consolidated properties and 177 of our unconsolidated real estate venture properties.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 44 self storage properties during the nine months ended September 30, 2020 and 69 self storage properties during the year ended December 31, 2019. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of September 30, 2020, our same store portfolio consisted of 500 consolidated self storage properties.
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

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019
Net income was $21.4 million for the three months ended September 30, 2020, compared to $16.5 million for the three months ended September 30, 2019, an increase of $4.9 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from an additional 51 self storage properties acquired between October 1, 2019 and September 30, 2020 and earnings from the Company's unconsolidated real estate ventures partially offset by increases in depreciation and amortization and interest expense. For a description of NOI, see "Non-GAAP Financial Measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Rental revenue
Same store portfolio	$83,020	$83,320	$(300)
Non-same store portfolio	16,670	9,426	7,244
Total rental revenue	99,690	92,746	6,944
Other property-related revenue
Same store portfolio	3,210	2,910	300
Non-same store portfolio	673	307	366
Total other property-related revenue	3,883	3,217	666
Property operating expenses
Same store portfolio	25,704	25,808	(104)
Non-same store portfolio	5,842	3,180	2,662
Total property operating expenses	31,546	28,988	2,558
Net operating income
Same store portfolio	60,526	60,422	104
Non-same store portfolio	11,501	6,553	4,948
Total net operating income	72,027	66,975	5,052
Management fees and other revenue	5,901	5,374	527
General and administrative expenses	(10,818)	(11,271)	453
Depreciation and amortization	(28,933)	(27,598)	(1,335)
Other	(479)	(768)	289
Other (expense) income
Interest expense	(15,262)	(14,432)	(830)
Equity in earnings (losses) of unconsolidated real estate ventures	37	(1,214)	1,251
Acquisition costs	(596)	(321)	(275)
Non-operating expense	(120)	(8)	(112)
Other expense	(15,941)	(15,975)	34
Income before income taxes	21,757	16,737	5,020
Income tax expense	(346)	(223)	(123)
Net income	21,411	16,514	4,897
Net income attributable to noncontrolling interests	(7,924)	(25,374)	17,450
Net income (loss) attributable to National Storage Affiliates Trust	13,487	(8,860)	22,347
Distributions to preferred shareholders	(3,275)	(3,272)	(3)
Net income (loss) attributable to common shareholders	$10,212	$(12,132)	$22,344

Total Revenue
Our total revenue increased by $8.1 million, or 8.0%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase was primarily attributable to incremental revenue from 51 self storage properties acquired between October 1, 2019 and September 30, 2020 and an increase in total portfolio average occupancy from 89.6% for the three months ended September 30, 2019 to 90.4% for the three months ended September 30, 2020. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $6.9 million, or 7.5%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. The increase in rental revenue was due to a $7.2 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $6.2 million from 47 self storage properties acquired between October 1, 2019 and June 30, 2020, and $0.2 million from four self storage properties acquired during the three months ended September 30, 2020. Same store portfolio rental revenues decreased $0.3 million, or 0.4%, due to a 1.4% decrease, from $12.19 to $12.02, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by decreased contractual lease rates for new tenants partially offset by an increase in average occupancy from 90.1% for the three months ended September 30, 2019 to 91.1% for the three months ended September 30, 2020.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $0.7 million, or 20.7%, for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019. This increase primarily resulted from a $0.4 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.3 million from 47 self storage properties acquired between October 1, 2019 and June 30, 2020.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $5.9 million for the three months ended September 30, 2020, compared to $5.4 million for the three months ended September 30, 2019, an increase of $0.5 million. This increase was primarily attributable to increases in tenant insurance fees and dividends from an investment in a tenant reinsurance company.
Property Operating Expenses
Property operating expenses were $31.5 million for the three months ended September 30, 2020 compared to $29.0 million for the three months ended September 30, 2019, an increase of $2.6 million, or 8.8%. The increase in property operating expenses primarily resulted from a $2.7 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $2.4 million from 47 self storage properties acquired between October 1, 2019 and June 30, 2020, and $0.1 million from four self storage properties acquired during the three months ended September 30, 2020.
General and Administrative Expenses
General and administrative expenses decreased $0.5 million, or 4.0%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. This decrease was attributable to decreases in supervisory and administrative fees charged by our PROs primarily as a result of the merger and internalization of the management platform of SecurCare on March 31, 2020, as discussed in Note 1 in Item 1.
Depreciation and Amortization
Depreciation and amortization increased $1.3 million, or 4.8%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. This increase was primarily attributable to incremental depreciation expense related to the 51 self storage properties we acquired between October 1, 2019 and September 30, 2020, partially offset by a decrease in amortization of customer in-place leases from $3.3 million for the three months ended September 30, 2019 to $1.7 million for the three months ended September 30, 2020.

Interest Expense
Interest expense increased $0.8 million, or 5.8%, for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The increase in interest expense was primarily attributable to additional borrowings consisting of the issuance of $150.0 million senior unsecured notes in a private placement in August 2019 and higher outstanding borrowings under the Revolver during three months ended September 30, 2020.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Ventures
Equity in earnings (losses) of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended September 30, 2020, we recorded less than $0.1 million of equity in earnings from our unconsolidated real estate ventures compared to $1.2 million of losses for the three months ended September 30, 2019. This was primarily the result of incremental losses from our 2018 Joint Venture during the three months ended September 30, 2019 driven by real estate depreciation and amortization of customer in-place leases following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $7.9 million for the three months ended September 30, 2020, compared to $25.4 million for the three months ended September 30, 2019.
Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019
Net income was $55.0 million for the nine months ended September 30, 2020, compared to $47.2 million for the nine months ended September 30, 2019, an increase of $7.8 million. The increase was primarily due to an increase in NOI resulting from an additional 51 self storage properties acquired between October 1, 2019 and September 30, 2020 and same store NOI growth partially offset by increases in depreciation and amortization, interest expense and a decrease in gains from the sale of self storage properties.
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Rental revenue
Same store portfolio	$244,770	$243,696	$1,074
Non-same store portfolio	45,624	19,080	26,544
Total rental revenue	290,394	262,776	27,618
Other property-related revenue
Same store portfolio	8,977	8,511	466
Non-same store portfolio	1,695	658	1,037
Total other property-related revenue	10,672	9,169	1,503
Property operating expenses
Same store portfolio	76,222	76,079	143
Non-same store portfolio	16,173	6,556	9,617
Total property operating expenses	92,395	82,635	9,760
Net operating income
Same store portfolio	177,525	176,128	1,397
Non-same store portfolio	31,146	13,182	17,964

	Nine Months Ended September 30,
	2020	2019	Change
Total net operating income	208,671	189,310	19,361
Management fees and other revenue	17,047	15,383	1,664
General and administrative expenses	(32,241)	(32,464)	223
Depreciation and amortization	(87,347)	(77,776)	(9,571)
Other	(1,330)	(1,511)	181
Other (expense) income
Interest expense	(46,403)	(41,590)	(4,813)
Equity in losses of unconsolidated real estate ventures	(251)	(4,962)	4,711
Acquisition costs	(1,681)	(783)	(898)
Non-operating expense	(629)	(275)	(354)
Gain (loss) on sale of self storage properties	—	2,814	(2,814)
Other expense	(48,964)	(44,796)	(4,168)
Income before income taxes	55,836	48,146	7,690
Income tax expense	(875)	(959)	84
Net income	54,961	47,187	7,774
Net income attributable to noncontrolling interests	(24,404)	(56,292)	31,888
Net income (loss) attributable to National Storage Affiliates Trust	30,557	(9,105)	39,662
Distributions to preferred shareholders	(9,822)	(9,117)	(705)
Net income (loss) attributable to common shareholders	$20,735	$(18,222)	$38,957
Total Revenue
Our total revenue increased by $30.8 million, or 10.7%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase was primarily attributable to incremental revenue from 51 self storage properties acquired between October 1, 2019 and September 30, 2020 partially offset by a decrease in total portfolio average occupancy from 88.6% for the nine months ended September 30, 2019 to 88.3% for the nine months ended September 30, 2020.
Rental Revenue
Rental revenue increased by $27.6 million, or 10.5%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. The increase in rental revenue was due to a $26.5 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $2.3 million from seven self storage properties acquired between October 1, 2019 and December 31, 2019, and $13.4 million from 44 self storage properties acquired during the nine months ended September 30, 2020. Same store portfolio rental revenues increased $1.1 million, or 0.4%, due to a 0.3% increase, from $12.06 to $12.10, in average annualized rental revenue per occupied square foot, driven primarily by increased contractual lease rates for in-place tenants partially offset by a decrease in average occupancy from 88.9% for the nine months ended September 30, 2019 to 88.8% for the nine months ended September 30, 2020.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $1.5 million, or 16.4%, for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019. This increase primarily resulted from a $1.0 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.1 million from seven self storage properties acquired between October 1, 2019 and December 31, 2019, and $0.6 million from 44 self storage properties acquired during the nine months ended September 30, 2020.

Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $17.0 million for the nine months ended September 30, 2020, compared to $15.4 million for the nine months ended September 30, 2019, an increase of $1.7 million. This increase was primarily attributable to incremental tenant insurance fees and dividends from an investment in a tenant reinsurance company made during the three months ended June 30, 2019.
Property Operating Expenses
Property operating expenses were $92.4 million for the nine months ended September 30, 2020 compared to $82.6 million for the nine months ended September 30, 2019, an increase of $9.8 million, or 11.8%. The increase in property operating expenses primarily resulted from a $9.6 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $1.0 million from seven self storage properties acquired between October 1, 2019 and December 31, 2019, and $5.4 million from 44 self storage properties acquired during the nine months ended September 30, 2020.
General and Administrative Expenses
General and administrative expenses decreased $0.2 million, or 0.7%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This decrease was primarily attributable to decreases in supervisory and administrative fees charged by our PROs primarily as a result of the merger and internalization of the management platform of SecurCare on March 31, 2020, as discussed in Note 1 in Item 1.
Depreciation and Amortization
Depreciation and amortization increased $9.6 million, or 12.3%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. This increase was primarily attributable to incremental depreciation expense related to the 51 self storage properties we acquired between October 1, 2019 and September 30, 2020, partially offset by a decrease in amortization of customer in-place leases from $8.6 million for the nine months ended September 30, 2019 to $7.0 million for the nine months ended September 30, 2020.
Interest Expense
Interest expense increased $4.8 million, or 11.6%, for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase in interest expense was primarily attributable to additional borrowings consisting of $155.0 million of additional term loan borrowings under the Company's credit facility in July 2019, $100.0 million of borrowings under the 2029 Term Loan Facility in April 2019, the issuance of the $150.0 million senior unsecured notes in a private placement in August 2019 and higher outstanding borrowings under the Revolver.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Ventures
Equity in earnings (losses) of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the nine months ended September 30, 2020, we recorded $0.3 million of equity in losses from our unconsolidated real estate ventures compared to $5.0 million of losses for the nine months ended September 30, 2019. This was primarily the result of incremental losses from our 2018 Joint Venture during the nine months ended September 30, 2019 driven by real estate depreciation and amortization of customer in-place leases following the acquisition of the Initial 2018 Joint Venture portfolio in September 2018.
Gain On Sale of Self Storage Properties
Gain on sale of self storage properties was $2.8 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, we sold one self storage property to an unrelated third party for gross proceeds of $6.5 million.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.

Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $24.4 million for the nine months ended September 30, 2020, compared to $56.3 million for the nine months ended September 30, 2019.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$21,411	$16,514	$54,961	$47,187
Add (subtract):
Real estate depreciation and amortization	28,564	27,279	86,283	76,816
Company's share of unconsolidated real estate venture real estate depreciation and amortization	3,830	5,197	11,428	16,126
Gain on sale of self storage properties	—	—	—	(2,814)
Mark-to-market changes in value on equity securities	—	—	142	—
Company's share of unconsolidated real estate venture loss on sale of properties	—	—	—	202
Distributions to preferred shareholders and unitholders	(3,513)	(3,515)	(10,541)	(9,729)
FFO attributable to subordinated performance unitholders(1)	(6,852)	(9,100)	(21,546)	(24,855)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	43,440	36,375	120,727	102,933
Add:
Acquisition costs	596	321	1,681	783
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$44,036	$36,696	$122,408	$103,716

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	68,887	59,278	65,643	57,835
Weighted average restricted common shares outstanding	32	27	30	29
Weighted average OP units outstanding	29,559	30,483	29,994	30,217
Weighted average DownREIT OP unit equivalents outstanding	1,925	1,848	1,900	1,848
Weighted average LTIP units outstanding	513	535	555	605
Total weighted average shares and units outstanding - FFO and Core FFO	100,916	92,171	98,122	90,534

FFO per share and unit	$0.43	$0.39	$1.23	$1.14
Core FFO per share and unit	$0.44	$0.40	$1.25	$1.15

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Earnings (loss) per share - diluted	$0.15	$(0.20)	$0.32	$(0.32)
Impact of the difference in weighted average number of shares(1)	(0.05)	0.07	(0.10)	0.11
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.08	0.26	0.23	0.62
Add real estate depreciation and amortization	0.28	0.30	0.88	0.85
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.04	0.06	0.12	0.18
Subtract gain on sale of self storage properties	—	—	—	(0.03)
FFO attributable to subordinated performance unitholders	(0.07)	(0.10)	(0.22)	(0.27)
FFO per share and unit	0.43	0.39	1.23	1.14
Add acquisition costs	0.01	0.01	0.02	0.01
Core FFO per share and unit	$0.44	$0.40	$1.25	$1.15

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
The following table presents a reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$21,411	$16,514	$54,961	$47,187
(Subtract) Add:
Management fees and other revenue	(5,901)	(5,374)	(17,047)	(15,383)
General and administrative expenses	10,818	11,271	32,241	32,464
Other	479	768	1,330	1,511
Depreciation and amortization	28,933	27,598	87,347	77,776
Interest expense	15,262	14,432	46,403	41,590
Equity in (earnings) losses of unconsolidated real estate ventures	(37)	1,214	251	4,962
Acquisition costs	596	321	1,681	783
Income tax expense	346	223	875	959
Gain on sale of self storage properties	—	—	—	(2,814)
Non-operating expense	120	8	629	275
Net Operating Income	$72,027	$66,975	$208,671	$189,310
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$21,411	$16,514	$54,961	$47,187
Add:
Depreciation and amortization	28,933	27,598	87,347	77,776
Company's share of unconsolidated real estate venture depreciation and amortization	3,830	5,197	11,428	16,126
Interest expense	15,262	14,432	46,403	41,590
Income tax expense	346	223	875	959
EBITDA	69,782	63,964	201,014	183,638
Add:
Acquisition costs	596	321	1,681	783
Gain on sale of self storage properties	—	—	—	(2,814)
Company's share of unconsolidated real estate venture loss on sale of properties	—	—	—	202
Equity-based compensation expense	1,183	1,153	3,108	3,373
Adjusted EBITDA	$71,561	$65,438	$205,803	$185,182

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
Cash Flows
At September 30, 2020, we had $16.8 million in cash and cash equivalents and $4.5 million of restricted cash, a decrease in cash and cash equivalents of $3.8 million and an increase in restricted cash of $0.8 million from December 31, 2019. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $167.6 million for the nine months ended September 30, 2020 compared to $150.1 million for the nine months ended September 30, 2019, an increase of $17.5 million. Our operating cash flow increased primarily due to the seven self storage properties that were acquired between October 1, 2019 and December 31, 2019 that generated cash flow for the entire nine months ended September 30, 2020, and an additional 44 self storage properties acquired during the nine months ended September 30, 2020. Because these 51 self storage properties were acquired after September 30, 2019, our operating results for the nine months ended September 30, 2019 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for interest expense.
Investing Activities
Cash used in investing activities was $268.5 million for the nine months ended September 30, 2020 compared to $364.4 million for the nine months ended September 30, 2019. The primary uses of cash for the nine months ended September 30, 2020 were for our acquisition of 44 self storage properties for cash consideration of $259.0 million, capital expenditures of $13.0 million, investments in our 2016 Joint Venture of $3.1 million, expenditures for corporate furniture, equipment and other of $0.4 million and deposits for potential acquisitions of $0.6 million partially offset by $7.6 million of proceeds from the sale of equity securities. The primary uses of cash for the nine months ended September 30, 2019 were for our acquisition of 62 self storage properties for cash consideration of $342.2 million, capital expenditures of $15.9 million, acquisition of the interest in a reinsurance company and related cash flows of $6.6 million and capital expenditures of corporate furniture and equipment of $7.0 million, partially offset by $6.3 million of net proceeds from the sale of a self storage property and distributions received from our 2016 Joint Venture of $1.0 million.
Capital expenditures totaled $13.0 million and $15.9 million during the nine months ended September 30, 2020 and 2019, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Recurring capital expenditures	$4,926	$6,773
Value enhancing capital expenditures	3,083	3,386
Acquisitions capital expenditures	4,951	6,547
Total capital expenditures	12,960	16,706
Change in accrued capital spending	58	(780)
Capital expenditures per statement of cash flows	$13,018	$15,926

Financing Activities
Cash provided by our financing activities was $97.8 million for the nine months ended September 30, 2020 compared to $248.1 million for the nine months ended September 30, 2019. Our sources of financing cash flows for the nine months ended September 30, 2020 primarily consisted of $415.5 million of borrowings under our Revolver and $22.0 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the nine months ended September 30, 2020 were for principal payments on existing debt of $208.6 million (which included $169.0 million of principal repayments under the Revolver and $39.6 million of fixed rate mortgage principal payments), distributions to noncontrolling interests of $54.3 million, payments of dividends to common shareholders of $65.9 million and distributions to preferred shareholders of $9.8 million. Our sources of financing cash flows for the nine months ended September 30, 2019 primarily consisted of $572.0 million of borrowings under our credit facility, $100.0 million of borrowings under our 2029 Term Loan Facility, $150.0 million of borrowings under our 2029 and 2031 senior unsecured notes, $70.6 million of proceeds from the issuance of common shares and $43.6 million of proceeds from the issuance of Series A preferred shares. Our primary uses of financing cash flows for the nine months ended September 30, 2019 were for principal payments on existing debt of $560.3 million (which included $556.5 million of principal repayments under the Revolver and $3.8 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $55.8 million, distributions to common shareholders of $55.0 million and distributions to preferred shareholders of $9.1 million.
Credit Facility and Term Loan Facilities
As of September 30, 2020, our credit facility provided for total borrowings of $1.275 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $500.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C and (v) a $175.0 million Term Loan D. The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025 and the Term Loan D matures in July 2026. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity. As of September 30, 2020, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion. As of September 30, 2020, we would have had the capacity to borrow remaining Revolver commitments of $247.8 million while remaining in compliance with the credit facility's financial covenants.
We have a 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of September 30, 2020 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.

We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of September 30, 2020 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of September 30, 2020 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
2029 And 2031 Senior Unsecured Notes
On August 30, 2019, our operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 in a private placement to certain institutional accredited investors.
2030 And 2032 Senior Unsecured Notes
As discussed in Note 14 in Item 1, on October 22, 2020, our operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 in a private placement to certain institutional accredited investors.
Equity Transactions
Issuance of Common Shares and Series A Preferred Shares
As discussed in Note 3 in Item 1, on March 31, 2020, we closed on the mergers of SecurCare and DLAN with and into wholly-owned subsidiaries of the Company. In connection with the mergers, we issued 8,105,192 common shares to the former owners of SecurCare and DLAN.
During the nine months ended September 30, 2020, we sold 693,915 of our common shares through at the market offerings. The common shares were sold at an average offering price of $32.92 per share, resulting in net proceeds to us of approximately $22.0 million after deducting compensation payable by us to the agents and offering expenses.
During the nine months ended September 30, 2020, we completed an underwritten public offering of 4,500,000 common shares under forward sale agreements at a public offering price of $33.15 per share. Subsequent to September 30, 2020, the underwriters exercised a portion of their option to purchase an additional 400,000 of our common shares for a total offering of 4,900,000 common shares that we expect to result in net proceeds of approximately $160 million assuming settlement of the forward sale agreements by us within six months of the offering date via the issuance, sale and physical delivery of the common shares in exchange for cash proceeds.
During the nine months ended September 30, 2020, after receiving notices of redemption from certain OP unitholders, we elected to issue 704,335 common shares to such holders in exchange for 704,335 OP units in satisfaction of the operating partnership's redemption obligations.
During the nine months ended September 30, 2020, after receiving notices of redemption from certain Series A-1 preferred unitholders, we elected to issue 5,600 Series A preferred shares to such holders in exchange for 5,600 Series A-1 preferred units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 44 properties acquired during the nine months ended September 30, 2020, we issued $16.5 million of OP equity (consisting of 378,239 OP units, 28,892 LTIP units and 90,728 subordinated performance units). In addition, we issued 28,894 LTIP units to consultants that will vest upon the completion of expansion projects.
As discussed in Note 3 in Item 1, during the nine months ended September 30, 2020, the Company issued 445,701 OP units issued upon the conversion of 332,738 subordinated performance units and 214,512 OP units upon the conversion of an equivalent number of LTIP units.

Dividends and Distributions
On August 20, 2020 our board of trustees declared a cash dividend and distribution, respectively, of $0.34 per common share and OP unit to shareholders and OP unitholders of record as of September 15, 2020. On August 20, 2020, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 Preferred Unit to shareholders and unitholders of record as of September 15, 2020. On September 15, 2020, our board of trustees declared cash distributions of $6.9 million, in aggregate, to subordinated performance unitholders of record as of September 15, 2020. Such dividends and distributions were paid on September 30, 2020.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of September 30, 2020, our operating partnership had an aggregate of $1,737.4 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.

Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of September 30, 2020, an aggregate of $120.4 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of September 30, 2020, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of September 30, 2020, we had $246.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $2.5 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The potential impact and duration of COVID-19 or another pandemic could have significant repercussions across the economy and financial markets, and could trigger a period of economic slowdown or recessions. The outbreak of COVID-19 in many countries continues to adversely impact economic activity and has contributed to significant volatility and negative pressure in financial markets. As cases of the virus have continued to increase around the world, many countries, including the United States, have reacted by instituting, extending, or reinstating among other things, quarantines and restrictions on travel.
Most states and municipalities, including where we have our headquarters (Colorado) and in regions of the United States where our properties and tenants are located, have also reacted by instituting, extending or reinstating quarantines, mandating business and school closures, requiring restrictions on travel, "shelter in place" or "stay-at-home" orders, and imposing restrictions on the types of business that may continue to operate. Although many of these jurisdictions, including Colorado, have gradually relaxed a number of these restrictions, many of these restrictions are being re-instituted or are still in place in regions where our properties and tenants are located.
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
During the three months ended September 30, 2020, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 293,083 common shares to satisfy redemption requests from certain limited partners.
On August 28, 2020, the operating partnership issued 19,321 subordinated performance units to affiliates of Moove In, as partial consideration for the acquisition of a self storage property.

On September 16, 2020, the operating partnership issued 21,847 OP Units and 26,546 subordinated performance units to affiliates of Moove In, as partial consideration for the acquisition of a self storage property.
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
As of November 5, 2020, other than those OP units held by the Company, after reflecting the transactions described herein, 32,117,572 OP units of its operating partnership were outstanding (including 765,840 outstanding LTIP units in the operating partnership and 1,924,918 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions) and 13,107,855 subordinated performance units (including 4,337,111 subordinated performance units in certain subsidiaries of the operating partnership ("DownREIT subordinated performance units").
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
Date: November 6, 2020