Form 10-K
period 2020-12-31
National Storage Affiliates Trust
filed 2021-02-26
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
"accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $2.0 billion as of June 30, 2020. As of February 25, 2021, 71,359,211 common shares of beneficial interest, $0.01 par value per share, were outstanding.

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
The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. One of the most significant factors is the ongoing and potential impact of the current outbreak of COVID-19 on the economy, the self storage industry and the broader financial markets, which may have a significant negative impact on the Company's financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic. The current outbreak of COVID-19 has also impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described under Item 1A below, and the Company's subsequent filings under the Exchange Act.
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
•the internalization of retiring participating regional operators ("PROs") into the Company;
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
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2020, we held ownership interests in and operated a geographically diversified portfolio of 821 self storage properties, located in 36 states and Puerto Rico, comprising approximately 52.0 million rentable square feet, configured in approximately 413,000 storage units. According to the 2021 Self-Storage Almanac, we are the sixth largest owner and operator of self storage properties in the United States based on number of properties, self storage units, and rentable square footage. We completed our initial public offering in 2015 and our common shares of beneficial interest, $0.01 par value per share ("common shares") are listed on the New York Stock Exchange under the symbol "NSA."

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
On March 31, 2020, we closed on the merger and internalization of the management platform of SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), which prior to the merger and internalization was our largest PRO. As a result of the merger, we no longer pay any fees or reimbursements to SecurCare and distributions on the series of subordinated performance units related to SecurCare's managed portfolio were discontinued. Prior to the merger and internalization, SecurCare provided property management services to 217 of our properties located in California, Colorado, Florida, Georgia, Indiana, Kentucky, Louisiana, Mississippi, North Carolina, Ohio, Oklahoma, South Carolina and Texas. As part of the internalization, we offered and provided employment to most of SecurCare's employees, including its president and chief executive officer, David Cramer, and its other key persons, to manage SecurCare's portfolio of properties as members of our existing property management platform. Effective March 31, 2020, Mr. Cramer replaced Steven B. Treadwell as our chief operating officer and executive vice president.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures under our iStorage and SecurCare brands. As of December 31, 2020, our property management platform managed and controlled 282 of our consolidated properties and 177 of our unconsolidated real estate venture properties.

We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Our PROs
The Company had ten PROs as of December 31, 2020: Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage ("Moove In") and Blue Sky Self Storage, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
To capitalize on their recognized and established local brands, our PROs continue to function as property managers for their managed portfolios under their existing brands (which include various brands in addition to those discussed below). Over the long-run, we may seek to internalize our PROs and brand or co-brand each location as part of NSA.
•Northwest, which is headquartered in Portland, Oregon, is our PRO responsible for covering the northwest region. Northwest provided property management services to 84 of our properties located in Idaho, Oregon and Washington as of December 31, 2020. Northwest is led by Kevin Howard, a former member of our board of trustees, who founded Northwest over 30 years ago and is recognized in the industry for his successful track record as a self storage specialist in the areas of design and development, operations and property management, consultation, and brokerage.
•Optivest, which is based in Dana Point, California, is one of our PROs responsible for covering portions of the northeast and southwest regions. Optivest managed 69 of our properties located in Arizona, California, Massachusetts, Nevada, New Hampshire, New Mexico and Texas as of December 31, 2020. Optivest is run by its co-founder, Warren Allan, who has more than 25 years of financial and operational management experience in the self storage industry and is recognized as a self storage acquisition and development specialist.
•Guardian, which is based in Irvine, California, is one of our PROs responsible for covering portions of the southern California and southwest regions. Guardian managed 55 of our properties located in California, Arizona and Nevada as of December 31, 2020. Guardian is led by John Minar, who has nearly 40 years of self storage acquisition, rehabilitation, ownership, operations and development experience.
•Move It, which is based in Dallas, Texas, is one of our PROs responsible for covering portions of the Texas and southeast markets. Move It managed 45 of our properties located in Alabama, Florida, Louisiana, Mississippi, Tennessee and Texas as of December 31, 2020. Move It is led by its founder, Tracy Taylor, who has more than 40 years of experience in self storage development, acquisition and management, and is currently on the board of directors for the Large Owners Council of the Self Storage Association and is a former Chairman of the Self Storage Association.
•Storage Solutions, which is based in Chandler, Arizona, is our PRO responsible for covering portions of the Arizona and Nevada markets. Storage Solutions managed 10 of our properties in Arizona and Nevada as of December 31, 2020. Storage Solutions is led by its founder, Bill Bohannan, who is one of the largest operators in Phoenix and has more than 35 years of self storage acquisition, development and management experience. Mr. Bohannan is recognized in the industry as a self storage acquisition, development and management specialist.
•Hide-Away, which is based in Sarasota, Florida, is our PRO responsible for covering the western Florida market. Hide-Away managed 22 of our properties in western Florida as of December 31, 2020. Hide-Away is led by its founder, Steve Wilson, one of the early developers of the self storage business, who served for more than 35 years as the President of Hide-Away and its related entities, and is a former Chairman of the Self Storage Association.

•Personal Mini, which is based in Orlando, Florida, is our PRO responsible for covering portions of the central Florida market. Personal Mini managed eight of our properties in central Florida as of December 31, 2020. Personal Mini is led by Marc Smith, a self storage investor who has been involved in all facets of the self storage business. Mr. Smith is a past Chairman of the Self Storage Association, and also previously served as president of the Southeast Region of the Self Storage Association.
•Southern, which is based in Palm Beach Gardens, Florida, is one of our PROs responsible for covering portions of Arizona and the southeast region, including New Orleans, the Florida Panhandle, southern Georgia, and Puerto Rico. Southern managed 32 of our properties in Arizona, Louisiana, the Florida Panhandle, southern Georgia, and Puerto Rico as of December 31, 2020. Southern is led by Bob McIntosh and Peter Cowie, who are active real estate operators with more than 30 years of self storage experience.
•Moove In, which is based in York, Pennsylvania, is our PRO responsible for covering portions of the northeast region, including portions of Pennsylvania, Massachusetts, and New Jersey. Moove In managed 16 of our properties in Connecticut, Pennsylvania, Maryland, Massachusetts, and New Jersey as of December 31, 2020. Moove In is led by John Gilliland, a past Chairman of the Self Storage Association.
•Blue Sky, which is a strategic partnership between Argus Professional Storage Management and GYS Development LLC and is based in the mountain west, is our PRO responsible for covering portions of Kansas, Georgia and Texas. Blue Sky managed four of our properties in Kansas and Texas as of December 31, 2020. Blue Sky is led by Lee Fredrick, Ben Vestal and Michael Perry, who have extensive experience in acquisition, development and management of self storage properties.
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
Our Consolidated Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. As of December 31, 2020, we owned a geographically diversified portfolio of 644 self storage properties, located in 33 states and Puerto Rico, comprising approximately 39.3 million rentable square feet, configured in approximately 309,000 storage units. Of these properties, 276 were acquired by us from our PROs, 367 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8). A complete listing of, and additional information about, our self storage properties is included in Item 2 of this report.
During the year ended December 31, 2020, we acquired 77 consolidated self storage properties, of which 11 were acquired by us from our PROs and 66 were acquired by us from third-party sellers. The following is a summary of our 2020 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
2020 Acquisitions:
Texas	44	18,790	2,566,225	$306,978
Colorado	5	1,690	224,820	24,746
Florida	3	2,166	256,365	35,702
Oklahoma	3	1,508	222,570	14,193
Georgia	2	764	109,125	8,698
Idaho	2	595	91,962	7,487
Kansas	2	299	102,961	4,941
Oregon	2	709	92,300	13,492
Pennsylvania	2	1,671	198,630	19,187
Washington	2	903	139,290	15,731
Other(1)	10	5,781	742,618	92,177
Total	77	34,876	4,746,866	$543,332

(1) Self storage properties in other states acquired during the year ended December 31, 2020 include Arizona, Connecticut, Maryland, Massachusetts, Minnesota, Missouri, New Jersey, New York, North Carolina, and Tennessee.

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

2018 Joint Venture
As of December 31, 2020, our 2018 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated 103 self storage properties containing approximately 7.8 million rentable square feet, configured in over 64,000 storage units and located across 17 states. During the year ended December 31, 2020, our 2018 Joint Venture acquired one self storage property containing less than 0.1 million rentable square feet, configured in approximately 600 storage units, which was combined and is being operated together with one of the 2018 Joint Venture's existing properties.
2016 Joint Venture
As of December 31, 2020, our 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states. During the year ended December 31, 2020, our 2016 Joint Venture acquired two self storage properties containing less than 0.1 million rentable square feet, configured in approximately 500 storage units and located in one state.
Our Competitive Strengths
We believe our unique PRO structure combined with our property management platform allows us to differentiate ourselves from other self storage operators, and the following competitive strengths enable us to effectively compete against our industry peers:
High Quality Properties in Key Growth Markets.    We held ownership interests in and operated a geographically diversified portfolio of 821 self storage properties, located in 36 states and Puerto Rico, comprising approximately 52.0 million rentable square feet, configured in approximately 413,000 storage units as of December 31, 2020. Over 75% of our consolidated portfolio is located in the top 100 MSAs, based on our 2020 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
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
Acquire Built-in Captive Pipeline of Target Properties from Existing PROs.    We have an attractive, high quality potential acquisition pipeline (our "captive pipeline") of over 170 self storage properties valued at approximately $1.8 billion that will continue to drive our future growth. We consider a property to be in our captive pipeline if it (i) is under a management service agreement with one of our PROs, (ii) meets our property quality criteria, and (iii) is either required to be offered to us under the applicable facilities portfolio management agreement or a PRO has a reasonable basis to believe that the controlling owner of the property intends to sell the property in the next seven years.
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
Strategic Joint Venture Arrangements.    We intend to continue to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. We intend to leverage our property management platform to provide property and asset management services for future strategic joint ventures, generating additional operating profits and third party fee income. In addition, we consider the 75% third-party interest in our unconsolidated real estate ventures, which currently own 177 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $1.5 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth.
Our Financing Strategy
We expect to maintain a flexible approach in financing new property acquisitions. In general, we expect to fund our property acquisitions through a combination of borrowings under bank credit facilities (including term loans and revolving facilities), property-level debt, issuances of OP equity and public and private equity and debt issuances.
As of December 31, 2020, our unsecured credit facility provided for total borrowings of $1.275 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $500.0 million, under which we may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), and (v) a $175.0 million tranche D term loan facility (the "Term Loan D"). As of December 31, 2020, we had the entire amounts drawn on Term Loan A, Term Loan B, Term Loan C and Term Loan D and we had $174.0 million of outstanding borrowings under the Revolver, and the capacity to borrow an additional $320.3 million under the Revolver while remaining in compliance with the credit facility's financial covenants. As of December 31, 2020, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
We have a credit agreement with a syndicated group of lenders for a term loan facility that matures in June 2023 (the "2023 Term Loan Facility") and is separate from the credit facility in an aggregate amount of $175.0 million. As of December 31, 2020 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a credit agreement with a lender for a term loan facility that matures in December 2028 (the "2028 Term Loan Facility") and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of December 31, 2020 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a credit agreement with a lender for a term loan facility that matures in April 2029 (the "2029 Term Loan Facility") and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2020 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
The credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, and 2029 Term Loan Facility each contain the same financial covenants and customary affirmative and negative covenants that, among other things, could limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.

On August 30, 2019, our operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 (the "2029 Notes") and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 (the "2031 Notes") in a private placement to certain institutional investors.
On October 22, 2020, our operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 (the "2030 Notes") and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 (the "2032 Notes" and together with the 2029 Notes, 2030 Notes and 2031 Notes, the "Senior Unsecured Notes") in a private placement to certain institutional investors.
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
Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. The ADA or these other laws may also apply to our website. For additional information on the ADA, see "Item 1A. Risk Factors—Risks Related to Our Business—Costs associated with complying with the ADA may result in unanticipated expenses."
Insurance activities are subject to state insurance laws and regulations as determined by the particular insurance commissioner for each state in accordance with the McCarran-Ferguson Act, as well as subject to the Gramm-Leach-Bliley Act and the privacy regulations promulgated by the Federal Trade Commission pursuant thereto.
Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. The Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") and comparable state laws typically impose strict joint and several liabilities without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances or materials. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third-parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. Certain environmental laws also impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property. Moreover, the past or present owner or operator of a property from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases. Certain environmental laws impose compliance obligations on owners and operators of real property with respect to the management of hazardous materials and other regulated substances. For example, environmental laws govern the management of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. In connection with the ownership, operation and management of our current or past properties and any properties that we may acquire and/or manage in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we conduct an environmental assessment of each property prior to acquisition and manage our properties in accordance with environmental laws while we own or operate them. We have engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of all of our properties prior to acquisition and are not aware of any environmental issues that are expected to materially impact the operations of any property. For additional information on environmental matters and regulation, see "Item 1A. Risk Factors—Risks Related to Our Business—Environmental compliance costs and liabilities associated with operating our properties may affect our results of operations."
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
We also may compete with numerous other potential buyers when pursuing a possible property for acquisition, which can increase the potential cost of a project. These competing bidders also may possess greater resources, or have a lower cost of capital, than us and therefore be in a better position to acquire a property. However, our use of OP units and subordinated performance units as transactional currency allows us to structure our acquisitions in tax-deferred transactions. As a result, potential targets who are tax-sensitive might favor us as a suitor.
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
Human Capital
We seek to foster a diverse and inclusive work environment that values each individual team member’s talents and contributions, while channeling those efforts toward our common core values of integrity, accountability, humility and compassion. Our success relies on the the general professionalism of our and our PRO's site managers and staff which are contributing factors to a site's ability to successfully secure rentals, retain tenants and maintain clean and secure self storage properties. We seek to increase employee retention and well-being and our team members enjoy a robust benefit package that includes medical, dental, vision, life insurance, 401K with matching employer contribution and a performance-based bonus incentive plan. We also seek to promote diversity among our employees and management team. As of December 31, 2020, approximately 58% of our employees were women and 33% of our senior management team (Director level and above) were women, including Tamara Fischer, our President, Chief Executive Officer and member of our Board of Trustees.

As of December 31, 2020, we had 924 employees, which includes employees of our property management platform but does not include persons employed by our PROs. As of December 31, 2020, our PROs, collectively, had approximately 760 full-time and part-time employees involved in management, operations, and reporting with respect to our self storage property portfolio.
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
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in our markets in California, Texas, Florida, Oregon, Georgia, Arizona and North Carolina, which accounted for approximately 20%, 13%, 11%, 10%, 6%, 6% and 5%, respectively, of our total rental and other property-related revenues for the year ended December 31, 2020, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represented a significant concentration of our 2020 revenues. However, our property portfolio, consists solely of self storage properties and is therefore subject to risks inherent in investments in a single industry. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:
•business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics;
•periods of economic slowdown or recession, declining demand for self storage generally or in a particular area or the public perception that any of these events may occur;
•local or regional real estate market conditions, such as competing properties or products, the oversupply of self storage, or vacancies or changes in self storage space market rents;
•perceptions by prospective tenants of the safety, convenience and attractiveness of our properties and the neighborhoods in which they are located; and
•other events affecting or shifting consumer discretionary spending.
Any of the above events may reduce our rental revenues, impair our operating results, and reduce our ability to satisfy our debt service obligations and make cash distributions to our shareholders, and the effect of the foregoing may be greater than it would be were our investments not limited to a single industry.

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
Our ability to acquire properties on favorable terms and successfully integrate and operate them, including integrating them into our financial and operational reporting infrastructure in a timely manner, may be constrained by the following significant risks:
•we face competition from national, regional and local owners, operators and developers of self storage properties, which may result in higher property acquisition prices and reduced yields;
•we may not be able to achieve satisfactory completion of due diligence investigations and other customary closing conditions;
•we may fail to finance an acquisition on favorable terms or at all;
•we may spend more time and incur more costs than budgeted to make necessary improvements or renovations to, and to integrate and operate, acquired properties; and
•we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, tax liabilities, claims by persons dealing with the former owners of the properties and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties.
The contributors of properties may make limited representations and warranties to us about the properties and may agree to indemnify us up to a specified amount for a certain period of time following the closing for breaches of those representations and warranties. However, any resulting liabilities identified may not fall within the scope or time frame covered by the indemnification, and we may be required to bear those liabilities, which may materially and adversely affect our operating results, financial condition and business.
We face competition for tenants.
We compete with many other entities engaged in real estate investment activities for tenants, including national, regional and local owners, operators and developers of self storage properties. Actions by our competitors may decrease or prevent increases in the occupancy and rental rates, while increasing the operating expenses of our properties.
Increases in taxes and regulatory compliance costs, including as a result of changes in law or property reassessments, may reduce our income and adversely impact our cash flows.
Increases in income or other taxes generally are not passed through to tenants under leases and may reduce our net income, funds from operations ("FFO"), cash flows, financial condition, ability to pay or refinance our debt obligations, ability to make cash distributions to shareholders, and the trading price of our securities.
In addition, the value of our properties may be reassessed for property tax purposes by taxing authorities including as a result of our acquisition activities. For example, our property taxes could increase due to changes in tax rates or removal of limitations on the amount by which our property taxes or property reassessments may increase. For example, in November 2020, there was an initiative in California, which did not pass, to remove certain limits on annual real estate tax increases of assessed value of real property. To the extent a similar future initiative is successful, it would increase the assessed value and/or tax rates applicable to self storage properties in California. We currently have 83 consolidated properties and 12 unconsolidated properties in California. Accordingly, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past or from what we expected in connection with our underwriting activities, which could adversely impact our operating results, cash flow, and our ability to pay any expected dividends to our shareholders.
Similarly, in response to facing severe budgetary problems, many states and jurisdictions are considering or implementing changes in laws such as increasing sales taxes, increasing the potential liability for environmental conditions existing on properties, increasing the restrictions on discharges or other conditions, or mandating paid family leave for employees, which may result in significant unanticipated expenditures, which could result in similar adverse effects.
Our storage leases are relatively short-term in nature, which exposes us to the risk that we may have to release our units and we may be unable to do so on attractive terms, on a timely basis or at all.
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
We and our PROs are increasingly dependent upon automated information technology processes and Internet commerce, and many of our and their tenants come from the telephone or over the Internet. Moreover, the nature of our and our PROs' business involves the receipt and retention of certain personal information about such tenants. In many cases, we and our PROs also rely significantly on third-party vendors to retain data, process transactions and provide other systems services. Our networks and operations could be disrupted, and sensitive data could be compromised, by physical or electronic security breaches, targeted against us, our PROs, our vendors or other organizations, including financial markets or institutions, including by way of or through cyber-attacks or cyber-intrusions over the Internet, malware, computer viruses, attachments to e-mails, phishing, employee theft or misuse, or inadequate security controls. Although we make efforts to protect the security and integrity of our networks and systems, there can be no assurance that these efforts and measures will be effective or that attempted security breaches or disruptions would not be successful, as such attacks and breaches may be difficult to detect (or not detected at all) and are becoming more sophisticated. In such event, we may experience business interruptions; data loss, ransom, misappropriation, or corruption; theft or misuse of confidential or proprietary information; or litigation and investigation by tenants, governmental or regulatory agencies, or other third parties, which could result in the payment of fines, penalties and other damages. Such events could also have other adverse impacts on us, including breaches of debt covenants, other contractual or REIT compliance obligations, or late or misstated financial reports, and significant diversion of management attention and resources. As a result, such events could have a material adverse effect on our financial condition, results of operations and cash flows and harm our business reputation or have such effects on our PROs.
Costs associated with complying with the ADA may result in unanticipated expenses.
Under the ADA and other federal, state and local laws, we are required to meet certain requirements related to access and use by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. If one or more of our properties or website is not in compliance with the ADA or similar laws, then we would be required to incur additional costs to bring the property or website into compliance. If we incur such costs and they are substantial, our financial condition, results of operations, cash flow, per share trading price of our common shares and our ability to satisfy our debt service obligations and to make cash distributions to our shareholders could be adversely affected.

Environmental compliance costs and liabilities associated with operating our properties may affect our results of operations.
Under various U.S. federal, state and local environmental laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. No assurances can be given that existing environmental studies with respect to any of our properties reveal all environmental liabilities, that any prior owner or operator of our properties did not create any material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any one or more of our properties. There also exists the risk that material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future. Finally, future laws, ordinances or regulations and future interpretations of existing laws, ordinances or regulations may impose additional material environmental liability.
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
Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate have imposed or in the future may impose restrictions and requirements on the use of personal information by those collecting such information. For example, the California Consumer Privacy Act of 2018, which became effective as of January 1, 2020, together with the recently enacted California Privacy Rights Act, provides consumers with expansive rights and control over personal information obtained by or shared with certain covered businesses. Changes to law or regulations or the passage of new laws affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information.
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
Because real estate investments are relatively illiquid and we have agreed and may in the future agree to certain transfer restrictions with respect to our properties, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.
Our business could be harmed if key personnel terminate their employment with us.
Our success depends, to a significant extent, on the continued services of Arlen D. Nordhagen, Tamara D. Fischer, David Cramer and Brandon S. Togashi and the other members of our senior management team. We have entered into employment agreements with Mr. Nordhagen, Ms. Fischer, Mr. Cramer and Mr. Togashi and these employment agreements provide for an initial one-year term of employment and automatic one-year extensions thereafter unless either party provides at least 90 days' notice of non-renewal. Notwithstanding these agreements, there can be no assurance that any of them will remain employed by us. The loss of services of one or more members of our senior management team could harm our business and our prospects.
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
We face various risks related to pandemics, epidemics and other outbreaks of highly infectious or contagious diseases, including the current global outbreak of COVID-19. As a result of the significant adverse impact of the COVID-19 pandemic to economic activity across the globe, the COVID-19 pandemic, and any future outbreak of another disease, could adversely impact our financial condition, results of operations and cash flows due to, among other factors, the following:
•our tenants may be unable to meet their obligations to us in full, or at all, or may seek modifications of such obligations, which could increase uncollectible receivables and cause subsequent reductions in revenue;
•reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending, a reduction in move-ins at our stores or increase uncollectible receivables;
•governmental or health and safety requirements or recommendations could compel a complete or partial closure of, or other operational issues at, our properties or prohibit us from charging late fees, conducting auctions and increasing prices;

•a general decline in business activity and demand for property acquisitions, expansions, and the addition of new PROs and/or joint venture partners;
•interrupted availability of, including the potential for a negative health impact on, our or our PRO's personnel, could result in a deterioration in our ability to ensure business continuity;
•the inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations;
•difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the financial markets or a deterioration in credit and financing conditions may affect our access to capital necessary to fund our business; and
•the financial impact of the COVID-19 pandemic, including potential decreases in cash from operations resulting therefrom, could negatively impact our future compliance with the financial covenants in our debt agreements and result in a default and potential acceleration of indebtedness, which could negatively impact our ability to make additional borrowings under our revolving credit facility and pay dividends.
The factors described above, as well as additional factors that we may not currently be aware of, could materially negatively impact our ability to collect rent and could lead to termination of leases by tenants, tenant defaults, tenant bankruptcies, decreases in demand for storage space at our properties, difficulties in accessing capital, impairment of our tangible or intangible assets and other impacts that could materially and adversely affect our financial condition, results of operations and cash flows. In addition, to the extent the COVID-19 pandemic or a future outbreak of another disease adversely affects our business and financial results it may heighten other risks described in the Risk Factors section in the Annual Report.
Risks Related to Our Structure and Our Relationships with Our PROs
Some of our PROs have limited experience operating under our capital structure, and we may not be able to achieve the desired outcomes that the structure is intended to produce.
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
Our ability to terminate our facilities portfolio management agreements ("FPMAs") and asset management agreements ("AMAs") with a PRO is limited, which may adversely affect our ability to execute our business plan.
We may elect to terminate our FPMAs and AMAs with a PRO and transfer property management responsibilities over the properties managed by such PRO to us (or our designee), (i) upon certain defaults by a PRO as set forth in these agreements, or (ii) if the PRO's properties, on a portfolio basis, fail to meet certain pre-determined performance thresholds for more than two consecutive calendar years or if the operating cash flow generated by the properties of the PRO for any calendar year falls below a level that will enable us to fund minimum levels of distributions, debt service payments attributable to the properties, and fund the properties' allocable operating expenses. Consequently, to the extent a PRO complies with these covenants, standards, and minimum requirements, we may not be able to terminate the applicable FPMAs and AMAs and transfer property management responsibilities over such properties to us (or our designee) even if our board believes that such PRO is not properly executing our business plan and/or is failing to operate its properties to their full potential. Moreover, transferring the management responsibilities over the properties managed by a PRO may be costly or difficult to implement or may be delayed, even if we are able to and believe that such a change in portfolio and property management would be beneficial to us and our shareholders.
We may less vigorously pursue enforcement of terms of agreements entered into with our PROs because of conflicts of interest with our PROs.
Our PROs are entities that have contributed self storage properties to us in exchange for ownership interests in us. As part of each transaction, our PROs make limited representations to us regarding the entities, properties and other assets to be acquired by us in the contribution and generally agree to indemnify us for 12 months after the closing of the contribution for breaches of such representations. Such indemnification is limited, however, and we are not entitled to any other indemnification in connection with the contributions. In addition, following each contribution from a PRO, the day-to-day operations of each of the managed properties will be managed by the PRO who was the principal of the applicable property portfolios prior to the contribution. In addition, certain key persons of our PROs are members of our board or our PRO advisory committee. Consequently, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements and any other agreements with our PROs due to our desire to maintain our ongoing relationship with our PROs, which could adversely affect our operating results and business.
We own self storage properties in some of the same geographic regions as our PROs and may compete for tenants with other properties managed by our PROs.
Pursuant to our FPMAs, each PRO has agreed that, without our consent, the PRO will not, and it will cause its affiliates (other than Blue Sky's sub-manager) not to, enter into any new arrangements for the management of additional self storage properties within any PRO's assigned territory. However, we have not and will not acquire all of the self storage properties of our PROs. We will therefore own self storage properties in some of the same geographic regions as our PROs, and, as a result, we and our PROs may compete for tenants. This competition may affect our ability to attract and retain tenants and may reduce the rental rates we are able to charge, which could adversely affect our operating results and business.
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
Under our FPMAs, after a two-year period following the initial contribution of their properties to us, a PRO may elect, or be required, to "retire" from the self storage business. Upon a retirement event, management of the properties will be transferred to us (or our designee) in exchange for OP units with a value equal to four times the average of the normalized annual EBITDA from the management contracts related to such PRO's managed portfolio over the immediately preceding 24-month period. As a result of this transfer, we may become exposed to new and additional costs and risks. Accordingly, the retirement of a PRO may adversely affect our financial condition and operating results. For example, in connection with our internalization of a retiring PRO, there can be no assurance that we will be able to retain such retiring PRO's employees, successfully hire new employees, or effectively integrate such employees and the retiring PRO's property management platform into our or another PRO's property management platform.

Our contribution transactions were generally not negotiated on an arm's-length basis and may not be as favorable to us as if they had been negotiated with unaffiliated third parties.
We did not conduct arm's-length negotiations with certain of the parties involved regarding the terms of our contribution transactions, including the contribution agreements, FPMAs, sales commission agreements, AMAs and registration rights agreements. In the course of structuring such transactions, certain members of our senior management team and other contributors had the ability to influence the type and level of benefits that they received from us. Accordingly, the terms of such transactions may not solely reflect the best interests of us or our shareholders and may be overly favorable to the other party to such transactions and agreements.
Conflicts of interest could arise with respect to certain transactions between the holders of OP units and subordinated performance units, which include our PROs, on the one hand, and us and our shareholders, on the other.
Conflicts of interest could arise with respect to the interests of holders of OP units and subordinated performance units, on the one hand, which include members of our senior management team, PROs, and trustees and us and our shareholders, on the other. Certain business combinations, the sale, disposition or transfer of certain of our assets or the repayment of certain indebtedness that may be desirable to us and our shareholders could have adverse tax consequences to such unit holders. In addition, under Maryland law, our trustees and officers have duties to the Company in connection with their management of the Company, however, under Delaware law, as a general partner, we have fiduciary duties to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as a general partner may come into conflict with the duties of our trustees and officers to the Company and our shareholders and we are not required to resolve such conflicts in favor of either the Company or the limited partners in our operating partnership. Further, there can be no assurance that any procedural protections we implement to address these or other conflicts of interest will result in optimal outcomes for us and our shareholders.
The partnership agreement of our operating partnership contains provisions that may delay, defer or prevent a change in control.
The partnership agreement of our operating partnership provides that subordinated performance unit holders holding more than 50% of the voting power of the subordinated performance units must approve certain change of control transactions involving us unless, as a result of such transactions, the holders of subordinated performance units are offered a choice (1) to allow their subordinated performance units to remain outstanding without the terms thereof being materially and adversely changed or the subordinated performance units are converted into or exchanged for equity securities of the surviving entity having terms and conditions that are substantially similar to those of the subordinated performance units (it being understood that we may not be the surviving entity and that the parent of the surviving entity or the surviving entity may not be publicly traded) or (2) to receive for each subordinated performance unit an amount of cash, securities or other property payable to a holder of OP units had such holder exercised its right to exchange its subordinated performance units for OP units without taking into consideration a specified conversion penalty associated with such an exchange. In addition, in the case of any such change of control transactions in which we have not received the consent of OP unit holders holding more than 50% of the OP units (other than those held by us or our subsidiaries) and of subordinated performance unit holders holding more than 50% of the voting power of the subordinated performance units (other than those held by us or our subsidiaries), such transaction is required to be approved by a companywide vote of limited partners holding more than 50% of our outstanding OP units in which OP units (including for this purpose OP units held by us and our subsidiaries) are voted and subordinated performance units (not held by us and our subsidiaries) are voted on an applicable as converted basis and in which we will be deemed to vote the OP units held by us and our subsidiaries in proportion to the manner in which all of our outstanding common shares were voted at a shareholders meeting relating to such transaction. These approval rights could delay, deter, or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
Certain provisions of the Maryland General Corporation Law (the "MGCL") and of our bylaws and our declaration of trust could inhibit a change in our control and have an adverse impact on the price of our shares.
The MGCL, our bylaws and our declaration of trust contain provisions that may discourage, delay or make more difficult a change in our control. We are subject to the Maryland Business Combination Act. Our board has adopted a resolution exempting from the Maryland Business Combination Act any business combinations between us and (1) any other person, provided that the business combination is first approved by our board (including a majority of disinterested trustees), (2) Arlen D. Nordhagen and any of his affiliates and associates and (3) any person acting in concert with the foregoing. As a result, such persons may be able to enter into business combinations with us that may not be in the best interests of our shareholders without compliance by us with the moratorium supermajority vote requirements and other provisions of the statute. If this resolution is repealed or our board does not approve a business combination, the Maryland Business Combination Act may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
The Maryland Control Share Acquisition Act provides that holders of "control shares" of a Maryland real estate investment trust acquired in a "control share acquisition" have no voting rights with respect to such shares except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our trustees who are also our employees. Our bylaws exempt from the Maryland Control Share Acquisition Act acquisitions of our shares by any person. If we amend our bylaws to repeal the exemption from the Maryland Control Share Acquisition Act, the Maryland Control Share Acquisition Act also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.
We have also adopted other measures that may make it difficult for a third party to obtain control of us, including provisions of our declaration of trust and bylaws limiting the liability of our present and former trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law, requiring us to indemnify our present and former trustees and officers for actions taken in their official capacities, permitting (subject to the rights of holders of any class or series of preferred shares) removal of a trustee, with or without cause, only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of trustees, and authorizing our board (without shareholder approval) to classify or reclassify our shares in one or more classes or series, to cause the issuance of additional shares and to amend our declaration of trust to increase or decrease the number of shares that we have authority to issue. These provisions, as well as other provisions of our declaration of trust and bylaws, may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our shareholders.
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
•to satisfy our debt obligations, we may be forced to dispose of one or more of our properties, possibly on disadvantageous terms;
•our debt level could place us at a competitive disadvantage compared to our competitors with less debt; and

•we may violate our restrictive covenants or otherwise default on our obligations, which may entitled our creditors to accelerate our debt obligations, foreclose on our properties securing our debt, enforce our guarantees and/or trigger default on our other indebtedness.
Disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms or at all and have other adverse effects on us.
Uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing debt maturities on favorable terms (or at all), which may negatively affect our ability to make acquisitions or make distributions required to maintain our qualification as a REIT. A downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plans accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing.
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
As of December 31, 2020, we had approximately $1.9 billion of debt outstanding, of which approximately $174.0 million, or 9.1%, is subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). Although the credit markets have recently experienced historic lows in interest rates, if interest rates rise, the interest rates on variable-rate debt that we may incur in the future could be higher than current levels, which could increase our financing costs and decrease our cash flow and our ability to pay cash distributions to our shareholders.
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
Our credit facility, term loan facilities and senior unsecured notes contain (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, cap our total leverage and our unsecured debt. In the event that we fail to satisfy our covenants, we would be in default under our debt agreements and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of such covenants could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.
The expected discontinuance of the London interbank offered rate ("LIBOR") and transition to alternative reference rates may adversely impact our borrowings and interest rate hedging.
In July 2017, the U.K. Financial Conduct Authority, which regulates the LIBOR administrator, ICE Benchmark Administration Limited ("IBA") announced that it would cease to compel banks to participate in setting LIBOR as a benchmark by the end of 2021 and. that market participants cannot rely on LIBOR being published after 2021. On December 4, 2020, the IBA published a consultation on its intention to cease the publication of LIBOR for the most commonly used U.S. dollar LIBOR tenors after June 30, 2023 and for all other tenors after December 31, 2021. U.S. bank regulators are, however, encouraging banks to cease entering into new financial contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. Accordingly, it appears likely that LIBOR will be discontinued or modified by December 31, 2021 or June 30, 2023, depending on the currency and tenor.
The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate ("SOFR") as a more robust reference rate alternative to U.S. dollar LIBOR. SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than U.S. dollar LIBOR. To approximate economic equivalence to LIBOR, SOFR can be compounded over a relevant term and a spread adjustment may be added. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products.
Many of our debt agreements and our interest rate swap agreements are linked to LIBOR, including our credit facility and term loan facilities. Before the transition dates described above, we may need to amend such agreements that utilize LIBOR as a factor in determining the interest rate based on SOFR or another new standard that is established, if any. However, these efforts may not be successful in mitigating the legal, tax and financial risk from changing the reference rate in our legacy agreements. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common shares.
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
We own and may in the future acquire direct or indirect interests in entities that have elected or will elect to be treated as REITs under the Code (each a "Subsidiary REIT"). If a Subsidiary REIT were to fail to qualify as a REIT, then (i) that Subsidiary REIT would become subject to U.S. federal income tax, (ii) shares in such Subsidiary REIT would cease to be qualifying assets for purposes of the asset tests applicable to REITs, and (iii) it is possible that we would fail certain of the tests applicable to REITs, in which event we would fail to qualify as a REIT unless we qualify for certain statutory relief provisions.
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
In order to qualify as a REIT, we must distribute to our shareholders each calendar year at least 90% of our net taxable income (excluding net capital gain). To the extent that we satisfy the 90% distribution requirement, but distribute less than 100% of our net taxable income (including net capital gain), we would be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will incur a 4% non-deductible excise tax on the amount, if any, by which our distributions in any calendar year are less than a minimum amount specified under U.S. federal income tax laws. Although we intend to distribute our net taxable income to our shareholders in a manner that would avoid this 4% tax, there can be no assurance that we will be able to do so, due to timing differences between our actual receipt of cash and the inclusion of items in our income for U.S. federal income tax purposes, the effect of non-deductible capital expenditures, or the creation of reserves or required debt or amortization payments.
In addition, we will be subject to a 100% tax on any income from sales or other dispositions of property (other than property treated as foreclosure property under the Code) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business by a REIT, either directly or indirectly through certain pass-through subsidiaries (a "prohibited transaction"). In order to meet the REIT qualification requirements, or to avoid the imposition of the penalty tax on prohibited transactions, we may hold some of our assets or provide certain services to our tenants through one or more TRSs, which generally will be subject to U.S. federal, state and local corporate taxes. In addition, if a REIT lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the TRS. In addition, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis. We intend to structure transactions with any TRS on terms that we believe are arm's length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that we will be able to avoid application of the 100% tax. Furthermore, if we acquire appreciated assets from a corporation that is or has been a subchapter C corporation in a transaction in which the adjusted tax basis of such assets in our hands is less than the fair market value of the assets, determined at the time we acquired such assets, and if we subsequently dispose of any such assets during the 5-year period following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from the disposition of such assets to the extent of the excess of the fair market value of the assets on the date that we acquired such assets over the basis of such assets on such date, which we refer to as built-in gains. Payment of these taxes generally could materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity and prospects, and could adversely affect the value of our common shares and our ability to make distributions to our shareholders.
Complying with the REIT requirements may cause us to forgo and/or liquidate otherwise attractive investments, and in some situations, to maintain our REIT qualification, we may be forced to borrow funds during unfavorable market conditions.
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
To meet these tests, we may be required to take or forgo taking actions that we would otherwise consider advantageous. For instance, in order to satisfy the gross income or asset tests applicable to REITs under the Code, we may be required to forgo investments that we otherwise would make, and we may be required to liquidate from our portfolio otherwise attractive investments. In addition, we may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, we may need to borrow funds to meet the REIT distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. Our access to third-party sources of capital depends on a number of factors, including the market's perception of our growth potential, our current debt levels, the per share trading price of our common shares, and our current and potential future earnings. We cannot assure you that we will have access to such capital on favorable terms at the desired times, or at all, which may cause us to curtail our investment activities and/or to dispose of assets at inopportune times. These actions could reduce our income and amounts available for distribution to our shareholders. Thus, compliance with the REIT requirements may hinder our investment performance.
If our operating partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.
We believe our operating partnership qualifies as a partnership for U.S. federal income tax purposes, and accordingly generally will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be required to pay tax on its allocable share of our operating partnership's income. No assurance can be provided, however, that the IRS will not challenge our operating partnership's status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs, we would cease to qualify as a REIT, and both we and our operating partnership would become subject to U.S. federal, state and local income tax. The payment by our operating partnership of income tax would reduce significantly the amount of cash available to our operating partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that we generate from transactions intended to hedge our interest rate risk will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if (i) the instrument (a) hedges interest rate risk on liabilities used to carry or acquire real estate assets or (b) hedges an instrument described in clause (a) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the hedged instrument, and (ii) the relevant instrument is properly identified under applicable Treasury regulations. Income from hedging transactions that does not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear, and we generally would not benefit from losses in our TRS, although, subject to limitation, such losses may be carried forward to offset future taxable income of the TRS.

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
Subject to applicable law and the rules of any stock exchange on which our shares may be listed or traded, our board, without common shareholder approval, may authorize us to issue additional authorized and unissued common shares and preferred shares on the terms and for the consideration it deems appropriate and may amend our declaration of trust to increase the total number of shares, or the number of shares of any class or series, that we are authorized to issue. In addition, our operating partnership may issue OP units, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into common shares after an agreed period of time and certain other conditions, preferred units of limited partnership interest, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into our 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") and subordinated performance units, which are only convertible into OP units beginning two years following the initial issuance of the applicable series and then (i) at the holder's election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at our election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations.
Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2020, each subordinated performance unit would on average hypothetically convert into 1.23 OP units, or into an aggregate of approximately 16.4 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2020. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units and preferred shares issuable upon exchange preferred units issued in our contribution transactions.
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
Historically, we have paid quarterly common share dividends to our shareholders and quarterly distributions to our operating partnership unitholders, and we intend to continue to pay such dividends and distributions in amounts such that all or substantially all of our net taxable income in each year is distributed, which, along with other factors, should enable us to continue to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividends payment level, and all future distributions will be made at the discretion of our board. Our ability to pay dividends will depend upon, among other factors:
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
If we decide to issue debt securities in the future, which would rank senior to our common shares, it is likely that they will be governed by an indenture or other instrument containing covenants restricting our operating flexibility. Additionally, any equity securities or convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common shares and may result in dilution to owners of such shares. We and, indirectly, our shareholders will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares will bear the risk of our future offerings reducing the market price of our shares and diluting the value of their common share holdings in us.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2020, we held ownership interests in and operated a geographically diversified portfolio of 821 self storage properties, located in 36 states and Puerto Rico, comprising approximately 52.0 million rentable square feet, configured in approximately 413,000 storage units. Of these properties, we consolidated 644 self storage properties that contain approximately 39.3 million rentable square feet and we held a 25% ownership interest in 177 unconsolidated real estate venture properties that contain approximately 12.7 million rentable square feet.
The following table sets forth summary information regarding our consolidated properties by state as of December 31, 2020.

	Number of	Number of	Rentable	% of Rentable	Period-end
State/Territory	Properties	Units	Square Feet	Square Feet	Occupancy
Texas	115	48,302	6,822,196	17.3%	89.2%
California(1)	83	49,656	6,228,471	15.9%	95.4%
Oregon	63	25,204	3,197,270	8.0%	88.8%
Florida	49	31,097	3,275,014	8.3%	91.6%
Georgia	46	19,788	2,656,034	6.8%	91.5%
North Carolina	34	15,748	1,952,920	5.0%	93.7%
Oklahoma	33	15,324	2,124,882	5.4%	90.3%
Arizona	32	17,277	2,011,851	5.1%	91.2%
Louisiana(1)	26	12,326	1,536,257	3.9%	85.5%
Kansas	18	5,996	866,430	2.2%	90.0%
Colorado	16	6,723	838,476	2.1%	91.1%
Indiana	16	8,774	1,134,420	2.9%	93.6%
Washington	16	5,397	718,013	1.8%	88.7%
Nevada	13	6,730	846,537	2.2%	93.5%
New Hampshire	11	5,039	617,791	1.6%	92.5%
Missouri	10	4,515	589,465	1.5%	77.0%
Ohio	8	3,649	461,393	1.2%	90.3%
Pennsylvania	8	4,317	497,395	1.3%	92.1%
Puerto Rico	6	4,457	431,162	1.1%	95.9%
Idaho	5	1,439	262,331	0.7%	97.4%
Maryland	5	2,894	286,222	0.7%	88.6%
New Mexico	5	3,128	391,418	1.0%	92.2%
Illinois	4	1,991	271,136	0.7%	83.0%
Massachusetts	4	1,626	218,750	0.6%	93.1%
New Jersey	4	2,198	271,749	0.7%	87.6%
South Carolina	4	1,212	147,580	0.4%	93.8%
Mississippi	3	865	114,411	0.3%	87.8%
Alabama	1	764	110,616	0.3%	81.4%
Connecticut	1	421	41,541	0.1%	97.3%
Kentucky	1	380	60,950	0.2%	93.0%
Minnesota	1	264	47,950	0.1%	87.1%
New York	1	456	47,959	0.1%	85.1%
Tennessee	1	899	113,969	0.3%	91.7%
Virginia	1	598	81,915	0.2%	92.9%
Total/Weighted Average	644	309,454	39,274,474	100.0%	91.1%

(1) Six of the California properties and two of the Louisiana properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 13. Leases" in Item 8. "Financial Statements and Supplementary Data."

The following table sets forth summary information regarding our unconsolidated real estate venture properties by state as of December 31, 2020.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
Florida	27	15,167	1,722,321	13.5%	90.5%
Michigan	24	15,614	1,978,748	15.5%	91.7%
New Jersey	15	10,524	1,226,303	9.6%	93.6%
Alabama	14	5,525	826,232	6.5%	91.1%
Ohio	14	9,392	1,124,521	8.8%	86.0%
California	12	6,701	793,035	6.2%	92.5%
Georgia	11	6,133	872,233	6.9%	90.5%
Other(1)	60	34,981	4,185,800	33.0%	88.3%
Total	177	104,037	12,729,193	100.0%	90.0%

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
Holders
As of February 25, 2021, the Company had 79 record holders of its common shares. The 79 holders of record do not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
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
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2020 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2020 is based upon management's estimate. The following table summarizes the taxability of our dividends per common share for the year ended December 31, 2020:

	Year Ended
	December 31, 2020
Ordinary Income	$0.991288	73.4%
Return of Capital	0.358712	26.6%
Total	$1.350000	100.0%
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2020, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 187,735 common shares to satisfy redemption requests from certain limited partners.
As of February 25, 2021, other than those OP units held by the Company, 32,387,721 OP units were outstanding (including 724,540 outstanding Long-Term Incentive Plan Units ("LTIP units") and 1,924,918 outstanding OP units in certain consolidated subsidiaries of the operating partnership ("DownREIT OP units"), which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Performance Graph
The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the Nareit All Equity REIT Index as provided by Nareit for the period beginning December 31, 2015 and ending December 31, 2020.

Total Return Performance
Index Value
350
300
250
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Period Ending
National Storage Affiliates Trust
S&P 500
Russell 2000
Nareit All Equity REIT Index

	Period Ending
Index	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
National Storage Affiliates Trust	$100	$135	$174	$176	$232	$260
S&P 500	100	112	136	130	171	203
Russell 2000	100	121	139	124	155	186
Nareit All Equity REIT Index	100	109	118	114	146	139
The foregoing item assumes $100.00 invested on December 31, 2015, with dividends reinvested. The Performance Graph will not be deemed to be incorporated by reference into any filing by NSA under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that NSA specifically incorporates the same by reference.
Item 6. Selected Financial Data
None.

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
Due to the pandemic, we experienced a moderate slowdown in overall business activity during the second quarter of 2020. However, we observed sustained improvement in our property operating results during the third and fourth quarters of 2020. We continue to take proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:
•We resumed rental rate increases for in-place tenants at the vast majority of our stores during the third quarter of 2020;
•We are continuing to diligently manage operating expenses, including store-level personnel costs, marketing and repairs and maintenance expenses. We also incurred lower corporate travel costs during the year ended December 31, 2020 compared to expectations at the beginning of the year;
•We continue to closely monitor our liquidity position. As of December 31, 2020, we had the capacity to borrow remaining revolving line of credit commitments of $320.3 million with less than $5 million of debt maturing through 2022;
•On October 22, 2020, we issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 in a private placement;
•We completed an underwritten public offering of 4,900,000 common shares of beneficial interest under forward sale agreements at a public offering price of $33.15 per share (the "forward offering"). On December 30, 2020 we settled a portion of the forward offering by physically delivering 1,850,510 common shares to the forward purchasers for net proceeds of approximately $60.0 million;
•We remain committed to acquiring properties at appropriate risk-adjusted returns. We believe our acquisition opportunities through our captive pipeline and relationship-based third-party deals sourced by our PROs will continue to be a differentiating factor for us to prudently deploy capital, including through the issuance of OP equity.
The above discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. We are unable to predict the impact of the COVID-19 pandemic on our business for the year ended December 31, 2021 and thereafter. We will continue to monitor its effects and will adjust our operations as necessary. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows for the year ended December 31, 2021 and future periods. See "Risk Factors" under Item 1A.
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
Our PROs
We had ten PROs as of December 31, 2020: Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures under our iStorage and SecurCare brands. As of December 31, 2020, our property management platform managed and controlled 282 of our consolidated properties and 177 of our unconsolidated real estate venture properties.
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
As of December 31, 2020, we owned a geographically diversified portfolio of 644 self storage properties, located in 33 states and Puerto Rico, comprising approximately 39.3 million rentable square feet, configured in approximately 309,000 storage units. Of these properties, 276 were acquired by us from our PROs, 367 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture.

Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2018 Joint Venture
As of December 31, 2020, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2020, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 77 self storage properties during the year ended December 31, 2020 and 69 self storage properties during the year ended December 31, 2019. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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
The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019 should be read in conjunction with the accompanying consolidated financial statements included in Item 8. The discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2019 compared to the year ended December 31, 2018, can be found in Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the SEC on February 26, 2020.
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
Year Ended December 31, 2020 compared to the Year Ended December 31, 2019
Net income was $79.5 million for the year ended December 31, 2020, compared to $66.0 million for the year ended December 31, 2019, an increase of $13.5 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from self storage properties acquired during 2019 and 2020 and a decrease in GAAP losses from the Company's unconsolidated real estate ventures partially offset by increases in depreciation and amortization, interest expense, non-operating expense, acquisition costs and a decrease in gains from the sale of self storage properties. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview
As of December 31, 2020, our same store portfolio consisted of 500 self storage properties. See "---Results of Operations" above for the definition of our same store portfolio. The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 (dollars in thousands):

	Year Ended December 31,
	2020	2019	Change
Rental revenue
Same store portfolio	$330,583	$325,755	$4,828
Non-same store portfolio	64,077	29,104	34,973
Total rental revenue	394,660	354,859	39,801
Other property-related revenue
Same store portfolio	12,137	11,316	821
Non-same store portfolio	2,387	986	1,401
Total other property-related revenue	14,524	12,302	2,222
Property operating expenses
Same store portfolio	101,134	100,588	546
Non-same store portfolio	22,352	9,759	12,593
Total property operating expenses	123,486	110,347	13,139
Net operating income
Same store portfolio	241,586	236,483	5,103
Non-same store portfolio	44,112	20,331	23,781
Total net operating income	285,698	256,814	28,884
Management fees and other revenue	23,038	20,735	2,303
General and administrative expenses	(43,640)	(44,030)	390
Depreciation and amortization	(117,174)	(105,119)	(12,055)
Other	(808)	(1,551)	743
Other (expense) income
Interest expense	(62,595)	(56,464)	(6,131)
Equity in earnings (losses) of unconsolidated real estate ventures	265	(4,970)	5,235
Acquisition costs	(2,424)	(1,317)	(1,107)
Non-operating (expense) income	(1,211)	452	(1,663)
Gain on sale of self storage properties	—	2,814	(2,814)
Other expense	(65,965)	(59,485)	(6,480)
Income before income taxes	81,149	67,364	13,785
Income tax expense	(1,671)	(1,351)	(320)
Net income	79,478	66,013	13,465
Net income attributable to noncontrolling interests	(30,869)	(62,030)	31,161
Net income attributable to National Storage Affiliates Trust	48,609	3,983	44,626
Distributions to preferred shareholders	(13,097)	(12,390)	(707)
Net income (loss) attributable to common shareholders	$35,512	$(8,407)	$43,919
Total Revenue
Our total revenue increased by $44.3 million, or 11.4%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase was primarily attributable to incremental revenue from 77 self storage properties acquired during the year ended December 31, 2020, increases in management fees and other revenue from our unconsolidated real estate ventures and an increase in total portfolio average occupancy from 88.4% for the year ended December 31, 2019 to 89.3% for the year ended December 31, 2020. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $39.8 million, or 11.2%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. The increase in rental revenue was due to a $35.0 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $20.4 million from 77 self storage properties acquired during 2020, and $15.3 million from 69 self storage properties acquired during 2019. Same store portfolio rental revenues increased $4.8 million, or 1.5%, due to a 0.2% increase, from $12.12 to $12.15, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants and an increase in average occupancy from 88.6% for the year ended December 31, 2019 to 89.6% for the year ended December 31, 2020.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $2.2 million, or 18.1%, for the year ended December 31, 2020, as compared to the year ended December 31, 2019. This increase primarily resulted from a $1.4 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.9 million from 77 self storage properties acquired during 2020, and $0.6 million from 69 self storage properties acquired during 2019.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $23.0 million for the year ended December 31, 2020, compared to $20.7 million for the year ended December 31, 2019, an increase of $2.3 million or 11.1%. This increase was primarily attributable to incremental tenant insurance fees and dividends from an investment in a tenant reinsurance company made during 2019.
Property Operating Expenses
Property operating expenses were $123.5 million for the year ended December 31, 2020 compared to $110.3 million for the year ended December 31, 2019, an increase of $13.2 million, or 11.9%. The increase in property operating expenses resulted from a $12.6 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $7.8 million from 77 self storage properties acquired during 2020, and $4.9 million from 69 self storage properties acquired during 2019.
General and Administrative Expenses
General and administrative expenses decreased $0.4 million, or 0.9%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. This decrease was attributable to decreases in supervisory and administrative fees charged by our PROs of $3.6 million primarily as a result of the cessation of payments to SecurCare following the merger and internalization of the management platform of SecurCare, partially offset by increases in costs related to our property management platform of $2.6 million due to the internalization of the management platform of SecurCare and an increase in store count.
Depreciation and Amortization
Depreciation and amortization increased $12.1 million, or 11.5%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. This increase was primarily attributable to incremental depreciation expense related to the 77 self storage properties acquired during 2020, partially offset by a decrease in amortization of customer in-place leases from $11.3 million for the year ended December 31, 2019 to $9.0 million for the year ended December 31, 2020.
Interest Expense
Interest expense increased $6.1 million, or 10.9%, for the year ended December 31, 2020, compared to the year ended December 31, 2019. The increase in interest expense was primarily attributable to additional borrowings consisting of $155.0 million of additional term loan borrowings under the Company's credit facility in July 2019, $100.0 million of borrowings under the 2029 Term Loan Facility in April 2019, the issuance of the $150.0 million senior unsecured notes in a private placement in August 2019 and higher outstanding borrowings under the Revolver.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Ventures
Equity in earnings (losses) of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the year ended December 31, 2020, we recorded $0.3 million of equity in earnings from our unconsolidated real estate ventures compared to $5.0 million of losses for the year ended December 31, 2019. This was primarily the result of incremental losses from our 2018 Joint Venture during the year ended December 31, 2019 driven by real estate depreciation and amortization of customer in-place leases following the acquisition of the Initial 2018 Joint Venture Portfolio in September 2018.
Gain On Sale of Self Storage Properties
Gain on sale of self storage properties was $2.8 million for the year ended December 31, 2019. During the year ended December 31, 2019, we sold one self storage property to an unrelated third party for gross proceeds of $6.5 million.
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
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $30.9 million for the year ended December 31, 2020, compared to $62.0 million for the year ended December 31, 2019.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	2020	2019	2018
Net income	$79,478	$66,013	$56,326
Add (subtract):
Real estate depreciation and amortization	115,757	103,835	87,938
Company's share of unconsolidated real estate venture real estate depreciation and amortization	15,297	19,889	10,233
Gain on sale of self storage properties	—	(2,814)	(391)
Mark-to-market changes in value on equity securities	142	(610)	—
Company's share of unconsolidated real estate venture loss on sale of properties	—	202	205
Distributions to preferred shareholders and unitholders	(14,055)	(13,243)	(10,822)
FFO attributable to subordinated performance unitholders(1)	(29,708)	(34,121)	(27,111)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	166,911	139,151	116,378
Add:
Acquisition costs	2,424	1,317	663
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$169,335	$140,468	$117,041

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	66,547	58,208	53,293
Weighted average restricted common shares outstanding	30	28	29
Weighted average effect of outstanding forward offering agreement(3)	60	—	—
Weighted average OP units outstanding	29,863	30,277	28,977
Weighted average DownREIT OP unit equivalents outstanding	1,906	1,848	1,835
Weighted average LTIP units outstanding	543	585	694
Total weighted average shares and units outstanding - FFO and Core FFO	98,949	90,946	84,828

FFO per share and unit	$1.69	$1.53	$1.37
Core FFO per share and unit	$1.71	$1.54	$1.38

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

(3) Represents the dilutive effect of the forward offering from the application of the treasury stock method.

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the periods presented:

	Year Ended December 31,
	2020	2019	2018
Earnings (loss) per share - diluted	$0.53	$(0.15)	$0.07
Impact of the difference in weighted average number of shares(1)	(0.16)	0.05	(0.03)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.30	0.69	0.49
Add real estate depreciation and amortization	1.17	1.14	1.04
Add Company's share unconsolidated venture real estate depreciation and amortization	0.15	0.22	0.12
Subtract gain on sale of self storage properties	—	(0.03)	—
Mark-to-market changes in value recognized on equity securities	—	(0.01)	—
FFO attributable to subordinated performance unitholders	(0.30)	(0.38)	(0.32)
FFO per share and unit	1.69	1.53	1.37
Add acquisition costs and Company's share of unconsolidated real estate venture acquisition costs	0.02	0.01	0.01
Core FFO per share and unit	$1.71	$1.54	$1.38

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
The following table presents a reconciliation of net income (loss) to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$79,478	$66,013	$56,326
(Subtract) add:
Management fees and other revenue	(23,038)	(20,735)	(12,310)
General and administrative expenses	43,640	44,030	35,924
Other	808	1,551	296
Depreciation and amortization	117,174	105,119	89,147
Interest expense	62,595	56,464	42,724
Equity in (earnings) losses of unconsolidated real estate ventures	(265)	4,970	1,423
Acquisition costs	2,424	1,317	663
Income tax expense	1,671	1,351	818
Gain on sale of self storage properties	—	(2,814)	(391)
Non-operating expense (income)	1,211	(452)	91
Net operating income	$285,698	$256,814	$214,711
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Net income	$79,478	$66,013	$56,326
Add:
Depreciation and amortization	117,174	105,119	89,147
Company's share of unconsolidated real estate venture depreciation and amortization	15,297	19,889	10,233
Income tax expense	1,671	1,351	818
Interest expense	62,595	56,464	42,724
EBITDA	276,215	248,836	199,248
Add:
Acquisition costs	2,424	1,317	663
Gain on sale of self storage properties	—	(2,814)	(391)
Company's share of unconsolidated real estate venture loss on sale of properties	—	202	205
Equity-based compensation expense	4,278	4,527	3,837
Adjusted EBITDA	$282,917	$252,068	$203,562

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
Our short-term liquidity requirements consist primarily of property operating expenses, property acquisitions, capital expenditures, general and administrative expenses and principal and interest on our outstanding indebtedness. A further short-term liquidity requirement relates to distributions to our common and preferred shareholders and holders of preferred units, OP units, subordinated performance units, LTIP units, DownREIT OP units and DownREIT subordinated performance units. We expect to fund short-term liquidity requirements from our operating cash flow, cash on hand and borrowings under our credit facility.
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
Cash Flows
At December 31, 2020, we had $18.7 million in cash and cash equivalents and $3.0 million of restricted cash, a decrease in cash and cash equivalents of $1.8 million and a decrease in restricted cash of $0.7 million from December 31, 2019. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 of this report.
Operating Activities
Cash provided by our operating activities was $220.7 million for the year ended December 31, 2020 compared to $196.7 million for the year ended December 31, 2019, an increase of $24.0 million. Our operating cash flow increased primarily due to 69 self storage properties acquired during the year ended December 31, 2019 that generated cash flow for the entire year ended December 31, 2020 and 77 self storage properties that were acquired during the year ended December 31, 2020. These increases were partially offset by higher cash payments for interest expense.
Investing Activities
Cash used in investing activities was $509.7 million for the year ended December 31, 2020 compared to $393.0 million for the year ended December 31, 2019. The primary uses of cash for the year ended December 31, 2020 were for our acquisition of 77 self storage properties for cash consideration of $496.5 million, deposits for potential acquisitions of $1.1 million, capital expenditures of $16.4 million and contributions to unconsolidated real estate ventures of $4.4 million partially offset by $7.6 million of proceeds from the sale of equity securities and $1.5 million of distributions from unconsolidated real estate ventures. The primary uses of cash for the year ended December 31, 2019 were for our acquisition of 69 self storage properties for cash consideration of $371.1 million, the acquisition of equity securities for $12.7 million, deposits for potential acquisitions of $4.4 million, capital expenditures of $20.6 million and the acquisition of the interest in a reinsurance company and related cash flows of $6.6 million, partially offset by distributions from unconsolidated real estate ventures of $11.5 million, $6.3 million of proceeds from the sale of one self storage property and $5.4 million of proceeds from the sale of equity securities.
Capital expenditures totaled $16.4 million, $20.6 million and $19.0 million during the years ended December 31, 2020, 2019 and 2018 respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2020	2019	2018
Recurring capital expenditures	$6,057	$8,708	$6,001
Value enhancing capital expenditures	4,026	4,420	3,563
Acquisitions capital expenditures	6,064	8,305	9,356
Total capital expenditures	16,147	21,433	18,920
Change in accrued capital spending	248	(839)	94
Capital expenditures per statement of cash flows	$16,395	$20,594	$19,014
Financing Activities
Cash provided by our financing activities was $286.5 million for the year ended December 31, 2020 compared to $204.3 million for the year ended December 31, 2019. Our sources of financing cash flows for the year ended December 31, 2020 primarily consisted of $680.0 million of borrowings under the Revolver and $250.0 million of borrowings under our 2030 Notes and 2032 Notes and $82.9 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the year ended December 31, 2020 were for principal payments on existing debt of $546.1 million (which included $505.5 million of principal repayments under the Revolver and $40.6 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $73.8 million, distributions to common shareholders of $90.1 million and distributions to preferred shareholders of $13.1 million. Our sources of financing cash flows for the year ended December 31, 2019 primarily consisted of $572.0 million of borrowings under our credit facility, $100.0 million of borrowings under our 2029 Term Loan Facility, $150.0 million of borrowings under our Senior Unsecured Notes, $70.6 million of proceeds from the issuance of common shares and $43.6 million of proceeds from the issuance of Series A Preferred Shares. Our primary uses of financing cash flows for the year ended December 31, 2019 were for principal payments on existing debt of $561.6 million (which included $556.5 million of principal repayments under the Revolver and $5.1 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $76.0 million, distributions to common shareholders of $74.5 million and distributions to preferred shareholders of $12.4 million.
Credit Facility and Term Loan Facilities
As of December 31, 2020, our credit facility provided for total borrowings of $1.275 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $500.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C and (v) a $175.0 million Term Loan D. The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025 and the Term Loan D matures in July 2026. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity. As of December 31, 2020, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
As of December 31, 2020, $125.0 million was outstanding under the Term Loan A with an effective interest rate of 3.74%, $250.0 million was outstanding under the Term Loan B with an effective interest rate of 2.91%, $225.0 million was outstanding under the Term Loan C with an effective interest rate of 2.80% and $175.0 million was outstanding under the Term Loan D with an effective interest rate of 3.57%. As of December 31, 2020, we would have had the capacity to borrow remaining Revolver commitments of $320.3 million while remaining in compliance with the credit facility's financial covenants.
We have a 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of December 31, 2020 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term

Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of December 31, 2020 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2020 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
For a summary of our financial covenants and additional detail regarding our credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility and 2029 Term Loan Facility, please see Note 8 to the consolidated financial statements in Item 8.
2029 And 2031 Senior Unsecured Notes
On August 30, 2019, our operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 in a private placement to certain institutional investors.
2030 And 2032 Senior Unsecured Notes
As discussed in Note 8 to the consolidated financial statements in Item 8, on October 22, 2020, our operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 in a private placement to certain institutional investors.
Contractual Obligations
The following table summarizes information contained elsewhere in this Annual Report on Form 10-K regarding payments due under contractual obligations and commitments on an undiscounted basis as of December 31, 2020 (dollars in thousands):

	Year Ending December 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Debt financings:
Principal(1)	$7,670	$4,374	$376,813	$445,964	$227,185	$860,608	$1,922,614
Interest(2)	63,692	63,502	54,589	44,251	32,807	105,809	364,650
Real estate leasehold interests	1,444	1,459	1,464	1,470	1,521	35,206	42,564
Office leases	471	465	430	450	456	624	2,896
Total	$73,277	$69,800	$433,296	$492,135	$261,969	$1,002,247	$2,332,724

(1)Includes scheduled principal and maturity payments related to our debt financings.
(2)Interest is calculated until the maturity date (without regard to any extension that may be elected by the Company) based on the outstanding principal balance and the effective interest rate as of December 31, 2020.
Equity Transactions
Issuance of Common Shares and Series A Preferred Shares
As discussed in Note 3 to the consolidated financial statements in Item 8, on March 31, 2020, we closed on the mergers of SecurCare and DLAN with and into wholly-owned subsidiaries of the Company. In connection with the mergers, we issued 8,105,192 common shares to the former owners of SecurCare and DLAN.
During the year ended December 31, 2020, we sold 743,915 of our common shares through at the market offerings. The common shares were sold at an average offering price of $33.01 per share, resulting in net proceeds to us of approximately $22.9 million after deducting compensation payable by us to the agents and offering expenses.

During September 2020, we completed an underwritten public offering of 4,500,000 common shares under forward sale agreements at a public offering price of $33.15 per share. The underwriters were granted a 30-day option to purchase up to an additional 675,000 common shares at the same price, which they partially exercised for an additional 400,000 common shares on October 6, 2020. On December 30, 2020, the Company settled a portion of the forward offering by physically delivering 1,850,510 common shares to the forward purchasers for net proceeds of approximately $60.0 million. As of December 31, 2020, 3,049,490 shares remained outstanding under the forward sale agreements.
During the year ended December 31, 2020, after receiving notices of redemption from certain OP unitholders, we elected to issue 892,070 common shares to such holders in exchange for 892,070 OP units in satisfaction of the operating partnership's redemption obligations.
During the year ended December 31, 2020, the Company issued 28,467 common shares in exchange for $1.0 million of principal payment reimbursements received during the year ended December 31, 2020 related to mortgages assumed in connection with the acquisition of self storage properties from PROs during the year ended December 31, 2014.
During the year ended December 31, 2020, after receiving notices of redemption from certain Series A-1 preferred unitholders, we elected to issue 5,600 Series A preferred shares to such holders in exchange for 5,600 Series A-1 preferred units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 77 properties acquired during the year ended December 31, 2020, we issued $37.2 million of OP equity (consisting of 755,007 OP units, 28,894 LTIP units and 303,528 subordinated performance units). In addition, we issued 28,892 LTIP units to consultants that will vest upon the completion of expansion projects.
As discussed in Note 3 to the consolidated financial statements in Item 8, during the year ended December 31, 2020, the Company issued 445,701 OP units upon the conversion of 332,738 subordinated performance units and 246,156 OP units upon the conversion of an equivalent number of LTIP units.
Dividends and Distributions
During the year ended December 31, 2020, the Company paid $90.1 million of distributions to common shareholders, $13.1 million of distributions to preferred shareholders and distributed $73.8 million to noncontrolling interests.
On February 25, 2021, our board of trustees declared a cash dividend and distribution, respectively, of $0.35 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2021. On February 25, 2021, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 15, 2021. In addition, we expect to declare a cash distribution in the first quarter of 2021 to our subordinated performance unitholders of record as of March 15, 2021. Such dividends and distributions are expected to be paid on March 31, 2021.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of December 31, 2020, our operating partnership had an aggregate of $1,811.6 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of December 31, 2020, an aggregate of $129.6 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2020, each subordinated performance unit would on average hypothetically convert into 1.23 OP units, or into an aggregate of approximately 16.4 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2020. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of December 31, 2020, we have not guaranteed any obligations of unconsolidated entities nor made any commitments to provide funding to any such entities that creates any material exposure to any financing, liquidity, market or credit risk.
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
Inflation
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2020, 2019 and 2018. Although the impact of inflation has been relatively insignificant in recent years, it remains a factor in the U.S. economy and may increase the cost of acquiring or replacing self storage properties and related improvements, as well as real estate property taxes, employee salaries, wages and benefits, utilities, and other expenses. Because our tenant leases are month-to-month, we may be able to rapidly adjust our rental rates to minimize the adverse impact of any inflation which could mitigate our exposure to increases in costs and expenses resulting from inflation.
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

As of December 31, 2020, we had $174.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $1.7 million annually.
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
Management's Annual Report on Internal Control Over Financial Reporting
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).

Based on this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2020.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.
Item 14. Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2020.

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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

3.5
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by this reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

4.3
Description of Common Shares of Beneficial Interest and 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (Exhibit 4.3 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2020, is incorporated herein by this reference)

10.1
Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 3.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.2
Amended and Restated Partnership Unit Designation of Series GN Class B OP Units of NSA OP, LP (Exhibit 3.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.3
Third Amended and Restated Partnership Unit Designation of Series NW Class B OP Units of NSA OP, LP (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.4
Third Amended and Restated Partnership Unit Designation of Series OV Class B OP Units of NSA OP, LP (Exhibit 3.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.5
Partnership Unit Designation of Series SS Class B OP Units of NSA OP, LP (Exhibit 3.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.6	Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with SEC on August 9, 2016, is incorporated herein by this reference)

10.7
First Amendment to Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.8 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated herein by this reference)

10.8
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

10.11
Partnership Unit Designation of Series SO Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.12
Partnership Unit Designation of Series MO Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.13*	Partnership Unit Designation of Series BL Class B OP Units of NSA OP, LP
10.14
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.15
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.16
Second Amended and Restated Credit Agreement (the "Keybank Credit Agreement") dated as of July 29, 2019 by and among NSA OP, LP, as Borrower, the lenders from time to time party thereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association and BMO Capital Markets Corp. as Co-Lead Arrangers and Co-Documentation Agents, Wells Fargo Securities, LLC as Co-Lead Arranger, Wells Fargo Bank, National Association, as Co-Documentation Agent, and CitiBank, N.A., as Co-Lead Arranger and Co-Documentation Agent for the Revolving Credit Facility (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2019, is incorporated herein by this reference)

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

10.22
Amended and Restated Employment Agreement, effective as of January 1, 2020, by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.23
Employment Agreement, dated as of April 1, 2020, by and between National Storage Affiliates Trust and David Cramer (Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.24
Amended and Restated Employment Agreement, effective as of January 1, 2020, by and between National Storage Affiliates Trust and Brandon S. Togashi (Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.25
Letter Agreement dated as of April 2, 2020, by and between National Storage Affiliates Trust and Arlen D. Nordhagen. (Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.26
Letter Agreement dated as of April 2, 2020, by and between National Storage Affiliates Trust and David Cramer. (Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

10.27	Form of Amended and Restated Restricted Share Unit Award Agreement (Exhibit 10.17 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.28	Form of Amended and Restated Restricted Share Award Agreement (Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.29
Form of LTIP Unit Award Agreement to Trustees under the NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.5 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.30	Form of LTIP Unit Award Agreement for Executive Officers (Exhibit 10.28 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)
10.31
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

10.33	Form of Indemnification Agreement (Exhibit 10.7 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)
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
Date: February 26, 2021

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

Signature	Title	Date
National Storage Affiliates Trust

/s/ TAMARA D. FISCHER	trustee, president and chief executive officer	February 26, 2021
Tamara D. Fischer	(principal executive officer)

/s/ BRANDON S. TOGASHI	chief financial officer	February 26, 2021
Brandon S. Togashi	(principal accounting and financial officer)

/s/ ARLEN D. NORDHAGEN	executive chairman of the board of trustees	February 26, 2021
Arlen D. Nordhagen

/s/ GEORGE L. CHAPMAN	trustee	February 26, 2021
George L. Chapman

/s/ PAUL W. HYLBERT, JR.	trustee	February 26, 2021
Paul W. Hylbert, Jr.

/s/ CHAD L. MEISINGER	trustee	February 26, 2021
Chad L. Meisinger

/s/ STEVEN G. OSGOOD	trustee	February 26, 2021
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	February 26, 2021
Dominic M. Palazzo

/s/ REBECCA L. STEINFORT	trustee	February 26, 2021
Rebecca L. Steinfort

/s/ MARK VAN MOURICK	trustee	February 26, 2021
Mark Van Mourick

/s/ J. TIMOTHY WARREN	trustee	February 26, 2021
J. Timothy Warren

/s/ CHARLES F. WU	trustee	February 26, 2021
Charles F. Wu

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2020 and 2019	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2020, 2019 and 2018	F-7
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2020, 2019 and 2018	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018	F-11

Notes to the Consolidated Financial Statements	F-13

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-41

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes, and the financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of purchase price allocation for self storage property acquisitions
As discussed in Notes 2 and 6 to the consolidated financial statements, during 2020, the Company acquired $543.3 million of self storage properties that were recorded as asset acquisitions. The purchase price in an asset acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their relative fair value. Assets acquired and liabilities assumed primarily comprise land, buildings and related improvements, customer in-place leases, furniture and equipment, and assumed mortgage loans.
We identified the evaluation of purchase price allocation of self storage property acquisitions as a critical audit matter. This is due to the subjective and complex auditor judgment that was required to evaluate the Company’s estimated fair value of land, buildings, and improvements. In particular, there was a high degree of auditor judgment required to evaluate the comparable sales information for land assets and costs that would be incurred to replace building and improvement assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate fair value, including controls related to developing estimated fair values of land, buildings, and improvements. We compared and evaluated estimated fair value of land, buildings, and improvements against purchase price allocations for similar land, buildings, and improvements acquired by the Company. With the assistance of valuation professionals with specialized skills and knowledge, we evaluated the estimated fair value of land by comparing the Company’s estimates to independently developed ranges using publicly available market data of recent land sales. We evaluated the Company’s estimated costs of replacing buildings and improvements. We compared the estimated costs to market data, including appraisal guides used to estimate the depreciated value of similar self storage structures.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Denver, Colorado
February 26, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:
Opinion on Internal Control Over Financial Reporting
We have audited National Storage Affiliates Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes, and the financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ KPMG LLP
Denver, Colorado
February 26, 2021

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2020	2019
ASSETS
Real estate
Self storage properties	$3,639,192	$3,091,719
Less accumulated depreciation	(443,623)	(337,822)
Self storage properties, net	3,195,569	2,753,897
Cash and cash equivalents	18,723	20,558
Restricted cash	2,978	3,718
Debt issuance costs, net	2,496	3,264
Investment in unconsolidated real estate ventures	202,533	214,061
Other assets, net	68,149	65,441
Operating lease right-of-use assets	23,129	23,306
Total assets	$3,513,577	$3,084,245
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,916,971	$1,534,047
Accounts payable and accrued liabilities	47,043	37,966
Interest rate swap liabilities	77,918	19,943
Operating lease liabilities	24,756	24,665
Deferred revenue	16,414	15,523
Total liabilities	2,083,102	1,632,144
Commitments and contingencies (Note 12)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,732,719 and 8,727,119 issued and outstanding at December 31, 2020 and 2019, at liquidation preference	218,318	218,178
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 71,293,117 and 59,659,108 shares issued and outstanding at December 31, 2020 and 2019, respectively	713	597
Additional paid-in capital	1,050,714	905,763
Distributions in excess of earnings	(251,704)	(197,075)
Accumulated other comprehensive loss	(49,084)	(7,833)
Total shareholders' equity	968,957	919,630
Noncontrolling interests	461,518	532,471
Total equity	1,430,475	1,452,101
Total liabilities and equity	$3,513,577	$3,084,245
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Rental revenue	$394,660	$354,859	$308,403
Other property-related revenue	14,524	12,302	10,183
Management fees and other revenue	23,038	20,735	12,310
Total revenue	432,222	387,896	330,896
OPERATING EXPENSES
Property operating expenses	123,486	110,347	103,875
General and administrative expenses	43,640	44,030	35,924
Depreciation and amortization	117,174	105,119	89,147
Other	808	1,551	296
Total operating expenses	285,108	261,047	229,242
OTHER (EXPENSE) INCOME
Interest expense	(62,595)	(56,464)	(42,724)
Equity in earnings (losses) of unconsolidated real estate ventures	265	(4,970)	(1,423)
Acquisition costs	(2,424)	(1,317)	(663)
Non-operating (expense) income	(1,211)	452	(91)
Gain on sale of self storage properties	—	2,814	391
Other expense	(65,965)	(59,485)	(44,510)
Income before income taxes	81,149	67,364	57,144
Income tax expense	(1,671)	(1,351)	(818)
Net income	79,478	66,013	56,326
Net income attributable to noncontrolling interests	(30,869)	(62,030)	(42,217)
Net income attributable to National Storage Affiliates Trust	48,609	3,983	14,109
Distributions to preferred shareholders	(13,097)	(12,390)	(10,350)
Net income (loss) attributable to common shareholders	$35,512	$(8,407)	$3,759

Earnings (loss) per share - basic and diluted	$0.53	$(0.15)	$0.07

Weighted average shares outstanding - basic	66,547	58,208	53,293
Weighted average shares outstanding - diluted	66,607	58,208	53,293

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$79,478	$66,013	$56,326
Other comprehensive income (loss)
Unrealized (loss) gain on derivative contracts	(73,544)	(29,941)	3,598
Reclassification of other comprehensive loss (income) to interest expense	14,520	(3,337)	(1,817)
Other comprehensive (loss) income	(59,024)	(33,278)	1,781
Comprehensive income	20,454	32,735	58,107
Comprehensive income attributable to noncontrolling interests	(9,390)	(49,977)	(43,244)
Comprehensive income (loss) attributable to National Storage Affiliates Trust	$11,064	$(17,242)	$14,863

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2017	6,900,000	$172,500	50,284,934	$503	$711,467	$(55,729)	$12,282	$430,464	$1,271,487
OP equity recorded in connection with property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs			—	—	—	—	—	27,962	27,962
Redemptions of OP units	—	—	462,778	5	5,904	—	172	(6,081)	—
Issuance of common shares, net of offering costs	—	—	5,900,000	59	175,557	—	—	—	175,616
Effect of changes in ownership for consolidated entities	—	—	—	—	(48,830)	—	410	48,420	—
Issuance of OP units	—	—	—	—	—	—	—	1,236	1,236
Equity-based compensation expense	—	—	—	—	253	—	—	3,584	3,837
Issuance of restricted common shares	—	—	12,311	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares	—	—	(6,014)	—	(75)	—	—	—	(75)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	642	642
Preferred share dividends	—	—	—	—	—	(10,350)	—	—	(10,350)
Common share dividends	—	—	—	—	—	(62,152)	—	—	(62,152)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(64,011)	(64,011)
Other comprehensive income	—	—	—	—	—	—	754	1,027	1,781
Net income	—	—	—	—	—	14,109	—	42,217	56,326
Balances, December 31, 2018	6,900,000	172,500	56,654,009	567	844,276	(114,122)	13,618	485,460	1,402,299
Issuance of preferred shares, net of offering costs	1,785,680	44,642	—	—	(1,018)	—	—	—	43,624
OP equity recorded in connection with property acquisitions:
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	51,321	51,321
Redemptions of Series A-1 preferred units	41,439	1,036	—	—	20	—	—	(1,056)	—
Redemptions of OP units	—	—	581,001	6	4,794	—	(41)	(4,759)	—
Issuance of common shares, net of offering costs	—	—	2,412,770	24	71,867	—	—	—	71,891
Effect of changes in ownership for consolidated entities	—	—	—	—	(14,429)	—	(185)	14,614	—
Issuance of OP units	—	—	—	—	—	—	—	8,540	8,540
Equity-based compensation expense	—	—	—	—	322	—	—	4,205	4,527
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	179	179
Issuance of restricted common shares	—	—	18,218	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(6,890)	—	(69)	—	—	—	(69)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	505	505
Preferred share dividends	—	—	—	—	—	(12,390)	—	—	(12,390)
Common share dividends	—	—	—	—	—	(74,546)	—	—	(74,546)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(76,515)	(76,515)
Other comprehensive loss	—	—	—	—	—	—	(21,225)	(12,053)	(33,278)
Net income	—	—	—	—	—	3,983	—	62,030	66,013
Balances, December 31, 2019	8,727,119	218,178	59,659,108	597	905,763	(197,075)	(7,833)	532,471	1,452,101
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	36,222	36,222
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
LTIP units	—	—	—	—	—	—	—	1,011	1,011
Redemptions of Series A-1 preferred units	5,600	140	—	—	—	—	—	(140)	—
Redemptions of OP units	—	—	892,070	9	10,479	—	(685)	(9,803)	—
Issuance of common shares, net of offering costs	—	—	2,622,892	26	83,878	—	—	—	83,904
Merger and internalization of PRO, net of issuance costs	—	—	8,105,192	81	43,499	—	(402)	(33,583)	9,595
Effect of changes in ownership for consolidated entities	—	—	—	—	6,825	—	(2,619)	(4,206)	—
Equity-based compensation expense	—	—	—	—	364	—	—	3,914	4,278
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	40	40
Issuance of restricted common shares	—	—	21,861	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(8,006)	—	(94)	—	—	—	(94)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	310	310
Preferred share dividends	—	—	—	—	—	(13,097)	—	—	(13,097)
Common share dividends	—	—	—	—	—	(90,141)	—	—	(90,141)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(74,108)	(74,108)
Other comprehensive loss	—	—	—	—	—	—	(37,545)	(21,479)	(59,024)
Net income	—	—	—	—	—	48,609	—	30,869	79,478
Balances, December 31, 2020	8,732,719	$218,318	71,293,117	$713	$1,050,714	$(251,704)	$(49,084)	$461,518	$1,430,475

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net income	$79,478	$66,013	$56,326
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,174	105,119	89,147
Amortization of debt issuance costs	3,088	2,913	2,569
Amortization of debt discount and premium, net	(1,075)	(1,427)	(1,469)
Gain on sale of self storage properties	—	(2,814)	(391)
Mark-to-market changes in value on equity securities	142	(610)	—
Equity-based compensation expense	4,278	4,527	3,837
Equity in (earnings) losses of unconsolidated real estate ventures	(265)	4,970	1,423
Distributions from unconsolidated real estate ventures	14,634	14,551	8,187
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(3,440)	110	(5,713)
Accounts payable and accrued liabilities	7,445	5,617	6,597
Deferred revenue	(805)	(2,318)	1,283
Net Cash Provided by Operating Activities	220,654	196,651	161,796
INVESTING ACTIVITIES
Acquisition of self storage properties	(496,509)	(371,096)	(313,712)
Capital expenditures	(16,395)	(20,594)	(19,014)
Investments in and advances to unconsolidated real estate ventures	(4,382)	—	(165,642)
Distributions from unconsolidated real estate ventures	1,494	11,543	—
Deposits and advances for self storage property and other acquisitions	(1,087)	(4,438)	(20,977)
Expenditures for corporate furniture, equipment and other	(364)	(862)	(403)
Acquisition of equity securities	—	(12,674)	—
Proceeds from sale of equity securities	7,560	5,356	—
Acquisition of interest in reinsurance company and related cash flows	—	(6,600)	—
Net proceeds from sale of self storage properties	—	6,335	5,259
Net Cash Used In Investing Activities	(509,683)	(393,030)	(514,489)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	82,917	70,637	175,616
Proceeds from issuance of preferred shares	—	43,624	—
Borrowings under debt financings	929,500	822,000	822,500
Receipts for OP unit subscriptions	661	1,271	1,211
Principal payments under debt financings	(546,147)	(561,628)	(507,239)
Payment of dividends to common shareholders	(90,141)	(74,546)	(62,152)
Payment of dividends to preferred shareholders	(13,097)	(12,390)	(10,350)
Distributions to noncontrolling interests	(73,798)	(76,010)	(63,350)
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Debt issuance costs	(2,471)	(8,487)	(2,860)
Equity offering costs	(970)	(179)	(727)
Net Cash Provided by Financing Activities	286,454	204,292	352,649
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(2,575)	7,913	(44)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	24,276	16,363	16,407
End of year	$21,701	$24,276	$16,363

Supplemental Cash Flow Information
Cash paid for interest	$59,346	$52,666	$40,475
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions:
Issuance of OP units and subordinated performance units	$37,233	$51,826	$28,063
Deposits on acquisitions applied to purchase price	4,438	20,977	5,050
Assumption of mortgages payable	—	—	7,581
Other net liabilities assumed	3,626	2,403	2,167
Merger and internalization of PRO:
Redemptions and conversions of partnership interests	33,583	—	—
Issuance of common shares for management platform	10,301	—	—
Issuance of OP unit subscription liability through reduced distributions	987	1,253	1,236
Settlement of acquisition receivables through reduced distributions	310	505	642
Increase in OP unit subscription liability through reduced distributions	—	—	19
Change in payables for offering costs	970	(321)	626
Settlement of offering expenses from equity issuance proceeds	207	1,241	575
Operating lease right-of-use assets on balance sheet due to implementation of leases standard	—	23,306	—
Operating lease liabilities on balance sheet due to implementation of leases standard	—	24,665	—

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
The Company owned 644 consolidated self storage properties in 33 states and Puerto Rico with approximately 39.3 million rentable square feet (unaudited) in approximately 309,000 storage units as of December 31, 2020. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage ("Moove In") and Blue Sky Self Storage, LLC ("Blue Sky").
On March 31, 2020, the Company closed on the mergers of SecurCare Self Storage, Inc. and its controlled affiliates ("SecurCare"), which prior to the merger and internalization was the Company's largest PRO, and DLAN Corporation ("DLAN") with and into wholly-owned subsidiaries of the Company. As a result of the mergers, SecurCare's property management platform and related intellectual property were internalized by the Company, and the Company no longer pays any supervisory and administrative fees or reimbursements to SecurCare. In addition, distributions on the series of subordinated performance units related to SecurCare's managed portfolio were discontinued. As part of the internalization, most of SecurCare's employees and other key persons were offered and provided employment by the Company and continue managing SecurCare's portfolio of properties as members of the Company's existing property management platform.
As of December 31, 2020, the Company also managed through its property management platform an additional portfolio of 177 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.7 million rentable square feet, configured in approximately 104,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of December 31, 2020, in total, the Company operated and held ownership interests in 821 self storage properties located across 36 states and Puerto Rico with approximately 52.0 million rentable square feet in approximately 413,000 storage units.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP").

Table of Content
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
As of December 31, 2020, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 DownREIT partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $225.1 million and $233.1 million as of December 31, 2020 and December 31, 2019, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $100.7 million and $136.4 million as of December 31, 2020 and December 31, 2019, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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

Table of Content
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $11.1 million, $9.1 million and $7.5 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the years ended December 31, 2020, 2019 and 2018, the Company recognized retail sales of $1.8 million, $1.7 million and $1.5 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture, the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue

Table of Content
management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the years ended December 31, 2020, 2019 and 2018, the Company recognized property management fees, call center fees and platform fees of $13.1 million, $12.8 million and $7.8 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") during the year ended December 31, 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. Accordingly, the Company's performance obligation related to the Initial 2016 JV Portfolio was satisfied during the year ended December 31, 2020. As of December 31, 2020 and 2019, the Company had deferred revenue related to the acquisition fees of $1.3 million and $2.8 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the years ended December 31, 2020, 2019 and 2018, the Company recognized acquisition fees of $1.7 million, $1.8 million and $1.6 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $6.3 million, $4.7 million and $2.4 million, respectively, of revenue related to these activities.
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $5.8 million, $5.2 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Acquisition Costs
The Company incurs title, legal and consulting fees, and other costs associated with the completion of acquisitions. The Company's self storage property acquisitions are accounted for as asset acquisitions, and accordingly, acquisition costs directly related to the self storage property acquisitions were capitalized as part of the basis of the acquired properties. Indirect acquisition costs remain included in acquisition costs in the accompanying statements of operations in the period in which they were incurred.
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

Table of Content
income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its customers, facilitating sales by PROs of tenant insurance and holding assets that the Company is not permitted to hold directly. A TRS is subject to federal and state income taxes.
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2020 and 2019.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2020 and 2019. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; the 2017 tax year is the earliest period that remains open to examination by these taxing jurisdictions.
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

Table of Content
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

Table of Content
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
Goodwill
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates goodwill for potential impairment annually, or whenever impairment indicators are present. The Company determined that there was no impairment to goodwill during the years ended December 31, 2020 and 2019.
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the year ended December 31, 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur. See Note 14 for additional detail about the Company's derivatives.

Table of Content
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
Forward Equity Offering
On September 22, 2020, the Company entered into an underwriting agreement, as well as certain forward sale agreements, with a syndicate of banks acting as underwriters, forward sellers, and/or forward purchasers in connection with an underwritten public offering of 4,500,000 common shares at a public offering price of $33.15 per share (the "forward offering"). The underwriters were granted a 30-day option to purchase up to an additional 675,000 common shares at the same price, which they partially exercised for an additional 400,000 common shares on October 6, 2020. Therefore, the forward sellers or their affiliates, at the Company's request, borrowed from third parties and sold to the underwriters an aggregate of 4,900,000 common shares, which the underwriters sold at an offering price of $33.15 per share, for proceeds of approximately $162.4 million. As a result of this forward construct, the Company did not receive any proceeds from the sale of such shares at closing. The Company has determined that the forward sale agreements agreements are not considered to be derivative instruments under the guidance within ASC 815.
On December 30, 2020, the Company settled a portion of the forward offering by physically delivering 1,850,510 common shares to the forward purchasers for net proceeds of approximately $60.0 million. As of December 31, 2020, 3,049,490 shares remained outstanding under the forward sale agreements.
Series A Preferred Shares
The 6.000% cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") rank senior to the Company's common shares with respect to rights and rights upon its liquidation, dissolution or winding up. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. Generally, the Series A Preferred Shares become redeemable by the Company beginning in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends.
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

Table of Content
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
During the year ended December 31, 2020, the Company sold 743,915 of its common shares through the ATM program at an average offering price of $33.01 per share, resulting in net proceeds to the Company of approximately $22.9 million, after deducting compensation payable by the Company to such agents and offering expenses.
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
As of December 31, 2020 and 2019, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2020	2019
Series A-1 preferred units	637,382	642,982
OP units	29,616,809	30,188,305
Subordinated performance units	9,030,872	11,014,195
LTIP units	734,196	743,566
DownREIT units
DownREIT OP units	1,924,918	1,848,261
DownREIT subordinated performance units	4,337,111	4,371,622
Total	46,281,288	48,808,931
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A Preferred Shares or the issuance of 6.000% Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The decrease in Series A-1 preferred units outstanding from December 31, 2019 to December 31, 2020 was due to the redemption of 5,600 Series A-1 preferred units for Series A preferred shares.

Table of Content
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
The decrease in OP units outstanding from December 31, 2019 to December 31, 2020 was due to the redemption of 892,070 OP units for common shares, the exchange of 368,500 DownREIT OP units in redemption of an equivalent number of outstanding OP units, which were subsequently retired by the operating partnership and the exchange of 47,328 OP units for an equivalent number of subordinated performance units offset by the following: 445,701 OP units issued upon the conversion of 332,738 subordinated performance units (as discussed further below), 755,007 OP units issued in connection with the acquisition of self storage properties and 246,156 LTIP units which were converted into an equivalent number of OP units. In addition, in connection with the completion of the SecurCare and DLAN mergers, the Company's operating partnership retired 710,462 OP Units.
The increase in DownREIT OP units outstanding from December 31, 2019 to December 31, 2020 was due to the exchange of 368,500 DownREIT OP units held by the operating partnership in redemption of an equivalent number of outstanding OP Units, which were subsequently retired by the operating partnership, and the issuance of 115,888 DownREIT OP units related to the conversion of 34,511 DownREIT subordinated performance units (as discussed further below) partially offset by the contribution of 407,731 DownREIT OP units (which were previously included in the above table because they were not held by the Company) to the operating partnership in connection with the SecurCare and DLAN mergers.
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
The decrease in subordinated performance units outstanding from December 31, 2019 to December 31, 2020 was due to the retirement of 2,001,441 subordinated performance units in connection with the SecurCare merger and the voluntary conversion of 332,738 subordinated performance units into 445,701 OP units, partially offset by the issuance of 303,528 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties and 47,328 subordinated performance units issued in exchange for an equivalent number of OP units.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2019 to December 31, 2020 was due to the conversion of 34,511 DownREIT subordinated performance units into 115,888 DownREIT OP units.

Table of Content
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
The decrease in LTIP units outstanding from December 31, 2019 to December 31, 2020 was due to the conversion of 246,156 LTIP units into an equivalent number of OP units offset by the issuance of 236,786 compensatory LTIP units to employees, trustees and consultants, net of forfeitures.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	December 31,
	2020	2019
Land	$738,863	$649,938
Buildings and improvements	2,892,490	2,435,171
Furniture and equipment	7,839	6,610
Total self storage properties	3,639,192	3,091,719
Less accumulated depreciation	(443,623)	(337,822)
Self storage properties, net	$3,195,569	$2,753,897

Depreciation expense related to self storage properties amounted to $105.9 million, $92.2 million and $76.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of December 31, 2020, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 103 self storage properties containing approximately 7.8 million rentable square feet, configured in over 64,000 storage units and located across 17 states.
The 2018 Joint Venture acquired one self storage property for $9.7 million during the year ended December 31, 2020, which was combined and is being operated together with one of the 2018 Joint Venture's existing properties. The 2018 Joint Venture financed the acquisition with $4.7 million of debt financing and $5.0 million of capital contributions from the 2018 Joint Venture members, of which the Company contributed $1.3 million for its 25% proportionate share.
2016 Joint Venture
As of December 31, 2020, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.

The 2016 Joint Venture acquired two self storage properties for $12.1 million during the year ended December 31, 2020. The 2016 Joint Venture financed these acquisitions with capital contributions from the 2016 Joint Venture members, of which the Company contributed $3.1 million for its 25% proportionate share.
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
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31,
	2020	2019
ASSETS
Self storage properties, net	$1,799,522	$1,835,235
Other assets	24,397	22,413
Total assets	$1,823,919	$1,857,648
LIABILITIES AND EQUITY
Debt financing	$1,000,464	$989,182
Other liabilities	21,612	20,487
Equity	801,843	847,979
Total liabilities and equity	$1,823,919	$1,857,648

The following table presents the combined condensed operating information of the Company's unconsolidated real estate ventures for the years ended December 31, 2020 and 2019 and the period ended December 31, 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Total revenue	$164,762	$162,827	$94,507
Property operating expenses	49,632	49,845	30,229
Net operating income	115,130	112,982	64,278
Supervisory, administrative and other expenses	(10,935)	(10,818)	(6,397)
Depreciation and amortization	(61,188)	(79,556)	(40,930)
Interest expense	(41,204)	(39,936)	(20,718)
Loss on sale of self storage properties	—	(806)	(820)
Acquisition and other expenses	(969)	(1,971)	(1,188)
Net income (loss)	$834	$(20,105)	$(5,775)

The combined condensed operating information in the table above only includes information for the 2018 Joint Venture following the acquisition of the Initial 2018 JV Portfolio in September 2018.
6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 77 self storage properties and two expansion projects to existing properties with an estimated fair value of $543.3 million during the year ended December 31, 2020 and 69 self storage properties with an estimated fair value of $447.8 million during the year ended December 31, 2019. Of these acquisitions, during the year ended December 31, 2020, 11 self storage properties with an estimated fair value of $92.9 million were acquired by the Company from its PROs. During the year ended December 31, 2019, 19 self storage properties with an estimated fair value of $131.3 million were acquired by the Company from its PROs and one self storage property with an estimated fair value of $4.1 million was acquired by the Company from the 2016 Joint Venture.
The self storage property acquisitions were accounted for as asset acquisitions and accordingly, during the years ended December 31, 2020 and 2019, $4.7 million and $3.6 million, respectively, of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $11.7 million and $10.9 million during the years ended December 31, 2020 and 2019, respectively, resulting in a total fair value of $531.6 million and $436.9 million allocated to real estate during the years ended December 31, 2020 and 2019, respectively.
The following table summarizes, by calendar quarter, the investments in self storage property acquisitions completed by the Company during the years ended December 31, 2020 and 2019 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment
	Number of Properties	Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2020	36	$214,584	$7,217	$972	$222,773
June 30, 2020	4	30,198	5,842	207	36,247
September 30, 2020	4	20,173	3,427	204	23,804
December 31, 2020	33	237,517	20,747	2,244	260,508
Total	77	$502,472	$37,233	$3,627	$543,332

March 31, 2019	32	$160,531	$33,356	$674	$194,561
June 30, 2019	24	168,442	15,515	1,378	185,335
September 30, 2019	6	34,624	950	197	35,771
December 31, 2019	7	30,004	2,005	154	32,163
Total	69	$393,601	$51,826	$2,403	$447,830
(1)Value of OP equity represents the fair value of Series A-1 preferred units, OP units, subordinated performance units, and LTIP units.
The results of operations for these self storage acquisitions are included in the Company's statements of operations beginning on the respective closing date for each acquisition. The accompanying statements of operations includes aggregate revenue of $21.3 million and operating losses of $0.3 million related to the 77 self storage properties acquired during the year ended December 31, 2020. For the year ended December 31, 2019, the accompanying statements of operations includes aggregate revenue of $30.4 million and operating income of $2.5 million related to the 69 self storage properties acquired during such period.
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
The allocation of the purchase price requires judgment and was based on the Company's valuations, estimates and assumptions of the acquisition date fair value of the tangible and intangible assets acquired and liabilities assumed. This estimation process was completed during the year ended December 31, 2020.
Dispositions
During the year ended December 31, 2019, the Company sold one self storage property to an unrelated third party. The gross sales price was $6.5 million and the Company recognized $2.8 million of gain on the sale.
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2020	2019
Customer in-place leases, net of accumulated amortization of $5,322 and $7,267, respectively	$6,460	$3,704
Receivables:
Trade, net	2,734	2,809
PROs and other affiliates	2,974	2,773
Receivable from unconsolidated real estate ventures	5,825	4,765
Property acquisition deposits	1,087	4,438
Interest rate swaps	—	980
Equity securities	—	7,703
Prepaid expenses and other	7,099	4,762
Corporate furniture, equipment and other, net	1,673	1,925
Trade name	6,380	3,200
Management contracts, net of accumulated amortization of $3,222 and $2,272, respectively	11,998	8,349
Tenant reinsurance intangible, net of accumulated amortization of $903 and $317, respectively	13,737	14,283
Goodwill	8,182	5,750
Total	$68,149	$65,441

Amortization expense related to customer in-place leases amounted to $9.0 million, $11.3 million and $11.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company measured the fair value of the trade name, which has an indefinite life and is not amortized, using the relief from royalty method at acquisition.
The management contract assets are charged to amortization expense on a straight-line basis over 15 years, which represents the time period over which the majority of value was attributed in the Company’s discounted cash flow models. Amortization expense related to the management contracts amounted to $1.0 million, $0.7 million and $0.7 million for the years ended December 31, 2020, 2019 and 2018 respectively.

Amortization expense related to the tenant reinsurance intangible amounted to $0.6 million and $0.3 million for the years ended December 31, 2020 and 2019 respectively. See Note 11 for additional details about the Company's tenant reinsurance intangible asset.
Future Intangible Asset Amortization
As of December 31, 2020, the estimated aggregate amortization expense for the Company's customer in-place leases, management contracts and tenant reinsurance intangible asset for the succeeding five years are as follows (in thousands):

Year Ending December 31,	Total Aggregate Estimated Amortization Expense
2021	$8,049
2022	1,604
2023	1,604
2024	1,603
2025	1,600
Thereafter	17,735
Total	$32,195

8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2020 and 2019 is summarized as follows (dollars in thousands):

		December 31,
	Interest Rate(1)	2020	2019
Credit Facility:
Revolving line of credit	1.44%	$174,000	$—
Term loan A	3.74%	125,000	125,000
Term loan B	2.91%	250,000	250,000
Term loan C	2.80%	225,000	225,000
Term loan D	3.57%	175,000	175,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
2030 Senior Unsecured Notes	2.99%	150,000	—
2031 Senior Unsecured Notes	4.08%	50,000	50,000
2032 Senior Unsecured Notes	3.09%	100,000	—
Fixed rate mortgages payable	4.26%	223,614	264,260
Total principal		1,922,614	1,539,260
Unamortized debt issuance costs and debt premium, net		(5,643)	(5,213)
Total debt		$1,916,971	$1,534,047

(1)Represents the effective interest rate as of December 31, 2020. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

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
On July 29, 2019, the Company entered into interest rate swap agreements which together with the Company's existing interest rate swap agreements, fix the interest rates through maturity for the Term Loan A, Term Loan B, Term Loan C and Term Loan D. As of December 31, 2020, the Term Loan A, Term Loan B, Term Loan C and Term Loan D had effective interest rates of 3.74%, 2.91%, 2.80% and 3.57%, respectively.
As of December 31, 2020, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $320.3 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
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
In addition, the terms of the credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2020, the Company was in compliance with all such covenants.

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
2029 And 2031 Senior Unsecured Notes
On August 30, 2019, the operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 (the "2029 Notes") and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 (the "2031 Notes") in a private placement to certain institutional accredited investors. The senior unsecured notes are governed by a Note Purchase Agreement, dated July 30, 2019 (the "2019 Note Purchase Agreement"), by and among the operating partnership as issuer, the Company, and the purchasers of senior unsecured notes.
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2020. The 2029 Notes and 2031 Notes are senior unsecured obligations of the Company and will be jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors, upon issuance. The 2029 Notes and 2031 Notes rank pari passu with the credit facility, the 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2030 Notes and 2032 Notes (defined below). The 2019 Note Purchase Agreement contains financial covenants that are substantially similar to those described under the heading "Credit Facility" above. In addition, the terms of the 2019 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2020, the Company was in compliance with all such covenants.
2030 And 2032 Senior Unsecured Notes
On October 22, 2020, the operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 (the "2030 Notes") and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 (the "2032 Notes") in a private placement to certain institutional investors. The senior unsecured notes are governed by a Note Purchase Agreement dated August 4, 2020 (the "2020 Note Purchase Agreement"), by and among the operating partnership as issuer, the Company, and the purchasers of the senior unsecured notes.
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2021. The senior unsecured notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The senior unsecured notes rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2029 Notes and 2031 Notes. The 2020 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the 2020 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2020, the Company was in compliance with all such covenants.
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through October 2031, and have effective interest rates that range from 3.63% to 5.00%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.
Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2020, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
2021	$7,670	$(1,675)	$5,995
2022	4,374	(1,665)	2,709
2023	376,813	(1,312)	375,501
2024	445,964	(943)	445,021
2025	227,185	(371)	226,814
Thereafter	860,608	323	860,931
	$1,922,614	$(5,643)	$1,916,971

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
As of December 31, 2020, the Company did not have outstanding under its equity compensation plan, any options, warrants or rights to purchase the Company's common shares.
LTIP Units
Through December 31, 2020, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan, 996,562 LTIP units have been issued under the 2015 Plan, and 373,353 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times through February 19, 2024.
Compensatory Grants
The Company grants two types of compensatory LTIP units, time-based LTIP unit awards that are subject to time-based vesting typically over a period of one to three years from the grant date, so long as such person remains an employee or trustee, and performance-based LTIP unit awards, which are designed to align the interests of the Company's executive officers with those of the Company's shareholders in a pay-for-performance structure. The performance-based LTIP unit awards vest contingent upon the achievement of performance criteria measured over a period of three years from the grant date, which is based on the Company's total shareholder return ("TSR") relative to the TSR of the companies in the Morgan Stanley Capital International US REIT Index and the Company's TSR relative to the TSR of its peers in the self storage industry. The value of the performance-based LTIP unit awards takes into consideration the probability that the awards will ultimately vest; therefore previously recorded compensation expense is not adjusted in the event that the performance criteria is not achieved.
Compensation expense related to compensatory LTIP units granted to members of the Company's senior management team, the Company's independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying statements of operations. Total compensation cost recognized for the compensatory LTIP unit awards was $3.9 million, $4.2 million and $3.6 million for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, total unvested compensation cost not yet recognized was $4.4 million. The Company expects to recognize this compensation cost over a period of approximately 3.2 years. If the grantee has a termination of service for any reason during the vesting period, the unvested LTIP units will be forfeited.
Time-based LTIP unit awards are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant. The following table summarizes activity for the time-based LTIP unit awards for the years ended December 31, 2020, 2019 and 2018:

	Time-Based LTIP Unit Awards
	2020		2019		2018
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	181,937	$26.55	223,812	$23.54	227,766	$20.37
Granted	111,898	30.14	101,167	27.80	100,176	27.08
Vested	(115,935)	26.52	(138,028)	22.59	(104,130)	20.18
Forfeited	(7,635)	26.72	(5,014)	26.25	—	—
Unvested at end of year	170,265	$28.93	181,937	$26.55	223,812	$23.54
The aggregate fair value of the time-based LTIP unit awards that vested during the years ended December 31, 2020, 2019 and 2018 was $3.1 million, $3.1 million and $2.1 million, respectively.
The following table summarizes activity for the performance-based LTIP unit awards granted during the year ended December 31, 2020, 2019 and 2018, including the minimum, target and maximum number of LTIP units that may be earned upon the achievement of the performance criteria measured over the period of three years from the grant date.

	Performance-Based LTIP Unit Awards
	Minimum	Target	Maximum	Weighted Average Grant-Date Fair Value
Outstanding unvested at December 31, 2017	—	40,390	90,874	$27.63
Granted	—	46,017	69,025	24.67
Outstanding unvested at December 31, 2018	—	86,407	159,899	$26.35
Granted	—	53,128	106,252	29.76
Outstanding unvested at December 31, 2019	—	139,535	266,151	$27.71
Granted	—	53,835	107,667	35.67
Vested	—	(40,390)	(90,874)	27.63
Forfeited	—	(18,493)	(32,930)	27.53
Outstanding unvested at December 31, 2020	—	134,487	250,014	$30.69
The aggregate fair value of the performance-based LTIP unit awards that vested during the year ended December 31, 2020 was $1.1 million. The fair value of the performance-based LTIP unit awards, which have a market condition, is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the performance-based LTIP unit awards granted during the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Risk-free interest rate	1.37%	2.51%	2.04%
Dividend yield	4.13%	4.54%	4.11%
Expected volatility	24.43%	25.40%	24.44%
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan and on January 23, 2020 the Company granted 28,894 LTIP units under the LP Agreement as part of the consideration for self storage property acquisitions and contributions. The following table summarizes activity for acquisition grants during the years ended December 31, 2020, 2019 and 2018:

Total LTIP units
Total unvested units, December 31, 2017	224,000
Units vested in 2017	—
Total unvested units, December 31, 2018	224,000
Units vested in 2018	—
Total unvested units, December 31, 2019	224,000
Units vested in 2020	—
Units granted in 2020	28,894
Total unvested units, December 31, 2020	252,894

As of December 31, 2020, the remaining unvested LTIP units will vest as additional self storage properties are contributed or sourced. The fair value of such LTIP units will be recorded as additional acquisition consideration based on the fair value in the period such acquisitions are completed.
Grants to Consultants
During the years ended December 31, 2020, 2019 and 2018, the Company issued 28,892, 5,714 and 174 LTIP units, respectively, that were immediately vested to consultants that provided acquisition services. During the years ended December 31, 2020, 2019 and 2018, the self storage properties acquired were accounted for as asset acquisitions and accordingly, the acquisition costs related to the LTIP units granted to consultants were capitalized as part of the basis of the acquired properties. The aggregate fair value of the LTIP units was $1.0 million, $0.2 million and less than $0.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Restricted Common Shares
Through December 31, 2020, an aggregate of 94,215 restricted common shares have been issued under the 2015 Plan. These restricted common shares vest over a weighted average period of approximately 3.1 years. Restricted common shares are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant.

The following table summarizes activity for restricted common shares for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	25,779	$26.26	22,589	$24.83	21,585	$22.43
Granted	21,861	36.19	18,218	26.46	12,311	27.26
Vested	(12,471)	25.85	(10,734)	23.54	(8,041)	21.88
Forfeited	(5,240)	32.00	(4,294)	25.61	(3,266)	25.35
Unvested at end of year	29,929	$32.68	25,779	$26.26	22,589	$24.83

The aggregate fair value of restricted common shares that vested during the years ended December 31, 2020, 2019 and 2018 was $0.3 million, $0.3 million and $0.2 million respectively. Total compensation cost recognized for restricted common shares during the years ended December 31, 2020, 2019 and 2018 was $0.4 million, $0.3 million and $0.3 million, respectively. At December 31, 2020, total unvested compensation cost not yet recognized was $0.6 million. The Company expects to recognize this compensation cost over a period of approximately 3.1 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying statements of operations.
10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$79,478	$66,013	$56,326
Net income attributable to noncontrolling interests	(30,869)	(62,030)	(42,217)
Net income attributable to National Storage Affiliates Trust	48,609	3,983	14,109
Distributions to preferred shareholders	(13,097)	(12,390)	(10,350)
Distributed and undistributed earnings allocated to participating securities	(44)	(35)	(27)
Net income (loss) attributable to common shareholders - basic and diluted	$35,468	$(8,442)	$3,732

Denominator
Weighted average shares outstanding - basic	66,547	58,208	53,293
Effect of dilutive securities:
Weighted average effect of outstanding forward offering agreement	60	—	—
Weighted average shares outstanding - diluted	66,607	58,208	53,293

Earnings (loss) per share - basic and diluted	$0.53	$(0.15)	$0.07
Dividends declared per common share	$1.35	$1.27	$1.16

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2020, 420,280 unvested LTIP units that vest based on a service condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the year ended December 31, 2020, 252,894 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
For the years ended December 31, 2020, 2019 and 2018, potential common shares totaling 48.2 million, 54.2 million and 50.6 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
11. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the years ended December 31, 2020, 2019 and 2018, the Company incurred $16.4 million, $20.0 million and $16.9 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operation of the self storage properties are generally employees of the PROs who charge the Company for the costs associated with the respective employees. For the years ended December 31, 2020, 2019 and 2018, the Company incurred $25.9 million, $32.0 million and $29.5 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying statements of operations.
Due Diligence Costs
During the years ended December 31, 2020, 2019 and 2018, the Company incurred $0.5 million, $0.7 million and $0.4 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. For the years ended December 31, 2020, 2019 and 2018 these due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Notes Receivable
 In connection with the acquisition of 16 self storage properties from PROs during the year ended December 31, 2014, the Company assumed certain mortgages that provided for interest at above-market rates. The sellers of the self storage properties agreed to reimburse the Company for the difference between the fair value and the contractual value of the assumed mortgages which amounted to $5.2 million. Due to the structure of the transaction, the amount owed to the Company was considered a receivable for the issuance of equity and was recorded as an offset against equity. During the years ended December 31, 2020 and 2019, the Company received above-market interest reimbursements from the sellers totaling $1.0 million and $1.3 million, respectively.
In addition, in exchange for $1.0 million and $1.3 million of principal payment reimbursements received related to these assumed mortgages during the years ended December 31, 2020 and 2019, the Company issued 28,467 and 37,770 common shares to the sellers during the years ended December 31, 2020 and 2019, respectively.
Self Storage Property Acquisitions
During the year ended December 31, 2020, the Company acquired one self storage property for $7.5 million from an entity that was partially owned by Arlen Nordhagen, the Company's executive chairman and former chief executive officer, and David Cramer, the Company's chief operating officer. Of the total consideration paid, Mr. Nordhagen's and Mr. Cramer's interest was approximately 58,376 OP Units with a value of $1.5 million and 29,689 OP Units with a value $0.7 million, respectively.
During the year ended December 31, 2020, the Company acquired one self storage property for $8.3 million from a company in which an entity controlled by J. Timothy Warren, a trustee of the Company, was an investor. Mr. Warren's adult children held an ownership interest in such entity. Of the total consideration paid, the interest of Mr. Warren's children was approximately 16,620 OP Units with a value of $0.5 million.
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
Real Estate Leasehold Interests
The Company has eight properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 14 to 72 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying consolidated statements of operations and amounted to $1.8 million, $1.6 million and $1.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Office Leases
The Company has entered into non-cancelable lease agreements for its corporate office space with remaining lease terms ranging from two to eight years. Rent expense related to these office leases is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2020 are as follows:

December 31, 2020
Weighted-average remaining lease term
Real estate leasehold interests	28 years
Office leases	6 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.9%
Office leases	3.8%
As of December 31, 2020, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
2021	$1,444	$471	$1,915
2022	1,459	465	1,924
2023	1,464	430	1,894
2024	1,470	450	1,920
2025	1,521	456	1,977
2026 through 2092	35,206	624	35,830
Total lease payments	$42,564	$2,896	$45,460
Less imputed interest	(20,374)	(330)	(20,704)
Total	$22,190	$2,566	$24,756

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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Interest Rate Swaps Designated as Cash Flow Hedges
Fair value at December 31, 2018	$14,247
Cash flow hedge ineffectiveness included in accumulated other comprehensive income	68
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	(3,337)
Unrealized losses on interest rate swaps included in accumulated other comprehensive income	(29,941)
Fair value at December 31, 2019	$(18,963)

Fair value at December 31, 2019	$(18,963)
Cash flow hedge ineffectiveness included in accumulated other comprehensive income	69
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	14,520
Unrealized losses on interest rate swaps included in accumulated other comprehensive income	(73,544)
Fair value at December 31, 2020	$(77,918)
As of December 31, 2020 and 2019, the Company had outstanding interest rate swaps designated as cash flow hedges with aggregate notional amounts of $1,125.0 million and $1,125.0 million, respectively. As of December 31, 2020, the Company's swaps had a weighted average remaining term of 3.3 years. The fair value of these swaps are presented within other assets and accounts payable and accrued liabilities in the accompanying balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at December 31, 2020 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $20.0 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.90% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from its counterparty to the interest rate swaps.
There were no transfers between levels during the years ended December 31, 2020 and 2019. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2020 and 2019, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities and equity securities reflected in the balance sheets at December 31, 2020 and 2019, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at December 31, 2020 and 2019 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company's fixed rate mortgages payable was approximately $223.6 million as of December 31, 2020 with a fair value of approximately $249.7 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.12%, compared to the weighted average contractual interest rate of 4.69%. The combined principal balance of the Company's fixed rate mortgages was approximately $264.3 million as of December 31, 2019 with a fair value of approximately $280.9 million. In determining the fair value as of December 31, 2019, the Company estimated a weighted average market interest rate of approximately 3.28%, compared to the weighted average contractual interest rate of 4.81%.
15. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
In January and February 2021, the Company acquired 13 self storage properties for approximately $84.5 million. Consideration for these acquisitions included approximately $78.1 million of net cash, the assumption of $0.6 million of other working capital liabilities and OP equity of approximately $5.8 million (consisting of the issuance of 126,867 OP Units and 31,119 subordinated performance units). In connection with these acquisitions, the Company reimbursed the PROs for approximately $0.2 million of due diligence costs related to the self storage properties sourced by the PROs.
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
During the year ended December 31, 2020, the Company received notices requesting the conversion of 32,741 subordinated performance units. Effective January 1, 2021, the Company issued 63,033 OP units in satisfaction of such conversion requests.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2020
(dollars in thousands)

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Mobile	AL	$991	$4,874	$806	$991	$5,680	$6,671	$1,532	4/12/2016
Lake Havasu City-Kingman	AZ	671	1,572	300	671	1,872	2,543	582	4/1/2014
Lake Havasu City-Kingman	AZ	722	2,546	82	722	2,628	3,350	1,007	7/1/2014
Lake Havasu City-Kingman	AZ	711	5,438	7	711	5,445	6,156	46	10/29/2020
Phoenix-Mesa-Scottsdale	AZ	1,089	6,607	106	1,089	6,713	7,802	1,963	6/30/2014
Phoenix-Mesa-Scottsdale	AZ	3,813	7,831	98	3,813	7,929	11,742	1,780	9/30/2014
Phoenix-Mesa-Scottsdale	AZ	1,375	2,613	105	1,375	2,718	4,093	1,085	9/30/2014
Phoenix-Mesa-Scottsdale	AZ	1,653	7,531	60	1,653	7,591	9,244	1,483	10/1/2014
Phoenix-Mesa-Scottsdale	AZ	1,661	3,311	105	1,661	3,416	5,077	846	10/1/2014
Phoenix-Mesa-Scottsdale	AZ	1,050	5,359	59	1,050	5,418	6,468	843	1/1/2015
Phoenix-Mesa-Scottsdale	AZ	1,198	1,921	52	1,198	1,973	3,171	533	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	1,324	3,626	91	1,324	3,717	5,041	820	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	3,816	4,348	56	3,816	4,404	8,220	938	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	5,576	6,746	307	5,576	7,053	12,629	1,729	5/19/2016
Phoenix-Mesa-Scottsdale	AZ	1,506	2,881	297	1,609	3,178	4,787	545	7/29/2016
Phoenix-Mesa-Scottsdale	AZ	2,120	5,442	29	2,120	5,471	7,591	721	2/13/2017
Phoenix-Mesa-Scottsdale	AZ	1,809	4,787	80	1,809	4,867	6,676	602	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	840	5,274	33	840	5,307	6,147	639	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	2,111	7,963	37	2,111	8,000	10,111	888	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	748	4,027	215	748	4,242	4,990	562	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	676	4,098	91	676	4,189	4,865	486	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,011	3,453	76	1,011	3,529	4,540	401	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,125	3,554	81	1,125	3,635	4,760	485	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	949	7,351	84	949	7,435	8,384	718	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,419	5,504	73	1,419	5,577	6,996	640	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,117	5,918	228	1,117	6,146	7,263	596	2/1/2018
Phoenix-Mesa-Scottsdale	AZ	1,231	5,107	58	1,231	5,165	6,396	384	1/1/2019
Phoenix-Mesa-Scottsdale	AZ	806	4,041	234	806	4,275	5,081	240	6/19/2019
Tucson	AZ	421	3,855	127	421	3,982	4,403	825	8/29/2013
Tucson	AZ	716	1,365	29	716	1,394	2,110	516	8/29/2013
Tucson	AZ	358	2,047	518	358	2,565	2,923	394	1/4/2018
Tucson	AZ	439	2,501	62	439	2,563	3,002	330	1/4/2018
Tucson	AZ	606	2,580	424	606	3,004	3,610	433	1/4/2018
Bakersfield	CA	511	2,804	213	511	3,017	3,528	621	8/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Bakersfield	CA	1,409	3,907	204	1,228	4,111	5,339	756	8/1/2016
Bakersfield	CA	1,882	3,858	115	1,882	3,973	5,855	841	8/1/2016
Bakersfield	CA	1,355	4,678	315	1,355	4,993	6,348	985	8/1/2016
Bakersfield	CA	1,306	3,440	149	1,306	3,589	4,895	921	8/1/2016
Bakersfield	CA	1,016	3,638	127	1,016	3,765	4,781	650	8/1/2016
Bakersfield	CA	1,579	3,357	132	1,579	3,489	5,068	757	8/1/2016
Bakersfield	CA	750	5,802	131	750	5,933	6,683	1,072	8/1/2016
Fresno	CA	840	7,502	503	840	8,005	8,845	1,956	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	1,530	5,799	321	1,530	6,120	7,650	810	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	2,345	6,820	712	2,345	7,532	9,877	1,015	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	1,350	11,266	176	1,350	11,442	12,792	1,723	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	763	6,258	262	763	6,520	7,283	1,009	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	6,641	8,239	94	6,641	8,333	14,974	1,773	4/1/2014
Los Angeles-Long Beach-Anaheim	CA	1,122	1,881	83	1,122	1,964	3,086	559	6/30/2014
Los Angeles-Long Beach-Anaheim	CA	14,109	23,112	396	14,109	23,508	37,617	6,153	9/17/2014
Los Angeles-Long Beach-Anaheim	CA	7,186	12,771	297	7,186	13,068	20,254	3,328	9/17/2014
Los Angeles-Long Beach-Anaheim(4)	CA	—	7,106	99	—	7,205	7,205	1,774	9/17/2014
Los Angeles-Long Beach-Anaheim	CA	2,366	4,892	142	2,366	5,034	7,400	1,348	9/17/2014
Los Angeles-Long Beach-Anaheim(3)	CA	2,871	3,703	56	2,871	3,759	6,630	860	10/7/2014
Los Angeles-Long Beach-Anaheim(3)	CA	5,448	10,015	363	5,448	10,378	15,826	2,766	10/7/2014
Los Angeles-Long Beach-Anaheim(4)	CA	—	13,150	56	—	13,206	13,206	2,669	1/1/2015
Los Angeles-Long Beach-Anaheim(4)	CA	—	10,084	134	—	10,218	10,218	976	10/3/2017
Modesto	CA	1,526	12,032	68	1,526	12,100	13,626	1,995	11/10/2016
Modesto	CA	773	5,655	19	773	5,674	6,447	783	11/10/2016
Nonmetropolitan Area	CA	425	7,249	22	425	7,271	7,696	1,086	11/10/2016
Riverside-San Bernardino-Ontario	CA	1,842	3,420	56	1,842	3,476	5,318	730	1/1/2015
Riverside-San Bernardino-Ontario	CA	1,981	3,323	95	1,981	3,418	5,399	891	1/1/2015
Riverside-San Bernardino-Ontario(3)	CA	3,418	9,907	145	3,418	10,052	13,470	1,955	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,913	6,072	85	1,913	6,157	8,070	1,417	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	772	4,044	108	772	4,152	4,924	1,133	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	597	5,464	94	597	5,558	6,155	1,106	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	3,022	8,124	105	3,022	8,229	11,251	1,869	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,897	5,725	677	2,467	6,402	8,869	1,849	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,835	5,589	859	2,164	6,448	8,612	1,698	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,484	5,903	86	2,484	5,989	8,473	1,084	8/5/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Riverside-San Bernardino-Ontario(3)	CA	1,139	5,054	36	1,139	5,090	6,229	1,094	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,401	4,577	30	1,401	4,607	6,008	769	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	925	3,459	52	925	3,511	4,436	782	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,174	2,556	108	1,174	2,664	3,838	698	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,506	2,913	47	1,506	2,960	4,466	618	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	631	2,307	82	631	2,389	3,020	669	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,318	2,394	60	1,318	2,454	3,772	659	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,942	2,647	37	1,942	2,684	4,626	845	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,339	2,830	64	1,339	2,894	4,233	705	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,105	2,672	59	1,105	2,731	3,836	799	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,542	2,127	44	1,542	2,171	3,713	631	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,478	4,534	51	1,478	4,585	6,063	788	10/1/2015
Riverside-San Bernardino-Ontario	CA	3,245	4,420	1,461	3,245	5,881	9,126	1,700	5/16/2016
Riverside-San Bernardino-Ontario	CA	670	8,613	463	670	9,076	9,746	1,389	8/1/2016
Riverside-San Bernardino-Ontario	CA	538	3,921	392	538	4,313	4,851	713	8/1/2016
Riverside-San Bernardino-Ontario	CA	382	3,442	415	382	3,857	4,239	628	8/1/2016
Riverside-San Bernardino-Ontario	CA	806	3,852	570	806	4,422	5,228	736	8/1/2016
Riverside-San Bernardino-Ontario	CA	570	4,238	388	570	4,626	5,196	720	8/1/2016
Riverside-San Bernardino-Ontario	CA	345	3,270	200	345	3,470	3,815	601	8/1/2016
Riverside-San Bernardino-Ontario	CA	252	4,419	406	252	4,825	5,077	764	9/1/2016
Riverside-San Bernardino-Ontario	CA	2,691	3,950	217	2,691	4,167	6,858	633	9/1/2016
Riverside-San Bernardino-Ontario	CA	302	4,169	128	302	4,297	4,599	680	5/8/2017
Riverside-San Bernardino-Ontario	CA	896	6,397	604	896	7,001	7,897	1,081	5/31/2017
Riverside-San Bernardino-Ontario(3)	CA	552	3,010	130	552	3,140	3,692	1,035	5/16/2008
Riverside-San Bernardino-Ontario	CA	1,342	4,446	286	1,342	4,732	6,074	1,845	4/1/2013
Riverside-San Bernardino-Ontario	CA	1,672	2,564	74	1,672	2,638	4,310	749	4/1/2014
Riverside-San Bernardino-Ontario	CA	978	1,854	316	978	2,170	3,148	860	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,068	2,609	249	1,068	2,858	3,926	909	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,202	2,032	109	1,202	2,141	3,343	632	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,803	2,758	252	1,803	3,010	4,813	1,111	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,337	4,489	80	1,337	4,569	5,906	1,201	6/30/2014
Riverside-San Bernardino-Ontario	CA	846	2,508	130	846	2,638	3,484	974	7/1/2014
Riverside-San Bernardino-Ontario	CA	1,026	4,552	96	1,026	4,648	5,674	1,162	9/17/2014
Riverside-San Bernardino-Ontario	CA	1,878	5,104	101	1,878	5,205	7,083	1,162	9/17/2014
Riverside-San Bernardino-Ontario	CA	3,974	6,962	151	3,974	7,113	11,087	2,254	10/1/2014

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Riverside-San Bernardino-Ontario	CA	2,018	3,478	751	2,018	4,229	6,247	1,742	10/1/2014
Riverside-San Bernardino-Ontario	CA	1,644	2,588	64	1,644	2,652	4,296	366	5/17/2018
Sacramento-Roseville-Arden-Arcade	CA	1,195	8,407	37	1,195	8,444	9,639	1,134	11/10/2016
Sacramento-Roseville-Arden-Arcade	CA	1,652	9,510	227	1,652	9,737	11,389	1,004	9/26/2018
San Diego-Carlsbad	CA	4,318	19,775	1,113	4,323	20,888	25,211	2,761	8/1/2016
San Diego-Carlsbad(3)	CA	3,703	5,582	140	3,703	5,722	9,425	1,299	9/17/2014
San Diego-Carlsbad	CA	3,544	4,915	342	3,544	5,257	8,801	1,294	10/1/2014
San Diego-Carlsbad(4)	CA	—	5,568	178	—	5,746	5,746	970	1/1/2015
San Diego-Carlsbad(4)	CA	—	4,041	77	—	4,118	4,118	1,269	1/31/2015
Stockton-Lodi	CA	559	5,514	15	559	5,529	6,088	772	11/10/2016
Stockton-Lodi	CA	1,710	8,995	53	1,710	9,048	10,758	1,441	11/10/2016
Stockton-Lodi	CA	1,637	11,901	55	1,637	11,956	13,593	1,293	7/31/2017
Colorado Springs	CO	455	1,351	65	455	1,416	1,871	501	8/29/2007
Colorado Springs	CO	588	2,162	1,140	588	3,302	3,890	1,072	3/26/2008
Colorado Springs	CO	632	3,118	420	632	3,538	4,170	1,259	3/26/2008
Colorado Springs	CO	414	1,535	378	414	1,913	2,327	678	5/1/2008
Colorado Springs(3)	CO	300	1,801	129	300	1,930	2,230	575	6/1/2009
Colorado Springs	CO	766	5,901	681	766	6,582	7,348	862	10/19/2017
Colorado Springs	CO	1,499	6,088	7	1,499	6,095	7,594	156	3/27/2020
Colorado Springs	CO	1,724	6,432	7	1,724	6,439	8,163	179	5/20/2020
Colorado Springs	CO	236	661	3	236	664	900	9	9/8/2020
Colorado Springs	CO	1,220	2,374	12	1,220	2,386	3,606	36	9/8/2020
Colorado Springs	CO	1,041	2,961	—	1,041	2,961	4,002	5	12/17/2020
Denver-Aurora-Lakewood	CO	868	128	2,306	868	2,434	3,302	655	6/22/2009
Denver-Aurora-Lakewood	CO	938	8,449	42	938	8,491	9,429	1,021	11/1/2016
Fort Collins	CO	3,213	3,087	244	3,213	3,331	6,544	1,148	8/29/2007
Fort Collins	CO	2,514	1,786	117	2,514	1,903	4,417	651	8/29/2007
Pueblo	CO	156	2,797	17	156	2,814	2,970	473	2/17/2016
Norwich-New London	CT	852	6,006	14	852	6,020	6,872	8	12/2/2020
Cape Coral-Fort Myers(3)	FL	4,122	8,453	81	4,122	8,534	12,656	1,437	4/1/2016
Crestview-Fort Walton Beach-Destin	FL	684	12,857	40	684	12,897	13,581	667	1/1/2019
Crestview-Fort Walton Beach-Destin	FL	2,001	12,948	34	2,001	12,982	14,983	624	6/21/2019
Crestview-Fort Walton Beach-Destin	FL	813	3,509	89	813	3,598	4,411	137	12/17/2019
Crestview-Fort Walton Beach-Destin	FL	1,285	5,292	215	1,285	5,507	6,792	231	12/17/2019
Crestview-Fort Walton Beach-Destin	FL	407	14,655	160	407	14,815	15,222	412	1/14/2020

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Crestview-Fort Walton Beach-Destin	FL	1,179	8,405	328	1,179	8,733	9,912	309	1/16/2020
Deltona-Daytona Beach-Ormond Beach	FL	1,778	8,489	32	1,778	8,521	10,299	179	6/8/2020
Gainesville	FL	1,072	4,698	111	1,072	4,809	5,881	588	1/10/2018
Gainesville	FL	264	2,369	108	264	2,477	2,741	233	12/18/2018
Gainesville	FL	457	2,120	350	457	2,470	2,927	141	12/19/2019
Jacksonville	FL	2,087	19,473	238	2,087	19,711	21,798	2,400	11/10/2016
Jacksonville	FL	1,629	4,929	359	1,629	5,288	6,917	882	11/10/2016
Jacksonville	FL	527	2,434	940	527	3,374	3,901	655	12/20/2017
Lakeland-Winter Haven(3)	FL	972	2,159	168	972	2,327	3,299	543	5/4/2015
Naples-Immokalee-Marco Island(3)	FL	3,849	16,688	446	3,849	17,134	20,983	2,411	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,211	5,682	84	2,211	5,766	7,977	942	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,488	7,282	171	2,488	7,453	9,941	1,157	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,767	5,955	60	1,767	6,015	7,782	1,058	4/1/2016
North Port-Sarasota-Bradenton	FL	2,143	5,005	3,890	3,373	8,895	12,268	1,849	10/11/2016
North Port-Sarasota-Bradenton(3)	FL	1,924	4,514	316	1,924	4,830	6,754	910	4/1/2016
North Port-Sarasota-Bradenton	FL	1,176	3,421	20	1,176	3,441	4,617	563	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,839	8,377	69	1,839	8,446	10,285	1,179	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,507	7,766	82	2,507	7,848	10,355	1,200	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,685	5,439	112	1,685	5,551	7,236	931	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	437	5,128	199	437	5,327	5,764	923	4/1/2016
North Port-Sarasota-Bradenton	FL	1,015	3,031	53	1,015	3,084	4,099	480	4/1/2016
North Port-Sarasota-Bradenton	FL	1,985	4,299	905	1,985	5,204	7,189	793	1/31/2017
North Port-Sarasota-Bradenton	FL	1,336	4,085	4	1,336	4,089	5,425	486	4/6/2017
North Port-Sarasota-Bradenton	FL	2,105	8,217	45	2,105	8,262	10,367	657	1/1/2019
Orlando-Kissimmee-Sanford	FL	2,426	9,314	173	2,426	9,487	11,913	1,352	11/10/2016
Orlando-Kissimmee-Sanford	FL	2,166	4,672	119	2,166	4,791	6,957	770	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,583	8,752	148	4,583	8,900	13,483	1,587	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,181	4,268	215	4,181	4,483	8,664	697	6/30/2017
Palm Bay-Melbourne-Titusville	FL	1,125	4,362	25	1,125	4,387	5,512	293	1/1/2019
Panama City	FL	2,332	6,847	23	2,332	6,870	9,202	389	6/21/2019
Panama City	FL	810	3,105	45	810	3,150	3,960	148	8/22/2019
Pensacola-Ferry Pass-Brent	FL	1,025	8,157	185	1,025	8,342	9,367	879	10/3/2017
Pensacola-Ferry Pass-Brent	FL	841	5,075	258	841	5,333	6,174	650	2/20/2018
Pensacola-Ferry Pass-Brent	FL	644	4,785	176	644	4,961	5,605	424	12/12/2018
Pensacola-Ferry Pass-Brent	FL	1,182	5,008	33	1,182	5,041	6,223	282	6/21/2019

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Punta Gorda(3)	FL	1,157	2,079	816	1,157	2,895	4,052	413	4/27/2017
Tampa-St. Petersburg-Clearwater(3)	FL	5,436	10,092	67	5,436	10,159	15,595	1,716	4/1/2016
Tampa-St. Petersburg-Clearwater(3)	FL	361	1,238	120	361	1,358	1,719	419	5/4/2015
Tampa-St. Petersburg-Clearwater	FL	3,581	2,612	190	3,581	2,802	6,383	564	5/1/2017
Tampa-St. Petersburg-Clearwater	FL	4,708	13,984	160	4,708	14,144	18,852	1,643	5/24/2017
Tampa-St. Petersburg-Clearwater	FL	2,063	5,351	207	2,063	5,558	7,621	429	8/28/2018
Tampa-St. Petersburg-Clearwater	FL	1,248	2,937	14	1,248	2,951	4,199	110	12/18/2019
The Villages	FL	897	6,132	61	897	6,193	7,090	599	1/1/2019
Albany	GA	785	3,917	6	785	3,923	4,708	6	12/18/2020
Atlanta-Sandy Springs-Roswell	GA	515	687	137	515	824	1,339	308	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	272	1,357	538	272	1,895	2,167	627	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	702	1,999	583	702	2,582	3,284	934	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	1,413	1,590	216	1,413	1,806	3,219	667	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	341	562	152	341	714	1,055	295	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	553	847	184	553	1,031	1,584	422	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	85	445	305	85	750	835	327	9/28/2007
Atlanta-Sandy Springs-Roswell(3)	GA	494	2,215	284	494	2,499	2,993	862	9/28/2007
Atlanta-Sandy Springs-Roswell	GA	1,614	2,476	1,732	1,614	4,208	5,822	676	7/29/2015
Atlanta-Sandy Springs-Roswell	GA	1,595	2,143	2,062	1,595	4,205	5,800	741	7/29/2015
Atlanta-Sandy Springs-Roswell	GA	666	5,961	369	666	6,330	6,996	820	7/17/2017
Atlanta-Sandy Springs-Roswell	GA	1,028	7,041	101	1,028	7,142	8,170	1,095	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	748	3,382	103	748	3,485	4,233	474	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	703	4,014	133	703	4,147	4,850	555	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,873	9,109	135	1,873	9,244	11,117	1,137	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	547	4,073	63	547	4,136	4,683	540	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,499	5,279	91	1,499	5,370	6,869	707	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	763	5,135	92	763	5,227	5,990	573	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	795	2,941	87	600	3,028	3,628	394	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,356	7,516	75	1,356	7,591	8,947	953	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	912	5,074	113	912	5,187	6,099	582	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	570	3,477	156	570	3,633	4,203	495	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,052	7,102	104	1,052	7,206	8,258	794	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	430	3,470	75	430	3,545	3,975	672	3/29/2016
Atlanta-Sandy Springs-Roswell	GA	972	2,342	68	972	2,410	3,382	420	8/17/2016
Atlanta-Sandy Springs-Roswell	GA	919	3,899	116	919	4,015	4,934	414	5/21/2018

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Atlanta-Sandy Springs-Roswell	GA	520	3,708	50	520	3,758	4,278	284	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	765	2,872	69	765	2,941	3,706	230	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	686	3,821	69	686	3,890	4,576	249	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	527	10,404	71	527	10,475	11,002	428	7/24/2019
Augusta-Richmond County	GA	84	539	232	84	771	855	290	8/29/2007
Augusta-Richmond County	GA	205	686	230	205	916	1,121	327	8/29/2007
Augusta-Richmond County	GA	1,424	10,439	170	1,424	10,609	12,033	674	2/5/2019
Augusta-Richmond County	GA	875	6,231	110	875	6,341	7,216	368	5/28/2019
Augusta-Richmond County	GA	1,277	7,494	152	1,277	7,646	8,923	485	5/28/2019
Columbus(3)	GA	169	342	171	169	513	682	179	5/1/2009
Macon	GA	180	840	70	180	910	1,090	316	9/28/2007
Savannah	GA	1,741	1,160	487	1,741	1,647	3,388	505	8/29/2007
Savannah(3)	GA	597	762	194	597	956	1,553	352	9/28/2007
Savannah	GA	409	1,335	76	409	1,411	1,820	557	1/31/2014
Savannah	GA	811	1,181	217	811	1,398	2,209	576	6/25/2014
Savannah	GA	1,280	7,211	144	1,280	7,355	8,635	471	5/15/2019
Savannah	GA	642	3,135	53	642	3,188	3,830	120	1/7/2020
Valdosta	GA	1,321	3,320	40	1,321	3,360	4,681	237	1/1/2019
Nonmetropolitan Area	GA	599	3,714	30	599	3,744	4,343	196	8/30/2019
Coeur d Alene	ID	868	5,011	—	868	5,011	5,879	8	12/23/2020
Coeur d Alene	ID	401	1,005	—	401	1,005	1,406	2	12/23/2020
Nonmetropolitan Area	ID	1,133	5,634	34	1,133	5,668	6,801	493	4/1/2019
Nonmetropolitan Area	ID	362	2,523	26	362	2,549	2,911	171	6/24/2019
Nonmetropolitan Area	ID	413	2,114	35	413	2,149	2,562	129	6/24/2019
St. Louis	IL	225	4,394	203	225	4,597	4,822	614	8/28/2017
St. Louis	IL	179	5,154	338	179	5,492	5,671	761	8/28/2017
St. Louis	IL	226	3,088	253	226	3,341	3,567	514	8/28/2017
St. Louis	IL	174	3,338	274	174	3,612	3,786	499	9/25/2017
Indianapolis-Carmel-Anderson	IN	855	7,273	46	855	7,319	8,174	1,259	2/16/2016
Indianapolis-Carmel-Anderson	IN	815	3,844	22	815	3,866	4,681	825	2/16/2016
Indianapolis-Carmel-Anderson	IN	688	3,845	51	688	3,896	4,584	836	2/16/2016
Indianapolis-Carmel-Anderson	IN	626	4,049	59	626	4,108	4,734	775	2/25/2016
Indianapolis-Carmel-Anderson	IN	1,118	4,444	295	1,118	4,739	5,857	1,174	2/25/2016
Indianapolis-Carmel-Anderson	IN	614	5,487	59	614	5,546	6,160	925	2/25/2016
Indianapolis-Carmel-Anderson	IN	619	2,140	25	619	2,165	2,784	516	11/10/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Indianapolis-Carmel-Anderson	IN	689	6,944	48	689	6,992	7,681	1,007	11/10/2016
Indianapolis-Carmel-Anderson	IN	609	3,172	43	609	3,215	3,824	640	11/10/2016
Indianapolis-Carmel-Anderson	IN	532	5,441	45	532	5,486	6,018	784	11/10/2016
Indianapolis-Carmel-Anderson	IN	433	5,817	28	433	5,845	6,278	798	11/10/2016
Indianapolis-Carmel-Anderson	IN	688	5,413	51	688	5,464	6,152	906	11/10/2016
Indianapolis-Carmel-Anderson	IN	575	5,168	80	575	5,248	5,823	816	11/10/2016
Indianapolis-Carmel-Anderson	IN	522	5,366	39	522	5,405	5,927	787	11/10/2016
Indianapolis-Carmel-Anderson	IN	528	2,877	34	528	2,911	3,439	459	10/19/2017
Indianapolis-Carmel-Anderson	IN	1,257	6,694	46	1,257	6,740	7,997	889	10/19/2017
Kansas City	KS	816	5,432	145	816	5,577	6,393	768	10/19/2017
Kansas City	KS	975	6,967	208	975	7,175	8,150	1,043	10/19/2017
Kansas City	KS	719	5,143	177	719	5,320	6,039	666	10/19/2017
Kansas City(3)	KS	521	5,168	207	521	5,375	5,896	573	3/1/2018
Kansas City	KS	640	3,367	159	640	3,526	4,166	394	5/31/2018
Kansas City	KS	533	3,138	127	533	3,265	3,798	345	5/31/2018
Kansas City	KS	499	4,041	152	499	4,193	4,692	458	5/31/2018
Kansas City	KS	724	4,245	162	724	4,407	5,131	437	5/31/2018
Wichita(3)	KS	1,156	5,662	186	1,156	5,848	7,004	675	3/1/2018
Wichita(3)	KS	721	3,395	177	721	3,572	4,293	423	3/1/2018
Wichita(3)	KS	443	3,635	98	443	3,733	4,176	405	3/1/2018
Wichita	KS	630	7,264	150	630	7,414	8,044	657	3/1/2018
Wichita	KS	430	1,740	65	430	1,805	2,235	208	3/1/2018
Wichita	KS	655	1,831	134	655	1,965	2,620	238	5/31/2018
Wichita	KS	393	3,950	163	393	4,113	4,506	443	5/31/2018
Wichita	KS	1,353	2,241	273	1,353	2,514	3,867	354	8/28/2018
Wichita	KS	989	2,824	—	989	2,824	3,813	6	12/30/2020
Wichita	KS	370	623	—	370	623	993	2	12/30/2020
Louisville/Jefferson County	KY	2,174	3,667	49	2,174	3,716	5,890	799	5/1/2015
Baton Rouge	LA	386	1,744	127	386	1,871	2,257	349	4/12/2016
Baton Rouge	LA	1,098	5,208	583	1,098	5,791	6,889	1,146	4/12/2016
Baton Rouge	LA	1,203	3,156	292	1,203	3,448	4,651	696	7/21/2016
Baton Rouge	LA	755	2,702	296	755	2,998	3,753	596	7/21/2016
New Orleans-Metairie	LA	1,287	6,235	166	1,287	6,401	7,688	1,118	4/12/2016
New Orleans-Metairie	LA	1,076	6,677	68	1,076	6,745	7,821	1,065	1/10/2019
New Orleans-Metairie	LA	1,274	1,987	41	1,274	2,028	3,302	252	1/10/2019

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

New Orleans-Metairie	LA	994	8,548	35	994	8,583	9,577	477	1/10/2019
New Orleans-Metairie	LA	607	9,211	274	607	9,485	10,092	544	1/10/2019
New Orleans-Metairie	LA	819	4,291	289	819	4,580	5,399	368	1/10/2019
New Orleans-Metairie	LA	327	4,423	84	327	4,507	4,834	278	1/10/2019
New Orleans-Metairie	LA	852	4,138	40	852	4,178	5,030	290	1/10/2019
New Orleans-Metairie	LA	633	870	36	633	906	1,539	119	1/10/2019
New Orleans-Metairie	LA	682	4,790	483	682	5,273	5,955	392	1/10/2019
New Orleans-Metairie	LA	773	7,056	49	773	7,105	7,878	404	1/10/2019
New Orleans-Metairie	LA	742	3,278	24	742	3,302	4,044	279	1/10/2019
New Orleans-Metairie(4)	LA	96	3,615	23	96	3,638	3,734	201	9/18/2019
Shreveport-Bossier City	LA	971	3,474	171	1,549	5,055	6,604	934	5/5/2015
Shreveport-Bossier City	LA	964	3,573	105	964	3,678	4,642	948	5/5/2015
Shreveport-Bossier City	LA	772	2,906	133	772	3,039	3,811	775	5/5/2015
Shreveport-Bossier City	LA	479	1,439	72	479	1,511	1,990	408	5/5/2015
Shreveport-Bossier City	LA	475	854	103	475	957	1,432	309	5/5/2015
Shreveport-Bossier City	LA	645	2,004	70	645	2,074	2,719	453	10/19/2017
Shreveport-Bossier City	LA	654	3,589	82	654	3,671	4,325	443	10/19/2017
Shreveport-Bossier City	LA	906	3,618	71	906	3,689	4,595	489	10/19/2017
Shreveport-Bossier City(4)	LA	—	5,113	94	—	5,207	5,207	535	10/19/2017
Boston-Cambridge-Newton	MA	696	5,830	81	696	5,911	6,607	255	1/16/2020
Springfield	MA	1,036	5,131	129	1,036	5,260	6,296	294	9/17/2019
Springfield	MA	891	4,944	123	891	5,067	5,958	258	9/17/2019
Worchester	MA	414	4,122	105	414	4,227	4,641	560	6/30/2017
Baltimore-Columbia-Towson	MD	2,219	8,271	—	2,219	8,271	10,490	175	6/30/2020
California-Lexington Park	MD	827	4,936	130	827	5,066	5,893	643	2/16/2018
California-Lexington Park	MD	965	6,738	145	965	6,883	7,848	1,052	7/31/2017
California-Lexington Park	MD	550	2,409	121	550	2,530	3,080	441	9/6/2017
Washington-Arlington-Alexandria	MD	717	3,303	69	717	3,372	4,089	334	1/3/2019
Minneapolis-St. Paul-Bloomington	MN	840	2,913	—	840	2,913	3,753	5	12/29/2020
Kansas City	MO	541	4,874	227	541	5,101	5,642	578	5/31/2018
Kansas City	MO	461	5,341	139	461	5,480	5,941	557	5/31/2018
Kansas City	MO	341	3,748	207	341	3,955	4,296	422	5/31/2018
St. Louis	MO	1,675	10,606	269	1,675	10,875	12,550	1,135	9/26/2018
St. Louis	MO	352	7,100	309	352	7,409	7,761	1,057	8/28/2017
St. Louis	MO	163	1,025	54	163	1,079	1,242	165	8/28/2017

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

St. Louis	MO	354	4,034	146	354	4,180	4,534	590	8/28/2017
St. Louis	MO	634	3,886	147	634	4,033	4,667	148	12/18/2019
St. Louis	MO	1,012	3,328	146	1,012	3,474	4,486	153	12/18/2019
St. Louis	MO	1,247	11,431	—	1,247	11,431	12,678	17	12/29/2020
Gulfport-Biloxi-Pascagoula	MS	645	2,413	288	645	2,701	3,346	763	4/12/2016
Nonmetropolitan Area(3)	MS	224	1,052	159	224	1,211	1,435	368	5/1/2009
Nonmetropolitan Area(3)	MS	382	803	202	382	1,005	1,387	316	5/1/2009
Charlotte-Concord-Gastonia	NC	1,871	4,174	117	1,871	4,291	6,162	931	5/1/2015
Charlotte-Concord-Gastonia(3)	NC	1,108	3,935	97	1,108	4,032	5,140	890	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	2,301	4,458	256	2,301	4,714	7,015	1,147	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	1,862	3,297	112	1,862	3,409	5,271	869	9/2/2015
Durham-Chapel Hill	NC	1,711	4,180	137	1,711	4,317	6,028	835	5/1/2015
Durham-Chapel Hill	NC	390	1,025	270	390	1,295	1,685	484	8/29/2007
Durham-Chapel Hill(3)	NC	663	2,743	282	663	3,025	3,688	1,062	9/28/2007
Durham-Chapel Hill	NC	1,024	1,383	430	1,024	1,813	2,837	633	9/28/2007
Fayetteville(3)	NC	1,195	2,072	26	1,195	2,098	3,293	413	10/1/2015
Fayetteville(3)	NC	830	3,710	114	830	3,824	4,654	624	10/1/2015
Fayetteville	NC	636	2,169	1,687	636	3,856	4,492	1,305	8/29/2007
Fayetteville(3)	NC	151	5,392	492	151	5,884	6,035	1,976	9/28/2007
Fayetteville	NC	1,319	3,444	51	1,319	3,495	4,814	837	10/10/2013
Fayetteville	NC	772	3,406	69	772	3,475	4,247	754	10/10/2013
Fayetteville(3)	NC	1,276	4,527	70	1,276	4,597	5,873	927	12/20/2013
Greensboro-High Point	NC	873	769	215	873	984	1,857	404	8/29/2007
Jacksonville	NC	1,265	2,123	299	1,265	2,422	3,687	736	5/1/2015
Nonmetropolitan Area	NC	530	2,394	23	530	2,417	2,947	558	12/11/2014
Nonmetropolitan Area	NC	667	2,066	22	667	2,088	2,755	513	12/11/2014
Nonmetropolitan Area(3)	NC	689	3,153	46	689	3,199	3,888	702	5/6/2015
Nonmetropolitan Area	NC	2,093	2,045	96	2,093	2,141	4,234	432	8/4/2017
Nonmetropolitan Area	NC	173	2,193	36	173	2,229	2,402	317	7/17/2018
Raleigh	NC	396	1,700	198	396	1,898	2,294	702	8/29/2007
Raleigh	NC	393	1,190	230	393	1,420	1,813	510	8/29/2007
Raleigh	NC	907	2,913	155	907	3,068	3,975	1,063	8/29/2007
Raleigh	NC	1,578	4,678	116	1,578	4,794	6,372	926	5/4/2015
Raleigh	NC	1,075	6,716	9	1,075	6,725	7,800	10	12/22/2020
Wilmington	NC	1,881	4,618	67	1,881	4,685	6,566	954	5/1/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Wilmington	NC	1,283	1,747	343	1,141	2,090	3,231	711	8/29/2007
Wilmington(3)	NC	860	828	104	860	932	1,792	330	9/28/2007
Wilmington	NC	1,720	9,032	123	1,720	9,155	10,875	634	11/7/2018
Wilmington	NC	2,021	8,136	116	2,021	8,252	10,273	625	11/7/2018
Wilmington	NC	3,083	12,487	106	3,083	12,593	15,676	811	11/7/2018
Winston-Salem	NC	362	529	96	362	625	987	233	8/29/2007
Boston-Cambridge-Newton	NH	899	3,863	58	899	3,921	4,820	722	9/22/2015
Boston-Cambridge-Newton	NH	1,488	7,300	155	1,488	7,455	8,943	1,952	7/1/2014
Boston-Cambridge-Newton	NH	1,597	3,138	126	1,597	3,264	4,861	671	2/22/2016
Boston-Cambridge-Newton	NH	1,445	2,957	4,916	1,445	7,873	9,318	667	2/22/2016
Manchester-Nashua	NH	1,786	6,100	100	1,786	6,200	7,986	1,075	2/22/2016
Manchester-Nashua	NH	1,395	5,573	46	1,395	5,619	7,014	911	2/22/2016
Nonmetropolitan Area	NH	632	1,040	474	632	1,514	2,146	524	6/24/2013
Nonmetropolitan Area	NH	197	901	84	197	985	1,182	395	6/24/2013
Nonmetropolitan Area	NH	2,053	5,425	52	2,053	5,477	7,530	853	6/15/2017
Nonmetropolitan Area	NH	1,528	2,686	54	1,528	2,740	4,268	658	2/22/2016
Nonmetropolitan Area	NH	1,344	4,872	187	1,344	5,059	6,403	410	3/8/2019
New York-Newark-Jersey City	NJ	742	3,810	25	742	3,835	4,577	400	3/1/2019
New York-Newark-Jersey City	NJ	831	6,318	70	831	6,388	7,219	583	3/1/2019
New York-Newark-Jersey City	NJ	1,449	7,560	442	1,449	8,002	9,451	313	3/20/2020
Vineland-Bridgeton	NJ	180	5,831	279	180	6,110	6,290	463	4/15/2019
Albuquerque	NM	1,089	2,845	199	1,089	3,044	4,133	771	8/31/2016
Albuquerque	NM	854	3,436	88	854	3,524	4,378	610	9/19/2016
Albuquerque	NM	1,247	2,753	158	1,247	2,911	4,158	218	3/21/2019
Albuquerque	NM	2,448	11,065	178	2,448	11,243	13,691	541	5/20/2019
Albuquerque	NM	2,386	7,658	123	2,386	7,781	10,167	463	5/20/2019
Carson City	NV	985	1,438	412	995	1,850	2,845	259	12/13/2018
Las Vegas-Henderson-Paradise	NV	1,757	4,223	78	1,757	4,301	6,058	820	9/20/2016
Las Vegas-Henderson-Paradise	NV	1,121	1,510	236	1,121	1,746	2,867	414	9/20/2016
Las Vegas-Henderson-Paradise	NV	2,160	4,544	288	2,160	4,832	6,992	699	11/17/2016
Las Vegas-Henderson-Paradise	NV	1,047	7,413	359	1,047	7,772	8,819	811	4/11/2018
Las Vegas-Henderson-Paradise	NV	1,169	3,616	240	1,169	3,856	5,025	1,589	12/23/2013
Las Vegas-Henderson-Paradise	NV	389	2,850	214	389	3,064	3,453	882	4/1/2014
Las Vegas-Henderson-Paradise	NV	794	1,406	293	794	1,699	2,493	611	7/1/2014
Las Vegas-Henderson-Paradise	NV	2,362	8,445	189	2,362	8,634	10,996	931	8/15/2017

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Las Vegas-Henderson-Paradise	NV	2,157	2,753	118	2,157	2,871	5,028	444	8/15/2017
Las Vegas-Henderson-Paradise	NV	1,296	8,039	235	1,296	8,274	9,570	853	8/15/2017
Las Vegas-Henderson-Paradise	NV	828	2,030	283	828	2,313	3,141	404	8/29/2017
Las Vegas-Henderson-Paradise	NV	3,864	2,870	1,028	3,976	3,898	7,874	817	8/29/2017
New York-Newark-Jersey City	NY	1,191	11,389	3	1,191	11,392	12,583	17	12/22/2020
Canton-Massillon	OH	83	2,911	53	83	2,964	3,047	498	11/10/2016
Canton-Massillon	OH	292	2,107	113	292	2,220	2,512	751	11/10/2016
Cincinnati	OH	2,059	11,660	53	2,059	11,713	13,772	1,130	9/6/2018
Cleveland-Elyria	OH	169	2,702	57	169	2,759	2,928	442	11/10/2016
Cleveland-Elyria	OH	193	3,323	46	193	3,369	3,562	484	11/10/2016
Cleveland-Elyria	OH	490	1,050	33	490	1,083	1,573	278	11/10/2016
Cleveland-Elyria	OH	845	4,916	42	845	4,958	5,803	829	11/10/2016
Cleveland-Elyria	OH	842	2,044	42	842	2,086	2,928	557	11/10/2016
Oklahoma City	OK	388	3,142	249	388	3,391	3,779	1,210	5/29/2007
Oklahoma City	OK	213	1,383	114	213	1,497	1,710	540	5/29/2007
Oklahoma City	OK	561	2,355	634	561	2,989	3,550	1,182	5/29/2007
Oklahoma City	OK	349	2,368	630	349	2,998	3,347	1,175	5/29/2007
Oklahoma City	OK	466	2,544	123	466	2,667	3,133	953	5/29/2007
Oklahoma City	OK	144	1,576	232	144	1,808	1,952	688	5/29/2007
Oklahoma City	OK	168	1,696	302	168	1,998	2,166	748	5/29/2007
Oklahoma City	OK	220	1,606	144	220	1,750	1,970	635	5/30/2007
Oklahoma City	OK	376	1,460	70	376	1,530	1,906	530	5/30/2007
Oklahoma City	OK	337	2,788	104	337	2,892	3,229	1,024	5/30/2007
Oklahoma City	OK	814	3,161	1,244	814	4,405	5,219	1,276	5/30/2007
Oklahoma City	OK	590	1,502	1,827	590	3,329	3,919	1,084	8/29/2007
Oklahoma City	OK	205	1,772	605	205	2,377	2,582	886	5/1/2009
Oklahoma City	OK	701	4,926	12	701	4,938	5,639	699	9/1/2016
Oklahoma City	OK	1,082	4,218	30	1,082	4,248	5,330	747	1/1/2016
Oklahoma City	OK	736	2,925	18	736	2,943	3,679	628	1/1/2016
Oklahoma City	OK	1,135	3,759	30	1,135	3,789	4,924	702	1/1/2016
Oklahoma City	OK	888	4,310	—	888	4,310	5,198	7	12/29/2020
Oklahoma City	OK	591	1,413	—	591	1,413	2,004	3	12/30/2020
Oklahoma City	OK	1,771	4,973	—	1,771	4,973	6,744	10	12/31/2020
Tulsa	OK	548	1,892	113	548	2,005	2,553	700	8/29/2007
Tulsa	OK	764	1,386	452	764	1,838	2,602	695	8/29/2007

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Tulsa	OK	1,305	2,533	173	1,305	2,706	4,011	964	8/29/2007
Tulsa	OK	940	2,196	385	940	2,581	3,521	931	8/29/2007
Tulsa	OK	59	466	389	59	855	914	327	8/29/2007
Tulsa	OK	426	1,424	300	426	1,724	2,150	679	8/29/2007
Tulsa	OK	250	667	259	250	926	1,176	335	8/29/2007
Tulsa(3)	OK	944	2,085	62	944	2,147	3,091	711	2/14/2008
Tulsa(3)	OK	892	2,421	32	892	2,453	3,345	807	2/14/2008
Tulsa	OK	492	1,343	202	492	1,545	2,037	493	4/1/2008
Tulsa	OK	505	1,346	734	505	2,080	2,585	888	4/1/2008
Tulsa	OK	466	1,270	159	466	1,429	1,895	494	4/1/2008
Tulsa(3)	OK	1,103	4,431	475	1,103	4,906	6,009	2,249	6/10/2013
Bend-Redmond	OR	295	1,369	71	295	1,440	1,735	519	4/1/2013
Bend-Redmond	OR	1,692	2,410	79	1,692	2,489	4,181	1,077	4/1/2013
Bend-Redmond(3)	OR	571	1,917	29	571	1,946	2,517	579	6/10/2013
Bend-Redmond(3)	OR	397	1,180	159	397	1,339	1,736	604	6/10/2013
Bend-Redmond	OR	690	1,983	854	690	2,837	3,527	766	5/1/2014
Bend-Redmond	OR	722	2,151	16	722	2,167	2,889	635	5/1/2014
Bend-Redmond	OR	800	2,836	14	800	2,850	3,650	836	5/1/2014
Bend-Redmond	OR	2,688	10,731	87	2,688	10,818	13,506	1,905	4/15/2016
Corvallis	OR	382	1,465	50	382	1,515	1,897	552	12/30/2013
Eugene	OR	710	1,539	115	710	1,654	2,364	591	4/1/2013
Eugene	OR	842	1,674	49	842	1,723	2,565	657	4/1/2013
Eugene(3)	OR	414	1,990	11	414	2,001	2,415	512	6/10/2013
Eugene(3)	OR	1,149	2,061	158	1,149	2,219	3,368	642	6/10/2013
Eugene	OR	728	3,230	157	728	3,387	4,115	788	12/30/2013
Eugene	OR	1,601	2,686	173	1,601	2,859	4,460	1,206	4/1/2014
Nonmetropolitan Area	OR	997	1,874	17	997	1,891	2,888	483	12/1/2014
Portland-Vancouver-Hillsboro	OR	2,670	8,709	92	2,670	8,801	11,471	1,290	8/10/2015
Portland-Vancouver-Hillsboro	OR	771	4,121	5	771	4,126	4,897	422	11/15/2017
Portland-Vancouver-Hillsboro	OR	2,002	14,445	245	2,002	14,690	16,692	1,794	12/14/2017
Portland-Vancouver-Hillsboro	OR	851	2,063	29	851	2,092	2,943	565	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,704	2,313	212	1,704	2,525	4,229	886	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,254	2,787	67	1,254	2,854	4,108	768	4/1/2013
Portland-Vancouver-Hillsboro	OR	2,808	4,437	53	2,808	4,490	7,298	1,417	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,015	2,184	10	1,015	2,194	3,209	616	4/1/2013

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Portland-Vancouver-Hillsboro(3)	OR	1,077	3,008	193	1,077	3,201	4,278	822	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,072	2,629	99	1,072	2,728	3,800	811	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	2,217	3,766	25	2,217	3,791	6,008	982	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,334	2,324	144	1,334	2,468	3,802	763	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	996	2,525	182	996	2,707	3,703	795	6/10/2013
Portland-Vancouver-Hillsboro	OR	1,496	3,372	331	1,496	3,703	5,199	907	6/24/2013
Portland-Vancouver-Hillsboro	OR	954	3,026	142	954	3,168	4,122	736	6/24/2013
Portland-Vancouver-Hillsboro	OR	1,627	2,388	101	1,627	2,489	4,116	691	6/24/2013
Portland-Vancouver-Hillsboro	OR	2,509	4,200	256	2,509	4,456	6,965	1,204	12/30/2013
Portland-Vancouver-Hillsboro	OR	787	1,915	89	787	2,004	2,791	533	12/30/2013
Portland-Vancouver-Hillsboro	OR	1,703	4,729	46	1,703	4,775	6,478	1,156	4/1/2014
Portland-Vancouver-Hillsboro	OR	738	2,483	12	738	2,495	3,233	606	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,690	2,995	245	1,690	3,240	4,930	613	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,200	9,531	396	1,200	9,927	11,127	3,289	5/30/2014
Portland-Vancouver-Hillsboro	OR	401	3,718	120	401	3,838	4,239	1,042	5/30/2014
Portland-Vancouver-Hillsboro	OR	1,160	3,291	42	1,160	3,333	4,493	877	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,435	4,342	24	1,435	4,366	5,801	1,152	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,478	4,127	14	1,478	4,141	5,619	1,085	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,402	3,196	51	1,402	3,247	4,649	811	6/30/2014
Portland-Vancouver-Hillsboro	OR	3,538	4,938	32	3,398	4,012	7,410	1,048	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,501	3,136	31	1,501	3,167	4,668	827	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,746	3,393	43	1,746	3,436	5,182	920	8/27/2014
Portland-Vancouver-Hillsboro	OR	1,014	3,017	31	1,014	3,048	4,062	847	8/27/2014
Portland-Vancouver-Hillsboro	OR	2,202	3,477	282	2,202	3,759	5,961	1,038	10/20/2014
Portland-Vancouver-Hillsboro	OR	1,764	7,360	31	1,764	7,391	9,155	1,651	12/16/2014
Portland-Vancouver-Hillsboro	OR	860	3,740	4	860	3,744	4,604	486	1/11/2017
Portland-Vancouver-Hillsboro	OR	410	622	182	410	804	1,214	193	7/14/2016
Portland-Vancouver-Hillsboro	OR	1,258	6,298	12	1,258	6,310	7,568	764	11/21/2016
Portland-Vancouver-Hillsboro	OR	2,334	7,726	67	2,339	7,793	10,132	1,175	12/6/2016
Portland-Vancouver-Hillsboro	OR	1,048	3,549	40	1,048	3,589	4,637	413	8/16/2018
Nonmetropolitan Area	OR	427	1,648	25	427	1,673	2,100	432	8/27/2014
Nonmetropolitan Area(3)	OR	474	1,789	163	474	1,952	2,426	585	6/10/2013
Salem	OR	472	2,880	4	472	2,884	3,356	211	10/24/2018
Salem	OR	1,405	2,650	432	1,405	3,082	4,487	1,151	4/1/2014
Salem	OR	492	1,248	78	492	1,326	1,818	321	4/20/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Salem	OR	408	2,221	62	408	2,283	2,691	198	2/1/2019
Salem	OR	1,709	6,225	2	1,709	6,227	7,936	161	4/24/2020
Nonmetropolitan Area	OR	1,108	2,100	20	1,108	2,120	3,228	584	12/5/2014
Nonmetropolitan Area	OR	658	4,572	91	658	4,663	5,321	201	1/31/2020
Lancaster	PA	1,393	6,642	3	1,393	6,645	8,038	559	3/1/2019
Lancaster	PA	712	3,821	11	712	3,832	4,544	350	3/1/2019
Lancaster	PA	599	4,712	9	599	4,721	5,320	291	3/1/2019
Lancaster	PA	520	2,135	19	520	2,154	2,674	160	3/1/2019
Lancaster	PA	671	5,098	—	671	5,098	5,769	91	7/14/2020
Lancaster	PA	1,706	11,180	19	1,706	11,199	12,905	137	9/16/2020
Philadelphia-Camden-Wilmington	PA	625	7,377	223	625	7,600	8,225	515	4/15/2019
York-Hanover	PA	586	3,266	14	586	3,280	3,866	349	3/1/2019
Ponce	PR	745	4,813	31	745	4,844	5,589	518	9/6/2018
San Juan-Carolina-Caguas	PR	1,095	8,073	63	1,095	8,136	9,231	670	9/6/2018
San Juan-Carolina-Caguas	PR	1,205	9,967	89	1,205	10,056	11,261	717	9/6/2018
San Juan-Carolina-Caguas	PR	1,266	15,805	93	1,266	15,898	17,164	967	9/6/2018
San Juan-Carolina-Caguas	PR	356	1,892	90	356	1,982	2,338	210	9/6/2018
San Juan-Carolina-Caguas	PR	573	2,373	341	573	2,714	3,287	307	9/6/2018
Charlotte-Concord-Gastonia(3)	SC	924	3,086	76	924	3,162	4,086	666	5/4/2015
Greenville-Anderson-Mauldin	SC	82	838	179	82	1,017	1,099	360	8/29/2007
Greenville-Anderson-Mauldin	SC	92	976	162	92	1,138	1,230	427	8/29/2007
Spartanburg	SC	535	1,934	35	535	1,969	2,504	453	11/12/2015
Memphis	TN	533	8,943	—	533	8,943	9,476	16	12/17/2020
Amarillo(3)	TX	80	877	114	80	991	1,071	317	5/1/2009
Amarillo(3)	TX	78	697	166	78	863	941	293	5/1/2009
Amarillo(3)	TX	147	810	159	147	969	1,116	311	5/1/2009
Austin-Round Rock	TX	936	6,446	207	692	6,653	7,345	662	10/19/2017
Austin-Round Rock	TX	937	5,319	113	937	5,432	6,369	1,242	6/24/2013
Austin-Round Rock	TX	1,395	2,790	43	1,395	2,833	4,228	988	6/24/2013
Austin-Round Rock	TX	768	1,923	367	768	2,290	3,058	633	10/29/2014
Austin-Round Rock	TX	1,783	17,579	112	1,783	17,691	19,474	1,133	6/7/2019
Austin-Round Rock	TX	605	8,703	34	605	8,737	9,342	459	6/7/2019
Austin-Round Rock	TX	1,014	7,645	—	1,014	7,645	8,659	10	12/29/2020
Austin-Round Rock	TX	2,022	6,547	—	2,022	6,547	8,569	11	12/29/2020
Austin-Round Rock	TX	1,243	8,266	—	1,243	8,266	9,509	10	12/29/2020

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Brownsville-Harlingen	TX	845	2,364	77	845	2,441	3,286	555	9/4/2014
Brownsville-Harlingen	TX	639	1,674	121	639	1,795	2,434	500	9/4/2014
Brownsville-Harlingen	TX	386	2,798	220	386	3,018	3,404	592	5/2/2016
Brownsville-Harlingen	TX	1,577	7,825	71	1,577	7,896	9,473	246	1/23/2020
Brownsville-Harlingen	TX	920	4,040	39	920	4,079	4,999	131	1/23/2020
Brownsville-Harlingen	TX	958	7,665	41	958	7,706	8,664	284	1/23/2020
Brownsville-Harlingen	TX	721	5,605	43	721	5,648	6,369	179	1/23/2020
Brownsville-Harlingen	TX	677	4,220	52	677	4,272	4,949	127	1/23/2020
Brownsville-Harlingen	TX	896	5,990	49	896	6,039	6,935	168	1/23/2020
Brownsville-Harlingen	TX	320	1,612	34	320	1,646	1,966	58	1/23/2020
Brownsville-Harlingen	TX	1,203	6,005	44	1,203	6,049	7,252	183	1/23/2020
Brownsville-Harlingen	TX	981	4,851	41	981	4,892	5,873	149	1/23/2020
Brownsville-Harlingen	TX	1,008	5,968	66	1,008	6,034	7,042	205	1/23/2020
Brownsville-Harlingen	TX	1,308	7,426	225	1,308	7,651	8,959	237	1/23/2020
Brownsville-Harlingen	TX	490	3,163	33	490	3,196	3,686	111	1/23/2020
Brownsville-Harlingen	TX	445	1,804	29	445	1,833	2,278	16	10/16/2020
College Station-Bryan	TX	618	2,512	143	618	2,655	3,273	903	8/29/2007
College Station-Bryan	TX	551	349	282	551	631	1,182	250	8/29/2007
College Station-Bryan	TX	295	988	187	295	1,175	1,470	378	4/1/2008
College Station-Bryan	TX	51	123	81	51	204	255	82	4/1/2008
College Station-Bryan	TX	110	372	195	110	567	677	173	4/1/2008
College Station-Bryan	TX	62	208	26	62	234	296	79	4/1/2008
Dallas-Fort Worth-Arlington	TX	164	865	54	164	919	1,083	325	8/29/2007
Dallas-Fort Worth-Arlington	TX	155	105	56	155	161	316	69	9/28/2007
Dallas-Fort Worth-Arlington	TX	98	282	219	98	501	599	199	9/28/2007
Dallas-Fort Worth-Arlington	TX	264	106	166	264	272	536	137	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	376	803	138	376	941	1,317	359	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	338	681	109	338	790	1,128	282	9/28/2007
Dallas-Fort Worth-Arlington	TX	1,388	4,195	61	1,388	4,256	5,644	1,090	6/24/2013
Dallas-Fort Worth-Arlington	TX	1,859	5,293	156	1,859	5,449	7,308	1,348	7/25/2013
Dallas-Fort Worth-Arlington	TX	379	2,212	143	379	2,355	2,734	826	7/25/2013
Dallas-Fort Worth-Arlington	TX	1,397	5,250	114	1,397	5,364	6,761	1,264	7/25/2013
Dallas-Fort Worth-Arlington	TX	3,587	10,424	116	3,587	10,540	14,127	1,574	7/25/2013
Dallas-Fort Worth-Arlington	TX	649	1,637	184	649	1,821	2,470	761	7/25/2013
Dallas-Fort Worth-Arlington	TX	396	1,411	340	396	1,751	2,147	627	4/29/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Dallas-Fort Worth-Arlington	TX	1,263	3,346	186	1,263	3,532	4,795	955	10/19/2015
Dallas-Fort Worth-Arlington	TX	1,421	2,349	559	1,421	2,908	4,329	732	6/1/2016
Dallas-Fort Worth-Arlington	TX	710	3,578	147	710	3,725	4,435	584	10/19/2017
Dallas-Fort Worth-Arlington	TX	421	2,668	172	421	2,840	3,261	407	10/19/2017
Dallas-Fort Worth-Arlington	TX	3,034	5,862	19	3,034	5,881	8,915	13	12/8/2020
El Paso	TX	338	1,275	46	338	1,321	1,659	460	8/29/2007
El Paso	TX	94	400	172	94	572	666	213	8/29/2007
Houston-The Woodlands-Sugar Land	TX	698	2,648	298	698	2,946	3,644	670	7/20/2015
Houston-The Woodlands-Sugar Land	TX	1,042	3,061	530	1,042	3,591	4,633	828	1/22/2016
Houston-The Woodlands-Sugar Land	TX	1,426	2,910	136	1,426	3,046	4,472	541	6/13/2017
Houston-The Woodlands-Sugar Land	TX	826	3,683	253	826	3,936	4,762	590	1/4/2018
Houston-The Woodlands-Sugar Land	TX	649	4,077	77	649	4,154	4,803	582	1/4/2018
Houston-The Woodlands-Sugar Land	TX	291	4,980	42	291	5,022	5,313	268	5/7/2019
Houston-The Woodlands-Sugar Land	TX	539	2,664	16	539	2,680	3,219	165	6/7/2019
Houston-The Woodlands-Sugar Land	TX	4,004	4,991	108	4,004	5,099	9,103	505	6/7/2019
Houston-The Woodlands-Sugar Land	TX	2,959	5,875	78	2,959	5,953	8,912	419	6/7/2019
Houston-The Woodlands-Sugar Land	TX	799	4,769	73	799	4,842	5,641	283	6/7/2019
Houston-The Woodlands-Sugar Land	TX	687	3,668	92	687	3,760	4,447	253	6/7/2019
Houston-The Woodlands-Sugar Land	TX	295	2,403	64	295	2,467	2,762	139	6/7/2019
Houston-The Woodlands-Sugar Land	TX	2,613	10,645	—	2,613	10,645	13,258	15	12/29/2020
Houston-The Woodlands-Sugar Land	TX	2,545	9,051	—	2,545	9,051	11,596	13	12/29/2020
Houston-The Woodlands-Sugar Land	TX	2,163	7,364	—	2,163	7,364	9,527	12	12/29/2020
Houston-The Woodlands-Sugar Land	TX	4,719	9,290	—	4,719	9,290	14,009	13	12/29/2020
Houston-The Woodlands-Sugar Land	TX	1,430	5,283	—	1,430	5,283	6,713	8	12/29/2020
Houston-The Woodlands-Sugar Land	TX	1,582	7,451	—	1,582	7,451	9,033	11	12/29/2020
Houston-The Woodlands-Sugar Land	TX	695	4,464	—	695	4,464	5,159	6	12/31/2020
Killeen-Temple	TX	203	4,065	259	203	4,324	4,527	582	2/2/2017
Killeen-Temple	TX	1,128	6,149	244	1,128	6,393	7,521	872	8/8/2017
Killeen-Temple	TX	721	4,166	27	721	4,193	4,914	165	12/13/2019
Longview(3)	TX	651	671	109	651	780	1,431	252	5/1/2009
Longview(3)	TX	104	489	167	104	656	760	205	5/1/2009
Longview(3)	TX	310	966	213	310	1,179	1,489	368	5/1/2009
Longview	TX	2,466	3,559	227	2,466	3,786	6,252	925	6/19/2014
McAllen–Edinburg–Mission	TX	1,217	2,738	330	1,243	3,068	4,311	1,062	7/31/2014
McAllen–Edinburg–Mission	TX	1,973	4,517	97	1,973	4,614	6,587	1,279	9/4/2014

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

McAllen–Edinburg–Mission	TX	1,295	3,929	109	1,295	4,038	5,333	1,092	9/4/2014
McAllen–Edinburg–Mission	TX	3,079	7,574	131	3,079	7,705	10,784	2,248	9/4/2014
McAllen–Edinburg–Mission	TX	1,017	3,261	93	1,017	3,354	4,371	889	9/4/2014
McAllen–Edinburg–Mission	TX	803	2,914	110	803	3,024	3,827	659	9/4/2014
McAllen–Edinburg–Mission	TX	2,249	4,966	76	2,249	5,042	7,291	1,434	9/4/2014
McAllen–Edinburg–Mission	TX	1,118	3,568	111	1,118	3,679	4,797	844	9/4/2014
McAllen–Edinburg–Mission	TX	627	4,400	43	627	4,443	5,070	128	1/23/2020
McAllen–Edinburg–Mission	TX	965	4,526	39	965	4,565	5,530	161	1/23/2020
McAllen–Edinburg–Mission	TX	863	6,582	43	863	6,625	7,488	226	1/23/2020
McAllen–Edinburg–Mission	TX	378	3,485	27	378	3,512	3,890	103	1/23/2020
McAllen–Edinburg–Mission	TX	654	3,966	44	654	4,010	4,664	125	1/23/2020
McAllen–Edinburg–Mission	TX	675	4,701	29	675	4,730	5,405	141	1/23/2020
McAllen–Edinburg–Mission	TX	625	4,372	34	625	4,406	5,031	131	1/23/2020
McAllen–Edinburg–Mission	TX	829	6,809	67	829	6,876	7,705	191	1/23/2020
McAllen–Edinburg–Mission	TX	227	1,199	43	227	1,242	1,469	42	1/23/2020
McAllen–Edinburg–Mission	TX	620	4,093	19	620	4,112	4,732	145	1/23/2020
McAllen–Edinburg–Mission	TX	787	3,753	35	787	3,788	4,575	118	1/23/2020
McAllen–Edinburg–Mission	TX	1,461	6,659	—	1,461	6,659	8,120	9	12/10/2020
Midland(3)	TX	691	1,588	175	691	1,763	2,454	548	5/1/2009
Nonmetropolitan Area	TX	959	1,640	60	959	1,700	2,659	451	6/25/2014
Odessa(3)	TX	168	561	133	168	694	862	223	5/1/2009
San Angelo(3)	TX	381	986	128	381	1,114	1,495	336	5/1/2009
San Antonio-New Braunfels	TX	614	2,640	109	614	2,749	3,363	841	4/1/2014
San Antonio-New Braunfels	TX	715	4,566	92	715	4,658	5,373	612	10/19/2017
San Antonio-New Braunfels	TX	275	4,893	216	275	5,109	5,384	258	6/7/2019
San Antonio-New Braunfels	TX	715	4,222	100	715	4,322	5,037	174	1/23/2020
San Antonio-New Braunfels	TX	576	2,754	79	576	2,833	3,409	98	1/23/2020
San Antonio-New Braunfels	TX	747	3,198	78	747	3,276	4,023	110	1/23/2020
San Antonio-New Braunfels	TX	656	2,496	17	656	2,513	3,169	78	1/23/2020
San Antonio-New Braunfels	TX	1,550	8,173	107	1,550	8,280	9,830	251	1/23/2020
San Antonio-New Braunfels	TX	1,014	4,809	73	1,014	4,882	5,896	156	1/23/2020
San Antonio-New Braunfels	TX	974	8,545	8	974	8,553	9,527	10	12/29/2020
San Antonio-New Braunfels	TX	3,683	4,394	—	3,683	4,394	8,077	9	12/31/2020
Washington-Arlington-Alexandria	VA	1,516	12,633	75	1,516	12,708	14,224	1,335	7/21/2017
Nonmetropolitan Area(3)	WA	810	1,530	19	810	1,549	2,359	741	6/10/2013

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Nonmetropolitan Area(3)	WA	998	1,862	119	998	1,981	2,979	893	6/10/2013
Longview	WA	448	2,356	21	448	2,377	2,825	505	9/3/2015
Portland-Vancouver-Hillsboro	WA	421	2,313	12	421	2,325	2,746	611	4/1/2013
Portland-Vancouver-Hillsboro	WA	1,903	2,239	10	1,903	2,249	4,152	727	4/1/2013
Portland-Vancouver-Hillsboro(3)	WA	923	2,821	16	923	2,837	3,760	727	6/10/2013
Portland-Vancouver-Hillsboro	WA	935	2,045	15	935	2,060	2,995	528	4/1/2014
Portland-Vancouver-Hillsboro	WA	478	2,158	174	478	2,332	2,810	660	4/1/2014
Portland-Vancouver-Hillsboro	WA	2,023	3,484	50	2,023	3,534	5,557	1,055	8/27/2014
Portland-Vancouver-Hillsboro	WA	1,870	4,632	7	1,870	4,639	6,509	747	1/11/2017
Portland-Vancouver-Hillsboro	WA	422	2,271	11	422	2,282	2,704	245	3/29/2018
Portland-Vancouver-Hillsboro	WA	1,105	2,121	25	1,105	2,146	3,251	552	10/3/2014
Seattle-Tacoma-Bellevue	WA	770	3,203	62	770	3,265	4,035	966	4/1/2014
Seattle-Tacoma-Bellevue	WA	1,438	3,280	77	1,438	3,357	4,795	956	9/18/2014
Spokane-Spokane Valley	WA	1,463	10,075	—	1,463	10,075	11,538	17	12/23/2020
Spokane-Spokane Valley	WA	841	3,039	—	841	3,039	3,880	5	12/23/2020
Total		$738,797	$2,785,187	$114,690	$738,863	$2,900,329	$3,639,192	$443,623

(1) Refers to metropolitan statistical area (MSA) as defined by the U.S. Census Bureau.

(2) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $3.2 billion (unaudited) at December 31, 2020.

(3) As of December 31, 2020, 86 of our self storage properties were encumbered by an aggregate of $223.6 million of debt financing.

(4) Property subject to a long-term lease agreement.

Note: The Company only owns one class of real estate, which is self storage properties. The estimated useful lives of the individual assets that comprise buildings and improvements range from 3 years to 40 years. The category for buildings and improvements in the table above includes furniture and equipment.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2020, 2019 and 2018
(in thousands)

	2020	2019	2018
Self Storage properties:
Balance at beginning of year	$3,091,719	$2,637,723	$2,275,233
Acquisitions and improvements	547,667	458,132	366,522
Reclassification from assets held for sale	—	—	—
Write-off of fully depreciated assets and other	(194)	—	(323)
Dispositions	—	(4,136)	(3,709)
Reclassification to assets held for sale	—	—	—
Balance at end of year	$3,639,192	$3,091,719	$2,637,723

Accumulated depreciation:
Balance at beginning of year	$337,822	$246,261	$170,358
Depreciation expense	105,866	92,177	76,299
Write-off of fully depreciated assets and other	(65)	—	—
Dispositions	—	(616)	(396)
Assets held for sale	—	—	—
Balance at end of year	$443,623	$337,822	$246,261