Form 10-Q
period 2021-03-31
National Storage Affiliates Trust
filed 2021-05-05
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
Yes ☐  No ☒
As of May 4, 2021, 76,606,220 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Real estate
Self storage properties	$3,807,621	$3,639,192
Less accumulated depreciation	(473,019)	(443,623)
Self storage properties, net	3,334,602	3,195,569
Cash and cash equivalents	19,513	18,723
Restricted cash	3,297	2,978
Debt issuance costs, net	2,293	2,496
Investment in unconsolidated real estate ventures	199,277	202,533
Other assets, net	69,751	68,149
Operating lease right-of-use assets	22,903	23,129
Total assets	$3,651,636	$3,513,577
LIABILITIES AND EQUITY
Liabilities
Debt financing	$1,932,770	$1,916,971
Accounts payable and accrued liabilities	42,347	47,043
Interest rate swap liabilities	52,044	77,918
Operating lease liabilities	24,569	24,756
Deferred revenue	18,286	16,414
Total liabilities	2,070,016	2,083,102
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,732,719 and 8,732,719 issued and outstanding at March 31, 2021 and December 31, 2020, respectively, at liquidation preference	218,318	218,318
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 75,186,127 and 71,293,117 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	752	713
Additional paid-in capital	1,156,378	1,050,714
Distributions in excess of earnings	(259,155)	(251,704)
Accumulated other comprehensive loss	(31,642)	(49,084)
Total shareholders' equity	1,084,651	968,957
Noncontrolling interests	496,969	461,518
Total equity	1,581,620	1,430,475
Total liabilities and equity	$3,651,636	$3,513,577

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE
Rental revenue	$113,127	$95,402
Other property-related revenue	4,137	3,371
Management fees and other revenue	5,728	5,449
Total revenue	122,992	104,222
OPERATING EXPENSES
Property operating expenses	34,604	30,592
General and administrative expenses	11,238	11,094
Depreciation and amortization	32,424	29,105
Other	397	389
Total operating expenses	78,663	71,180
OTHER (EXPENSE) INCOME
Interest expense	(16,792)	(15,628)
Equity in earnings (losses) of unconsolidated real estate ventures	759	(340)
Acquisition costs	(292)	(833)
Non-operating expense	(173)	(192)
Other expense	(16,498)	(16,993)
Income before income taxes	27,831	16,049
Income tax expense	(196)	(286)
Net income	27,635	15,763
Net income attributable to noncontrolling interests	(6,797)	(9,115)
Net income attributable to National Storage Affiliates Trust	20,838	6,648
Distributions to preferred shareholders	(3,275)	(3,273)
Net income attributable to common shareholders	$17,563	$3,375

Earnings (loss) per share - basic	$0.24	$0.06
Earnings (loss) per share - diluted	$0.19	$0.06

Weighted average shares outstanding - basic	71,794	59,798
Weighted average shares outstanding - diluted	123,187	59,798

Dividends declared per common share	$0.35	$0.33

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$27,635	$15,763
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	20,900	(66,369)
Reclassification of other comprehensive loss to interest expense	4,957	612
Other comprehensive income (loss)	25,857	(65,757)
Comprehensive income (loss)	53,492	(49,994)
Comprehensive (income) loss attributable to noncontrolling interests	(14,814)	14,349
Comprehensive income (loss) attributable to National Storage Affiliates Trust	$38,678	$(35,645)

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2020	8,732,719	$218,318	71,293,117	$713	$1,050,714	$(251,704)	$(49,084)	$461,518	$1,430,475
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	22,897	22,897
Redemptions of OP units	—	—	190,248	2	2,332	—	(108)	(2,226)	—
Issuance of common shares, net of offering costs	—	—	3,692,216	37	122,375	—	—	—	122,412
Contributions from noncontrolling interests	—	—	—	—	—	—	—	103	103
Effect of changes in ownership for consolidated entities	—	—	—	—	(18,983)	—	(290)	19,273	—
Equity-based compensation expense	—	—	—	—	92	—	—	1,194	1,286
Issuance of restricted common shares	—	—	15,369	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(4,823)	—	(152)	—	—	—	(152)
Preferred share dividends	—	—	—	—	—	(3,275)	—	—	(3,275)
Common share dividends	—	—	—	—	—	(25,014)	—	—	(25,014)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20,604)	(20,604)
Other comprehensive income	—	—	—	—	—	—	17,840	8,017	25,857
Net income	—	—	—	—	—	20,838	—	6,797	27,635
Balances, March 31, 2021	8,732,719	$218,318	75,186,127	$752	$1,156,378	$(259,155)	$(31,642)	$496,969	$1,581,620

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$27,635	$15,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,424	29,105
Amortization of debt issuance costs	806	754
Amortization of debt discount and premium, net	(177)	(356)
Mark-to-market changes in value on equity securities	—	142
Equity-based compensation expense	1,286	774
Equity in (earnings) losses of unconsolidated real estate ventures	(759)	340
Distributions from unconsolidated real estate ventures	4,015	3,325
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	686	(118)
Accounts payable and accrued liabilities	(3,037)	1,086
Deferred revenue	1,191	(130)
Net Cash Provided by Operating Activities	64,070	50,685
INVESTING ACTIVITIES
Acquisition of self storage properties	(141,175)	(209,981)
Capital expenditures	(5,685)	(4,909)
Investments in and advances to unconsolidated real estate ventures	—	(3,125)
Deposits and advances for self storage property and other acquisitions	(2,530)	(500)
Proceeds from sale of equity securities	—	7,560
Expenditures for corporate furniture, equipment and other	(10)	(157)
Net Cash Used In Investing Activities	(149,400)	(211,112)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	122,412	4,249
Borrowings under debt financings	180,000	244,000
Contributions from noncontrolling interests	103	—
Principal payments under debt financings	(164,564)	(46,579)
Payment of dividends to common shareholders	(25,014)	(19,747)
Distributions to preferred shareholders	(3,275)	(3,273)
Distributions to noncontrolling interests	(20,730)	(19,813)
Debt issuance costs	(332)	—
Equity offering costs	(2,161)	—
Net Cash Provided By Financing Activities	86,439	158,837
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,109	(1,590)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	21,701	24,276
End of period	$22,810	$22,686

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$18,359	$16,502
Merger and internalization of PRO:
Redemptions and conversions of partnership interests	—	33,583
Issuance of common shares for management platform	—	10,301

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
The Company owned 667 consolidated self storage properties in 33 states and Puerto Rico with approximately 40.8 million rentable square feet in approximately 321,000 storage units as of March 31, 2021. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In") and Blue Sky Self Storage, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
As of March 31, 2021, the Company also managed through its property management platform an additional portfolio of 177 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.7 million rentable square feet, configured in approximately 104,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of March 31, 2021, in total, the Company operated and held ownership interests in 844 self storage properties located across 36 states and Puerto Rico with approximately 53.5 million rentable square feet in approximately 425,000 storage units.
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
As of March 31, 2021, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 40 self storage properties. As of December 31, 2020, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $268.5 million and $225.1 million as of March 31, 2021 and December 31, 2020, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $100.7 million and $100.7 million as of March 31, 2021 and December 31, 2020, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended March 31, 2021 and 2020, the Company recognized $3.1 million and $2.6 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended March 31, 2021 and 2020, the Company recognized retail sales of $0.5 million and $0.4 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended March 31, 2021 and 2020, the Company recognized property management fees, call center fees and platform fees of $3.5 million and $3.2 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") in 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. Accordingly, the Company's performance obligation related to the Initial 2016 JV Portfolio was satisfied during the year ended December 31, 2020. As of March 31, 2021 and December 31, 2020, the Company had deferred revenue related to the acquisition fees of $1.1 million and $1.3 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended March 31, 2021 and 2020, the Company recognized acquisition fees of $0.2 million and $0.5 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the three months ended March 31, 2021 and 2020, the Company recognized $1.9 million and $1.6 million, respectively, of revenue related to these activities.
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

3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
Forward Equity Offering
On September 22, 2020, the Company entered into an underwriting agreement, as well as certain forward sale agreements, with a syndicate of banks acting as underwriters, forward sellers, and/or forward purchasers in connection with an underwritten public offering of 4,500,000 common shares of beneficial interest, $0.01 par value per share of the Company ("common shares") at a public offering price of $33.15 per share (the "forward offering"). The underwriters were granted a 30-day option to purchase up to an additional 675,000 common shares at the same price, which they partially exercised for an additional 400,000 common shares on October 6, 2020. Therefore, the forward sellers or their affiliates, at the Company's request, borrowed from third parties and sold to the underwriters an aggregate of 4,900,000 common shares, which the underwriters sold at an offering price of $33.15 per share, for proceeds of approximately $162.4 million. As a result of this forward construct, the Company did not receive any proceeds from the sale of such shares at closing. The Company has determined that the forward sale agreements are not considered to be derivative instruments under the guidance within ASC 815.
On December 30, 2020, the Company settled a portion of the forward offering by physically delivering 1,850,510 common shares to the forward purchasers for net proceeds of approximately $60.0 million. On March 22, 2021, the Company settled the remaining portion of the forward offering by physically delivering 3,049,490 common shares to the forward purchasers for net proceeds of approximately $97.3 million.
At the Market ("ATM") Program
On February 27, 2019, the Company entered into a sales agreement with certain sales agents, pursuant to which the Company may sell from time to time up to an aggregate of $250.0 million common shares and 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A preferred shares") in sales deemed to be "at the market" offerings. The sales agreement contemplates that, in addition to the issuance and sale by the Company of offered shares to or through the sale agents, the Company may enter into separate forward sale agreements with any forward purchaser. Forward sale agreements, if any, will include only the Company's common shares and will not include any Series A preferred shares. If the Company enters into a forward sale agreement with any forward purchaser, such forward purchaser will attempt to borrow from third parties and sell, through the related agent, acting as sales agent for such forward purchaser (each, a "forward seller"), offered shares, in an amount equal to the offered shares subject to such forward sale agreement, to hedge such forward purchaser’s exposure under such forward sale agreement. The Company may offer the common shares and Series A preferred shares through the agents, as the Company's sales agents, or, as applicable, as forward seller, or directly to the agents or forward sellers, acting as principals, by means of, among others, ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.
During the three months ended March 31, 2021, the Company sold 642,726 common shares through the ATM program at an average offering price of $39.41 per share, resulting in net proceeds to the Company of approximately $25.1 million, after deducting compensation payable by the Company to such agents and offering expenses.
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

As of March 31, 2021 and December 31, 2020, units reflecting noncontrolling interests consisted of the following:

	March 31, 2021	December 31, 2020
Series A-1 preferred units	637,382	637,382
OP units	29,921,057	29,616,809
Subordinated performance units	9,197,259	9,030,872
LTIP units	798,782	734,196
DownREIT units
DownREIT OP units	1,924,918	1,924,918
DownREIT subordinated performance units	4,337,111	4,337,111
Total	46,816,509	46,281,288
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
The increase in OP units outstanding from December 31, 2020 to March 31, 2021 was due to the issuance of 351,457 OP units in connection with the acquisition of self storage properties, 80,006 LTIP units which were converted into an equivalent number of OP units and 63,033 OP units issued upon the conversion of 32,741 subordinated performance units (as discussed further below) partially offset by the redemption of 190,248 OP units for an equal number of common shares.
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
The increase in subordinated performance units outstanding from December 31, 2020 to March 31, 2021 was due to the issuance of 199,128 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties partially offset by the voluntary conversion of 32,741 subordinated performance units into 63,033 OP units.
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
The increase in LTIP units outstanding from December 31, 2020 to March 31, 2021 was due to the issuance of 144,592 compensatory LTIP units to employees and trustees, net of forfeitures, partially offset by the conversion of 80,006 LTIP units into an equivalent number of OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31, 2021	December 31, 2020
Land	$765,453	$738,863
Buildings and improvements	3,033,932	2,892,490
Furniture and equipment	8,236	7,839
Total self storage properties	3,807,621	3,639,192
Less accumulated depreciation	(473,019)	(443,623)
Self storage properties, net	$3,334,602	$3,195,569
Depreciation expense related to self storage properties amounted to $29.4 million and $25.7 million during the three months ended March 31, 2021 and 2020, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of March 31, 2021, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 103 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2021, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
ASSETS
Self storage properties, net	$1,784,520	$1,799,522
Other assets	24,981	24,397
Total assets	$1,809,501	$1,823,919
LIABILITIES AND EQUITY
Debt financing	$1,000,686	$1,000,464
Other liabilities	20,055	21,612
Equity	788,760	801,843
Total liabilities and equity	$1,809,501	$1,823,919

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Total revenue	$43,695	$40,238
Property operating expenses	11,788	13,178
Net operating income	31,907	27,060
Supervisory, administrative and other expenses	(2,882)	(2,669)
Depreciation and amortization	(15,522)	(15,146)
Interest expense	(10,405)	(10,264)
Acquisition and other expenses	(121)	(399)
Net income (loss)	$2,977	$(1,418)

6. ACQUISITIONS
The Company acquired 23 self storage properties with an estimated fair value of $166.0 million during the three months ended March 31, 2021. Of these acquisitions, seven self storage properties with an estimated fair value of $48.5 million were acquired by the Company from its PROs. The 23 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $1.3 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $3.9 million, resulting in a total fair value of $162.1 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the three months ended March 31, 2021 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2021	23	$141,928	$22,897	$1,138	$165,963
(1)Value of OP equity represents the fair value of OP units and subordinated performance units.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31, 2021	December 31, 2020
Customer in-place leases, net of accumulated amortization of $3,219 and $5,322, respectively	$7,930	$6,460
Receivables:
Trade, net	2,164	2,734
PROs and other affiliates	2,107	2,974
Receivables from unconsolidated real estate ventures	5,414	5,825
Property acquisition and other deposits	2,530	1,087
Prepaid expenses and other	8,098	7,099
Corporate furniture, equipment and other, net	1,612	1,673
Trade names	6,380	6,380
Management contracts, net of accumulated amortization of $3,476 and $3,222, respectively	11,744	11,998
Tenant reinsurance intangible, net of accumulated amortization of $1,049 and $903, respectively	13,590	13,737
Goodwill	8,182	8,182
Total	$69,751	$68,149
Amortization expense related to customer in-place leases amounted to $2.4 million and $2.9 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense related to management contracts amounted to $0.3 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of March 31, 2021 and December 31, 2020 is summarized as follows (dollars in thousands):

	Interest Rate(1)	March 31, 2021	December 31, 2020
Credit Facility:
Revolving line of credit	1.41%	$190,500	$174,000
Term loan A	3.74%	125,000	125,000
Term loan B	2.91%	250,000	250,000
Term loan C	2.80%	225,000	225,000
Term loan D	3.57%	175,000	175,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
2030 Senior Unsecured Notes	2.99%	150,000	150,000
2031 Senior Unsecured Notes	4.08%	50,000	50,000
2032 Senior Unsecured Notes	3.09%	100,000	100,000
Fixed rate mortgages payable	4.26%	222,549	223,614
Total principal		1,938,049	1,922,614
Unamortized debt issuance costs and debt premium, net		(5,279)	(5,643)
Total debt		$1,932,770	$1,916,971

(1)Represents the effective interest rate as of March 31, 2021. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of March 31, 2021, the Company's unsecured credit facility provided for total borrowings of $1.275 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $500.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), and (v) a $175.0 million tranche D term loan facility (the "Term Loan D"). As of March 31, 2021, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
As of March 31, 2021, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $303.8 million while remaining in compliance with the credit facility's financial covenants. At March 31, 2021, the Company was in compliance with all such covenants.
2026, May 2031 And 2033 Senior Unsecured Notes
As discussed in Note 13, on May 3, 2021, the Company's operating partnership entered into an agreement to issue $35.0 million of 2.16% senior unsecured notes due May 4, 2026 (the "2026 Notes"), $90.0 million of 3.00% senior unsecured notes due May 4, 2031 (the "May 2031 Notes") and $55.0 million of 3.10% senior unsecured notes due May 4, 2033 (the "2033 Notes") in a private placement to certain institutional investors.

Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2021, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2021	$6,605	$(1,262)	$5,343
2022	4,374	(1,679)	2,695
2023	376,813	(1,323)	375,490
2024	462,464	(950)	461,514
2025	227,185	(375)	226,810
2026	177,322	(250)	177,072
Thereafter	683,286	560	683,846
	$1,938,049	$(5,279)	$1,932,770

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$27,635	$15,763
Net income attributable to noncontrolling interests	(6,797)	(9,115)
Net income attributable to National Storage Affiliates Trust	20,838	6,648
Distributions to preferred shareholders	(3,275)	(3,273)
Distributed and undistributed earnings allocated to participating securities	(11)	(12)
Net income attributable to common shareholders - basic	$17,552	$3,363
Effect of assumed conversion of dilutive securities	6,452	—
Net income attributable to common shareholders - diluted	$24,004	$3,363

Denominator
Weighted average shares outstanding - basic	71,794	59,798
Effect of dilutive securities:
Weighted average effect of outstanding forward offering agreement	399	—
Weighted average OP units outstanding	29,751	—
Weighted average DownREIT OP unit equivalents outstanding	1,925	—
Weighted average LTIP units outstanding	133	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	19,185	—
Weighted average shares outstanding - diluted	123,187	59,798

Earnings (loss) per share - basic	$0.24	$0.06
Earnings (loss) per share - diluted	$0.19	$0.06

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2021, 458,181 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs or the completion of expansion projects. For the three months ended March 31, 2021, 252,894 unvested LTIP units that vest upon the future acquisition of properties, or the completion of expansion projects, are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three months ended March 31, 2020, potential common shares totaling 51.1 million related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.

10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended March 31, 2021 and 2020, the Company incurred $4.2 million and $5.3 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended March 31, 2021 and 2020, the Company incurred $6.4 million and $8.8 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended March 31, 2021 and 2020, the Company incurred $0.3 million and $0.2 million of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the three months ended March 31, 2021, the Company acquired one self storage property for $8.8 million from a company in which an entity controlled by J. Timothy Warren, a trustee of the Company, was an investor. Mr. Warren's adult children held an ownership interest in such investor entity. Of the total consideration paid, the interest of Mr. Warren's children was approximately 29,123 OP Units with a value of $1.1 million.
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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2019	$(18,963)
Swap ineffectiveness	17
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	612
Unrealized losses on interest rate swaps included in accumulated other comprehensive (loss) income	(66,369)
Fair value at March 31, 2020	$(84,703)

Fair value at December 31, 2020	$(77,918)
Swap ineffectiveness	17
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	4,957
Unrealized gains on interest rate swaps included in accumulated other comprehensive (loss) income	20,900
Fair value at March 31, 2021	$(52,044)
As of March 31, 2021 and December 31, 2020, the Company had outstanding interest rate swaps with aggregate notional amounts of $1,125.0 million and $1,125.0 million, respectively, designated as cash flow hedges. As of March 31, 2021, the Company's swaps had a weighted average remaining term of approximately 3.0 years. The fair value of these swaps are presented as interest rate swap liabilities in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at March 31, 2021 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $20.1 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.90% weighted average fixed rate under these interest rate swaps, the Company will benefit from net cash payments due from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the three months ended March 31, 2021 and 2020. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2021, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at March 31, 2021 and December 31, 2020, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at March 31, 2021 and December 31, 2020 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $222.5 million as of March 31, 2021 with a fair value of approximately $243.0 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.38%, compared to the weighted average contractual interest rate of 4.69%. The combined principal balance of the Company's fixed rate mortgages was approximately $223.6 million as of December 31, 2020 with a fair value of approximately $249.7 million. In determining the fair value as of December 31, 2020, the Company estimated a weighted average market interest rate of approximately 2.12%, compared to the weighted average contractual interest rate of 4.69%.
13. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
Subsequent to March 31, 2021, the Company closed approximately $204.1 million of additional wholly-owned self storage property acquisitions. Consideration for these acquisitions included approximately $192.7 million of net cash, the assumption of approximately $1.4 million of other working capital liabilities and OP equity of approximately $10.0 million (consisting of the issuance of 239,923 subordinated performance units). In connection with these acquisitions, the Company reimbursed the PROs for approximately $0.1 million of due diligence costs related to the self storage properties sourced by the PROs.
ATM Program
Subsequent to March 31, 2021, the Company sold 1,320,000 of its common shares through the ATM program at an average offering price of $40.40 per share, resulting in net proceeds to the Company of approximately $53.0 million, after deducting compensation payable by the Company to such agents and offering expenses. The Company used the net proceeds for self storage property acquisitions and to repay borrowings outstanding under its Revolver.
2026, May 2031 And 2033 Senior Unsecured Notes
On May 3, 2021, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "Note Purchase Agreement") which provides for the private placement of $35.0 million of 2.16% senior unsecured notes due May 4, 2026 (the "2026 Notes"), $90.0 million of 3.00% senior unsecured notes due May 4, 2031 (the "May 2031 Notes") and $55.0 million of 3.10% senior unsecured notes due May 4, 2033 (the "2033 Notes" and together with the 2026 Notes and May 2031 Notes the "Senior Unsecured Notes") to certain institutional investors. The Senior Unsecured Notes are governed by the Note Purchase Agreement and the sale and purchase of the 2033 Notes is expected to occur on or before May 26, 2021 and the sale and purchase of the 2026 Notes and the May 2031 Notes is expected to occur on or before July 26, 2021, subject to customary closing conditions. The Company plans to use the proceeds to repay outstanding amounts on its revolving line of credit and for general corporate purposes.
Upon closing, interest will be paid semiannually, on May 31st and November 30th of each year, commencing on November 30, 2021. The Senior Unsecured Notes will be senior unsecured obligations of the Company and will be jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors, upon issuance. The Senior Unsecured Notes will rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2029 Senior Unsecured Notes, 2030 Senior Unsecured Notes, 2031 Senior Unsecured Notes and 2032 Senior Unsecured Notes. The Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.

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
The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. One of the most significant factors is the ongoing and potential impact of the current outbreak of COVID-19 on the economy, the self storage industry and the broader financial markets, which may have a significant negative impact on the Company's financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic in the second quarter or thereafter. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the timing of the successful distribution of an effective vaccine. The current outbreak of COVID-19 has impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC (the "Annual Report"), and the Company's subsequent filings under the Exchange Act.
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
Due to the pandemic, we experienced a slowdown in overall business activity during the second quarter of 2020. However, we observed sustained improvement in our property operating results during the third and fourth quarters of 2020 and continuing into the first quarter of 2021. We continue to take proactive measures to maintain the strength of our business and manage the impact of COVID-19 on our operations and liquidity, including the following:
•We resumed rental rate increases for in-place tenants at the vast majority of our stores during the third quarter of 2020;
•We are continuing to diligently manage operating expenses, including store-level personnel costs, marketing and repairs and maintenance expenses;
•We continue to closely monitor our liquidity position. As of March 31, 2021, we had the capacity to borrow remaining Revolver commitments of $303.8 million with less than $5 million of debt maturing through 2022;
•On October 22, 2020, we issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 in a private placement;
•During the year ended December 31, 2020, we completed the forward offering of 4,900,000 common shares of beneficial interest under forward sale agreements at a public offering price of $33.15 per share. On December 30, 2020, we settled a portion of the forward offering by physically delivering 1,850,510 common shares to the forward purchasers for net proceeds of approximately $60.0 million. On March 22, 2021 we settled the remaining portion of the forward offering by physically delivering 3,049,490 common shares to the forward purchasers for net proceeds of approximately $97.3 million.
•As discussed in Note 13 in Item 1, on May 3, 2021, our operating partnership entered into an agreement to issue $35.0 million of 2.16% senior unsecured notes due May 4, 2026, $90.0 million of 3.00% senior unsecured notes due May 4, 2031 and $55.0 million of 3.10% senior unsecured notes due May 4, 2033 in a private placement to certain institutional investors.
•We remain committed to acquiring properties at appropriate risk-adjusted returns. We believe our acquisition opportunities through our captive pipeline and relationship-based third-party deals sourced by our PROs will continue to be a differentiating factor for us to prudently deploy capital, including through the issuance of OP equity.
The above discussion is intended to provide shareholders with certain information regarding the impacts of the COVID-19 pandemic on our business and management’s efforts to respond to those impacts. We are unable to predict the impact of the COVID-19 pandemic on our business for the balance of 2021 and thereafter. We will continue to monitor its effects and will adjust our operations as necessary. As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that such information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our financial condition, results of operations and cash flows for the second quarter of 2021 and future periods. See "Risk Factors" under Item 1A to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.
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
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures. As of March 31, 2021, our property management platform managed and controlled 288 of our consolidated properties and 177 of our unconsolidated real estate venture properties.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Our PROs
The Company had ten PROs as of March 31, 2021: Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of March 31, 2021, we owned a geographically diversified portfolio of 667 self storage properties, located in 33 states and Puerto Rico, comprising approximately 40.8 million rentable square feet, configured in approximately 321,000 storage units. Of these properties, 283 were acquired by us from our PROs, 383 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the three months ended March 31, 2021, we acquired 23 self storage properties for $166.0 million, comprising approximately 1.5 million rentable square feet, configured in approximately 11,300 storage units. Of these acquisitions, seven were acquired from our PROs and 16 were acquired from third-party sellers.
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
2018 Joint Venture
As of March 31, 2021, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2021, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 23 self storage properties during the three months ended March 31, 2021 and 77 self storage properties during the year ended December 31, 2020. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of March 31, 2021, our same store portfolio consisted of 560 consolidated self storage properties.
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
Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020
Net income was $27.6 million for the three months ended March 31, 2021, compared to $15.8 million for the three months ended March 31, 2020, an increase of $11.8 million. The increase was primarily due to an increase in net operating income ("NOI") generated from 41 self storage properties acquired between April 1, 2020 and December 31, 2020, an additional 23 self storage properties acquired between January 1, 2021 and March 31, 2021 and same store NOI growth, partially offset by increases in depreciation and amortization. For a description of NOI, see "Non-GAAP Financial Measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Rental revenue
Same store portfolio	$97,904	$90,680	$7,224
Non-same store portfolio	15,223	4,722	10,501
Total rental revenue	113,127	95,402	17,725

	Three Months Ended March 31,
	2021	2020	Change
Other property-related revenue
Same store portfolio	3,613	3,194	419
Non-same store portfolio	524	177	347
Total other property-related revenue	4,137	3,371	766
Property operating expenses
Same store portfolio	28,833	28,661	172
Non-same store portfolio	5,771	1,931	3,840
Total property operating expenses	34,604	30,592	4,012
Net operating income
Same store portfolio	72,684	65,213	7,471
Non-same store portfolio	9,976	2,968	7,008
Total net operating income	82,660	68,181	14,479
Management fees and other revenue	5,728	5,449	279
General and administrative expenses	(11,238)	(11,094)	(144)
Depreciation and amortization	(32,424)	(29,105)	(3,319)
Other	(397)	(389)	(8)
Other (expense) income
Interest expense	(16,792)	(15,628)	(1,164)
Equity in earnings (losses) of unconsolidated real estate ventures	759	(340)	1,099
Acquisition costs	(292)	(833)	541
Non-operating expense	(173)	(192)	19
Other expense	(16,498)	(16,993)	495
Income before income taxes	27,831	16,049	11,782
Income tax expense	(196)	(286)	90
Net income	27,635	15,763	11,872
Net income attributable to noncontrolling interests	(6,797)	(9,115)	2,318
Net income attributable to National Storage Affiliates Trust	20,838	6,648	14,190
Distributions to preferred shareholders	(3,275)	(3,273)	(2)
Net income attributable to common shareholders	$17,563	$3,375	$14,188
Total Revenue
Our total revenue increased by $18.8 million, or 18.0%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase was primarily attributable to incremental revenue from 41 self storage properties acquired between April 1, 2020 and December 31, 2020, 23 self storage properties acquired between January 1, 2021 and March 31, 2021 and an increase in total portfolio average occupancy from 86.7% for the three months ended March 31, 2020 to 91.8% for the three months ended March 31, 2021. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $17.7 million, or 18.6%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. The increase in rental revenue was due to a $10.5 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $7.0 million from 41 self storage properties acquired between April 1, 2020 and December 31, 2020 and $1.4 million from 23 self storage properties acquired during the three months ended March 31, 2021. Same store portfolio rental revenues increased $7.2 million, or 8.0%, due to an increase in average occupancy from 86.9% for the three months ended

March 31, 2020 to 92.5% for the three months ended March 31, 2021 and a 1.4% increase, from $12.30 to $12.47, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $0.8 million, or 22.7%, for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020. This increase primarily resulted from a $0.4 million increase in same store other property-related revenue and a $0.3 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.2 million from 41 self storage properties acquired between April 1, 2020 and December 31, 2020.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $5.7 million for the three months ended March 31, 2021, compared to $5.4 million for the three months ended March 31, 2020, an increase of $0.3 million. This increase was primarily attributable to increases in tenant insurance fees and dividends.
Property Operating Expenses
Property operating expenses were $34.6 million for the three months ended March 31, 2021 compared to $30.6 million for the three months ended March 31, 2020, an increase of $4.0 million, or 13.1%. The increase in property operating expenses primarily resulted from a $3.8 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $2.6 million from 41 self storage properties acquired between April 1, 2020 and December 31, 2020 and $0.6 million from 23 self storage properties acquired during the three months ended March 31, 2021.
General and Administrative Expenses
General and administrative expenses increased $0.1 million, or 1.3%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This increase was attributable to increases in equity based compensation expense offset by decreases in supervisory and administrative fees charged by our PROs primarily as a result of the merger and internalization of the management platform of SecurCare on March 31, 2020.
Depreciation and Amortization
Depreciation and amortization increased $3.3 million, or 11.4%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This increase was primarily attributable to incremental depreciation expense related to the 41 self storage properties acquired between April 1, 2020 and December 31, 2020 and the 23 self storage properties we acquired between January 1, 2021 and March 31, 2021, partially offset by a decrease in amortization of customer in-place leases from $2.9 million for the three months ended March 31, 2020 to $2.4 million for the three months ended March 31, 2021.
Interest Expense
Interest expense increased $1.2 million, or 7.4%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The increase in interest expense was primarily attributable to additional borrowings in October 2020 consisting of the issuance of $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Ventures
Equity in earnings (losses) of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended March 31, 2021, we recorded $0.8 million of equity in earnings from our unconsolidated real estate ventures compared to $0.3 million of losses for the three months ended March 31, 2020.

Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $6.8 million for the three months ended March 31, 2021, compared to $9.1 million for the three months ended March 31, 2020.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three months ended March 31, 2021 and 2020 (in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2021	2020
Net income	$27,635	$15,763
Add (subtract):
Real estate depreciation and amortization	32,070	28,764
Company's share of unconsolidated real estate venture real estate depreciation and amortization	3,881	3,787
Mark-to-market changes in value on equity securities	—	142
Distributions to preferred shareholders and unitholders	(3,517)	(3,514)
FFO attributable to subordinated performance unitholders(1)	(9,162)	(8,664)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	50,907	36,278
Add:
Acquisition costs	292	833
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$51,199	$37,111

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	71,794	59,798
Weighted average restricted common shares outstanding	25	23
Weighted average effect of forward offering agreement(3)	399	—
Weighted average OP units outstanding	29,751	30,709
Weighted average DownREIT OP unit equivalents outstanding	1,925	1,849
Weighted average LTIP units outstanding	585	617
Total weighted average shares and units outstanding - FFO and Core FFO	104,479	92,996

FFO per share and unit	$0.49	$0.39
Core FFO per share and unit	$0.49	$0.40

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Earnings (loss) per share - diluted	$0.19	$0.06
Impact of the difference in weighted average number of shares(1)	0.04	(0.02)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	0.09
Add real estate depreciation and amortization	0.31	0.31
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.04	0.04
FFO attributable to subordinated performance unitholders	(0.09)	(0.09)
FFO per share and unit	0.49	0.39
Add acquisition costs	—	0.01
Core FFO per share and unit	$0.49	$0.40

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

The following table presents a reconciliation of net income (loss) to NOI for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$27,635	$15,763
(Subtract) Add:
Management fees and other revenue	(5,728)	(5,449)
General and administrative expenses	11,238	11,094
Other	397	389
Depreciation and amortization	32,424	29,105
Interest expense	16,792	15,628
Equity in (earnings) losses of unconsolidated real estate ventures	(759)	340
Acquisition costs	292	833
Income tax expense	196	286
Non-operating expense	173	192
Net Operating Income	$82,660	$68,181
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net income	$27,635	$15,763
Add:
Depreciation and amortization	32,424	29,105
Company's share of unconsolidated real estate venture depreciation and amortization	3,881	3,787
Interest expense	16,792	15,628
Income tax expense	196	286
EBITDA	80,928	64,569
Add:
Acquisition costs	292	833
Equity-based compensation expense	1,286	774
Adjusted EBITDA	$82,506	$66,176

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
Cash Flows
At March 31, 2021, we had $19.5 million in cash and cash equivalents and $3.3 million of restricted cash, an increase in cash and cash equivalents of $0.8 million and an increase in restricted cash of $0.3 million from December 31, 2020. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $64.1 million for the three ended March 31, 2021 compared to $50.7 million for the three months ended March 31, 2020, an increase of $13.4 million. Our operating cash flow increased primarily due to the 41 self storage properties that were acquired between April 1, 2020 and December 31, 2020 that generated cash flow for the entire three months ended March 31, 2021, an additional 23 self storage properties acquired during the three months ended March 31, 2021 and same store NOI growth. Because these self storage properties were acquired after March 31, 2020, our operating results for the three months ended March 31, 2020 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for interest expense.
Investing Activities
Cash used in investing activities was $149.4 million for the three months ended March 31, 2021 compared to $211.1 million for the three months ended March 31, 2020. The primary uses of cash for the three months ended March 31, 2021 were for our acquisition of 23 self storage properties for cash consideration of $141.2 million, capital expenditures of $5.7 million, and deposits for potential acquisitions of $2.5 million. The primary uses of cash for the three months ended March 31, 2020 were for our acquisition of 36 self storage properties for cash consideration of $210.0 million, capital expenditures of $4.9 million, investments in our 2016 Joint Venture of $3.1 million, expenditures for corporate furniture, equipment and other of $0.2 million and deposits for potential acquisitions of $0.5 million partially offset by $7.6 million of proceeds from the sale of equity securities.
Capital expenditures totaled $5.7 million and $4.9 million during the three months ended March 31, 2021 and 2020, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Recurring capital expenditures	$2,102	$1,677
Value enhancing capital expenditures	2,239	897
Acquisitions capital expenditures	2,034	2,331
Total capital expenditures	6,375	4,905
Change in accrued capital spending	(690)	4
Capital expenditures per statement of cash flows	$5,685	$4,909

Financing Activities
Cash provided by our financing activities was $86.4 million for the three months ended March 31, 2021 compared to $158.8 million for the three months ended March 31, 2020. Our sources of financing cash flows for the three months ended March 31, 2021 primarily consisted of $180.0 million of borrowings under our Revolver and $122.4 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the three months ended March 31, 2021 were for principal payments on existing debt of $164.6 million (which included $163.5 million of principal repayments under the Revolver and $1.1 million of fixed rate mortgage principal payments), distributions to noncontrolling interests of $20.7 million, payments of dividends to common shareholders of $25.0 million and distributions to preferred shareholders of $3.3 million. Our sources of financing cash flows for the three months ended March 31, 2020 primarily consisted of $244.0 million of borrowings under our Revolver and $4.2 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the three months ended March 31, 2020 were for principal payments on existing debt of $46.6 million (which included $44.0 million of principal repayments under the Revolver and $2.6 million of fixed rate mortgage principal payments), distributions to noncontrolling interests of $19.8 million, distributions to common shareholders of $19.7 million and distributions to preferred shareholders of $3.3 million.
Credit Facility and Term Loan Facilities
As of March 31, 2021, our credit facility provided for total borrowings of $1.275 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $500.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C and (v) a $175.0 million Term Loan D. The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025 and the Term Loan D matures in July 2026. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity. As of March 31, 2021, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion. As of March 31, 2021, we would have had the capacity to borrow remaining Revolver commitments of $303.8 million while remaining in compliance with the credit facility's financial covenants.
We have a 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of March 31, 2021 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of March 31, 2021 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of March 31, 2021 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
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
2026, May 2031 And 2033 Senior Unsecured Notes
As discussed in Note 13 in Item 1, on May 3, 2021, our operating partnership entered into an agreement to issue $35.0 million of 2.16% senior unsecured notes due May 4, 2026, $90.0 million of 3.00% senior unsecured notes due May 4, 2031 and $55.0 million of 3.10% senior unsecured notes due May 4, 2033 in a private placement to certain institutional investors.
Equity Transactions
Issuance of Common Shares
During the three months ended March 31, 2021, we sold 642,726 of our common shares through at the market offerings. The common shares were sold at an average offering price of $39.41 per share, resulting in net proceeds to us of approximately $25.1 million after deducting compensation payable by us to the agents and offering expenses.
During September 2020, we completed an underwritten public offering of 4,500,000 common shares under forward sale agreements at a public offering price of $33.15 per share. The underwriters were granted a 30-day option to purchase up to an additional 675,000 common shares at the same price, which they partially exercised for an additional 400,000 common shares on October 6, 2020. On December 30, 2020, the Company settled a portion of the forward offering by physically delivering 1,850,510 common shares to the forward purchasers for net proceeds of approximately $60.0 million. On March 22, 2021 the Company settled the remaining portion of the forward offering by physically delivering 3,049,490 common shares to the forward purchasers for net proceeds of approximately $97.3 million.
During the three months ended March 31, 2021, after receiving notices of redemption from certain OP unitholders, we elected to issue 190,248 common shares to such holders in exchange for 190,248 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 23 properties acquired during the three months ended March 31, 2021, we issued $22.9 million of OP equity (consisting of 351,457 OP units and 199,128 subordinated performance units).
As discussed in Note 3 in Item 1, during the three months ended March 31, 2021, the Company issued 63,033 OP units issued upon the conversion of 32,741 subordinated performance units and 80,006 OP units upon the conversion of an equivalent number of LTIP units.
Dividends and Distributions
On February 25, 2021, our board of trustees declared a cash dividend and distribution, respectively, of $0.35 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2021. On February 25, 2021, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 15, 2021. On March 12, 2021, our board of trustees declared cash distributions of $9.2 million, in aggregate, to subordinated performance unitholders of record as of March 15, 2021. Such dividends and distributions were paid on March 31, 2021.

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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of March 31, 2021, our operating partnership had an aggregate of $1,982.2 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of March 31, 2021, an aggregate of $136.8 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of March 31, 2021, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
Seasonality
The self storage business is subject to minor seasonal fluctuations. A greater portion of revenues and profits are generally realized from May through September. Historically, our highest level of occupancy has typically been in July, while our lowest level of occupancy has typically been in February. Results for any quarter may not be indicative of the results that may be achieved for the full fiscal year.
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
As of March 31, 2021, we had $190.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $1.9 million annually.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC under the heading Item 1A. "Risk Factors" beginning on page 15, which is accessible on the SEC's website at www.sec.gov.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2021, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 190,248 common shares to satisfy redemption requests from certain limited partners.
On March 1, 2021, the operating partnership issued 5,216 subordinated performance units to an affiliate of Blue Sky, one of the Company's existing PROs, in exchange for cash.
On March 2, 2021, the operating partnership issued 32,559 subordinated performance units to an affiliate of Blue Sky, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On March 3, 2021, the operating partnership issued 13,729 OP units to an unrelated third party as partial consideration for the acquisition of a self storage property.
On March 4, 2021, the operating partnership issued 86 subordinated performance units to an affiliate of Personal Mini, one of the Company's existing PROs, in exchange for cash.
On March 11, 2021, the operating partnership issued 54,936 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.
On March 23, 2021, the operating partnership issued 59,804 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.
On March 30, 2021, the operating partnership issued 26,463 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.
On March 31, 2021, the operating partnership issued 69,658 OP units to unrelated third parties and 68,656 subordinated performance units to an affiliate of Storage Solutions, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On April 20, 2021, the operating partnership issued 239,923 subordinated performance units to an affiliate of Blue Sky, one of the Company's existing PROs, in exchange for cash.
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
As of May 4, 2021, other than those OP units held by the Company, after reflecting the transactions described herein, 32,587,068 OP units of its operating partnership were outstanding (including 798,782 outstanding LTIP units in the operating partnership and 1,924,918 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions) and 13,774,293 subordinated performance units (including 4,337,111 subordinated performance units in certain subsidiaries of the operating partnership ("DownREIT subordinated performance units").
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2021, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares issued to them. The table below summarizes all of our repurchases of common shares during the quarter ended March 31, 2021:

Period	Total number of shares purchased		-	Total number of shares purchased as part of publicly announced plans or programs	Maximum numbers of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2021	2,144	(1)		n/a	n/a
February 1 - February 28, 2021	2,079	(2)		n/a	n/a
March 1 - March 31, 2021	—			n/a	n/a

(1) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $36.03 and is based on the closing price of our common shares as of December 31, 2021, the date prior to the date of withholding.

(2) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $37.72 and is based on the closing price of our common shares as of February 19, 2021, the date of withholding.

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
Date: May 5, 2021