Form 10-Q
period 2021-06-30
National Storage Affiliates Trust
filed 2021-08-04
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Yes ☐  No ☒
As of August 3, 2021, 88,650,615 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Real estate
Self storage properties	$4,077,016	$3,639,192
Less accumulated depreciation	(504,498)	(443,623)
Self storage properties, net	3,572,518	3,195,569
Cash and cash equivalents	22,410	18,723
Restricted cash	3,565	2,978
Debt issuance costs, net	2,113	2,496
Investment in unconsolidated real estate ventures	195,567	202,533
Other assets, net	72,399	68,149
Operating lease right-of-use assets	22,674	23,129
Total assets	$3,891,246	$3,513,577
LIABILITIES AND EQUITY
Liabilities
Debt financing	$2,058,573	$1,916,971
Accounts payable and accrued liabilities	48,058	47,043
Interest rate swap liabilities	53,638	77,918
Operating lease liabilities	24,379	24,756
Deferred revenue	19,072	16,414
Total liabilities	2,203,720	2,083,102
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,736,719 and 8,732,719 issued and outstanding at June 30, 2021 and December 31, 2020, respectively, at liquidation preference	218,418	218,318
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 77,708,831 and 71,293,117 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	777	713
Additional paid-in capital	1,244,269	1,050,714
Distributions in excess of earnings	(263,117)	(251,704)
Accumulated other comprehensive loss	(33,046)	(49,084)
Total shareholders' equity	1,167,301	968,957
Noncontrolling interests	520,225	461,518
Total equity	1,687,526	1,430,475
Total liabilities and equity	$3,891,246	$3,513,577

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Rental revenue	$127,310	$95,302	$240,437	$190,704
Other property-related revenue	4,829	3,418	8,966	6,789
Management fees and other revenue	6,107	5,697	11,835	11,146
Total revenue	138,246	104,417	261,238	208,639
OPERATING EXPENSES
Property operating expenses	36,654	30,257	71,258	60,849
General and administrative expenses	12,450	10,329	23,688	21,423
Depreciation and amortization	36,051	29,309	68,475	58,414
Other	310	462	707	851
Total operating expenses	85,465	70,357	164,128	141,537
OTHER (EXPENSE) INCOME
Interest expense	(17,339)	(15,513)	(34,131)	(31,141)
Equity in earnings (losses) of unconsolidated real estate ventures	1,174	52	1,933	(288)
Acquisition costs	(118)	(252)	(410)	(1,085)
Non-operating expense	(148)	(317)	(321)	(509)
Other expense	(16,431)	(16,030)	(32,929)	(33,023)
Income before income taxes	36,350	18,030	64,181	34,079
Income tax expense	(675)	(243)	(871)	(529)
Net income	35,675	17,787	63,310	33,550
Net income attributable to noncontrolling interests	(6,957)	(7,365)	(13,754)	(16,480)
Net income attributable to National Storage Affiliates Trust	28,718	10,422	49,556	17,070
Distributions to preferred shareholders	(3,276)	(3,274)	(6,551)	(6,547)
Net income attributable to common shareholders	$25,442	$7,148	$43,005	$10,523

Earnings (loss) per share - basic	$0.33	$0.10	$0.58	$0.16
Earnings (loss) per share - diluted	$0.25	$0.10	$0.44	$0.16

Weighted average shares outstanding - basic	76,712	68,210	74,267	64,004
Weighted average shares outstanding - diluted	129,578	68,210	126,396	64,004

Dividends declared per common share	$0.38	$0.33	$0.73	$0.66

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$35,675	$17,787	$63,310	$33,550
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	(6,725)	(10,423)	14,175	(76,792)
Reclassification of other comprehensive loss to interest expense	5,124	3,934	10,081	4,546
Other comprehensive income (loss)	(1,601)	(6,489)	24,256	(72,246)
Comprehensive income (loss)	34,074	11,298	87,566	(38,696)
Comprehensive (income) loss attributable to noncontrolling interests	(6,481)	(5,172)	(21,295)	9,177
Comprehensive income (loss) attributable to National Storage Affiliates Trust	$27,593	$6,126	$66,271	$(29,519)

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2020	8,732,719	$218,318	71,293,117	$713	$1,050,714	$(251,704)	$(49,084)	$461,518	$1,430,475
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	22,897	22,897
Redemptions of OP units	—	—	190,248	2	2,332	—	(108)	(2,226)	—
Issuance of common shares, net of offering costs	—	—	3,692,216	37	122,375	—	—	—	122,412
Contributions from noncontrolling interests	—	—	—	—	—	—	—	103	103
Effect of changes in ownership for consolidated entities	—	—	—	—	(18,983)	—	(290)	19,273	—
Equity-based compensation expense	—	—	—	—	92	—	—	1,194	1,286
Issuance of restricted common shares	—	—	15,369	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(4,823)	—	(152)	—	—	—	(152)
Preferred share dividends	—	—	—	—	—	(3,275)	—	—	(3,275)
Common share dividends	—	—	—	—	—	(25,014)	—	—	(25,014)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(20,604)	(20,604)
Other comprehensive income	—	—	—	—	—	—	17,840	8,017	25,857
Net income	—	—	—	—	—	20,838	—	6,797	27,635
Balances, March 31, 2021	8,732,719	$218,318	75,186,127	$752	$1,156,378	$(259,155)	$(31,642)	$496,969	$1,581,620
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	24,102	24,102
Redemptions of OP units	—	—	121,923	1	1,554	—	(52)	(1,503)	—
Issuance of common shares, net of offering costs	—	—	2,390,000	24	103,646	—	—	—	103,670
Redemptions of Series A-1 preferred units	4,000	100	—	—	—	—	—	(100)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(17,420)	—	(227)	17,647	—
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Equity-based compensation expense	—	—	—	—	113	—	—	1,235	1,348
Issuance of restricted common shares	—	—	13,255	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(2,474)	—	(2)	—	—	—	(2)
Preferred share dividends	—	—	—	—	—	(3,276)	—	—	(3,276)
Common share dividends	—	—	—	—	—	(29,404)	—	—	(29,404)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(24,606)	(24,606)
Other comprehensive loss	—	—	—	—	—	—	(1,125)	(476)	(1,601)
Net income	—	—	—	—	—	28,718	—	6,957	35,675
Balances, June 30, 2021	8,736,719	$218,418	77,708,831	$777	$1,244,269	$(263,117)	$(33,046)	$520,225	$1,687,526

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$63,310	$33,550
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,475	58,414
Amortization of debt issuance costs	1,626	1,521
Amortization of debt discount and premium, net	(357)	(711)
Mark-to-market changes in value on equity securities	—	142
Equity-based compensation expense	2,634	1,925
Equity in (earnings) losses of unconsolidated real estate ventures	(1,933)	288
Distributions from unconsolidated real estate ventures	8,899	6,761
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(715)	1,212
Accounts payable and accrued liabilities	1,526	3,093
Deferred revenue	794	(512)
Net Cash Provided by Operating Activities	144,259	105,683
INVESTING ACTIVITIES
Acquisition of self storage properties	(383,702)	(239,138)
Capital expenditures	(13,187)	(8,583)
Investments in and advances to unconsolidated real estate ventures	—	(3,125)
Deposits and advances for self storage property and other acquisitions	(1,100)	(294)
Proceeds from sale of equity securities	—	7,560
Expenditures for corporate furniture, equipment and other	(147)	(318)
Net Cash Used In Investing Activities	(398,136)	(243,898)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	226,082	16,165
Borrowings under debt financings	546,000	311,000
Contributions from noncontrolling interests	103	661
Principal payments under debt financings	(405,073)	(103,911)
Payment of dividends to common shareholders	(54,418)	(42,372)
Distributions to preferred shareholders	(6,551)	(6,547)
Distributions to noncontrolling interests	(45,336)	(36,431)
Debt issuance costs	(495)	(835)
Equity offering costs	(2,161)	(885)
Net Cash Provided By Financing Activities	258,151	136,845
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4,274	(1,370)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	21,701	24,276
End of period	$25,975	$22,906
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$31,612	$30,366
Merger and internalization of PRO:
Redemptions and conversions of partnership interests	—	33,583
Issuance of common shares for management platform	—	10,301

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The Company owned 687 consolidated self storage properties in 33 states and Puerto Rico with approximately 42.5 million rentable square feet in approximately 334,000 storage units as of June 30, 2021. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In") and Blue Sky Self Storage, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
As of June 30, 2021, the Company also managed through its property management platform an additional portfolio of 177 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.7 million rentable square feet, configured in approximately 104,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of June 30, 2021, in total, the Company operated and held ownership interests in 864 self storage properties located across 36 states and Puerto Rico with approximately 55.2 million rentable square feet in approximately 438,000 storage units.
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
As of June 30, 2021, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 48 self storage properties. As of December 31, 2020, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $434.0 million and $225.1 million as of June 30, 2021 and December 31, 2020, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $100.7 million and $100.7 million as of June 30, 2021 and December 31, 2020, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended June 30, 2021 and 2020, the Company recognized $3.6 million and $2.7 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the six months ended June 30, 2021 and 2020, the Company recognized $6.7 million and $5.3 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended June 30, 2021 and 2020, the Company recognized retail sales of $0.7 million and $0.4 million, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized retail sales of $1.2 million and $0.8 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended June 30, 2021 and 2020, the Company recognized property management fees, call center fees and platform fees of $3.6 million and $3.2 million, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized property management fees, call center fees and platform fees of $7.1 million and $6.4 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") in 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. Accordingly, the Company's performance obligation related to the Initial 2016 JV Portfolio was satisfied during the year ended December 31, 2020. As of June 30, 2021 and December 31, 2020, the Company had deferred revenue related to the acquisition fees of $0.9 million and $1.3 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended June 30, 2021 and 2020, the Company recognized acquisition fees of $0.2 million and $0.4 million, respectively, and during the six months ended June 30, 2021 and 2020, the Company recognized acquisition fees of $0.4 million and $0.9 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the three months ended June 30, 2021 and 2020, the Company recognized $2.2 million and $1.9 million, respectively, of revenue related to these activities and during the six months ended June 30, 2021 and 2020, the Company recognized $4.1 million and $3.5 million, respectively, of revenue related to these activities.
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
Common Share Offering
As discussed in Note 13, on July 23, 2021, the Company closed a follow-on public offering of 10,120,000 of its common shares, which included 1,320,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a public offering price of $51.25 per share. The Company received aggregate net proceeds from the offering of approximately $497.4 million after deducting the underwriting discount and additional expenses associated with the offering.
At the Market ("ATM") Program
On February 27, 2019, the Company entered into a sales agreement with certain sales agents, pursuant to which the Company may sell from time to time up to an aggregate of $250.0 million common shares and 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A preferred shares") in sales deemed to be "at the market" offerings (the "sales agreement"). The sales agreement contemplates that, in addition to the issuance and sale by the Company of offered shares to or through the sale agents, the Company may enter into separate forward sale agreements with any forward purchaser. Forward sale agreements, if any, will include only the Company's common shares and will not include any Series A preferred shares. If the Company enters into a forward sale agreement with any forward purchaser, such forward purchaser will attempt to borrow from third parties and sell, through the related agent, acting as sales agent for such forward purchaser (each, a "forward seller"), offered shares, in an amount equal to the offered shares subject to such forward sale agreement, to hedge such forward purchaser’s exposure under such forward sale agreement. The Company may offer the common shares and Series A preferred shares through the agents, as the Company's sales agents, or, as applicable, as forward seller, or directly to the agents or forward sellers, acting as principals, by means of, among others, ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.
Under the sales agreement, the Company offered and sold shares having an aggregate gross sales price of approximately $219.0 million from February 27, 2019 through May 19, 2021, leaving offered shares having an aggregate gross sales price of up to approximately $31.0 million available for offer and sale under the sales agreement (the "remaining available offered shares"). On May 19, 2021, the Company entered into an amendment to the sales agreement with certain sales agents, whereby the Company increased the aggregate gross sale price under the program to $400.0 million, which includes the remaining available offered shares.

During the three months ended June 30, 2021, the Company sold 2,390,000 common shares through the ATM program at an average offering price of $43.86 per share, resulting in net proceeds to the Company of approximately $103.7 million, after deducting compensation payable by the Company to such agents and offering expenses. During the six months ended June 30, 2021, the Company sold 3,032,726 common shares through the ATM program at an average offering price of $42.92 per share, resulting in net proceeds to the Company of approximately $129.1 million, after deducting compensation payable by the Company to such agents and offering expenses.
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
As of June 30, 2021 and December 31, 2020, units reflecting noncontrolling interests consisted of the following:

	June 30, 2021	December 31, 2020
Series A-1 preferred units	633,382	637,382
OP units	30,069,539	29,616,809
Subordinated performance units	9,510,894	9,030,872
LTIP units	778,362	734,196
DownREIT units
DownREIT OP units	1,924,918	1,924,918
DownREIT subordinated performance units	4,337,111	4,337,111
Total	47,254,206	46,281,288
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A preferred shares or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The Series A preferred shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The decrease in Series A-1 preferred units outstanding from December 31, 2020 to June 30, 2021 was due to the redemption of 4,000 Series A-1 preferred units for an equal number of Series A preferred shares.
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
The increase in OP units outstanding from December 31, 2020 to June 30, 2021 was due to the issuance of 559,463 OP units in connection with the acquisition of self storage properties, 142,405 LTIP units which were converted into an equivalent number of OP units and 63,033 OP units issued upon the conversion of 32,741 subordinated performance units (as discussed further below) partially offset by the redemption of 312,171 OP units for an equal number of common shares.

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
The increase in subordinated performance units outstanding from December 31, 2020 to June 30, 2021 was due to the issuance of 512,763 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties partially offset by the voluntary conversion of 32,741 subordinated performance units into 63,033 OP units.
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
The increase in LTIP units outstanding from December 31, 2020 to June 30, 2021 was due to the issuance of 186,571 compensatory LTIP units to employees and trustees, net of forfeitures, partially offset by the conversion of 142,405 LTIP units into an equivalent number of OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	June 30, 2021	December 31, 2020
Land	$790,748	$738,863
Buildings and improvements	3,277,794	2,892,490
Furniture and equipment	8,474	7,839
Total self storage properties	4,077,016	3,639,192
Less accumulated depreciation	(504,498)	(443,623)
Self storage properties, net	$3,572,518	$3,195,569
Depreciation expense related to self storage properties amounted to $31.5 million and $26.3 million during the three months ended June 30, 2021 and 2020, respectively, and $60.9 million and $52.0 million during the six months ended June 30, 2021 and 2020, respectively.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of June 30, 2021, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 103 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of June 30, 2021, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
ASSETS
Self storage properties, net	$1,769,759	$1,799,522
Other assets	25,969	24,397
Total assets	$1,795,728	$1,823,919
LIABILITIES AND EQUITY
Debt financing	$1,000,916	$1,000,464
Other liabilities	20,951	21,612
Equity	773,861	801,843
Total liabilities and equity	$1,795,728	$1,823,919

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Total revenue	$46,086	$39,730
Property operating expenses	12,523	11,371
Net operating income	33,563	28,359
Supervisory, administrative and other expenses	(3,014)	(2,640)
Depreciation and amortization	(15,360)	(15,245)
Interest expense	(10,415)	(10,300)
Acquisition and other expenses	(136)	(20)
Net income	$4,638	$154

	Six Months Ended June 30,
	2021	2020
Total revenue	$89,781	$79,968
Property operating expenses	24,311	24,549
Net operating income	65,470	55,419
Supervisory, administrative and other expenses	(5,896)	(5,309)
Depreciation and amortization	(30,882)	(30,391)
Interest expense	(20,820)	(20,564)
Acquisition and other expenses	(257)	(419)
Net income (loss)	$7,615	$(1,264)

6. ACQUISITIONS
The Company acquired 43 self storage properties with an estimated fair value of $435.4 million during the six months ended June 30, 2021. Of these acquisitions, seven self storage properties with an estimated fair value of $48.5 million were acquired by the Company from its PROs. The 43 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $2.8 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair value of $10.8 million, resulting in a total fair value of $424.6 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the six months ended June 30, 2021 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2021	23	$141,928	$22,897	$1,138	$165,963
June 30, 2021	20	243,580	24,102	1,711	269,393
Total	43	$385,508	$46,999	$2,849	$435,356
(1)Value of OP equity represents the fair value of OP units and subordinated performance units.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	June 30, 2021	December 31, 2020
Customer in-place leases, net of accumulated amortization of $6,327 and $5,322, respectively	$10,854	$6,460
Receivables:
Trade, net	2,800	2,734
PROs and other affiliates	2,848	2,974
Receivables from unconsolidated real estate ventures	4,691	5,825
Property acquisition and other deposits	1,100	1,087
Prepaid expenses and other	9,129	7,099
Corporate furniture, equipment and other, net	1,481	1,673
Trade names	6,380	6,380
Management contracts, net of accumulated amortization of $3,730 and $3,222, respectively	11,490	11,998
Tenant reinsurance intangible, net of accumulated amortization of $1,196 and $903, respectively	13,444	13,737
Goodwill	8,182	8,182
Total	$72,399	$68,149
Amortization expense related to customer in-place leases amounted to $4.0 million and $2.4 million for the three months ended June 30, 2021 and 2020, respectively, and $6.4 million and $5.3 million during the six months ended June 30, 2021 and 2020, respectively. Amortization expense related to management contracts amounted to $0.2 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $0.5 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.2 million and $0.1 million for the three months ended June 30, 2021 and 2020, respectively, and $0.3 million and $0.2 million during the six months ended June 30, 2021 and 2020, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of June 30, 2021 and December 31, 2020 is summarized as follows (dollars in thousands):

	Interest Rate(1)	June 30, 2021	December 31, 2020
Credit Facility:
Revolving line of credit	1.40%	$265,500	$174,000
Term loan A	3.74%	125,000	125,000
Term loan B	2.91%	250,000	250,000
Term loan C	2.91%	225,000	225,000
Term loan D	3.57%	175,000	175,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
2030 Senior Unsecured Notes	2.99%	150,000	150,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
2032 Senior Unsecured Notes	3.09%	100,000	100,000
2033 Senior Unsecured Notes	3.10%	55,000	—
Fixed rate mortgages payable	4.24%	218,041	223,614
Total principal		2,063,541	1,922,614
Unamortized debt issuance costs and debt premium, net		(4,968)	(5,643)
Total debt		$2,058,573	$1,916,971
(1)Represents the effective interest rate as of June 30, 2021. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of June 30, 2021, the Company's unsecured credit facility provided for total borrowings of $1.275 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $500.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), and (v) a $175.0 million tranche D term loan facility (the "Term Loan D"). As of June 30, 2021, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
As of June 30, 2021, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $228.8 million while remaining in compliance with the credit facility's financial covenants. At June 30, 2021, the Company was in compliance with all such covenants.
As discussed in Note 13, in July 2021, the Company received commitments from a syndicated group of lenders to partially exercise the expansion option under its unsecured credit facility for a $100.0 million tranche E term loan facility.

2026, May 2031 and 2033 Senior Unsecured Notes
On May 3, 2021, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "Note Purchase Agreement") which provides for the private placement of $35.0 million of 2.16% senior unsecured notes due May 4, 2026 (the "2026 Notes"), $90.0 million of 3.00% senior unsecured notes due May 4, 2031 (the "May 2031 Notes") and $55.0 million of 3.10% senior unsecured notes due May 4, 2033 (the "2033 Notes" and together with the 2026 Notes and May 2031 Notes the "Senior Unsecured Notes") to certain institutional investors. The Senior Unsecured Notes are governed by the Note Purchase Agreement and on May 26, 2021 the operating partnership issued the 2033 Notes. As discussed in Note 13, on July 26, 2021 the operating partnership issued the 2026 Notes and the May 2031 Notes.
Interest is paid semiannually, on May 31st and November 30th of each year, commencing on November 30, 2021. The Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The Senior Unsecured Notes rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2029 Senior Unsecured Notes, 2030 Senior Unsecured Notes, August 2031 Senior Unsecured Notes and 2032 Senior Unsecured Notes. The Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
Fixed Rate Mortgage Payable
As discussed in Note 13, on July 9, 2021, the Company entered into an agreement with a single lender for an $88.0 million debt financing secured by a first lien on eight of the Company's self storage properties. This interest-only loan matures in July 2028 and has a fixed interest rate of 2.77%.
Future Debt Obligations
Based on existing debt agreements in effect as of June 30, 2021, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2021	$2,096	$(843)	$1,253
2022	4,374	(1,689)	2,685
2023	376,813	(1,333)	375,480
2024	537,464	(960)	536,504
2025	227,185	(384)	226,801
2026	177,322	(260)	177,062
Thereafter	738,287	501	738,788
	$2,063,541	$(4,968)	$2,058,573

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$35,675	$17,787	$63,310	$33,550
Net income attributable to noncontrolling interests	(6,957)	(7,365)	(13,754)	(16,480)
Net income attributable to National Storage Affiliates Trust	28,718	10,422	49,556	17,070
Distributions to preferred shareholders	(3,276)	(3,274)	(6,551)	(6,547)
Distributed and undistributed earnings allocated to participating securities	(16)	(11)	(27)	(23)
Net income attributable to common shareholders - basic	25,426	7,137	42,978	10,500
Effect of assumed conversion of dilutive securities	6,593	—	13,045	—
Net income attributable to common shareholders - diluted	$32,019	$7,137	$56,023	$10,500

Denominator
Weighted average shares outstanding - basic	76,712	68,210	74,267	64,004
Effect of dilutive securities:
Weighted average effect of outstanding forward offering agreement	—	—	199	—
Weighted average OP units outstanding	29,963	—	29,857	—
Weighted average DownREIT OP unit equivalents outstanding	1,925	—	1,925	—
Weighted average LTIP units outstanding	91	—	112	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	20,887	—	20,036	—
Weighted average shares outstanding - diluted	129,578	68,210	126,396	64,004

Earnings (loss) per share - basic	$0.33	$0.10	$0.58	$0.16
Earnings (loss) per share - diluted	$0.25	$0.10	$0.44	$0.16

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and six months ended June 30, 2021, 445,618 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs or the completion of expansion projects. For the three and six months ended June 30, 2021, 252,894 unvested LTIP units that vest upon the future acquisition of properties, or the completion of expansion projects, are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three and six months ended June 30, 2020, potential common shares totaling 46.9 million and 49.0 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended June 30, 2021 and 2020, the Company incurred $4.9 million and $3.5 million, respectively, for supervisory and administrative fees to the PROs and during the six months ended June 30, 2021 and 2020, the Company incurred $9.1 million and $8.8 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended June 30, 2021 and 2020, the Company incurred $6.6 million and $5.5 million, respectively, for payroll and related costs reimbursable to these PROs and for the six months ended June 30, 2021 and 2020, the Company incurred $13.0 million and $14.3 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended June 30, 2021 and 2020, the Company incurred $0.2 million and $0.1 million of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs and during the six months ended June 30, 2021 and 2020, the Company incurred $0.5 million and $0.2 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the year ended December 31, 2020, the Company acquired one self storage property from a company in which an entity controlled by J. Timothy Warren, a trustee of the Company, was an investor. Mr. Warren's adult children held an ownership interest in such investor entity. The total consideration payable by the Company for this property was subject to an earnout payable in three tranches based on the performance of the property over six, 12 and 18 month periods. During the six months ended June 30, 2021, in connection with the 12 month tranche of the earnout, the Company paid aggregate consideration totaling approximately $2.0 million, and the interest of Mr. Warren's children was 13,105 OP Units with a value of approximately $0.6 million.
During the six months ended June 30, 2021, the Company acquired one self storage property for $8.8 million from a company in which an entity controlled by J. Timothy Warren, a trustee of the Company, was an investor. Mr. Warren's adult children held an ownership interest in such investor entity. Of the total consideration paid, the interest of Mr. Warren's children was approximately 29,123 OP Units with a value of $1.1 million.
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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2019	$(18,963)
Swap ineffectiveness	34
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	4,546
Unrealized losses on interest rate swaps included in accumulated other comprehensive (loss) income	(76,792)
Fair value at June 30, 2020	$(91,175)

Fair value at December 31, 2020	$(77,918)
Swap ineffectiveness	24
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	10,081
Unrealized gains on interest rate swaps included in accumulated other comprehensive (loss) income	14,175
Fair value at June 30, 2021	$(53,638)
As of June 30, 2021 and December 31, 2020, the Company had outstanding interest rate swaps with aggregate notional amounts of $1,125.0 million and $1,125.0 million, respectively, designated as cash flow hedges. As of June 30, 2021, the Company's swaps had a weighted average remaining term of approximately 3.3 years. The fair value of these swaps are presented as interest rate swap liabilities in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at June 30, 2021 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $20.2 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.92% weighted average fixed rate under these interest rate swaps, the Company will benefit from net cash payments due from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the six months ended June 30, 2021 and 2020. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of June 30, 2021, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at June 30, 2021 and December 31, 2020, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at June 30, 2021 and December 31, 2020 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $218.0 million as of June 30, 2021 with a fair value of approximately $239.5 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.23%, compared to the weighted average contractual interest rate of 4.67%. The combined principal balance of the Company's fixed rate mortgages was approximately $223.6 million as of December 31, 2020 with a fair value of approximately $249.7 million. In determining the fair value as of December 31, 2020, the Company estimated a weighted average market interest rate of approximately 2.12%, compared to the weighted average contractual interest rate of 4.69%.
13. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
Subsequent to June 30, 2021, the Company acquired seven self storage properties for approximately $68.6 million. Consideration for these acquisitions included approximately $57.1 million of net cash, the assumption of approximately $0.2 million of other working capital liabilities and OP equity of approximately $11.3 million (consisting of the issuance of 189,322 OP units and 10,870 subordinated performance units). Of these acquisitions, one self storage property for $11.7 million was acquired from a company in which an entity controlled by J. Timothy Warren, a trustee of the Company, was an investor. Mr. Warren's adult children held an ownership interest in such investor entity. Of the total consideration paid, the interest of Mr. Warren's children was approximately 9,290 OP Units with a value of $0.5 million.
Common Share Offering
On July 23, 2021, the Company closed a follow-on public offering of 10,120,000 of its common shares, which included 1,320,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a public offering price of $51.25 per share. The Company received aggregate net proceeds from the offering of approximately $497.4 million after deducting the underwriting discount and additional expenses associated with the offering. The Company used the net proceeds for self storage property acquisitions, general corporate purposes and to repay borrowings outstanding under its Revolver.
ATM Program
Subsequent to June 30, 2021, the Company sold 782,000 of its common shares through the ATM program at an average offering price of $51.82 per share, resulting in net proceeds to the Company of approximately $40.0 million, after deducting compensation payable by the Company to such agents and offering expenses. The Company used the net proceeds for self storage property acquisitions and to repay borrowings outstanding under its Revolver.
2026 and May 2031 Senior Unsecured Notes
On July 26, 2021 the operating partnership issued the 2026 Notes and the May 2031 Notes. See Note 8 for additional detail regarding the 2026 Notes and the May 2031 Notes. The Company used the proceeds to repay outstanding amounts on its revolving line of credit and for general corporate purposes.
Fixed Rate Mortgage Payable
On July 9, 2021, the Company entered into an agreement with a single lender for an $88.0 million debt financing secured by a first lien on eight of the Company's self storage properties. This interest-only loan matures in July 2028 and has a fixed interest rate of 2.77%. The Company used the net proceeds to repay borrowings outstanding under its Revolver.
Term Loan Commitment
The Company received commitments in July 2021 from a syndicated group of lenders to partially exercise the expansion option under its unsecured credit facility for a $100.0 million tranche E term loan facility (the "Term Loan E"). The Term Loan E is expected to close during the third quarter of 2021 and mature in early 2027. The credit facility's existing financial covenants are not expected to change as a result of the expansion. The Company plans to use the proceeds from the Term Loan E for self storage property acquisitions and for general corporate purposes.

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
The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. One of the most significant factors is the ongoing and potential impact of the current outbreak of the COVID-19 pandemic on the economy, the self storage industry and the broader financial markets, which may have a significant negative impact on the Company's financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic for the remainder of 2021 or thereafter. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally, uncertainty regarding the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the timing of the successful distribution of an effective vaccine, the rate and level of persons receiving vaccinations and the efficacy of such vaccines. The current COVID-19 pandemic has impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC (the "Annual Report"), and the Company's subsequent filings under the Exchange Act.
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
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures. As of June 30, 2021, our property management platform managed and controlled 293 of our consolidated properties and 177 of our unconsolidated real estate venture properties.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Our PROs
The Company had ten PROs as of June 30, 2021: Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of June 30, 2021, we owned a geographically diversified portfolio of 687 self storage properties, located in 33 states and Puerto Rico, comprising approximately 42.5 million rentable square feet, configured in approximately 334,000 storage units. Of these properties, 283 were acquired by us from our PROs, 403 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the six months ended June 30, 2021, we acquired 43 self storage properties for $435.4 million, comprising approximately 3.2 million rentable square feet, configured in approximately 25,000 storage units. Of these acquisitions, seven were acquired from our PROs and 36 were acquired from third-party sellers.
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
2018 Joint Venture
As of June 30, 2021, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of June 30, 2021, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
COVID-19
We continue to closely monitor the impact of the COVID-19 pandemic on all aspects of our business. The outbreak of COVID-19 in many countries, including the United States, has adversely impacted economic activity. As cases of COVID-19 have increased, most states and municipalities have reacted by instituting, extending or reinstating quarantines, mandating business and school closures, requiring restrictions on travel, "shelter-in-place" and/or "stay-at-home" orders, and imposing restrictions on the types of businesses that may continue to operate. These containment measures generally do not apply to businesses, like ours, which are designated as "essential," but may apply to certain of our tenants, employees, vendors, lenders and joint venture partners.
As of the date of this report, our stores continue to operate and we are in compliance with federal, state and local COVID-19 guidelines and mandates. In response to the pandemic, we have continued to maintain increased levels and frequency of cleaning and sanitation of our self storage facilities and the recommended social distancing guidelines. Many of our stores feature online rental capabilities whereby a customer can complete the entire rental process online and receive an access code to the storage facility. For the remainder of our stores that do not yet benefit from the online rental feature, the combination of call center and email communication eliminates the need for any physical contact between customers and employees.
Due to the pandemic, we experienced a slowdown in overall business activity during the second quarter of 2020. However, we observed sustained improvement in our property operating results during the third and fourth quarters of 2020 and continuing through the second quarter of 2021.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 43 self storage properties during the six months ended June 30, 2021 and 77 self storage properties during the year ended December 31, 2020. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated on a stabilized basis since the first day of the earliest year presented. We consider a property to be stabilized once it has achieved an occupancy rate that is representative of similar properties in the applicable market. We exclude any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of June 30, 2021, our same store portfolio consisted of 560 consolidated self storage properties.
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
Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
Net income was $35.7 million for the three months ended June 30, 2021, compared to $17.8 million for the three months ended June 30, 2020, an increase of $17.9 million. The increase was primarily due to an increase in net operating income ("NOI") generated from 80 self storage properties acquired between July 1, 2020 and June 30, 2021 and same store NOI growth, partially offset by increases in depreciation and amortization. For a description of NOI, see "Non-GAAP Financial Measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Rental revenue
Same store portfolio	$103,470	$89,174	$14,296
Non-same store portfolio	23,840	6,128	17,712
Total rental revenue	127,310	95,302	32,008
Other property-related revenue
Same store portfolio	3,912	3,153	759
Non-same store portfolio	917	265	652
Total other property-related revenue	4,829	3,418	1,411
Property operating expenses
Same store portfolio	28,859	27,676	1,183
Non-same store portfolio	7,795	2,581	5,214
Total property operating expenses	36,654	30,257	6,397
Net operating income
Same store portfolio	78,523	64,651	13,872
Non-same store portfolio	16,962	3,812	13,150
Total net operating income	95,485	68,463	27,022
Management fees and other revenue	6,107	5,697	410
General and administrative expenses	(12,450)	(10,329)	(2,121)
Depreciation and amortization	(36,051)	(29,309)	(6,742)
Other	(310)	(462)	152
Other (expense) income
Interest expense	(17,339)	(15,513)	(1,826)
Equity in earnings of unconsolidated real estate ventures	1,174	52	1,122
Acquisition costs	(118)	(252)	134
Non-operating expense	(148)	(317)	169
Other expense	(16,431)	(16,030)	(401)
Income before income taxes	36,350	18,030	18,320
Income tax expense	(675)	(243)	(432)
Net income	35,675	17,787	17,888
Net income attributable to noncontrolling interests	(6,957)	(7,365)	408
Net income attributable to National Storage Affiliates Trust	28,718	10,422	18,296

	Three Months Ended June 30,
	2021	2020	Change
Distributions to preferred shareholders	(3,276)	(3,274)	(2)
Net income attributable to common shareholders	$25,442	$7,148	$18,294
Total Revenue
Our total revenue increased by $33.8 million, or 32.4%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase was primarily attributable to incremental revenue from 80 self storage properties acquired between July 1, 2020 and June 30, 2021 and an increase in total portfolio average occupancy from 87.5% for the three months ended June 30, 2020 to 94.8% for the three months ended June 30, 2021. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $32.0 million, or 33.6%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. The increase in rental revenue was due to a $17.7 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $10.4 million from 60 self storage properties acquired between July 1, 2020 and March 31, 2021 and $5.2 million from 20 self storage properties acquired during the three months ended June 30, 2021. Same store portfolio rental revenues increased $14.3 million, or 16.0%, due to an increase in average occupancy from 87.8% for the three months ended June 30, 2020 to 95.4% for the three months ended June 30, 2021 and a 6.8% increase, from $11.97 to $12.78, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $1.4 million, or 41.3%, for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020. This increase primarily resulted from a $0.8 million increase in same store other property-related revenue and a $0.7 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.4 million from 60 self storage properties acquired between July 1, 2020 and March 31, 2021 and $0.2 million from 20 self storage properties acquired during the three months ended June 30, 2021.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $6.1 million for the three months ended June 30, 2021, compared to $5.7 million for the three months ended June 30, 2020, an increase of $0.4 million. This increase was primarily attributable to increases in tenant insurance fees and dividends.
Property Operating Expenses
Property operating expenses were $36.7 million for the three months ended June 30, 2021 compared to $30.3 million for the three months ended June 30, 2020, an increase of $6.4 million, or 21.1%. The increase in property operating expenses primarily resulted from a $5.2 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $3.8 million from 60 self storage properties acquired between July 1, 2020 and March 31, 2021 and $1.2 million from 20 self storage properties acquired during the three months ended June 30, 2021. Same store portfolio operating expenses increased $1.2 million, or 4.3%, due to increases in personnel expense, property taxes and repairs and maintenance expense offset by decreases in marketing expense.

General and Administrative Expenses
General and administrative expenses increased $2.1 million, or 20.5%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase was attributable to increases in supervisory and administrative fees charged by our PROs and personnel costs.
Depreciation and Amortization
Depreciation and amortization increased $6.7 million, or 23.0%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase was primarily attributable to incremental depreciation expense related to the 80 self storage properties acquired between July 1, 2020 and June 30, 2021, and an increase in amortization of customer in-place leases from $2.4 million for the three months ended June 30, 2020 to $4.0 million for the three months ended June 30, 2021.
Interest Expense
Interest expense increased $1.8 million, or 11.8%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The increase in interest expense was primarily attributable to additional borrowings in October 2020 consisting of the issuance of $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended June 30, 2021, we recorded $1.2 million of equity in earnings from our unconsolidated real estate ventures compared to $0.1 million of earnings for the three months ended June 30, 2020.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $7.0 million for the three months ended June 30, 2021, compared to $7.4 million for the three months ended June 30, 2020.
Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
Net income was $63.3 million for the six months ended June 30, 2021, compared to $33.6 million for the six months ended June 30, 2020, an increase of $29.7 million. The increase was primarily due to an increase in NOI generated from 80 self storage properties acquired between July 1, 2020 and June 30, 2021 and same store NOI growth, partially offset by increases in depreciation and amortization.
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 (dollars in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Rental revenue
Same store portfolio	$201,374	$179,854	$21,520
Non-same store portfolio	39,063	10,850	28,213
Total rental revenue	240,437	190,704	49,733
Other property-related revenue
Same store portfolio	7,525	6,347	1,178
Non-same store portfolio	1,441	442	999
Total other property-related revenue	8,966	6,789	2,177

	Six Months Ended June 30,
	2021	2020	Change
Property operating expenses
Same store portfolio	57,692	56,337	1,355
Non-same store portfolio	13,566	4,512	9,054
Total property operating expenses	71,258	60,849	10,409
Net operating income
Same store portfolio	151,207	129,864	21,343
Non-same store portfolio	26,938	6,780	20,158
Total net operating income	178,145	136,644	41,501
Management fees and other revenue	11,835	11,146	689
General and administrative expenses	(23,688)	(21,423)	(2,265)
Depreciation and amortization	(68,475)	(58,414)	(10,061)
Other	(707)	(851)	144
Other (expense) income
Interest expense	(34,131)	(31,141)	(2,990)
Equity in earnings (losses) of unconsolidated real estate ventures	1,933	(288)	2,221
Acquisition costs	(410)	(1,085)	675
Non-operating expense	(321)	(509)	188
Other expense	(32,929)	(33,023)	94
Income before income taxes	64,181	34,079	30,102
Income tax expense	(871)	(529)	(342)
Net income	63,310	33,550	29,760
Net income attributable to noncontrolling interests	(13,754)	(16,480)	2,726
Net income attributable to National Storage Affiliates Trust	49,556	17,070	32,486
Distributions to preferred shareholders	(6,551)	(6,547)	(4)
Net income attributable to common shareholders	$43,005	$10,523	$32,482
Total Revenue
Our total revenue increased by $52.6 million, or 25.2%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase was primarily attributable to incremental revenue from 80 self storage properties acquired between July 1, 2020 and June 30, 2021 and an increase in total portfolio average occupancy from 87.2% for the six months ended June 30, 2020 to 93.4% for the six months ended June 30, 2021.
Rental Revenue
Rental revenue increased by $49.7 million, or 26.1%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. The increase in rental revenue was due to a $28.2 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $12.8 million from 37 self storage properties acquired between July 1, 2020 and December 31, 2020 and $10.4 million from 43 self storage properties acquired during the six months ended June 30, 2021. Same store portfolio rental revenues increased $21.5 million, or 12.0%, due to an increase in average occupancy from 87.4% for the six months ended June 30, 2020 to 94.0% for the six months ended June 30, 2021 and a 4.1% increase, from $12.12 to $12.62, in average annualized rental revenue per occupied square foot, driven primarily by increased contractual lease rates for in-place tenants.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $2.2 million, or 32.1%, for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020. This increase primarily resulted from a $1.2 million increase in same store other property-related revenue and a $1.0 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.4 million from 37 self storage properties acquired between July 1, 2020 and December 31, 2020 and $0.3 million from 43 self storage properties acquired during the six months ended June 30, 2021.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $11.8 million for the six months ended June 30, 2021, compared to $11.1 million for the six months ended June 30, 2020, an increase of $0.7 million. This increase was primarily attributable to increases in tenant insurance fees and dividends.
Property Operating Expenses
Property operating expenses were $71.3 million for the six months ended June 30, 2021 compared to $60.8 million for the six months ended June 30, 2020, an increase of $10.4 million, or 17.1%. The increase in property operating expenses primarily resulted from a $9.1 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $4.7 million from 37 self storage properties acquired between July 1, 2020 and December 31, 2020 and $3.2 million from 43 self storage properties acquired during the six months ended June 30, 2021. Same store portfolio operating expenses increased $1.4 million, or 2.4%, due to increases in personnel expense, property taxes and repairs and maintenance expense offset by decreases in marketing expense.
General and Administrative Expenses
General and administrative expenses increased $2.3 million, or 10.6%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase was attributable to increases in equity based compensation expense and personnel costs.
Depreciation and Amortization
Depreciation and amortization increased $10.1 million, or 17.2%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This increase was primarily attributable to incremental depreciation expense related to the 80 self storage properties acquired between July 1, 2020 and June 30, 2021, and an increase in amortization of customer in-place leases from $5.3 million for the six months ended June 30, 2020 to $6.4 million for the six months ended June 30, 2021.
Interest Expense
Interest expense increased $3.0 million, or 9.6%, for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The increase in interest expense was primarily attributable to higher outstanding borrowings including additional borrowings in October 2020 consisting of the issuance of $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Ventures
Equity in earnings (losses) of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the six months ended June 30, 2021, we recorded $1.9 million of equity in earnings from our unconsolidated real estate ventures compared to $0.3 million of losses for the six months ended June 30, 2020.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.

Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $13.8 million for the six months ended June 30, 2021, compared to $16.5 million for the six months ended June 30, 2020.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share and unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$35,675	$17,787	$63,310	$33,550
Add (subtract):
Real estate depreciation and amortization	35,698	28,955	67,768	57,719
Company's share of unconsolidated real estate venture real estate depreciation and amortization	3,840	3,811	7,721	7,598
Mark-to-market changes in value on equity securities	—	—	—	142
Distributions to preferred shareholders and unitholders	(3,517)	(3,514)	(7,034)	(7,028)
FFO attributable to subordinated performance unitholders(1)	(12,093)	(6,030)	(21,255)	(14,694)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	59,603	41,009	110,510	77,287
Add:
Acquisition costs	118	252	410	1,085
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$59,721	$41,261	$110,920	$78,372

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	76,712	68,210	74,267	64,004
Weighted average restricted common shares outstanding	33	34	29	29
Weighted average effect of forward offering agreement(3)	—	—	199	—
Weighted average OP units outstanding	29,963	29,720	29,858	30,215
Weighted average DownREIT OP unit equivalents outstanding	1,925	1,925	1,925	1,887
Weighted average LTIP units outstanding	536	534	561	576
Total weighted average shares and units outstanding - FFO and Core FFO	109,169	100,423	106,839	96,711

FFO per share and unit	$0.55	$0.41	$1.03	$0.80
Core FFO per share and unit	$0.55	$0.41	$1.04	$0.81

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings (loss) per share - diluted	$0.25	$0.10	$0.44	$0.16
Impact of the difference in weighted average number of shares(1)	0.04	(0.03)	0.09	(0.06)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	0.07	—	0.17
Add real estate depreciation and amortization	0.33	0.29	0.63	0.60
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.04	0.04	0.07	0.08
FFO attributable to subordinated performance unitholders	(0.11)	(0.06)	(0.20)	(0.15)
FFO per share and unit	0.55	0.41	1.03	0.80
Add acquisition costs	—	—	0.01	0.01
Core FFO per share and unit	$0.55	$0.41	$1.04	$0.81

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
The following table presents a reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$35,675	$17,787	$63,310	$33,550
(Subtract) Add:
Management fees and other revenue	(6,107)	(5,697)	(11,835)	(11,146)
General and administrative expenses	12,450	10,329	23,688	21,423
Other	310	462	707	851
Depreciation and amortization	36,051	29,309	68,475	58,414
Interest expense	17,339	15,513	34,131	31,141
Equity in (earnings) losses of unconsolidated real estate ventures	(1,174)	(52)	(1,933)	288
Acquisition costs	118	252	410	1,085
Income tax expense	675	243	871	529
Non-operating expense	148	317	321	509
Net Operating Income	$95,485	$68,463	$178,145	$136,644
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$35,675	$17,787	$63,310	$33,550
Add:
Depreciation and amortization	36,051	29,309	68,475	58,414
Company's share of unconsolidated real estate venture depreciation and amortization	3,840	3,811	7,721	7,598
Interest expense	17,339	15,513	34,131	31,141
Income tax expense	675	243	871	529
EBITDA	93,580	66,663	174,508	131,232
Add:
Acquisition costs	118	252	410	1,085
Equity-based compensation expense	1,348	1,151	2,634	1,925
Adjusted EBITDA	$95,046	$68,066	$177,552	$134,242

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
Cash Flows
At June 30, 2021, we had $22.4 million in cash and cash equivalents and $3.6 million of restricted cash, an increase in cash and cash equivalents of $3.7 million and an increase in restricted cash of $0.6 million from December 31, 2020. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $144.3 million for the six months ended June 30, 2021 compared to $105.7 million for the six months ended June 30, 2020, an increase of $38.6 million. Our operating cash flow increased primarily due to the 37 self storage properties acquired between July 1, 2020 and December 31, 2020 that generated cash flow for the entire six months ended June 30, 2021, an additional 43 self storage properties acquired during the six months ended June 30, 2021 and same store NOI growth. Because 80 self storage properties were acquired after June 30, 2020, our operating results for the six months ended June 30, 2020 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for interest expense.
Investing Activities
Cash used in investing activities was $398.1 million for the six months ended June 30, 2021 compared to $243.9 million for the six months ended June 30, 2020. The primary uses of cash for the six months ended June 30, 2021 were for our acquisition of 43 self storage properties for cash consideration of $383.7 million, capital expenditures of $13.2 million, and deposits for potential acquisitions of $1.1 million. The primary uses of cash for the six months ended June 30, 2020 were for our acquisition of 40 self storage properties for cash consideration of $239.1 million, capital expenditures of $8.6 million, investments in our 2016 Joint Venture of $3.1 million, expenditures for corporate furniture, equipment and other of $0.3 million and deposits for potential acquisitions of $0.3 million partially offset by $7.6 million of proceeds from the sale of equity securities.
Capital expenditures totaled $13.2 million and $8.6 million during the six months ended June 30, 2021 and 2020, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Recurring capital expenditures	$4,359	$3,438
Value enhancing capital expenditures	4,880	2,037
Acquisitions capital expenditures	4,051	3,600
Total capital expenditures	13,290	9,075
Change in accrued capital spending	(103)	(492)
Capital expenditures per statement of cash flows	$13,187	$8,583

Financing Activities
Cash provided by our financing activities was $258.2 million for the six months ended June 30, 2021 compared to $136.8 million for the six months ended June 30, 2020. Our sources of financing cash flows for the six months ended June 30, 2021 primarily consisted of $491.0 million of borrowings under our Revolver, the $55.0 million 2033 Notes and $226.1 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the six months ended June 30, 2021 were for principal payments on existing debt of $405.1 million (which included $399.5 million of principal repayments under the Revolver, a $3.5 million payoff of a fixed rate mortgage and $2.1 million of fixed rate mortgage principal payments), distributions to noncontrolling interests of $45.3 million, payments of dividends to common shareholders of $54.4 million and distributions to preferred shareholders of $6.6 million. Our sources of financing cash flows for the six months ended June 30, 2020 primarily consisted of $311.0 million of borrowings under our Revolver and $16.2 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the six months ended June 30, 2020 were for principal payments on existing debt of $103.9 million (which included $100.0 million of principal repayments under the Revolver and $3.9 million of fixed rate mortgage principal payments), distributions to noncontrolling interests of $36.4 million, payments of dividends to common shareholders of $42.4 million and distributions to preferred shareholders of $6.5 million.
Credit Facility and Term Loan Facilities
As of June 30, 2021, our credit facility provided for total borrowings of $1.275 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $500.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C and (v) a $175.0 million Term Loan D. The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025 and the Term Loan D matures in July 2026. The Revolver, Term Loan A, Term Loan B, Term Loan C and Term Loan D are not subject to any scheduled reduction or amortization payments prior to maturity. As of June 30, 2021, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion. As of June 30, 2021, we would have had the capacity to borrow remaining Revolver commitments of $228.8 million while remaining in compliance with the credit facility's financial covenants.
As discussed in Note 13 in Item 1, in July 2021, we received commitments from a syndicated group of lenders to partially exercise the expansion option under our unsecured credit facility for a $100.0 million Term Loan E.
We have a 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of June 30, 2021 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.

We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of June 30, 2021 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of June 30, 2021 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
2029 and August 2031 Senior Unsecured Notes
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
2026, May 2031 and 2033 Senior Unsecured Notes
As discussed in Note 8 in Item 1, on May 3, 2021, our operating partnership entered into an agreement to issue the 2026 Notes, the May 2031 Notes and the 2033 Notes to certain institutional investors. On May 26, 2021, the operating partnership issued the 2033 Notes and as discussed in Note 13 on July 26, 2021 our operating partnership issued the 2026 Notes and the May 2031 Notes.
Fixed Rate Mortgage Payable
On July 9, 2021, we entered into an agreement with a single lender for an $88.0 million debt financing secured by eight of our self storage properties. This interest-only loan matures in July 2028 and has a fixed interest rate of 2.77%.
Equity Transactions
Issuance of Common Shares
As discussed in Note 13 in Item 1, on July 23, 2021, we closed a follow-on public offering of 10,120,000 of common shares, which included 1,320,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a public offering price of $51.25 per share. We received aggregate net proceeds from the offering of approximately $497.4 million after deducting the underwriting discount and additional expenses associated with the offering.
During the six months ended June 30, 2021, we sold 3,032,726 of our common shares through at the market offerings. The common shares were sold at an average offering price of $42.92 per share, resulting in net proceeds to us of approximately $129.1 million after deducting compensation payable by us to the agents and offering expenses. As discussed in Note 13 in Item 1, subsequent to June 30, 2021, we sold 782,000 common shares through the ATM program at an average offering price of $51.82 per share, resulting in net proceeds to us of approximately $40.0 million, after deducting compensation payable by us to the agents and offering expenses.
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

During the six months ended June 30, 2021, after receiving notices of redemption from certain OP unitholders, we elected to issue 312,171 common shares to such holders in exchange for 312,171 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 43 properties acquired during the six months ended June 30, 2021, we issued $47.0 million of OP equity (consisting of 559,463 OP units and 512,763 subordinated performance units).
As discussed in Note 3 in Item 1, during the six months ended June 30, 2021, the Company issued 63,033 OP units issued upon the conversion of 32,741 subordinated performance units and 142,405 OP units upon the conversion of an equivalent number of LTIP units.
Dividends and Distributions
On May 27, 2021, our board of trustees declared a cash dividend and distribution, respectively, of $0.38 per common share and OP unit to shareholders and OP unitholders of record as of June 15, 2021. On May 27, 2021, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of June 15, 2021. On June 14, 2021, our board of trustees declared cash distributions of $12.1 million, in aggregate, to subordinated performance unitholders of record as of June 15, 2021. Such dividends and distributions were paid on June 30, 2021.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of June 30, 2021, our operating partnership had an aggregate of $2,101.6 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of June 30, 2021, an aggregate of $151.5 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of June 30, 2021, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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

As of June 30, 2021, we had $265.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $2.7 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2021, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 121,923 common shares to satisfy redemption requests from certain limited partners.
On April 23, 2021, the operating partnership issued 43,430 OP units to unrelated third parties and certain affiliates of Northwest, one of the Company's existing PROs, representing OP units earned pursuant to an earnout agreement in connection with the acquisition of one self storage property. The issuance included 13,105 OP units to an affiliate of J. Timothy Warren, a trustee the Company.
On May 19, 2021, the operating partnership issued 113,717 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.
On May 18, 2021, the operating partnership issued 6,312 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, in exchange for cash.
On May 20, 2021, the operating partnership issued 15,258 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, in exchange for cash.

On May 24, 2021, the operating partnership issued 50,859 OP units to an unrelated third party as partial consideration for the acquisition of a self storage property.
On June 18, 2021, the operating partnership issued 52,142 subordinated performance units to an affiliate of Personal Mini, one of the Company's existing PROs, in exchange for cash.
On July 15, 2021, the operating partnership issued 117,021 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.
On July 16, 2021, the operating partnership issued 44,370 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.
On July 16, 2021, the operating partnership issued 10,870 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On July 28, 2021, the operating partnership issued 27,931 OP units to unrelated third parties and certain affiliates of Northwest, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property. The issuance included 9,290 OP units to an affiliate of J. Timothy Warren, a trustee the Company.
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
As of August 3, 2021, other than those OP units held by the Company, after reflecting the transactions described herein, 32,918,141 OP units of its operating partnership were outstanding (including 778,362 outstanding LTIP units in the operating partnership and 1,924,918 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions) and 13,858,875 subordinated performance units (including 4,337,111 subordinated performance units in certain subsidiaries of the operating partnership ("DownREIT subordinated performance units").
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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A, filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

3.5
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

3.6
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

4.3
Description of Common Shares of Beneficial Interest and 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (Exhibit 4.3 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2020, is incorporated herein by this reference)

10.1	Amendment No. 1 to the Sales Agreement (Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

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
Date: August 4, 2021