Form 10-Q
period 2021-09-30
National Storage Affiliates Trust
filed 2021-11-04
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
Yes ☐  No ☒
As of November 2, 2021, 89,068,571 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Real estate
Self storage properties	$4,670,821	$3,639,192
Less accumulated depreciation	(537,772)	(443,623)
Self storage properties, net	4,133,049	3,195,569
Cash and cash equivalents	69,246	18,723
Restricted cash	4,357	2,978
Debt issuance costs, net	1,896	2,496
Investment in unconsolidated real estate ventures	192,015	202,533
Other assets, net	98,227	68,149
Operating lease right-of-use assets	22,444	23,129
Total assets	$4,521,234	$3,513,577
LIABILITIES AND EQUITY
Liabilities
Debt financing	$2,128,485	$1,916,971
Accounts payable and accrued liabilities	62,562	47,043
Interest rate swap liabilities	48,153	77,918
Operating lease liabilities	24,181	24,756
Deferred revenue	20,189	16,414
Total liabilities	2,283,570	2,083,102
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,736,719 and 8,732,719 issued and outstanding at September 30, 2021 and December 31, 2020, respectively, at liquidation preference	218,418	218,318
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 88,945,849 and 71,293,117 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	889	713
Additional paid-in capital	1,692,481	1,050,714
Distributions in excess of earnings	(272,636)	(251,704)
Accumulated other comprehensive loss	(30,303)	(49,084)
Total shareholders' equity	1,608,849	968,957
Noncontrolling interests	628,815	461,518
Total equity	2,237,664	1,430,475
Total liabilities and equity	$4,521,234	$3,513,577

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Rental revenue	$139,420	$99,690	$379,857	$290,394
Other property-related revenue	5,141	3,883	14,107	10,672
Management fees and other revenue	6,282	5,901	18,117	17,047
Total revenue	150,843	109,474	412,081	318,113
OPERATING EXPENSES
Property operating expenses	39,465	31,546	110,723	92,395
General and administrative expenses	13,012	10,818	36,700	32,241
Depreciation and amortization	38,983	28,933	107,458	87,347
Other	994	479	1,701	1,330
Total operating expenses	92,454	71,776	256,582	213,313
OTHER (EXPENSE) INCOME
Interest expense	(18,144)	(15,262)	(52,275)	(46,403)
Equity in earnings (losses) of unconsolidated real estate ventures	1,682	37	3,615	(251)
Acquisition costs	(512)	(596)	(922)	(1,681)
Non-operating expense	(241)	(120)	(562)	(629)
Other expense	(17,215)	(15,941)	(50,144)	(48,964)
Income before income taxes	41,174	21,757	105,355	55,836
Income tax expense	(444)	(346)	(1,315)	(875)
Net income	40,730	21,411	104,040	54,961
Net income attributable to noncontrolling interests	(10,506)	(7,924)	(24,260)	(24,404)
Net income attributable to National Storage Affiliates Trust	30,224	13,487	79,780	30,557
Distributions to preferred shareholders	(3,276)	(3,275)	(9,827)	(9,822)
Net income attributable to common shareholders	$26,948	$10,212	$69,953	$20,735

Earnings (loss) per share - basic	$0.31	$0.15	$0.89	$0.32
Earnings (loss) per share - diluted	$0.26	$0.15	$0.71	$0.32

Weighted average shares outstanding - basic	86,257	68,887	78,307	65,643
Weighted average shares outstanding - diluted	140,025	68,887	130,983	65,643

Dividends declared per common share	$0.41	$0.34	$1.14	$1.00

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$40,730	$21,411	$104,040	$54,961
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	243	(562)	14,418	(77,354)
Reclassification of other comprehensive loss to interest expense	5,242	4,973	15,323	9,519
Other comprehensive income (loss)	5,485	4,411	29,741	(67,835)
Comprehensive income (loss)	46,215	25,822	133,781	(12,874)
Comprehensive income attributable to noncontrolling interests	(12,009)	(9,323)	(33,304)	(146)
Comprehensive income (loss) attributable to National Storage Affiliates Trust	$34,206	$16,499	$100,477	$(13,020)

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
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
(dollars in thousands, except number of shares)
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
(dollars in thousands, except number of shares)
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
(dollars in thousands, except number of shares)
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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Equity-based compensation expense	—	—	—	—	113	—	—	1,235	1,348
Issuance of restricted common shares	—	—	13,255	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(2,474)	—	(2)	—	—	—	(2)
Preferred share dividends	—	—	—	—	—	(3,276)	—	—	(3,276)
Common share dividends	—	—	—	—	—	(29,404)	—	—	(29,404)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(24,606)	(24,606)
Other comprehensive loss	—	—	—	—	—	—	(1,125)	(476)	(1,601)
Net income	—	—	—	—	—	28,718	—	6,957	35,675
Balances, June 30, 2021	8,736,719	$218,418	77,708,831	$777	$1,244,269	$(263,117)	$(33,046)	$520,225	$1,687,526
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	31,074	31,074
Redemptions of OP units	—	—	340,349	3	5,556	—	(144)	(5,415)	—
Issuance of common shares, net of offering costs	—	—	10,902,000	109	537,213	—	—	—	537,322
Effect of changes in ownership for consolidated entities	—	—	—	—	(94,670)	—	(1,095)	95,765	—
Equity-based compensation expense	—	—	—	—	113	—	—	1,341	1,454
Issuance of restricted common shares	—	—	370	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(5,701)		—	—	—	—	—
Preferred share dividends	—	—	—	—	—	(3,276)	—	—	(3,276)
Common share dividends	—	—	—	—	—	(36,467)	—	—	(36,467)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(26,184)	(26,184)
Other comprehensive income	—	—	—	—	—	—	3,982	1,503	5,485
Net income	—	—	—	—	—	30,224	—	10,506	40,730
Balances, September 30, 2021	8,736,719	$218,418	88,945,849	$889	$1,692,481	$(272,636)	$(30,303)	$628,815	$2,237,664
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$104,040	$54,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	107,458	87,347
Amortization of debt issuance costs	2,494	2,291
Amortization of debt discount and premium, net	(533)	(894)
Mark-to-market changes in value on equity securities	—	142
Equity-based compensation expense	4,088	3,108
Equity in (earnings) losses of unconsolidated real estate ventures	(3,615)	251
Distributions from unconsolidated real estate ventures	14,133	10,628
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(228)	(1,555)
Accounts payable and accrued liabilities	10,638	12,008
Deferred revenue	176	(642)
Net Cash Provided by Operating Activities	238,651	167,645
INVESTING ACTIVITIES
Acquisition of self storage properties	(946,333)	(259,003)
Capital expenditures	(19,349)	(13,018)
Investments in and advances to unconsolidated real estate ventures	—	(3,125)
Deposits and advances for self storage property and other acquisitions	(19,677)	(550)
Proceeds from sale of equity securities	—	7,560
Expenditures for corporate furniture, equipment and other	(426)	(362)
Net Cash Used In Investing Activities	(985,785)	(268,498)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	763,404	22,033
Borrowings under debt financings	933,000	415,500
Contributions from noncontrolling interests	103	661
Principal payments under debt financings	(720,608)	(208,607)
Payment of dividends to common shareholders	(90,885)	(65,882)
Distributions to preferred shareholders	(9,827)	(9,822)
Distributions to noncontrolling interests	(71,428)	(54,291)
Debt issuance costs	(2,542)	(865)
Equity offering costs	(2,181)	(885)
Net Cash Provided By Financing Activities	799,036	97,842
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	51,902	(3,011)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	21,701	24,276
End of period	$73,603	$21,265
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$51,450	$46,705
Merger and internalization of PRO:
Redemptions and conversions of partnership interests	—	33,583
Issuance of common shares for management platform	—	10,301

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The Company owned 763 consolidated self storage properties in 35 states and Puerto Rico with approximately 47.6 million rentable square feet in approximately 370,000 storage units as of September 30, 2021. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In") and Blue Sky Self Storage, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
As of September 30, 2021, the Company also managed through its property management platform an additional portfolio of 177 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.7 million rentable square feet, configured in approximately 104,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of September 30, 2021, in total, the Company operated and held ownership interests in 940 self storage properties located across 38 states and Puerto Rico with approximately 60.4 million rentable square feet in approximately 474,000 storage units.
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
As of September 30, 2021, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 48 self storage properties. As of December 31, 2020, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 21 partnerships that are considered VIEs, which owned 34 self storage properties. The net book value of the real estate owned by these VIEs was $429.7 million and $225.1 million as of September 30, 2021 and December 31, 2020, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $100.7 million as of September 30, 2021 and December 31, 2020, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended September 30, 2021 and 2020, the Company recognized $3.8 million and $2.9 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the nine months ended September 30, 2021 and 2020, the Company recognized $10.5 million and $8.2 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended September 30, 2021 and 2020, the Company recognized retail sales of $0.6 million and $0.6 million, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized retail sales of $1.8 million and $1.4 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended September 30, 2021 and 2020, the Company recognized property management fees, call center fees and platform fees of $3.8 million and $3.4 million, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized property management fees, call center fees and platform fees of $10.9 million and $9.8 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") in 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. Accordingly, the Company's performance obligation related to the Initial 2016 JV Portfolio was satisfied during the year ended December 31, 2020. As of September 30, 2021 and December 31, 2020, the Company had deferred revenue related to the acquisition fees of $0.7 million and $1.3 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended September 30, 2021 and 2020, the Company recognized acquisition fees of $0.2 million and $0.5 million, respectively, and during the nine months ended September 30, 2021 and 2020, the Company recognized acquisition fees of $0.6 million and $1.4 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the three months ended September 30, 2021 and 2020, the Company recognized $2.1 million and $2.0 million, respectively, of revenue related to these activities and during the nine months ended September 30, 2021 and 2020, the Company recognized $6.2 million and $5.5 million, respectively, of revenue related to these activities.
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

During the three months ended September 30, 2021, the Company sold 782,000 common shares through the ATM program at an average offering price of $51.82 per share, resulting in net proceeds to the Company of approximately $39.9 million, after deducting compensation payable by the Company to such agents and offering expenses. During the nine months ended September 30, 2021, the Company sold 3,814,726 common shares through the ATM program at an average offering price of $44.74 per share, resulting in net proceeds to the Company of approximately $169.0 million, after deducting compensation payable by the Company to such agents and offering expenses.
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
As of September 30, 2021 and December 31, 2020, units reflecting noncontrolling interests consisted of the following:

	September 30, 2021	December 31, 2020
Series A-1 preferred units	633,382	637,382
OP units	30,091,926	29,616,809
Subordinated performance units	9,693,940	9,030,872
LTIP units	778,362	734,196
DownREIT units
DownREIT OP units	1,924,918	1,924,918
DownREIT subordinated performance units	4,337,111	4,337,111
Total	47,459,639	46,281,288
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A preferred shares or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The Series A preferred shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends beginning in October 2022. The decrease in Series A-1 preferred units outstanding from December 31, 2020 to September 30, 2021 was due to the redemption of 4,000 Series A-1 preferred units for an equal number of Series A preferred shares.
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
The increase in OP units outstanding from December 31, 2020 to September 30, 2021 was due to the issuance of 922,199 OP units in connection with the acquisition of self storage properties, 142,405 LTIP units which were converted into an equivalent number of OP units and 63,033 OP units issued upon the conversion of 32,741 subordinated performance units (as discussed further below) partially offset by the redemption of 652,520 OP units for an equal number of common shares.

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
The increase in subordinated performance units outstanding from December 31, 2020 to September 30, 2021 was due to the issuance of 695,809 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties partially offset by the voluntary conversion of 32,741 subordinated performance units into 63,033 OP units.
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
The increase in LTIP units outstanding from December 31, 2020 to September 30, 2021 was due to the issuance of 186,571 compensatory LTIP units to employees and trustees, net of forfeitures, partially offset by the conversion of 142,405 LTIP units into an equivalent number of OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30, 2021	December 31, 2020
Land	$876,654	$738,863
Buildings and improvements	3,785,413	2,892,490
Furniture and equipment	8,754	7,839
Total self storage properties	4,670,821	3,639,192
Less accumulated depreciation	(537,772)	(443,623)
Self storage properties, net	$4,133,049	$3,195,569
Depreciation expense related to self storage properties amounted to $33.3 million and $26.6 million during the three months ended September 30, 2021 and 2020, respectively, and $94.2 million and $78.6 million during the nine months ended September 30, 2021 and 2020, respectively.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of September 30, 2021, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 103 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2021, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
ASSETS
Self storage properties, net	$1,755,082	$1,799,522
Other assets	27,805	24,397
Total assets	$1,782,887	$1,823,919
LIABILITIES AND EQUITY
Debt financing	$1,001,148	$1,000,464
Other liabilities	22,145	21,612
Equity	759,594	801,843
Total liabilities and equity	$1,782,887	$1,823,919

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020
Total revenue	$49,234	$41,878
Property operating expenses	13,470	13,005
Net operating income	35,764	28,873
Supervisory, administrative and other expenses	(3,210)	(2,780)
Depreciation and amortization	(15,368)	(15,320)
Interest expense	(10,420)	(10,303)
Acquisition and other expenses	(92)	(381)
Net income	$6,674	$89

	Nine Months Ended September 30,
	2021	2020
Total revenue	$139,015	$121,846
Property operating expenses	37,781	37,554
Net operating income	101,234	84,292
Supervisory, administrative and other expenses	(9,106)	(8,089)
Depreciation and amortization	(46,250)	(45,711)
Interest expense	(31,240)	(30,867)
Acquisition and other expenses	(349)	(800)
Net income (loss)	$14,289	$(1,175)

6. ACQUISITIONS
The Company acquired 119 self storage properties for $1.0 billion during the nine months ended September 30, 2021. Of these acquisitions, nine self storage properties totaling $69.9 million were acquired by the Company from its PROs. The 119 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $5.7 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at an estimated value of $22.8 million, resulting in a total value of $1.0 billion allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the nine months ended September 30, 2021 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2021	23	$141,928	$22,897	$1,138	$165,963
June 30, 2021	20	243,580	24,102	1,711	269,393
September 30, 2021	76	562,105	31,074	6,098	599,277
Total	119	$947,613	$78,073	$8,947	$1,034,633
(1)Value of OP equity represents the fair value of OP units and subordinated performance units.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30, 2021	December 31, 2020
Customer in-place leases, net of accumulated amortization of $10,764 and $5,322, respectively	$17,778	$6,460
Receivables:
Trade, net	4,319	2,734
PROs and other affiliates	2,940	2,974
Receivables from unconsolidated real estate ventures	4,381	5,825
Property acquisition and other deposits	19,677	1,087
Prepaid expenses and other	8,538	7,099
Corporate furniture, equipment and other, net	1,496	1,673
Trade names	6,380	6,380
Management contracts, net of accumulated amortization of $3,982 and $3,222, respectively	11,238	11,998
Tenant reinsurance intangible, net of accumulated amortization of $1,342 and $903, respectively	13,298	13,737
Goodwill	8,182	8,182
Total	$98,227	$68,149
Amortization expense related to customer in-place leases amounted to $5.1 million and $1.7 million for the three months ended September 30, 2021 and 2020, respectively, and $11.5 million and $7.0 million during the nine months ended September 30, 2021 and 2020, respectively. Amortization expense related to management contracts amounted to $0.3 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $0.7 million during the nine months ended September 30, 2021 and 2020, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.1 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively, and $0.4 million and $0.3 million during the nine months ended September 30, 2021 and 2020, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of September 30, 2021 and December 31, 2020 is summarized as follows (dollars in thousands):

	Interest Rate(1)	September 30, 2021	December 31, 2020
Credit Facility:
Revolving line of credit	1.38%	$—	$174,000
Term loan A	3.74%	125,000	125,000
Term loan B	2.91%	250,000	250,000
Term loan C	2.91%	225,000	225,000
Term loan D	3.12%	175,000	175,000
Term loan E	1.28%	125,000	—
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	100,000
2026 Senior Unsecured Notes	2.16%	35,000	—
2029 Senior Unsecured Notes	3.98%	100,000	100,000
2030 Senior Unsecured Notes	2.99%	150,000	150,000
May 2031 Senior Unsecured Notes	3.00%	90,000	—
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
2032 Senior Unsecured Notes	3.09%	100,000	100,000
2033 Senior Unsecured Notes	3.10%	55,000	—
Fixed rate mortgages payable	3.83%	305,005	223,614
Total principal		2,135,005	1,922,614
Unamortized debt issuance costs and debt premium, net		(6,520)	(5,643)
Total debt		$2,128,485	$1,916,971
(1)Represents the effective interest rate as of September 30, 2021. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
On September 21, 2021, pursuant to a partial exercise by the Company's operating partnership of its expansion option under its credit agreement dated as of July 29, 2019 (as amended), the Company's operating partnership, as borrower, certain of its subsidiaries that are party to the credit agreement, as subsidiary guarantors, and the Company entered into a first increase agreement and third amendment (the "Increase Agreement") with a syndicated group of lenders to increase the total borrowing capacity under the Company's credit agreement by adding an additional tranche E term loan facility in an aggregate outstanding principal amount of $125.0 million. After taking into account the increase in total borrowing capacity under the Increase Agreement, as of September 30, 2021, the unsecured credit facility provided for total borrowings of $1.4 billion (the "credit facility").
As of September 30, 2021, the credit facility consisted of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $500.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), (v) a $175.0 million tranche D term loan facility (the "Term Loan D") and (vi) a $125.0 million tranche E term loan facility (the "Term Loan E"). As of September 30, 2021, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
The Term Loan E matures on March 21, 2027. It is not subject to any scheduled reduction or amortization payment prior to maturity. Interest rates applicable to loans under the Term Loan E are determined based on a 1, 3 or

6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the Term Loan E are leverage based and range from 1.10% to 1.55% for LIBOR loans and 0.10% to 0.55% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the Term Loan E is subject to the rating based on applicable margins ranging from 0.80% to 1.60% for LIBOR Loans and 0.00% to 0.60% for base rate loans. The Term Loan E may be prepaid at any time without penalty.
Other than the increases and amendments related to the Term Loan E described above, the Increase Agreement did not impact or amend the credit facility's previously disclosed terms, including its covenants, events of default, or terms of payment.
On August 9, 2021, pursuant to its credit agreement dated as of July 29, 2019, the Company's operating partnership, as borrower, certain of its subsidiaries that are party to the credit agreement, as subsidiary guarantors, and the Company entered into a second amendment to credit agreement (the "Rate Agreement") with a syndicated group of lenders to reduce the applicable margins on the Term Loan D to a range of 1.10% to 1.55% for LIBOR loans and 0.10% to 0.55% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the Term Loan D is subject to the rating based on applicable margins ranging from 0.80% to 1.60% for LIBOR Loans and 0.00% to 0.60% for base rate loans.
Other than the amendment related to the Term Loan D described above, the Rate Agreement did not impact or amend the credit facility's previously disclosed terms, including its covenants, events of default, or terms of payment.
As of September 30, 2021, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $494.3 million while remaining in compliance with the credit facility's financial covenants. At September 30, 2021, the Company was in compliance with all such covenants.
2026, May 2031 and 2033 Senior Unsecured Notes
On May 3, 2021, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "Note Purchase Agreement") which provides for the private placement of $35.0 million of 2.16% senior unsecured notes due May 4, 2026 (the "2026 Notes"), $90.0 million of 3.00% senior unsecured notes due May 4, 2031 (the "May 2031 Notes") and $55.0 million of 3.10% senior unsecured notes due May 4, 2033 (the "2033 Notes" and together with the 2026 Notes and May 2031 Notes the "Senior Unsecured Notes") to certain institutional investors. The Senior Unsecured Notes are governed by the Note Purchase Agreement. On May 26, 2021 the operating partnership issued the 2033 Notes and on July 26, 2021 the operating partnership issued the 2026 Notes and the May 2031 Notes.
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

Future Debt Obligations
Based on existing debt agreements in effect as of September 30, 2021, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2021	$1,060	$(502)	$558
2022	4,374	(2,015)	2,359
2023	376,813	(1,659)	375,154
2024	271,964	(1,286)	270,678
2025	227,185	(710)	226,475
2026	212,322	(553)	211,769
Thereafter	1,041,287	205	1,041,492
	$2,135,005	$(6,520)	$2,128,485

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$40,730	$21,411	$104,040	$54,961
Net income attributable to noncontrolling interests	(10,506)	(7,924)	(24,260)	(24,404)
Net income attributable to National Storage Affiliates Trust	30,224	13,487	79,780	30,557
Distributions to preferred shareholders	(3,276)	(3,275)	(9,827)	(9,822)
Distributed and undistributed earnings allocated to participating securities	(16)	(11)	(43)	(34)
Net income attributable to common shareholders - basic	26,932	10,201	69,910	20,701
Effect of assumed conversion of dilutive securities	10,138	—	23,183	—
Net income attributable to common shareholders - diluted	$37,070	$10,201	$93,093	$20,701

Denominator
Weighted average shares outstanding - basic	86,257	68,887	78,307	65,643
Effect of dilutive securities:
Weighted average effect of outstanding forward offering agreement	—	—	133	—
Weighted average OP units outstanding	30,103	—	29,940	—
Weighted average DownREIT OP unit equivalents outstanding	1,925	—	1,925	—
Weighted average LTIP units outstanding	80	—	101	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	21,660	—	20,577	—
Weighted average shares outstanding - diluted	140,025	68,887	130,983	65,643

Earnings (loss) per share - basic	$0.31	$0.15	$0.89	$0.32
Earnings (loss) per share - diluted	$0.26	$0.15	$0.71	$0.32

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2021, 445,618 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. In addition, certain LTIP units vest upon the future acquisition of properties sourced by PROs or the completion of expansion projects. For the three and nine months ended September 30, 2021, 252,894 unvested LTIP units that vest upon the future acquisition of properties, or the completion of expansion projects, are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported periods.
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
For the three and nine months ended September 30, 2020, potential common shares totaling 47.0 million and 48.3 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended September 30, 2021 and 2020, the Company incurred $5.4 million and $3.7 million, respectively, for supervisory and administrative fees to the PROs and during the nine months ended September 30, 2021 and 2020, the Company incurred $14.5 million and $12.5 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended September 30, 2021 and 2020, the Company incurred $6.9 million and $5.7 million, respectively, for payroll and related costs reimbursable to these PROs and for the nine months ended September 30, 2021 and 2020, the Company incurred $19.9 million and $20.0 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended September 30, 2021, the Company incurred $0.3 million of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs and during the nine months ended September 30, 2021 and 2020, the Company incurred $0.8 million and $0.2 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the year ended December 31, 2020, the Company acquired one self storage property from a company in which an entity controlled by J. Timothy Warren, a trustee of the Company, was an investor. Mr. Warren's adult children held an ownership interest in such investor entity. The total consideration payable by the Company for this property was subject to an earnout payable in three tranches based on the performance of the property over six, 12 and 18 month periods. During 2021, in connection with the 12 month and 18 month tranches of the earnout, the Company paid aggregate consideration totaling approximately $3.9 million, and the interest of Mr. Warren's children was 22,794 OP Units with a value of approximately $1.1 million.
During the nine months ended September 30, 2021, the Company acquired two self storage properties for $20.6 million from a company in which an entity controlled by J. Timothy Warren, a trustee of the Company, was an investor. Mr. Warren's adult children held an ownership interest in such investor entity. Of the total consideration paid, the interest of Mr. Warren's children was approximately 38,413 OP Units with a value of $1.6 million.
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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Fair value at December 31, 2019	$(18,963)
Swap ineffectiveness	52
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	9,519
Unrealized losses on interest rate swaps included in accumulated other comprehensive (loss) income	(77,354)
Fair value at September 30, 2020	$(86,746)

Fair value at December 31, 2020	$(77,918)
Swap ineffectiveness	24
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	15,323
Unrealized gains on interest rate swaps included in accumulated other comprehensive (loss) income	14,418
Fair value at September 30, 2021	$(48,153)
As of September 30, 2021 and December 31, 2020, the Company had outstanding interest rate swaps with aggregate notional amounts of $1,125.0 million and $1,125.0 million, respectively, designated as cash flow hedges. As of September 30, 2021, the Company's swaps had a weighted average remaining term of approximately 3.1 years. The fair value of these swaps are presented as interest rate swap liabilities in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at September 30, 2021 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $20.3 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.92% weighted average fixed rate under these interest rate swaps, the Company will benefit from net cash payments due from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the nine months ended September 30, 2021 and 2020. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2021, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at September 30, 2021 and December 31, 2020, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at September 30, 2021 and December 31, 2020 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The combined principal balance of the Company's fixed rate mortgages payable was approximately $305.0 million as of September 30, 2021 with a fair value of approximately $325.1 million (categorized within Level 2 of the fair value hierarchy). In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.38%, compared to the weighted average contractual interest rate of 4.12%. The combined principal balance of the Company's fixed rate mortgages was approximately $223.6 million as of December 31, 2020 with a fair value of approximately $249.7 million. In determining the fair value as of December 31, 2020, the Company estimated a weighted average market interest rate of approximately 2.12%, compared to the weighted average contractual interest rate of 4.69%.
13. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
Subsequent to September 30, 2021, the Company acquired 39 self storage properties for approximately $325.7 million. Consideration for these acquisitions included approximately $302.5 million of net cash, the assumption of approximately $2.6 million of other working capital liabilities and OP equity of approximately $20.6 million (consisting of the issuance of 297,934 OP units and 42,763 subordinated performance units).
ATM Program
Subsequent to September 30, 2021, the Company sold 125,000 of its common shares through the ATM program at an average offering price of $59.16 per share, resulting in net proceeds to the Company of approximately $7.4 million, after deducting compensation payable by the Company to such agents and offering expenses. The Company used the net proceeds for self storage property acquisitions and to repay borrowings outstanding under its Revolver.

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
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures. As of September 30, 2021, our property management platform managed and controlled 348 of our consolidated properties and 177 of our unconsolidated real estate venture properties.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Our PROs
The Company had ten PROs as of September 30, 2021: Northwest, Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of September 30, 2021, we owned a geographically diversified portfolio of 763 self storage properties, located in 35 states and Puerto Rico, comprising approximately 47.6 million rentable square feet, configured in approximately 370,000 storage units. Of these properties, 285 were acquired by us from our PROs, 477 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the nine months ended September 30, 2021, we acquired 119 self storage properties for $1.0 billion, comprising approximately 8.3 million rentable square feet, configured in approximately 60,700 storage units. Of these acquisitions, nine were acquired from our PROs and 110 were acquired from third-party sellers.
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
2018 Joint Venture
As of September 30, 2021, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2021, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
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
Due to the pandemic, we experienced a slowdown in overall business activity during the second quarter of 2020. However, we observed sustained improvement in our property operating results during the third and fourth quarters of 2020 and continuing through the third quarter of 2021.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 119 self storage properties during the nine months ended September 30, 2021 and 77 self storage properties during the year ended December 31, 2020. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated on a stabilized basis since the first day of the earliest year presented. We consider a property to be stabilized once it has achieved an occupancy rate that is representative of similar properties in the applicable market. We exclude any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of September 30, 2021, our same store portfolio consisted of 560 consolidated self storage properties.
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
Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
Net income was $40.7 million for the three months ended September 30, 2021, compared to $21.4 million for the three months ended September 30, 2020, an increase of $19.3 million. The increase was primarily due to an increase in net operating income ("NOI") generated from 152 self storage properties acquired between October 1, 2020 and September 30, 2021 and same store NOI growth, partially offset by increases in depreciation and amortization. For a description of NOI, see "Non-GAAP Financial Measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Rental revenue
Same store portfolio	$109,922	$92,578	$17,344
Non-same store portfolio	29,498	7,112	22,386
Total rental revenue	139,420	99,690	39,730
Other property-related revenue
Same store portfolio	3,950	3,562	388
Non-same store portfolio	1,191	321	870
Total other property-related revenue	5,141	3,883	1,258
Property operating expenses
Same store portfolio	30,085	28,757	1,328
Non-same store portfolio	9,380	2,789	6,591
Total property operating expenses	39,465	31,546	7,919
Net operating income
Same store portfolio	83,787	67,383	16,404
Non-same store portfolio	21,309	4,644	16,665
Total net operating income	105,096	72,027	33,069
Management fees and other revenue	6,282	5,901	381
General and administrative expenses	(13,012)	(10,818)	(2,194)
Depreciation and amortization	(38,983)	(28,933)	(10,050)
Other	(994)	(479)	(515)
Other (expense) income
Interest expense	(18,144)	(15,262)	(2,882)
Equity in earnings of unconsolidated real estate ventures	1,682	37	1,645
Acquisition costs	(512)	(596)	84
Non-operating expense	(241)	(120)	(121)
Other expense	(17,215)	(15,941)	(1,274)
Income before income taxes	41,174	21,757	19,417
Income tax expense	(444)	(346)	(98)
Net income	40,730	21,411	19,319
Net income attributable to noncontrolling interests	(10,506)	(7,924)	(2,582)
Net income attributable to National Storage Affiliates Trust	30,224	13,487	16,737

	Three Months Ended September 30,
	2021	2020	Change
Distributions to preferred shareholders	(3,276)	(3,275)	(1)
Net income attributable to common shareholders	$26,948	$10,212	$16,736
Total Revenue
Our total revenue increased by $41.4 million, or 37.8%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase was primarily attributable to incremental revenue from 152 self storage properties acquired between October 1, 2020 and September 30, 2021 and an increase in total portfolio average occupancy from 90.4% for the three months ended September 30, 2020 to 96.0% for the three months ended September 30, 2021. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $39.7 million, or 39.9%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. The increase in rental revenue was due to a $22.4 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $17.5 million from 76 self storage properties acquired between October 1, 2020 and June 30, 2021 and $2.4 million from 76 self storage properties acquired during the three months ended September 30, 2021. Same store portfolio rental revenues increased $17.3 million, or 18.7%, due to an increase in average occupancy from 90.7% for the three months ended September 30, 2020 to 96.5% for the three months ended September 30, 2021 and a 11.5% increase, from $12.02 to $13.40, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $1.3 million, or 32.4%, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020. This increase primarily resulted from a $0.4 million increase in same store other property-related revenue and a $0.9 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.8 million from 76 self storage properties acquired between October 1, 2020 and June 30, 2021 and $0.1 million from 76 self storage properties acquired during the three months ended September 30, 2021.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $6.3 million for the three months ended September 30, 2021, compared to $5.9 million for the three months ended September 30, 2020, an increase of $0.4 million. This increase was primarily attributable to increased property management fees due to growth in unconsolidated real estate venture revenue.
Property Operating Expenses
Property operating expenses were $39.5 million for the three months ended September 30, 2021 compared to $31.5 million for the three months ended September 30, 2020, an increase of $7.9 million, or 25.1%. The increase in property operating expenses primarily resulted from a $6.6 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $5.4 million from 76 self storage properties acquired between October 1, 2020 and June 30, 2021 and $0.8 million from 76 self storage properties acquired during the three months ended September 30, 2021. Same store portfolio operating expenses increased $1.3 million, or 4.6%, due to increases in personnel expense, property taxes and repairs and maintenance expense offset by decreases in marketing expense.

General and Administrative Expenses
General and administrative expenses increased $2.2 million, or 20.3%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was primarily attributable to increases in supervisory and administrative fees charged by our PROs and personnel costs.
Depreciation and Amortization
Depreciation and amortization increased $10.1 million, or 34.7%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This increase was primarily attributable to incremental depreciation expense related to the 152 self storage properties acquired between October 1, 2020 and September 30, 2021, and an increase in amortization of customer in-place leases from $1.7 million for the three months ended September 30, 2020 to $5.1 million for the three months ended September 30, 2021.
Interest Expense
Interest expense increased $2.9 million, or 18.9%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The increase in interest expense was primarily attributable to additional borrowings consisting of the October 2020 issuance of $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032, the May 2021 issuance of the $55.0 million of 3.10% senior unsecured notes due May 4, 2033, and the July 2021 issuance of the $35.0 million of 2.16% senior unsecured notes due May 4, 2026 and $90.0 million of 3.00% senior unsecured notes due May 4, 2031.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended September 30, 2021, we recorded $1.7 million of equity in earnings from our unconsolidated real estate ventures compared to less than $0.1 million of earnings for the three months ended September 30, 2020.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $10.5 million for the three months ended September 30, 2021, compared to $7.9 million for the three months ended September 30, 2020.
Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
Net income was $104.0 million for the nine months ended September 30, 2021, compared to $55.0 million for the nine months ended September 30, 2020, an increase of $49.0 million. The increase was primarily due to an increase in NOI generated from 152 self storage properties acquired between October 1, 2020 and September 30, 2021 and same store NOI growth, partially offset by increases in depreciation and amortization.
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Rental revenue
Same store portfolio	$311,296	$272,432	$38,864
Non-same store portfolio	68,561	17,962	50,599
Total rental revenue	379,857	290,394	89,463
Other property-related revenue
Same store portfolio	11,475	9,909	1,566

	Nine Months Ended September 30,
	2021	2020	Change
Non-same store portfolio	2,632	763	1,869
Total other property-related revenue	14,107	10,672	3,435
Property operating expenses
Same store portfolio	87,777	85,094	2,683
Non-same store portfolio	22,946	7,301	15,645
Total property operating expenses	110,723	92,395	18,328
Net operating income
Same store portfolio	234,994	197,247	37,747
Non-same store portfolio	48,247	11,424	36,823
Total net operating income	283,241	208,671	74,570
Management fees and other revenue	18,117	17,047	1,070
General and administrative expenses	(36,700)	(32,241)	(4,459)
Depreciation and amortization	(107,458)	(87,347)	(20,111)
Other	(1,701)	(1,330)	(371)
Other (expense) income
Interest expense	(52,275)	(46,403)	(5,872)
Equity in earnings (losses) of unconsolidated real estate ventures	3,615	(251)	3,866
Acquisition costs	(922)	(1,681)	759
Non-operating expense	(562)	(629)	67
Other expense	(50,144)	(48,964)	(1,180)
Income before income taxes	105,355	55,836	49,519
Income tax expense	(1,315)	(875)	(440)
Net income	104,040	54,961	49,079
Net income attributable to noncontrolling interests	(24,260)	(24,404)	144
Net income attributable to National Storage Affiliates Trust	79,780	30,557	49,223
Distributions to preferred shareholders	(9,827)	(9,822)	(5)
Net income attributable to common shareholders	$69,953	$20,735	$49,218
Total Revenue
Our total revenue increased by $94.0 million, or 29.5%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase was primarily attributable to incremental revenue from 152 self storage properties acquired between October 1, 2020 and September 30, 2021 and an increase in total portfolio average occupancy from 88.3% for the nine months ended September 30, 2020 to 94.2% for the nine months ended September 30, 2021.
Rental Revenue
Rental revenue increased by $89.5 million, or 30.8%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. The increase in rental revenue was due to a $50.6 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $17.8 million from 33 self storage properties acquired between October 1, 2020 and December 31, 2020 and $23.9 million from 119 self storage properties acquired during the nine months ended September 30, 2021. Same store portfolio rental revenues increased $38.9 million, or 14.3%, due to an increase in average occupancy from 88.6% for the nine months ended September 30, 2020 to 94.7% for the nine months ended September 30, 2021 and a 6.7% increase, from $12.09 to $12.90, in average annualized rental revenue per occupied square foot, driven primarily by increased contractual lease rates for in-place tenants.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $3.4 million, or 32.2%, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. This increase primarily resulted from a $1.6 million increase in same store other property-related revenue and a $1.9 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $0.6 million from 33 self storage properties acquired between October 1, 2020 and December 31, 2020 and $1.0 million from 119 self storage properties acquired during the nine months ended September 30, 2021.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $18.1 million for the nine months ended September 30, 2021, compared to $17.0 million for the nine months ended September 30, 2020, an increase of $1.1 million. This increase was primarily attributable to increased property management fees due to growth in unconsolidated real estate venture revenue.
Property Operating Expenses
Property operating expenses were $110.7 million for the nine months ended September 30, 2021 compared to $92.4 million for the nine months ended September 30, 2020, an increase of $18.3 million, or 19.8%. The increase in property operating expenses primarily resulted from a $15.6 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $6.4 million from 33 self storage properties acquired between October 1, 2020 and December 31, 2020 and $7.3 million from 119 self storage properties acquired during the nine months ended September 30, 2021. Same store portfolio operating expenses increased $2.7 million, or 3.2%, due to increases in personnel expense, property taxes and repairs and maintenance expense offset by decreases in marketing expense.
General and Administrative Expenses
General and administrative expenses increased $4.5 million, or 13.8%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was attributable to increases in supervisory and administrative fees charged by our PROs, equity based compensation expense and personnel costs.
Depreciation and Amortization
Depreciation and amortization increased $20.1 million, or 23.0%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This increase was primarily attributable to incremental depreciation expense related to the 152 self storage properties acquired between October 1, 2020 and September 30, 2021, and an increase in amortization of customer in-place leases from $7.0 million for the nine months ended September 30, 2020 to $11.5 million for the nine months ended September 30, 2021.
Interest Expense
Interest expense increased $5.9 million, or 12.7%, for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The increase in interest expense was primarily attributable to higher outstanding borrowings including additional borrowings consisting of the October 2020 issuance of $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032, the May 2021 issuance of the $55.0 million of 3.10% senior unsecured notes due May 4, 2033, and the July 2021 issuance of the $35.0 million of 2.16% senior unsecured notes due May 4, 2026 and $90.0 million of 3.00% senior unsecured notes due May 4, 2031.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Ventures
Equity in earnings (losses) of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the nine months ended September 30, 2021, we recorded $3.6 million of equity in earnings from our unconsolidated real estate ventures compared to $0.3 million of losses for the nine months ended September 30, 2020.

Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $24.3 million for the nine months ended September 30, 2021, compared to $24.4 million for the nine months ended September 30, 2020.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$40,730	$21,411	$104,040	$54,961
Add (subtract):
Real estate depreciation and amortization	38,636	28,564	106,404	86,283
Company's share of unconsolidated real estate venture real estate depreciation and amortization	3,842	3,830	11,563	11,428
Mark-to-market changes in value on equity securities	—	—	—	142
Distributions to preferred shareholders and unitholders	(3,517)	(3,513)	(10,551)	(10,541)
FFO attributable to subordinated performance unitholders(1)	(12,725)	(6,852)	(33,980)	(21,546)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	66,966	43,440	177,476	120,727
Add:
Acquisition costs	512	596	922	1,681
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$67,478	$44,036	$178,398	$122,408

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	86,257	68,887	78,307	65,643
Weighted average restricted common shares outstanding	39	32	32	30
Weighted average effect of forward offering agreement(3)	—	—	133	—
Weighted average OP units outstanding	30,103	29,559	29,940	29,994
Weighted average DownREIT OP unit equivalents outstanding	1,925	1,925	1,925	1,900
Weighted average LTIP units outstanding	525	513	549	555
Total weighted average shares and units outstanding - FFO and Core FFO	118,849	100,916	110,886	98,122

FFO per share and unit	$0.56	$0.43	$1.60	$1.23
Core FFO per share and unit	$0.57	$0.44	$1.61	$1.25

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (loss) per share - diluted	$0.26	$0.15	$0.71	$0.32
Impact of the difference in weighted average number of shares(1)	0.05	(0.05)	0.14	(0.10)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	0.08	—	0.23
Add real estate depreciation and amortization	0.33	0.28	0.96	0.88
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.03	0.04	0.10	0.12
FFO attributable to subordinated performance unitholders	(0.11)	(0.07)	(0.31)	(0.22)
FFO per share and unit	0.56	0.43	1.60	1.23
Add acquisition costs	0.01	0.01	0.01	0.02
Core FFO per share and unit	$0.57	$0.44	$1.61	$1.25

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
The following table presents a reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$40,730	$21,411	$104,040	$54,961
(Subtract) Add:
Management fees and other revenue	(6,282)	(5,901)	(18,117)	(17,047)
General and administrative expenses	13,012	10,818	36,700	32,241
Other	994	479	1,701	1,330
Depreciation and amortization	38,983	28,933	107,458	87,347
Interest expense	18,144	15,262	52,275	46,403
Equity in (earnings) losses of unconsolidated real estate ventures	(1,682)	(37)	(3,615)	251
Acquisition costs	512	596	922	1,681
Income tax expense	444	346	1,315	875
Non-operating expense	241	120	562	629
Net Operating Income	$105,096	$72,027	$283,241	$208,671
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$40,730	$21,411	$104,040	$54,961
Add:
Depreciation and amortization	38,983	28,933	107,458	87,347
Company's share of unconsolidated real estate venture depreciation and amortization	3,842	3,830	11,563	11,428
Interest expense	18,144	15,262	52,275	46,403
Income tax expense	444	346	1,315	875
EBITDA	102,143	69,782	276,651	201,014
Add:
Acquisition costs	512	596	922	1,681
Equity-based compensation expense	1,454	1,183	4,088	3,108
Adjusted EBITDA	$104,109	$71,561	$281,661	$205,803

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
Cash Flows
At September 30, 2021, we had $69.2 million in cash and cash equivalents and $4.4 million of restricted cash, an increase in cash and cash equivalents of $50.5 million and an increase in restricted cash of $1.4 million from December 31, 2020. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $238.7 million for the nine months ended September 30, 2021 compared to $167.6 million for the nine months ended September 30, 2020, an increase of $71.1 million. Our operating cash flow increased primarily due to the 33 self storage properties acquired between October 1, 2020 and December 31, 2020 that generated cash flow for the entire nine months ended September 30, 2021, an additional 119 self storage properties acquired during the nine months ended September 30, 2021 and same store NOI growth. Because 152 self storage properties were acquired after September 30, 2020, our operating results for the nine months ended September 30, 2020 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for interest expense.
Investing Activities
Cash used in investing activities was $985.8 million for the nine months ended September 30, 2021 compared to $268.5 million for the nine months ended September 30, 2020. The primary uses of cash for the nine months ended September 30, 2021 were for our acquisition of 119 self storage properties for cash consideration of $946.3 million, capital expenditures of $19.3 million, and deposits for potential acquisitions of $19.7 million. The primary uses of cash for the nine months ended September 30, 2020 were for our acquisition of 44 self storage properties for cash consideration of $259.0 million, capital expenditures of $13.0 million, investments in our 2016 Joint Venture of $3.1 million, expenditures for corporate furniture, equipment and other of $0.4 million and deposits for potential acquisitions of $0.6 million partially offset by $7.6 million of proceeds from the sale of equity securities.
Capital expenditures totaled $19.3 million and $13.0 million during the nine months ended September 30, 2021 and 2020, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Recurring capital expenditures	$6,430	$4,926
Value enhancing capital expenditures	7,149	3,083
Acquisitions capital expenditures	7,035	4,951
Total capital expenditures	20,614	12,960
Change in accrued capital spending	(1,265)	58
Capital expenditures per statement of cash flows	$19,349	$13,018

Financing Activities
Cash provided by our financing activities was $799.0 million for the nine months ended September 30, 2021 compared to $97.8 million for the nine months ended September 30, 2020. Our sources of financing cash flows for the nine months ended September 30, 2021 primarily consisted of $540.0 million of borrowings under our Revolver, the $55.0 million 2033 Notes, the $35.0 million 2026 Notes, the $90.0 million May 2031 Notes, the $125.0 million Term Loan E, $88.0 million of fixed rate mortgages payable and $763.4 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the nine months ended September 30, 2021 were for principal payments on existing debt of $720.6 million (which included $714.0 million of principal repayments under the Revolver, a $3.5 million payoff of a fixed rate mortgage and $3.1 million of fixed rate mortgage principal payments), distributions to noncontrolling interests of $71.4 million, payments of dividends to common shareholders of $90.9 million and distributions to preferred shareholders of $9.8 million. Our sources of financing cash flows for the nine months ended September 30, 2020 primarily consisted of $415.5 million of borrowings under our Revolver and $22.0 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the nine months ended September 30, 2020 were for principal payments on existing debt of $208.6 million (which included $169.0 million of principal repayments under the Revolver and $39.6 million of fixed rate mortgage principal payments), distributions to noncontrolling interests of $54.3 million, payments of dividends to common shareholders of $65.9 million and distributions to preferred shareholders of $9.8 million.
Credit Facility and Term Loan Facilities
As of September 30, 2021, our credit facility provided for total borrowings of $1.4 billion, consisting of six components: (i) a Revolver which provides for a total borrowing commitment up to $500.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C, (v) a $175.0 million Term Loan D and (vi) a $125.0 million Term Loan E. The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025, the Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan A, Term Loan B, Term Loan C, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of September 30, 2021, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion. As of September 30, 2021, we would have had the capacity to borrow remaining Revolver commitments of $494.3 million while remaining in compliance with the credit facility's financial covenants.
We have a 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of September 30, 2021 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.

We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of September 30, 2021 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of September 30, 2021 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
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
2026, May 2031 and 2033 Senior Unsecured Notes
As discussed in Note 8 in Item 1, on May 3, 2021, our operating partnership entered into an agreement to issue the 2026 Notes, the May 2031 Notes and the 2033 Notes to certain institutional investors. On May 26, 2021, the operating partnership issued the 2033 Notes and on July 26, 2021 our operating partnership issued the 2026 Notes and the May 2031 Notes.
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
During the nine months ended September 30, 2021, we sold 3,814,726 of our common shares through at the market offerings. The common shares were sold at an average offering price of $44.74 per share, resulting in net proceeds to us of approximately $169.0 million after deducting compensation payable by us to the agents and offering expenses. As discussed in Note 13 in Item 1, subsequent to September 30, 2021, we sold 125,000 common shares through the ATM program at an average offering price of $59.16 per share, resulting in net proceeds to us of approximately $7.4 million, after deducting compensation payable by us to the agents and offering expenses.
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

During the nine months ended September 30, 2021, after receiving notices of redemption from certain OP unitholders, we elected to issue 652,520 common shares to such holders in exchange for 652,520 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 119 properties acquired during the nine months ended September 30, 2021, we issued $78.1 million of OP equity (consisting of 922,199 OP units and 695,809 subordinated performance units).
As discussed in Note 3 in Item 1, during the nine months ended September 30, 2021, the Company issued 63,033 OP units issued upon the conversion of 32,741 subordinated performance units and 142,405 OP units upon the conversion of an equivalent number of LTIP units.
Dividends and Distributions
On August 25, 2021, our board of trustees declared a cash dividend and distribution, respectively, of $0.41 per common share and OP unit to shareholders and OP unitholders of record as of September 15, 2021. On August 25, 2021, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of September 15, 2021. On September 14, 2021, our board of trustees declared cash distributions of $12.7 million, in aggregate, to subordinated performance unitholders of record as of September 15, 2021. Such dividends and distributions were paid on September 30, 2021.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of September 30, 2021, our operating partnership had an aggregate of $2,680.5 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of September 30, 2021, an aggregate of $162.7 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of September 30, 2021, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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

As of September 30, 2021, we had $125.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $1.3 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2021, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 340,349 common shares to satisfy redemption requests from certain limited partners.
On August 19, 2021, the operating partnership issued 92,111 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.
On September 13, 2021, the operating partnership issued 15,880 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.
On September 16, 2021, the operating partnership issued 65,423 OP units to unrelated third parties as partial consideration for the acquisition of 14 self storage properties.
On September 16, 2021, the operating partnership issued 172,176 subordinated performance units to an affiliate of Blue Sky, one of the Company's existing PROs, in exchange for cash.
On October 5, 2021 the operating partnership issued 27,941 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.

On October 5, 2021 the operating partnership issued 5,528 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On October 22, 2021 the operating partnership issued 269,993 OP units to unrelated third parties and 37,235 subordinated performance units to an affiliate of Blue Sky, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On October 25, 2021, the operating partnership issued 32,109 OP units to unrelated third parties and certain affiliates of Northwest, one of the Company's existing PROs, representing OP units earned pursuant to an earnout agreement in connection with the acquisition of one self storage property. The issuance included 9,689 OP units to an affiliate of J. Timothy Warren, a trustee the Company
Following a specified lock up period after the date of issuance set forth above, the OP units issued by the operating partnership may be redeemed from time to time by holders for a cash amount per OP unit equal to the market value of an equivalent number of common shares. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the operating partnership described above by issuing one common share in exchange for each OP unit tendered for redemption.
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
As of November 2, 2021, other than those OP units held by the Company, after reflecting the transactions described herein, 33,123,140 OP units of its operating partnership were outstanding (including 776,253 outstanding LTIP units in the operating partnership and 1,924,918 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions) and 14,073,814 subordinated performance units (including 4,337,111 subordinated performance units in certain subsidiaries of the operating partnership ("DownREIT subordinated performance units").
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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A, filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

3.5
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

3.6
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

4.3
Description of Common Shares of Beneficial Interest and 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (Exhibit 4.3 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2020, is incorporated herein by this reference)

10.1*
First Increase Agreement and Third Amendment to Credit Agreement dated as of September 21, 2021 by and among NSA OP, LP, as Borrower, the lenders from time to time party thereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association and BMO Capital Markets Corp. as Co-Lead Arrangers and Co-Documentation Agents, Wells Fargo Securities, LLC as Co-Lead Arranger, Wells Fargo Bank, National Association, as Co-Documentation Agent, and CitiBank, N.A., as Co-Lead Arranger and Co-Documentation Agent for the Revolving Credit Facility

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
Date: November 3, 2021