Form 10-K
period 2021-12-31
National Storage Affiliates Trust
filed 2022-02-25
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $3.9 billion as of June 30, 2021. As of February 24, 2022, 91,394,351 common shares of beneficial interest, $0.01 par value per share, were outstanding.

Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement for its annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Name:	KPMG LLP	Auditor Location:	Denver, Colorado	Auditor Firm ID:	185

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
The forward-looking statements contained in this report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions, and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. One of the most significant factors is the ongoing and potential impact of the COVID-19 pandemic on the economy, the self storage industry and the broader financial markets, which may have a significant negative impact on the Company's financial condition, results of operations and cash flows. The Company is unable to predict whether the continuing effects of the COVID-19 pandemic will trigger a further economic slowdown or a recession and to what extent the Company will experience disruptions related to the COVID-19 pandemic. In particular, it is difficult to fully assess the impact of COVID-19 at this time due to, among other factors, uncertainty regarding the severity and duration of the outbreak domestically and internationally and uncertainty regarding the effectiveness of federal, state and local governments' efforts to contain the spread of COVID-19 and respond to its direct and indirect impact on the U.S. economy and economic activity, including the number and severity of new variants, the rate and level of persons receiving vaccinations and the efficacy of such vaccines. The current COVID-19 pandemic has impacted, and is likely to continue to impact, directly or indirectly, many of the other important factors below and the risks described under Item 1A below, and the Company's subsequent filings under the Exchange Act.
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
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2021, we held ownership interests in and operated a geographically diversified portfolio of 1,050 self storage properties, located in 42 states and Puerto Rico, comprising approximately 67.8 million rentable square feet, configured in approximately

533,000 storage units. We completed our initial public offering in 2015 and our common shares of beneficial interest, $0.01 par value per share ("common shares"), are listed on the New York Stock Exchange under the symbol "NSA."
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
During the year ended December 31, 2021, one of our largest PROs, Kevin Howard Real Estate, Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), notified us of Northwest's election to retire as one of our PROs effective January 1, 2022. As a result of the retirement, on January 1, 2022, management of our properties in the Northwest managed portfolio was transferred to us and the related Northwest brand name and intellectual property was internalized by us, and we discontinued payment of any supervisory and administrative fees or reimbursements to Northwest. In addition, on January 1, 2022, we issued a non-voluntary conversion notice to convert all subordinated performance units related to Northwest's managed portfolio into OP units. As part of the internalization, most of Northwest's employees were offered and provided employment by us and continue managing the same portfolio of properties as members of our existing property management platform.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures under our iStorage and SecurCare brands and, commencing on January 1, 2022, our Northwest brand. As of December 31, 2021, our property management platform managed and controlled 415 of our consolidated properties and 177 of our unconsolidated real estate venture properties.

We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Our PROs
The Company had ten PROs as of December 31, 2021: Northwest, Optivest Properties LLC and its controlled affiliates ("Optivest"), Move It Self Storage and its controlled affiliates ("Move It"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), Blue Sky Self Storage LLC, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage ("Moove In"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini").
To capitalize on their recognized and established local brands, our PROs continue to function as property managers for their managed portfolios under their existing brands (which include various brands in addition to those discussed below). Over the long-run, we may seek to internalize our PROs and brand or co-brand each location as part of NSA.
•Northwest, which was headquartered in Portland, Oregon, was our PRO responsible for covering the northwest region. Northwest provided property management services to 93 of our properties located in Idaho, Oregon and Washington as of December 31, 2021. Effective January 1, 2022, upon the retirement of Northwest as a PRO, the Company acquired the Northwest brand and internalized the management of the properties formerly managed by Northwest.
•Optivest, which is based in Dana Point, California, is one of our PROs responsible for covering portions of the northeast and southwest regions. Optivest managed 83 of our properties located in Arizona, California, Massachusetts, Nevada, New Hampshire, New Mexico, Texas and Utah as of December 31, 2021. Optivest is run by its co-founder, Warren Allan, who has more than 25 years of financial and operational management experience in the self storage industry and is recognized as a self storage acquisition and development specialist.
•Move It, which is based in Dallas, Texas, is one of our PROs responsible for covering portions of the Texas and southeast markets. Move It managed 72 of our properties located in Alabama, Florida, Louisiana, Mississippi, Tennessee and Texas as of December 31, 2021. Move It is led by its founder, Tracy Taylor, who has more than 40 years of experience in self storage development, acquisition and management, and has served on the board of directors for the Large Owners Council of the Self Storage Association and is a former Chairman of the Self Storage Association.
•Guardian, which is based in Irvine, California, is one of our PROs responsible for covering portions of the southern California and southwest regions. Guardian managed 56 of our properties located in Arizona, California and Nevada as of December 31, 2021. Guardian is led by John Minar, who has nearly 40 years of self storage acquisition, rehabilitation, ownership, operations and development experience.
•Southern, which is based in Palm Beach Gardens, Florida, is one of our PROs responsible for covering portions of Arizona and the southeast region, including New Orleans, the Florida Panhandle, southern Georgia and Puerto Rico. Southern managed 43 of our properties in Arizona, Louisiana, the Florida Panhandle, southern Georgia, and Puerto Rico as of December 31, 2021. Southern is led by Bob McIntosh and Peter Cowie, who are active real estate operators with more than 30 years of self storage experience.
•Blue Sky, which is a strategic partnership between Argus Professional Storage Management and GYS Development LLC and is based in the mountain west, is our PRO responsible for covering portions of the southeast, midwest, and southwest regions, including portions of Kansas, Georgia and Texas. Blue Sky managed 35 of our properties in Alabama, Arkansas, Colorado, Florida, Georgia, Indiana, Kansas, Kentucky, Montana, North Carolina, Texas, Wisconsin and Wyoming as of December 31, 2021. Blue Sky is led by Lee Fredrick, Ben Vestal and Michael Perry, who have extensive experience in acquisition, development and management of self storage properties.

•Moove In, which is based in York, Pennsylvania, is our PRO responsible for covering portions of the mid-atlantic and midwest regions. Moove In managed 31 of our properties in Connecticut, Iowa, Maryland, Massachusetts, New Jersey and Pennsylvania as of December 31, 2021. Moove In is led by John Gilliland, who currently serves on the board of directors for the Large Owners Council of the Self Storage Association, and a past Chairman of the Self Storage Association.
•Hide-Away, which is based in Sarasota, Florida, is our PRO responsible for covering the western Florida market. Hide-Away managed 24 of our properties in western Florida as of December 31, 2021. Hide-Away is led by its founder, Steve Wilson, one of the early developers of the self storage business, who served for more than 35 years as the President of Hide-Away and its related entities, and is a past Chairman of the Self Storage Association.
•Storage Solutions, which is based in Chandler, Arizona, is our PRO responsible for covering portions of the Arizona and Nevada markets. Storage Solutions managed 11 of our properties in Arizona and Nevada as of December 31, 2021. Storage Solutions is led by its founder, Bill Bohannan, who is one of the largest operators in Phoenix and has more than 35 years of self storage acquisition, development and management experience. Mr. Bohannan is recognized in the industry as a self storage acquisition, development and management specialist.
•Personal Mini, which is based in Orlando, Florida, is our PRO responsible for covering portions of the central Florida market. Personal Mini managed 10 of our properties in central Florida as of December 31, 2021. Personal Mini is led by Marc Smith, a self storage investor who has been involved in all facets of the self storage business. Mr. Smith is a past Chairman of the Self Storage Association, and also previously served as president of the Southeast Region of the Self Storage Association.
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
Our Consolidated Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. As of December 31, 2021, we owned a geographically diversified portfolio of 873 self storage properties, located in 39 states and Puerto Rico, comprising approximately 55.1 million rentable square feet, configured in approximately 429,000 storage units. Of these properties, 298 were acquired by us from our PROs, 574 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8). A complete listing of, and additional information about, our self storage properties is included in Item 2 of this report.
During the year ended December 31, 2021, we acquired 229 consolidated self storage properties, of which 22 were acquired by us from our PROs and 207 were acquired by us from third-party sellers. The following is a summary of our 2021 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
2021 Acquisitions:
Texas	79	40,515	5,673,865	$760,959
Georgia	14	7,374	1,043,322	109,034
Alabama	13	6,597	967,969	110,011
Tennessee	12	5,162	701,151	88,557
Pennsylvania	9	3,049	417,848	42,152
Florida	8	3,652	496,935	90,542
Puerto Rico	8	7,921	905,644	174,043
North Carolina	7	4,088	546,292	67,564
Oregon	7	3,579	399,511	92,889
Illinois	6	4,202	426,941	60,858
Indiana	5	2,304	336,237	30,207
Kansas	5	2,643	351,834	37,484
Louisiana	5	1,589	196,210	17,780
Ohio	5	1,887	275,979	26,726
Colorado	4	2,097	253,868	37,993
Kentucky	4	2,409	352,176	40,762
New Hampshire	4	2,070	268,120	45,013
Arkansas	3	1,416	199,345	19,890
California	3	1,437	232,748	30,605
Iowa	3	2,717	363,718	30,480
Massachusetts	3	3,220	304,797	67,481
Maryland	3	1,677	207,087	38,437
Washington	3	1,247	155,082	32,803
Minnesota	2	781	123,470	14,423
Virginia	2	715	90,911	10,838
Other(1)	12	5,627	714,218	97,495
Total	229	119,975	16,005,278	$2,175,026

(1) Self storage properties in other states acquired during the year ended December 31, 2021 include Arizona, Connecticut, Missouri, Mississippi, Montana, New Jersey, New Mexico, Nevada, South Carolina, Utah, Wisconsin and Wyoming.

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
2018 Joint Venture
As of December 31, 2021, our 2018 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated 103 self storage properties containing approximately 7.8 million rentable square feet, configured in over 64,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2021, our 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
Our Competitive Strengths
We believe our unique PRO structure combined with our property management platform allows us to differentiate ourselves from other self storage operators, and the following competitive strengths enable us to effectively compete against our industry peers:
High Quality Properties in Key Growth Markets.    We held ownership interests in and operated a geographically diversified portfolio of 1,050 self storage properties, located in 42 states and Puerto Rico, comprising approximately 67.8 million rentable square feet, configured in approximately 533,000 storage units as of December 31, 2021. Over 70% of our consolidated portfolio is located in the top 100 MSAs, based on our 2021 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
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
Acquire Built-in Captive Pipeline of Target Properties from Existing PROs.    We have an attractive, high quality potential acquisition pipeline (our "captive pipeline") of over 130 self storage properties valued at approximately $1.4 billion that will continue to drive our future growth. We consider a property to be in our captive pipeline if it (i) is under a management service agreement with one of our PROs, (ii) meets our property quality criteria, and (iii) is either required to be offered to us under the applicable facilities portfolio management agreement or a PRO has a reasonable basis to believe that the controlling owner of the property intends to sell the property in the next seven years.

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
As of December 31, 2021, our unsecured credit facility provided for total borrowings of $1.550 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $650.0 million, under which we may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), (v) a $175.0 million tranche D term loan facility (the "Term Loan D") and (vi) a $125.0 million tranche E term loan facility (the "Term Loan E"). As of December 31, 2021, we had the entire amounts drawn on Term Loan A, Term Loan B, Term Loan C, Term Loan D and Term Loan E and we had $490.0 million of outstanding borrowings under the Revolver, and the capacity to borrow an additional $154.3 million under the Revolver while remaining in compliance with the credit facility's financial covenants. As of December 31, 2021, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
We have a credit agreement with a syndicated group of lenders for a term loan facility that matures in June 2023 (the "2023 Term Loan Facility") and is separate from the credit facility in an aggregate amount of $175.0 million. As of December 31, 2021 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a credit agreement with a lender for a term loan facility that matures in December 2028 (the "2028 Term Loan Facility") and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of December 31, 2021 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a credit agreement with a lender for a term loan facility that matures in April 2029 (the "2029 Term Loan Facility") and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2021 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
The credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, and 2029 Term Loan Facility each contain the same financial covenants and customary affirmative and negative covenants that, among other things, could limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
On August 30, 2019, our operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 (the "2029 Notes") and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 (the "August 2031 Notes") in a private placement to certain institutional investors.
On October 22, 2020, our operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 (the "August 2030 Notes") and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 (the "2032 Notes").
On May 26, 2021, our operating partnership issued $55.0 million of 3.10% senior unsecured notes due May 4, 2033 (the "May 2033 Notes").
On July 26, 2021, our operating partnership issued $35.0 million of 2.16% senior unsecured notes due May 4, 2026 (the "2026 Notes") and $90.0 million of 3.00% senior unsecured notes due May 4, 2031 (the "May 2031 Notes").
On December 14, 2021, our operating partnership issued $75.0 million of 2.72% senior unsecured notes due November 30, 2030 (the "November 2030 Notes"), $175.0 million of 2.81% senior unsecured notes due November 30, 2031 (the "November 2031 Notes") and $75.0 million of 3.06% senior unsecured notes due November 30, 2036 (the "2036 Notes" and together with the 2026 Notes, 2029 Notes, August 2030 Notes, November 2030 Notes, May 2031 Notes, August 2031 Notes, November 2031 Notes, 2032 Notes and May 2033 Notes, the "Senior Unsecured Notes") in a private placement to certain institutional investors.
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
Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. The Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") and comparable state laws typically impose strict joint and several liabilities without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances or materials. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the owner's or operator's ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who arrange for the disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-

containing materials into the air and third-parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials. Certain environmental laws also impose liability, without regard to knowledge or fault, for removal or remediation of hazardous substances or other regulated materials upon owners and operators of contaminated property. Moreover, the past or present owner or operator of a property from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases. Certain environmental laws impose compliance obligations on owners and operators of real property with respect to the management of hazardous materials and other regulated substances. For example, environmental laws govern the management of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. In connection with the ownership, operation and management of our current or past properties and any properties that we may acquire and/or manage in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we conduct an environmental assessment of each property prior to acquisition and manage our properties in accordance with environmental laws while we own or operate them. We have engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of all of our properties prior to acquisition and are not aware of any environmental issues that are expected to materially impact the operations of any property. For additional information on environmental matters and regulation, see "Item 1A. Risk Factors—Risks Related to Our Business—Environmental compliance costs and liabilities associated with operating our properties may affect our results of operations."
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
Human Capital
We seek to foster a diverse and inclusive work environment that values each individual team member’s talents and contributions, while channeling those efforts toward our common core values of integrity, accountability, humility and compassion. Our success relies on the general professionalism of our and our PRO's site managers and staff which are contributing factors to a site's ability to successfully secure rentals, retain tenants and maintain clean and secure self storage properties. We seek to increase employee retention and well-being and our team members enjoy a robust benefit package that includes medical, dental, vision, life insurance, 401K with matching employer contribution and a performance-based bonus incentive plan. We also seek to promote diversity among our employees and management team. As of December 31, 2021, approximately 59% of our employees were women and 32% of our senior management team (Director level and above) were women, including Tamara Fischer, our President, Chief Executive Officer and member of our Board of Trustees.
As of December 31, 2021, we had 1,175 employees, which includes employees of our property management platform but does not include persons employed by our PROs. As of December 31, 2021, our PROs, collectively, had approximately 950 full-time and part-time employees involved in management, operations, and reporting with respect to our self storage property portfolio.
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
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in our markets in California, Texas, Florida, Oregon, Georgia, and Arizona, which accounted for approximately 17%, 16%, 10%, 9%, 6%, and 5%, respectively, of our total rental and other property-related revenues for the year ended December 31, 2021, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represented a significant concentration of our 2021 revenues. However, our property portfolio, consists solely of self storage properties and is therefore subject to risks inherent in investments in a single industry. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:
•business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics;

•periods of economic slowdown, recession, or inflationary environments, declining demand for self storage generally or in a particular area or the public perception that any of these events may occur;
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
Increases in income or other taxes generally are not passed through to tenants under leases and may reduce or negatively impact our net income, funds from operations ("FFO"), cash flows, financial condition, ability to pay or refinance our debt obligations, ability to make cash distributions to shareholders, and the trading price of our securities.
In addition, the value of our properties may be reassessed for property tax purposes by taxing authorities including as a result of our acquisition activities. For example, our property taxes could increase due to changes in tax rates or removal of limitations on the amount by which our property taxes or property reassessments may increase. For example, in November 2020, there was an initiative in California, which did not pass, to remove certain limits on annual real estate tax increases of assessed value of real property. To the extent a similar future initiative is successful, it would increase the assessed value and/or tax rates applicable to self storage properties in California. We currently have 86 consolidated properties and 12 unconsolidated properties in California. Accordingly, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past or from what we expected in connection with our underwriting activities, which could adversely impact our operating results, cash flow, and our ability to pay any expected dividends to our shareholders.
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
Under the ADA and other federal, state and local laws, we are required to meet certain requirements related to access and use by disabled persons. Noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. If one or more of our properties or websites is not in compliance with the ADA or similar laws, then we would be required to incur additional costs to bring the property or websites into compliance. If we incur such costs and they are substantial, our financial condition, results of operations, cash flow, per share trading price of our common shares and our ability to satisfy our debt service obligations and to make cash distributions to our shareholders could be adversely affected.
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
Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate have imposed or in the future may impose restrictions and requirements on the use of personal information by those collecting such information. For example, the California Consumer Privacy Act of 2018, which became effective as of January 1, 2020, together with the California Privacy Rights Act, provides consumers with expansive rights and control over personal information obtained by or shared with certain covered businesses. Changes to law or regulations or the passage of new laws affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information.
We face possible risks and costs associated with the effects of climate change and severe weather.
We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent that climate change impacts changes in weather patterns, our markets could experience severe weather, including hurricanes, tornados, earthquakes, severe winter storms, wildfires and coastal flooding due to increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for storage at our properties or in our inability to operate them at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the costs of energy, maintenance, repair of fire, water and/or wind damage, and snow removal at our properties.
Changes in federal, state, and local legislation and regulation as well as international pacts or treaties based on concerns about climate change could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, which may result in adverse impacts to our net income. In recent years, there have been a number of new legal efforts to reduce greenhouse gas emissions and to take other similar actions to combat the effects of climate change, including at the international level and at the U.S. federal, state and local levels. We rely on a limited number of vendors to provide key services, such as the provision of utilities, at certain of our properties. Our business and property operations may be adversely affected if these vendors fail to adequately provide key services at our properties as a result of unanticipated events, including those resulting from climate change. If a vendor fails to adequately provide utilities or other important services, we may experience significant interruptions in service and disruptions to business operations at our properties, incur remediation costs, and become subject to claims and damage to our reputation. There can be no assurance that climate change and severe weather, or the potential impacts of these events on our vendors, will not have a material adverse effect on our properties, operations, or business.
Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition, operating results and cash flow.
We maintain comprehensive liability, fire, flood, earthquake, wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable either in total or in part (due to location or otherwise), such as losses due to earthquakes, hurricanes, tornadoes, floods, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property or otherwise be subject to significant liabilities. In addition, if any such loss is insured, we may be required to pay significant amounts on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss. As a result, our operating results may be adversely affected.
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
Our success depends, to a significant extent, on the continued services of Arlen D. Nordhagen, Tamara D. Fischer, David G. Cramer and Brandon S. Togashi and the other members of our senior management team. We have entered into employment agreements with Mr. Nordhagen, Ms. Fischer, Mr. Cramer and Mr. Togashi and these employment agreements provide for an initial one-year term of employment and automatic one-year extensions thereafter unless either party provides at least 90 days' notice of non-renewal. Notwithstanding these agreements, there can be no assurance that any of them will remain employed by us. The loss of services of one or more members of our senior management team could harm our business and our prospects. This risk may be heightened during periods of tight labor market conditions.
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
The current COVID-19 pandemic or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause significant disruption to our financial condition, results of operations and cash flows.
We face various risks related to pandemics, epidemics and other outbreaks of highly infectious or contagious diseases, including the current COVID-19 pandemic. In recent months, new COVID-19 variants were discovered, which have spread locally, regionally, nationally, and globally. While these strains do not appear to cause more severe symptoms in individuals, they have spread faster and more easily. As a result, local, state and the U.S. governments and many businesses have reinstated many safety protocols that have been implemented over the last two years. There is no assurance that current or future new variants will be contained, or the recommended safety protocols, including the use of vaccines, will continue to be effective in the long term. As a result of the significant adverse impact of the COVID-19 pandemic to economic activity across the globe, the COVID-19 pandemic, and any future outbreak of another disease, could adversely impact our financial condition, results of operations and cash flows due to, among other factors, the following:
• our tenants may be unable to meet their obligations to us in full, or at all, or may seek modifications of such obligations, which could increase uncollectible receivables and cause subsequent reductions in revenue;
• reduced economic activity could result in a prolonged recession, which could negatively impact consumer discretionary spending, a reduction in move-ins at our stores or increase uncollectible receivables;
• governmental or health and safety requirements or recommendations could compel a complete or partial closure of, or other operational issues at, our properties or prohibit us from charging late fees, conducting auctions and increasing prices;
• a general decline in business activity and demand for property acquisitions, expansions, and the addition of new PROs and/or joint venture partners;
• interrupted availability of, including the potential for a negative health impact on, our or our PRO's personnel, could result in a deterioration in our ability to ensure business continuity;
• disruptions in supply chains or the inability of other third-party vendors we rely on to conduct our business to operate effectively and continue to support our business and operations;
• overall efficacy of the vaccines, which remains uncertain as new strains of COVID-19 continue to be discovered;

• difficulty accessing debt and equity capital on attractive terms, or at all, and severe disruption or instability in the financial markets or a deterioration in credit and financing conditions may affect our access to capital necessary to fund our business; and
• the financial impact of the COVID-19 pandemic, including potential decreases in cash from operations resulting therefrom, could negatively impact our future compliance with the financial covenants in our debt agreements and result in a default and potential acceleration of indebtedness, which could negatively impact our ability to make additional borrowings under our revolving credit facility and pay dividends.
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
We may elect to terminate our FPMAs and AMAs with a PRO and transfer property management responsibilities over the properties managed by such PRO to us (or our designee), (i) upon certain defaults by a PRO as set forth in these agreements, or (ii) if the PRO's properties, on a portfolio basis, fail to meet certain predetermined performance thresholds for more than two consecutive calendar years or if the operating cash flow generated by the properties of the PRO for any calendar year falls below a level that will enable us to fund minimum levels of distributions, debt service payments attributable to the properties, and fund the properties' allocable operating expenses. Consequently, to the extent a PRO complies with these covenants, standards, and minimum requirements, we may not be able to terminate the applicable FPMAs and AMAs and transfer property management responsibilities over such properties to us (or our designee) even if our board believes that such PRO is not properly executing our business plan and/or is failing to operate its properties to their full potential. Moreover, transferring the management responsibilities over the properties managed by a PRO may be costly or difficult to implement or may be delayed, even if we are able to and believe that such a change in portfolio and property management would be beneficial to us and our shareholders.
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
The partnership agreement of our operating partnership provides that subordinated performance unit holders holding more than 50% of the voting power of the subordinated performance units must approve certain change of control transactions involving us unless, as a result of such transactions, the holders of subordinated performance units are offered a choice (1) to allow their subordinated performance units to remain outstanding without the terms thereof being materially and adversely changed or the subordinated performance units are converted into or exchanged for equity securities of the surviving entity having terms and conditions that are substantially similar to those of the subordinated performance units (it being understood that we may not be the surviving entity and that the parent of the surviving entity or the surviving entity may not be publicly traded) or (2) to receive for each subordinated performance unit an amount of cash, securities or other property payable to a holder of OP units had such holder exercised its right to exchange its subordinated performance units for OP units without taking into consideration a specified conversion penalty associated with such an exchange. In addition, in the case of any such change of control transactions in which we have not received the consent of OP unit holders holding more than 50% of the OP units (other than those held by us or our subsidiaries) and of subordinated performance unit holders holding more than 50% of the voting power of the subordinated performance units (other than those held by us or our subsidiaries), such transaction is required to be approved by a company-wide vote of limited partners holding more than 50% of our outstanding OP units in which OP units (including for this purpose OP units held by us and our subsidiaries) are voted and subordinated performance units (not held by us and our subsidiaries) are voted on an applicable as converted basis and in which we will be deemed to vote the OP units held by us and our subsidiaries in proportion to the manner in which all of our outstanding common shares were voted at a shareholders meeting relating to such transaction. These approval rights could delay, deter, or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
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
•our debt level could place us at a competitive disadvantage compared to our competitors with less debt; and
•we may violate our restrictive covenants or otherwise default on our obligations, which may entitle our creditors to accelerate our debt obligations, foreclose on our properties securing our debt, enforce our guarantees and/or trigger default on our other indebtedness.

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
As of December 31, 2021, we had approximately $2.9 billion of debt outstanding, of which approximately $615.0 million, or 20.9%, is subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). Although the credit markets have recently experienced historic lows in interest rates, if interest rates rise, the interest rates on variable-rate debt that we may incur in the future could be higher than current levels, which could increase our financing costs and decrease our cash flow and our ability to pay cash distributions to our shareholders.
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
The discontinuation of the London interbank offered rate ("LIBOR") and transition to alternative reference rates may adversely impact our borrowings and interest rate hedging.
Many of our debt agreements and our interest rate swap agreements are linked to LIBOR, including our credit facility and term loan facilities. As announced on March 5, 2021 by the ICE Benchmark Administration Limited ("IBA"), the IBA will cease the publication of LIBOR for the most commonly used U.S. dollar LIBOR tenors after June 30, 2023. The Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate ("SOFR") as a more robust reference rate alternative to U.S. dollar LIBOR. Market practices related to SOFR calculation conventions continue to develop and may vary, and inconsistent calculation conventions may develop among financial products. It is not possible to predict all consequences of the

IBA's plans to cease publishing LIBOR, any related regulatory actions and the expected discontinuance of the use of LIBOR as a reference rate for financial contracts.
Before the transition date described above, we may need to amend our debt agreements and interest rate swap agreements that utilize LIBOR as a factor in determining the interest rate based on SOFR or another new standard that is established, if any. However, these efforts may not be successful in mitigating the legal, tax and financial risk from changing the reference rate in our legacy agreements. Furthermore, the transition away from LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common shares.
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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. Furthermore, the Biden administration has indicated an intention to enact tax legislation that could impact the taxation of an investment in our common stock. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. The Tax Cuts and Jobs Act of 2017 ("TCJA"), which was signed into law on December 22, 2017, significantly changed U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and lessened the relative competitive advantage of operating as a REIT rather than as a C corporation. Stockholders are urged to consult with their tax advisors regarding the effects of the TCJA or other legislative, regulatory or administrative developments on an investment in the Company's common stock.

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
Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2021, each subordinated performance unit would on average hypothetically convert into 1.61 OP units, or into an aggregate of approximately 22.7 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2021. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units and preferred shares issuable upon exchange of preferred units issued in our contribution transactions.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of December 31, 2021, we held ownership interests in and operated a geographically diversified portfolio of 1,050 self storage properties, located in 42 states and Puerto Rico, comprising approximately 67.8 million rentable square feet, configured in approximately 533,000 storage units. Of these properties, we consolidated 873 self storage properties that contain approximately 55.1 million rentable square feet and we held a 25% ownership interest in 177 unconsolidated real estate venture properties that contain approximately 12.7 million rentable square feet.
The following table sets forth summary information regarding our consolidated properties by state as of December 31, 2021.

	Number of	Number of	Rentable	% of Rentable	Period-end
State/Territory	Properties	Units	Square Feet	Square Feet	Occupancy
Texas	194	88,530	12,435,375	22.6%	91.4%
California(1)	86	51,256	6,479,103	11.8%	96.7%
Oregon	70	28,782	3,596,730	6.4%	90.4%
Georgia	60	27,072	3,679,216	6.7%	94.9%
Florida	57	34,660	3,775,898	6.9%	94.3%
North Carolina	41	19,765	2,485,012	4.5%	96.0%
Arizona	33	17,899	2,062,371	3.7%	94.3%
Oklahoma	33	15,284	2,141,647	3.9%	94.7%
Louisiana(1)	31	13,797	1,715,227	3.1%	92.0%
Kansas	23	8,597	1,187,718	2.2%	90.3%
Indiana	21	10,988	1,440,340	2.6%	93.8%
Colorado	20	8,820	1,092,199	2.0%	89.8%
Washington	19	6,643	872,745	1.6%	88.7%
Pennsylvania	17	7,397	912,872	1.7%	93.0%
New Hampshire	15	7,113	886,686	1.6%	94.2%
Puerto Rico	14	12,391	1,338,160	2.4%	95.7%
Alabama	14	7,295	1,071,525	1.9%	79.2%
Nevada	14	7,037	886,873	1.6%	94.2%
Tennessee	13	6,144	825,720	1.5%	91.7%
Ohio	13	5,504	729,087	1.3%	90.5%
Missouri	11	4,937	628,849	1.1%	87.2%
Illinois	10	6,190	697,652	1.3%	90.6%
Maryland	8	1,436	262,331	0.5%	97.8%
Massachusetts	7	1,830	226,935	0.4%	95.8%
New Mexico	6	1,040	170,920	0.3%	85.3%
Kentucky	5	2,740	353,947	0.6%	94.0%
New Jersey	5	1,298	166,701	0.3%	90.0%
South Carolina	5	456	47,959	0.1%	84.6%
Idaho	5	2,790	413,276	0.7%	86.8%
Mississippi	4	2,717	363,718	0.7%	88.1%
Iowa	3	3,943	488,548	0.9%	92.5%
Arkansas	3	4,563	492,984	0.9%	81.0%
Virginia	3	424	56,500	0.1%	88.8%
Minnesota	3	1,180	152,461	0.3%	94.0%
Connecticut	2	4,844	522,547	0.9%	81.8%
New York	1	814	93,105	0.2%	87.4%
Montana	1	1,416	199,345	0.4%	90.6%
Wyoming	1	314	46,550	0.1%	89.5%
Wisconsin	1	378	59,672	0.1%	94.1%
Utah	1	439	60,200	0.1%	97.9%
Total/Weighted Average	873	428,723	55,118,704	100.0%	92.6%

(1) Six of the California properties and two of the Louisiana properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 13. Leases" in Item 8. "Financial Statements and Supplementary Data."

The following table sets forth summary information regarding our unconsolidated real estate venture properties by state as of December 31, 2021.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
Florida	27	15,082	1,712,691	13.5%	95.5%
Michigan	24	15,606	1,979,323	15.6%	92.6%
New Jersey	15	10,522	1,226,183	9.6%	87.4%
Alabama	14	5,521	826,157	6.5%	94.6%
Ohio	14	9,378	1,124,497	8.8%	91.3%
California	12	6,649	779,635	6.1%	95.3%
Georgia	11	6,132	872,083	6.9%	95.5%
Other(1)	60	34,937	4,188,295	33.0%	92.2%
Total	177	103,827	12,708,864	100.0%	92.7%

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
Holders
As of February 24, 2022, the Company had 87 record holders of its common shares. The 87 holders of record do not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
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
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2021 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2021 is based upon management's estimate. The following table summarizes the taxability of our dividends per common share for the year ended December 31, 2021:

	Year Ended
	December 31, 2021
Ordinary Income	$1.460519	91.9%
Return of Capital	0.129481	8.1%
Total	$1.590000	100.0%
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2021, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 47,806 common shares to satisfy redemption requests from certain limited partners.
On December 21, 2021, the operating partnership issued 8,662 OP units to an affiliate of Moove In, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On December 28, 2021, the operating partnership issued 16,972 OP units to unrelated third parties and an affiliate of Moove In, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On December 29, 2021, the operating partnership issued 6,632 OP units to an affiliate of Moove In, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On December 31, 2021, the operating partnership issued 96,256 OP units, of which 48,128 units were issued to an affiliate of Northwest and 48,128 units were issued to a company controlled by J. Timothy Warren, but owned by Mr. Warren's adult children, as partial consideration for the acquisition of an interest in SBOA TI Reinsurance Ltd.

Effective as of January 1, 2022, in connection with the retirement of Northwest, as described above in this Form 10-K, the Company issued 46,540 OP units to Northwest and its shareholders. In addition, effective as of the same day, 2,078,357 Series NW subordinated performance units converted into 3,911,260 OP units as a non-voluntary conversion in connection with Northwest's retirement. Of these, (i) a company owned and controlled by J. Timothy Warren received 13,213 OP units upon conversion of 7,021 Series NW subordinated performance units and (ii) a company controlled by J. Timothy Warren, but owned by Mr. Warren's adult children, received 295,739 OP units upon the conversion of 157,149 Series NW subordinated performance units.
Also effective as of January 1, 2022, 82,611 subordinated performance units were converted in a voluntary conversion into 235,241 OP units. Of this amount, a company owned and controlled by Mark Van Mourick received 52,954 OP units upon the conversion of 20,000 Series OV subordinated performance units. In addition, effective as of January 1, 2022, 625,000 Class A OP units were converted into 234,751 Series MI subordinated performance units through an affiliate of Move It in a voluntary conversion.
As of February 14, 2022, the operating partnership issued 6,217 subordinated performance units to an affiliate of Personal Mini, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
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
Following a two-year lock-up period, holders of subordinated performance units may elect, only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate, to convert all or a portion of such subordinated performance units into OP units one time each year by submitting a completed conversion notice prior to December 1 of such year. All duly submitted conversion notices will become effective on the immediately following January 1. For additional information about the conversion or exchange of subordinated performance units into OP units, see Note 9 in Item 8 of this report.
As of February 24, 2022, other than those OP units held by the Company, 37,666,531 OP units were outstanding (including 774,704 outstanding Long-Term Incentive Plan Units ("LTIP units") and 1,924,918 outstanding OP units in certain consolidated subsidiaries of the operating partnership ("DownREIT OP units"), which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Performance Graph
The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the Nareit All Equity REIT Index as provided by Nareit for the period beginning December 31, 2016 and ending December 31, 2021.

Total Return Performance
Index Value
400
350
300
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Period Ending
National Storage Affiliates Trust
S&P 500
Russell 2000
Nareit All Equity REIT Index

	Period Ending
Index	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
National Storage Affiliates Trust	$100	$129	$130	$173	$193	$382
S&P 500	100	122	116	153	181	233
Russell 2000	100	115	102	128	154	176
Nareit All Equity REIT Index	100	109	104	134	127	180
The foregoing item assumes $100.00 invested on December 31, 2016, with dividends reinvested. The Performance Graph will not be deemed to be incorporated by reference into any filing by NSA under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that NSA specifically incorporates the same by reference.
Item 6. [Reserved]
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
Overview
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership, a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 MSAs throughout the United States.
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
Our PROs
We had ten PROs as of December 31, 2021: Northwest, Optivest, Move It, Guardian, Southern, Blue Sky, Moove In, Hide Away, Storage Solutions and Personal Mini. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
During the year ended December 31, 2021, one of our largest PROs, Northwest, notified us of Northwest's election to retire as a PRO effective January 1, 2022. As a result of the retirement, on January 1, 2022, management of our properties in the Northwest managed portfolio was transferred to us and the Northwest brand name and related intellectual property was internalized by us, and we discontinued payment of any supervisory and administrative fees or reimbursements to Northwest. In addition, on January 1, 2022, we issued a notice of non-voluntary conversion to convert all of the subordinated performance units related to Northwest's managed portfolio into OP units. As part of the internalization, most of Northwest's employees were offered and provided employment by us and continue managing Northwest's portfolio of properties as members of our existing property management platform.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures under our iStorage and SecurCare brands. As of December 31, 2021, our property management platform managed and controlled 415 of our consolidated properties and 177 of our unconsolidated real estate venture properties.
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
As of December 31, 2021, we owned a geographically diversified portfolio of 873 self storage properties, located in 39 states and Puerto Rico, comprising approximately 55.1 million rentable square feet, configured in approximately 429,000 storage units. Of these properties, 298 were acquired by us from our PROs, 574 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2018 Joint Venture
As of December 31, 2021, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2021, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
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
Due to the pandemic, we experienced a slowdown in overall business activity during the second quarter of 2020. However, we observed sustained improvement in our property operating results during the third and fourth quarters of 2020 and continuing through the year ended December 31, 2021.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 229 self storage properties during the year ended December 31, 2021 and 77 self storage properties during the year ended December 31, 2020. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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

The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020 should be read in conjunction with the accompanying consolidated financial statements included in Item 8. The discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2020 compared to the year ended December 31, 2019, can be found in Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.
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
Year Ended December 31, 2021 compared to the Year Ended December 31, 2020
Net income was $146.9 million for the year ended December 31, 2021, compared to $79.5 million for the year ended December 31, 2020, an increase of $67.4 million. The increase was primarily due to an increase in net operating income ("NOI") resulting from self storage properties acquired during 2020 and 2021 and increases in equity in earnings from the Company's unconsolidated real estate ventures, partially offset by increases in depreciation and amortization, interest expense and general and administrative expenses. For a description of NOI, see "Non-GAAP Financial measures – NOI".
Overview
As of December 31, 2021, our same store portfolio consisted of 560 self storage properties. See "---Results of Operations" above for the definition of our same store portfolio. The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the year ended December 31, 2021 compared to the year ended December 31, 2020 (dollars in thousands):

	Year Ended December 31,
	2021	2020	Change
Rental revenue
Same store portfolio	$423,974	$368,185	$55,789
Non-same store portfolio	117,573	26,475	91,098
Total rental revenue	541,547	394,660	146,887
Other property-related revenue
Same store portfolio	15,358	13,420	1,938
Non-same store portfolio	4,392	1,104	3,288
Total other property-related revenue	19,750	14,524	5,226
Property operating expenses
Same store portfolio	117,672	113,165	4,507
Non-same store portfolio	37,593	10,321	27,272
Total property operating expenses	155,265	123,486	31,779
Net operating income
Same store portfolio	321,660	268,440	53,220
Non-same store portfolio	84,372	17,258	67,114
Total net operating income	406,032	285,698	120,334
Management fees and other revenue	24,374	23,038	1,336
General and administrative expenses	(51,001)	(43,640)	(7,361)
Depreciation and amortization	(158,312)	(117,174)	(41,138)
Other	(2,853)	(808)	(2,045)

	Year Ended December 31,
	2021	2020	Change
Other (expense) income
Interest expense	(72,062)	(62,595)	(9,467)
Equity in earnings of unconsolidated real estate ventures	5,294	265	5,029
Acquisition costs	(1,941)	(2,424)	483
Non-operating (expense) income	(906)	(1,211)	305
Other expense	(69,615)	(65,965)	(3,650)
Income before income taxes	148,625	81,149	67,476
Income tax expense	(1,690)	(1,671)	(19)
Net income	146,935	79,478	67,457
Net income attributable to noncontrolling interests	(41,682)	(30,869)	(10,813)
Net income attributable to National Storage Affiliates Trust	105,253	48,609	56,644
Distributions to preferred shareholders	(13,104)	(13,097)	(7)
Net income attributable to common shareholders	$92,149	$35,512	$56,637
Total Revenue
Our total revenue increased by $153.4 million, or 35.5%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase was primarily attributable to incremental revenue from 229 self storage properties acquired during the year ended December 31, 2021, increases in management fees and other revenue from our unconsolidated real estate ventures and an increase in total portfolio average occupancy from 89.3% for the year ended December 31, 2020 to 94.2% for the year ended December 31, 2021. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $146.9 million, or 37.2%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. The increase in rental revenue was due to a $91.1 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $56.6 million from 229 self storage properties acquired during 2021, and $32.8 million from 77 self storage properties acquired during 2020. Same store portfolio rental revenues increased $55.8 million, or 15.2%, due to a 8.3% increase, from $12.14 to $13.15, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants and an increase in average occupancy from 89.3% for the year ended December 31, 2020 to 94.9% for the year ended December 31, 2021.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $5.2 million, or 36.0%, for the year ended December 31, 2021, as compared to the year ended December 31, 2020. This increase primarily resulted from a $1.9 million, or 14.4%, increase in same store other property-related revenue and a $3.3 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $2.1 million from 229 self storage properties acquired during 2021, and $1.1 million from 77 self storage properties acquired during 2020.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $24.4 million for the year ended December 31, 2021, compared to $23.0 million for the year ended December 31, 2020, an increase of $1.3 million or 5.8%. This increase was primarily attributable to increased property management fees due to growth in unconsolidated real estate venture revenue.

Property Operating Expenses
Property operating expenses were $155.3 million for the year ended December 31, 2021 compared to $123.5 million for the year ended December 31, 2020, an increase of $31.8 million, or 25.7%. The increase in property operating expenses resulted from a $4.5 million, or 4.0%, increase in same store property operating expenses and a $27.3 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $17.1 million from 229 self storage properties acquired during 2021, and $9.7 million from 77 self storage properties acquired during 2020.
General and Administrative Expenses
General and administrative expenses increased $7.4 million, or 16.9%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $4.0 million, due to increases in property revenue and acquisitions of additional properties managed by our PROs, as well as increases in equity based compensation expense and personnel costs.
Depreciation and Amortization
Depreciation and amortization increased $41.1 million, or 35.1%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was primarily attributable to incremental depreciation expense related to the 229 self storage properties acquired during 2021 and 77 self storage properties acquired during 2020. The increase in depreciation and amortization includes an increase in amortization of customer in-place leases from $9.0 million for the year ended December 31, 2020 to $20.7 million for the year ended December 31, 2021.
Interest Expense
Interest expense increased $9.5 million, or 15.1%, for the year ended December 31, 2021, compared to the year ended December 31, 2020. The increase in interest expense was attributable to higher outstanding borrowings including (i) the October 2020 issuance of $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032, (ii) the May 2021 issuance of $55.0 million of 3.10% senior unsecured notes due May 4, 2033, (iii) the July 2021 issuance of $35.0 million of 2.16% senior unsecured notes due May 4, 2026 and $90.0 million of 3.00% senior unsecured notes due May 4, 2031, (iv) the September 2021 issuance of $125.0 million of term loan debt under our credit facility with an effective interest rate of 1.25% as of December 31, 2021, and (v) the December 14, 2021 issuance of $75.0 million of 2.72% senior unsecured notes due November 30, 2030, $175.0 million of 2.81% senior unsecured notes due November 30, 2031 and $75.0 million of 3.06% senior unsecured notes due November 30, 2036 and (vi) an increase in borrowings under our revolving line of credit with an effective interest rate of 1.35% as of December 31, 2021.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the year ended December 31, 2021, we recorded $5.3 million of equity in earnings from our unconsolidated real estate ventures compared to $0.3 million for the year ended December 31, 2020.
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
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $41.7 million for the year ended December 31, 2021, compared to $30.9 million for the year ended December 31, 2020.

Critical Accounting Policies and Use of Estimates
Our financial statements have been prepared on the accrual basis of accounting in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and assumptions, including those that impact our most critical accounting policies. We base our estimates and assumptions on historical experience and on various other factors that we believe are reasonable under the circumstances. Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation, uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Actual results may differ from these estimates. We believe the following are our most critical accounting policies.
Principles of Consolidation and Presentation of Noncontrolling Interests
Our consolidated financial statements include the accounts of our operating partnership and its controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidation of entities.
The limited partner ownership interests in our operating partnership that are held by owners other than us are referred to as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than our operating partnership. Noncontrolling interests in a subsidiary are generally reported as a separate component of equity in our consolidated balance sheets. In our consolidated statements of operations, the revenues, expenses and net income or loss related to noncontrolling interests in our operating partnership are included in the consolidated amounts, with net income or loss attributable to the noncontrolling interests deducted separately to arrive at the net income or loss solely attributable to us.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	2021	2020	2019
Net income	$146,935	$79,478	$66,013
Add (subtract):
Real estate depreciation and amortization	156,930	115,757	103,835
Company's share of unconsolidated real estate venture real estate depreciation and amortization	15,408	15,297	19,889
Gain on sale of self storage properties	—	—	(2,814)
Mark-to-market changes in value on equity securities	—	142	(610)
Company's share of unconsolidated real estate venture loss on sale of properties	—	—	202
Distributions to preferred shareholders and unitholders	(14,070)	(14,055)	(13,243)
FFO attributable to subordinated performance unitholders(1)	(49,810)	(29,708)	(34,121)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	255,393	166,911	139,151
Add:
Acquisition costs	1,941	2,424	1,317
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$257,334	$169,335	$140,468

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	81,195	66,547	58,208
Weighted average restricted common shares outstanding	33	30	28
Weighted average effect of outstanding forward offering agreement(3)	100	60	—
Weighted average OP units outstanding	30,127	29,863	30,277
Weighted average DownREIT OP unit equivalents outstanding	1,925	1,906	1,848
Weighted average LTIP units outstanding	542	543	585
Total weighted average shares and units outstanding - FFO and Core FFO	113,922	98,949	90,946

FFO per share and unit	$2.24	$1.69	$1.53
Core FFO per share and unit	$2.26	$1.71	$1.54

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

(3) Represents the dilutive effect of the forward offering from the application of the treasury stock method.

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the periods presented:

	Year Ended December 31,
	2021	2020	2019
Earnings (loss) per share - diluted	$0.98	$0.53	$(0.15)
Impact of the difference in weighted average number of shares(1)	0.18	(0.16)	0.05
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	0.30	0.69
Add real estate depreciation and amortization	1.38	1.17	1.14
Add Company's share unconsolidated venture real estate depreciation and amortization	0.14	0.15	0.22
Subtract gain on sale of self storage properties	—	—	(0.03)
Mark-to-market changes in value recognized on equity securities	—	—	(0.01)
FFO attributable to subordinated performance unitholders	(0.44)	(0.30)	(0.38)
FFO per share and unit	2.24	1.69	1.53
Add acquisition costs and Company's share of unconsolidated real estate venture acquisition costs	0.02	0.02	0.01
Core FFO per share and unit	$2.26	$1.71	$1.54

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
The following table presents a reconciliation of net income (loss) to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$146,935	$79,478	$66,013
(Subtract) add:
Management fees and other revenue	(24,374)	(23,038)	(20,735)
General and administrative expenses	51,001	43,640	44,030
Other	2,853	808	1,551
Depreciation and amortization	158,312	117,174	105,119
Interest expense	72,062	62,595	56,464
Equity in (earnings) losses of unconsolidated real estate ventures	(5,294)	(265)	4,970
Acquisition costs	1,941	2,424	1,317
Income tax expense	1,690	1,671	1,351
Gain on sale of self storage properties	—	—	(2,814)
Non-operating expense (income)	906	1,211	(452)
Net operating income	$406,032	$285,698	$256,814
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
The following table presents a reconciliation of net loss to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Net income	$146,935	$79,478	$66,013
Add:
Depreciation and amortization	158,312	117,174	105,119
Company's share of unconsolidated real estate venture depreciation and amortization	15,408	15,297	19,889
Income tax expense	1,690	1,671	1,351
Interest expense	72,062	62,595	56,464
EBITDA	394,407	276,215	248,836
Add:
Acquisition costs	1,941	2,424	1,317
Gain on sale of self storage properties	—	—	(2,814)
Company's share of unconsolidated real estate venture loss on sale of properties	—	—	202
Equity-based compensation expense	5,462	4,278	4,527
Adjusted EBITDA	$401,810	$282,917	$252,068

Liquidity and Capital Resources
Liquidity Overview
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity and debt offerings, debt financings including additional borrowing capacity under the credit facility, and expansion options available under the 2023 Term Loan Facility, the 2028 Term Loan Facility, and our credit facility.

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
Cash Flows
At December 31, 2021, we had $25.0 million in cash and cash equivalents and $2.9 million of restricted cash, an increase in cash and cash equivalents of $6.3 million and a decrease in restricted cash of $0.1 million from December 31, 2020. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 of this report.
Operating Activities
Cash provided by our operating activities was $331.3 million for the year ended December 31, 2021 compared to $220.7 million for the year ended December 31, 2020, an increase of $110.6 million. Our operating cash flow increased primarily due to 77 self storage properties acquired during the year ended December 31, 2020 that generated cash flow for the entire year ended December 31, 2021 and 229 self storage properties that were acquired during the year ended December 31, 2021. These increases were partially offset by higher cash payments for interest expense.
Investing Activities
Cash used in investing activities was $2.0 billion for the year ended December 31, 2021 compared to $509.7 million for the year ended December 31, 2020. The primary uses of cash for the year ended December 31, 2021 were for our acquisition of 229 self storage properties for cash consideration of $2.0 billion, capital expenditures of $27.6 million and the acquisition of the interest in a reinsurance company and related cash flows of $2.9 million. Cash used in investing activities was $509.7 million for the year ended December 31, 2020 compared to $393.0 million for the year ended December 31, 2019. The primary uses of cash for the year ended December 31, 2020 were for our acquisition of 77 self storage properties for cash consideration of $496.5 million, deposits for potential acquisitions of $1.1 million, capital expenditures of $16.4 million and contributions to unconsolidated real estate ventures of $4.4 million partially offset by $7.6 million of proceeds from the sale of equity securities and $1.5 million of distributions from unconsolidated real estate ventures.
Capital expenditures totaled $27.6 million, $16.4 million and $20.6 million during the years ended December 31, 2021, 2020 and 2019 respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2021	2020	2019
Recurring capital expenditures	$9,500	$6,057	$8,708
Value enhancing capital expenditures	8,738	4,026	4,420
Acquisitions capital expenditures	11,185	6,064	8,305
Total capital expenditures	29,423	16,147	21,433
Change in accrued capital spending	(1,846)	248	(839)
Capital expenditures per statement of cash flows	$27,577	$16,395	$20,594
Financing Activities
Cash provided by our financing activities was $1.7 billion for the year ended December 31, 2021 compared to $286.5 million for the year ended December 31, 2020. Our sources of financing cash flows for the year ended December 31, 2021 primarily consisted of $1.6 billion of borrowings under the Revolver, $901.0 million of proceeds from the issuance of common shares, $505.0 million of borrowings from the issuance of senior unsecured notes, $125.0 million of Term Loan borrowings under our credit facility and $88.0 million of borrowings under secured fixed-rate note agreements. Our primary uses of financing cash flows for the year ended December 31, 2021 were for principal payments on existing debt of $1.3 billion (which included $1.3 billion of principal repayments under the Revolver, $3.9 million in fixed rate mortgage repayments, and $3.8 million of scheduled fixed rate mortgage principal amortization), distributions to common shareholders of $131.7 million, distributions to noncontrolling interests of $102.2 million and distributions to preferred shareholders of $13.1 million. Our sources of financing cash flows for the year ended December 31, 2020 primarily consisted of $680.0 million of borrowings under the Revolver and $250.0 million of borrowings under our 2030 Notes and 2032 Notes and $82.9 million of proceeds from the issuance of common shares. Our primary uses of financing cash flows for the year ended December 31, 2020 were for principal payments on existing debt of $546.1 million (which included $505.5 million of principal repayments under the Revolver and $40.6 million of scheduled fixed rate mortgage principal payments), distributions to noncontrolling interests of $73.8 million, distributions to common shareholders of $90.1 million and distributions to preferred shareholders of $13.1 million.
Credit Facility and Term Loan Facilities
As of December 31, 2021, our credit facility provided for total borrowings of $1.550 billion, consisting of six components: (i) a Revolver which provides for a total borrowing commitment up to $650.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C, (v) a $175.0 million Term Loan D and (vi) a $125.0 million Term Loan E. The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025, the Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan A, Term Loan B, Term Loan C, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of December 31, 2021, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
As of December 31, 2021, $125.0 million was outstanding under the Term Loan A with an effective interest rate of 3.69%, $250.0 million was outstanding under the Term Loan B with an effective interest rate of 2.86%, $225.0 million was outstanding under the Term Loan C with an effective interest rate of 2.86%, $175.0 million was outstanding under the Term Loan D with an effective interest rate of 3.07% and $125.0 million was outstanding under the Term Loan E with an effective interest rate of 1.25%. As of December 31, 2021, we would have had the capacity to borrow remaining Revolver commitments of $154.3 million while remaining in compliance with the credit facility's financial covenants.

We have a 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of December 31, 2021 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of December 31, 2021 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2021 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.
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
August 2030 and 2032 Senior Unsecured Notes
On October 22, 2020, our operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 in a private placement to certain institutional investors.
2026, May 2031 and May 2033 Senior Unsecured Notes
On May 26, 2021, our operating partnership issued $55.0 million of 3.10% senior unsecured notes due May 4, 2033. On July 26, 2021, our operating partnership issued $35.0 million of 2.16% senior unsecured notes due May 4, 2026 and $90.0 million of 3.00% senior unsecured notes due May 4, 2031.
November 2030, November 2031, and 2036 Senior Unsecured Notes
On December 14, 2021, our operating partnership issued $75.0 million of 2.72% senior unsecured notes due November 30, 2030, $175.0 million of 2.81% senior unsecured notes due November 30, 2031 and $75.0 million of 3.06% senior unsecured notes due November 30, 2036.
Sources of Liquidity and Capital Resources
As of December 31, 2021, we had $25.0 million in cash and cash equivalents, compared to $18.7 million as of December 31, 2020. Our cash flows from operations result primarily from the ownership and management of self-storage facilities as described in Part I, Item 1, "Business".
Our material cash requirements from contractual and other obligations primarily relate to our debt obligations. Expected timing of those payments are as follows. The information in this section should be read in conjunctionwith Note 8 and other information included in the accompanying consolidated financial statements included in Item 8.

(in thousands)	Next 12 Months	Beyond 12 Months	Total
Senior Unsecured Notes (1)	$—	$905,000	$905,000
Revolving line of credit	—	490,000	490,000
Term loan facilities (2)	—	1,250,000	1,250,000
Fixed rate mortgage notes payable	—	303,944	303,944
Total	$—	$2,948,944	$2,948,944
(1) We believe we have access to additional financing and refinancing, if needed.
(2) We have an expansion option related to our Term loan facilities which would provide an additional $200.0 million of borrowing capacity.
We anticipate our current cash balances, cash flows from operations and available sources of liquidity will be sufficient to fund operations and meet our short-term and long-term cash requirements, including our scheduled debt repayments, payments for contractual obligations, acquisitions, capital expenditures, working capital needs, dividends, and other prudent uses of our capital, as needed. However, we will continue to assess our liquidity needs. In the event of certain market conditions, we may require additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Equity Transactions
Issuance of Common Shares and Series A Preferred Shares
On July 23, 2021, we closed a follow-on public offering of 10,120,000 of common shares, which included 1,320,000 common shares sold upon the exercise in full by the underwriters of their option to purchase additional common shares, at a public offering price of $51.25 per share. We received aggregate net proceeds from the offering of approximately $497.4 million after deducting the underwriting discount and additional expenses associated with the offering.
During the year ended December 31, 2021, we sold 6,026,726 of our common shares through at the market offerings. The common shares were sold at an average offering price of $51.37 per share, resulting in net proceeds to us of approximately $306.7 million after deducting compensation payable by us to the agents and offering expenses.
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
During the year ended December 31, 2021, after receiving notices of redemption from certain OP unitholders, we elected to issue 700,326 common shares to such holders in exchange for 700,326 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 229 properties acquired during the year ended December 31, 2021, we issued $195.1 million of OP equity (consisting of 6,665 series A-1 perpetual preferred units, 2,674,928 OP units and 756,351 subordinated performance units).
As discussed in Note 3 to the consolidated financial statements in Item 8, during the year ended December 31, 2021, the Company issued 63,033 OP units upon the conversion of 32,741 subordinated performance units and 142,405 OP units upon the conversion of an equivalent number of LTIP units.

Dividends and Distributions
During the year ended December 31, 2021, the Company paid $131.7 million of distributions to common shareholders, $13.1 million of distributions to preferred shareholders and distributed $102.2 million to noncontrolling interests.
On February 24, 2022, our board of trustees declared a cash dividend and distribution, respectively, of $0.50 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2022. On February 24, 2022, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 15, 2021. In addition, we expect to declare a cash distribution in the first quarter of 2022 to our subordinated performance unitholders of record as of March 15, 2022. Such dividends and distributions are expected to be paid on March 31, 2022.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of December 31, 2021, our operating partnership had an aggregate of $2,936.9 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of December 31, 2021, an aggregate of $168.4 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2021, each subordinated performance unit would on average hypothetically convert into 1.61 OP units, or into an aggregate of approximately 22.7 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2021. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
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
As of December 31, 2021, we had $615.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $6.2 million annually.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2021.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.

Item 14. Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2021.
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

10.5	Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with SEC on August 9, 2016, is incorporated herein by this reference)
10.6
First Amendment to Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.8 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated herein by this reference)

10.7
Partnership Unit Designation of Series PM Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.8
Partnership Unit Designation of Series MI Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2017, is incorporated herein by this reference)

10.9
Partnership Unit Designation of Series A-1 Preferred Units of NSA OP, LP dated as of January 5, 2018 (Exhibit 10.12 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)

10.10
Partnership Unit Designation of Series SO Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.11
Partnership Unit Designation of Series MO Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.12
Partnership Unit Designation of Series BL Class B OP Units of NSA OP, LP (Exhibit 10.13 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2021, is incorporated herein by this reference)

10.13
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.14
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.15
Second Amended and Restated Credit Agreement (the "Keybank Credit Agreement") dated as of July 29, 2019 by and among NSA OP, LP, as Borrower, the lenders from time to time party thereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association and BMO Capital Markets Corp. as Co-Lead Arrangers and Co-Documentation Agents, Wells Fargo Securities, LLC as Co-Lead Arranger, Wells Fargo Bank, National Association, as Co-Documentation Agent, and CitiBank, N.A., as Co-Lead Arranger and Co-Documentation Agent for the Revolving Credit Facility (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2019, is incorporated herein by this reference)

10.16
First Increase Agreement and Third Amendment to Credit Agreement dated as of September 21, 2021 by and among NSA OP, LP, as Borrower, the lenders from time to time party thereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association and BMO Capital Markets Corp. as Co-Lead Arrangers and Co-Documentation Agents, Wells Fargo Securities, LLC as Co-Lead Arranger, Wells Fargo Bank, National Association, as Co-Documentation Agent, and CitiBank, N.A., as Co-Lead Arranger and Co-Documentation Agent for the Revolving Credit Facility (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 4, 2021, is incorporated herein by this reference)

10.17*
Second Increase agreement and Fourth Amendment to Credit Agreement dated as of December 17, 2021 by and among NSA OP, LP, as Borrower, the lenders from time to time party thereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association and BMO Capital Markets Corp. as Co-Lead Arrangers and Co-Documentation Agents, Wells Fargo Securities, LLC as Co-Lead Arranger, Wells Fargo Bank, National Association, as Co-Documentation Agent, and CitiBank, N.A., as Co-Lead Arranger and Co-Documentation Agent for the Revolving Credit Facility

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

10.28	Form of Amended and Restated Restricted Share Unit Award Agreement (Exhibit 10.17 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.29	Form of Amended and Restated Restricted Share Award Agreement (Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.30
Form of LTIP Unit Award Agreement to Trustees under the NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.5 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.31	Form of LTIP Unit Award Agreement for Executive Officers (Exhibit 10.28 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)
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

10.37	Amendment No. 1 to the Sales Agreement (Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)
21.1*	List of subsidiaries of National Storage Affiliates Trust
23.1*	Consent of KPMG LLP for National Storage Affiliates Trust
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.

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
Date: February 25, 2022

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

Signature	Title	Date
National Storage Affiliates Trust

/s/ TAMARA D. FISCHER	trustee, president and chief executive officer	February 25, 2022
Tamara D. Fischer	(principal executive officer)

/s/ BRANDON S. TOGASHI	chief financial officer	February 25, 2022
Brandon S. Togashi	(principal accounting and financial officer)

/s/ ARLEN D. NORDHAGEN	executive chairman of the board of trustees	February 25, 2022
Arlen D. Nordhagen

/s/ GEORGE L. CHAPMAN	trustee	February 25, 2022
George L. Chapman

/s/ PAUL W. HYLBERT, JR.	trustee	February 25, 2022
Paul W. Hylbert, Jr.

/s/ CHAD L. MEISINGER	trustee	February 25, 2022
Chad L. Meisinger

/s/ STEVEN G. OSGOOD	trustee	February 25, 2022
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	February 25, 2022
Dominic M. Palazzo

/s/ REBECCA L. STEINFORT	trustee	February 25, 2022
Rebecca L. Steinfort

/s/ MARK VAN MOURICK	trustee	February 25, 2022
Mark Van Mourick

/s/ J. TIMOTHY WARREN	trustee	February 25, 2022
J. Timothy Warren

/s/ CHARLES F. WU	trustee	February 25, 2022
Charles F. Wu

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2021 and 2020	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2021, 2020 and 2019	F-7
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2021, 2020 and 2019	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019	F-11

Notes to the Consolidated Financial Statements	F-13

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-45

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2021, and the related notes, and the financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Purchase price allocation for self storage property acquisitions
As discussed in Note 6 to the consolidated financial statements, during the year ended December 31, 2021, the Company acquired $2.2 billion of self storage properties that were recorded as asset acquisitions. The purchase price in an asset acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their relative fair value. Assets acquired and liabilities assumed primarily comprise land, buildings and related improvements, customer in-place leases, furniture and equipment and assumed real estate leasehold interests.
We identified the evaluation of the estimated fair value of certain land and building assets acquired in certain property acquisitions as a critical audit matter. Specifically, subjective auditor judgment and the involvement of valuation professionals with specialized skills and knowledge was required to evaluate the assumptions used in the Company’s determination of the estimated fair value, which included comparable land sales and estimated building replacement costs.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to estimate fair value, including controls related to developing estimated fair values of land and buildings. With the assistance of valuation professionals with specialized skills and knowledge, we evaluated the estimated fair value of:
•land by comparing to market data of comparable land sales.
•buildings by comparing the building replacement costs to market data, including appraisal guides used to estimate the depreciated value of similar self storage structures.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Denver, Colorado
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:
Opinion on Internal Control Over Financial Reporting
We have audited National Storage Affiliates Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes, and the financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Denver, Colorado
February 25, 2022

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2021	2020
ASSETS
Real estate
Self storage properties	$5,798,188	$3,639,192
Less accumulated depreciation	(578,717)	(443,623)
Self storage properties, net	5,219,471	3,195,569
Cash and cash equivalents	25,013	18,723
Restricted cash	2,862	2,978
Debt issuance costs, net	2,433	2,496
Investment in unconsolidated real estate ventures	188,187	202,533
Other assets, net	102,417	68,149
Operating lease right-of-use assets	22,211	23,129
Total assets	$5,562,594	$3,513,577
LIABILITIES AND EQUITY
Liabilities
Debt financing	$2,940,931	$1,916,971
Accounts payable and accrued liabilities	59,262	47,043
Interest rate swap liabilities	33,757	77,918
Operating lease liabilities	23,981	24,756
Deferred revenue	22,208	16,414
Total liabilities	3,080,139	2,083,102
Commitments and contingencies (Note 12)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,736,719 and 8,732,719 issued and outstanding at December 31, 2021 and 2020, at liquidation preference	218,418	218,318
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 91,198,929 and 71,293,117 shares issued and outstanding at December 31, 2021 and 2020, respectively	912	713
Additional paid-in capital	1,866,773	1,050,714
Distributions in excess of earnings	(291,263)	(251,704)
Accumulated other comprehensive loss	(19,611)	(49,084)
Total shareholders' equity	1,775,229	968,957
Noncontrolling interests	707,226	461,518
Total equity	2,482,455	1,430,475
Total liabilities and equity	$5,562,594	$3,513,577

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Rental revenue	$541,547	$394,660	$354,859
Other property-related revenue	19,750	14,524	12,302
Management fees and other revenue	24,374	23,038	20,735
Total revenue	585,671	432,222	387,896
OPERATING EXPENSES
Property operating expenses	155,265	123,486	110,347
General and administrative expenses	51,001	43,640	44,030
Depreciation and amortization	158,312	117,174	105,119
Other	2,853	808	1,551
Total operating expenses	367,431	285,108	261,047
OTHER (EXPENSE) INCOME
Interest expense	(72,062)	(62,595)	(56,464)
Equity in earnings (losses) of unconsolidated real estate ventures	5,294	265	(4,970)
Acquisition costs	(1,941)	(2,424)	(1,317)
Non-operating (expense) income	(906)	(1,211)	452
Gain on sale of self storage properties	—	—	2,814
Other expense	(69,615)	(65,965)	(59,485)
Income before income taxes	148,625	81,149	67,364
Income tax expense	(1,690)	(1,671)	(1,351)
Net income	146,935	79,478	66,013
Net income attributable to noncontrolling interests	(41,682)	(30,869)	(62,030)
Net income attributable to National Storage Affiliates Trust	105,253	48,609	3,983
Distributions to preferred shareholders	(13,104)	(13,097)	(12,390)
Net income (loss) attributable to common shareholders	$92,149	$35,512	$(8,407)

Earnings (loss) per share - basic	$1.13	$0.53	$(0.15)
Earnings (loss) per share - diluted	$0.98	$0.53	$(0.15)

Weighted average shares outstanding - basic	81,195	66,547	58,208
Weighted average shares outstanding - diluted	134,538	66,607	58,208

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$146,935	$79,478	$66,013
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	23,558	(73,544)	(29,941)
Reclassification of other comprehensive loss (income) to interest expense	20,578	14,520	(3,337)
Other comprehensive income (loss)	44,136	(59,024)	(33,278)
Comprehensive income	191,071	20,454	32,735
Comprehensive income attributable to noncontrolling interests	(54,940)	(9,390)	(49,977)
Comprehensive income (loss) attributable to National Storage Affiliates Trust	$136,131	$11,064	$(17,242)

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2018	6,900,000	$172,500	56,654,009	$567	$844,276	$(114,122)	$13,618	$485,460	$1,402,299
Issuance of preferred shares, net of offering costs	1,785,680	44,642	—	—	(1,018)	—	—	—	43,624
OP equity recorded in connection with property acquisitions:
Series A-1 preferred units, OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	51,321	51,321
Redemptions of Series A-1 preferred units	41,439	1,036	—	—	20	—	—	(1,056)	—
Redemptions of OP units	—	—	581,001	6	4,794	—	(41)	(4,759)	—
Issuance of common shares, net of offering costs	—	—	2,412,770	24	71,867	—	—	—	71,891
Effect of changes in ownership for consolidated entities	—	—	—	—	(14,429)	—	(185)	14,614	—
Issuance of OP units	—	—	—	—	—	—	—	8,540	8,540
Equity-based compensation expense	—	—	—	—	322	—	—	4,205	4,527
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	179	179
Issuance of restricted common shares	—	—	18,218	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares	—	—	(6,890)	—	(69)	—	—	—	(69)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	505	505
Preferred share dividends	—	—	—	—	—	(12,390)	—	—	(12,390)
Common share dividends	—	—	—	—	—	(74,546)	—	—	(74,546)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(76,515)	(76,515)
Other comprehensive loss	—	—	—	—	—	—	(21,225)	(12,053)	(33,278)
Net income	—	—	—	—	—	3,983	—	62,030	66,013
Balances, December 31, 2019	8,727,119	218,178	59,659,108	597	905,763	(197,075)	(7,833)	532,471	1,452,101
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
OP equity recorded in connection with property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	36,222	36,222
LTIP units	—	—	—	—	—	—	—	1,011	1,011
Redemptions of Series A-1 preferred units	5,600	140	—	—	—	—	—	(140)	—
Redemptions of OP units	—	—	892,070	9	10,479	—	(685)	(9,803)	—
Issuance of common shares, net of offering costs	—	—	2,622,892	26	83,878	—	—	—	83,904
Merger and internalization of PRO, net of issuance costs	—	—	8,105,192	81	43,499	—	(402)	(33,583)	9,595
Effect of changes in ownership for consolidated entities	—	—	—	—	6,825	—	(2,619)	(4,206)	—
Equity-based compensation expense	—	—	—	—	364	—	—	3,914	4,278
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	40	40
Issuance of restricted common shares	—	—	21,861	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(8,006)	—	(94)	—	—	—	(94)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	310	310
Preferred share dividends	—	—	—	—	—	(13,097)	—	—	(13,097)
Common share dividends	—	—	—	—	—	(90,141)	—	—	(90,141)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(74,108)	(74,108)
Other comprehensive loss	—	—	—	—	—	—	(37,545)	(21,479)	(59,024)
Net income	—	—	—	—	—	48,609	—	30,869	79,478
Balances, December 31, 2020	8,732,719	218,318	71,293,117	713	1,050,714	(251,704)	(49,084)	461,518	1,430,475

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
OP equity issued for property acquisitions:
OP units, subordinated performance units and Series A-1 preferred units, net of offering costs	—	—	—	—	—	—	—	195,099	195,099
Redemptions of Series A-1 preferred units	4,000	100	—	—	—	—	—	(100)	—
Redemptions of OP units	—	—	700,326	7	10,283	—	(316)	(9,974)	—
Issuance of common shares, net of offering costs	—	—	19,196,216	192	900,788	—	—	—	900,980
Contributions from noncontrolling interests	—	—	—	—	—	—	—	103	103
Effect of changes in ownership for consolidated entities	—	—	—	—	(95,238)	—	(1,089)	96,327	—
Issuance of OP units	—	—	—	—	—	—	—	6,661	6,661
Equity-based compensation expense	—	—	—	—	380	—	—	5,082	5,462
Issuance of restricted common shares	—	—	29,248	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(19,978)	—	(154)	—	—	—	(154)
Preferred share dividends	—	—	—	—	—	(13,104)	—	—	(13,104)
Common share dividends	—	—	—	—	—	(131,708)	—	—	(131,708)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(102,430)	(102,430)
Other comprehensive income	—	—	—	—	—	—	30,878	13,258	44,136
Net income	—	—	—	—	—	105,253	—	41,682	146,935
Balances, December 31, 2021	8,736,719	$218,418	91,198,929	$912	$1,866,773	$(291,263)	$(19,611)	$707,226	$2,482,455

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$146,935	$79,478	$66,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,312	117,174	105,119
Amortization of debt issuance costs	3,438	3,088	2,913
Amortization of debt discount and premium, net	(708)	(1,075)	(1,427)
Gain on sale of self storage properties	—	—	(2,814)
Mark-to-market changes in value on equity securities	—	142	(610)
Equity-based compensation expense	5,462	4,278	4,527
Equity in (earnings) losses of unconsolidated real estate ventures	(5,294)	(265)	4,970
Distributions from unconsolidated real estate ventures	19,640	14,634	14,551
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(3,159)	(3,440)	110
Accounts payable and accrued liabilities	8,404	7,445	5,617
Deferred revenue	(1,681)	(805)	(2,318)
Net Cash Provided by Operating Activities	331,349	220,654	196,651
INVESTING ACTIVITIES
Acquisition of self storage properties	(1,966,382)	(496,509)	(371,096)
Capital expenditures	(27,577)	(16,395)	(20,594)
Investments in and advances to unconsolidated real estate ventures	—	(4,382)	—
Distributions from unconsolidated real estate ventures	—	1,494	11,543
Deposits and advances for self storage property and other acquisitions	(800)	(1,087)	(4,438)
Expenditures for corporate furniture, equipment and other	(426)	(364)	(862)
Acquisition of equity securities	—	—	(12,674)
Proceeds from sale of equity securities	—	7,560	5,356
Acquisition of interest in reinsurance company and related cash flows	(2,865)	—	(6,600)
Net proceeds from sale of self storage properties	—	—	6,335
Net Cash Used In Investing Activities	(1,998,050)	(509,683)	(393,030)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	900,980	82,917	70,637
Proceeds from issuance of preferred shares	—	—	43,624
Borrowings under debt financings	2,348,500	929,500	822,000
Receipts for OP unit subscriptions	103	661	1,271
Principal payments under debt financings	(1,322,169)	(546,147)	(561,628)
Payment of dividends to common shareholders	(131,708)	(90,141)	(74,546)
Payment of dividends to preferred shareholders	(13,104)	(13,097)	(12,390)
Distributions to noncontrolling interests	(102,231)	(73,798)	(76,010)
Debt issuance costs	(5,280)	(2,471)	(8,487)
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Equity offering costs	(2,216)	(970)	(179)
Net Cash Provided by Financing Activities	1,672,875	286,454	204,292
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	6,174	(2,575)	7,913
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	21,701	24,276	16,363
End of year	$27,875	$21,701	$24,276

Supplemental Cash Flow Information
Cash paid for interest	$66,918	$59,346	$52,666
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions:
Issuance of OP units and subordinated performance units	$195,101	$37,233	$51,826
Deposits on acquisitions applied to purchase price	1,087	4,438	20,977
Other net liabilities assumed	14,232	3,626	2,403
Merger and internalization of PRO:
Redemptions and conversions of partnership interests	—	33,583	—
Issuance of common shares for management platform	—	10,301	—
Issuance of OP unit subscription liability through reduced distributions	—	987	1,253
Settlement of acquisition receivables through reduced distributions	—	310	505
Change in payables for offering costs	(361)	970	(321)
Settlement of offering expenses from equity issuance proceeds	—	207	1,241

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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 MSAs in the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of its operating partnership, the Company's operating partnership is authorized to issue preferred units, Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated limited partnership subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
The Company owned 873 consolidated self storage properties in 39 states and Puerto Rico with approximately 55.1 million rentable square feet in approximately 429,000 storage units as of December 31, 2021. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). These PROs are Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), Optivest Properties LLC and its controlled affiliates ("Optivest"), Move It Self Storage and its controlled affiliates ("Move It"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), Blue Sky Self Storage LLC, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage ("Moove In"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini").
During the year ended December 31, 2021, one of the Company's largest PROs, Northwest, notified the Company that Northwest had elected to retire as one of the Company's PROs effective January 1, 2022. As a result of the retirement, on January 1, 2022, management of our properties in the Northwest managed portfolio was transferred to the Company and the Northwest brand name and related intellectual property was internalized by the Company, and the Company discontinued payment of any supervisory and administrative fees or reimbursements to Northwest. In addition, on January 1, 2022, we issued a non-voluntary conversion notice to convert all of subordinated performance units related to Northwest's managed portfolio into OP units. As part of the internalization, most of Northwest's employees were offered and provided employment by the Company and continue managing Northwest's portfolio of properties as members of the Company's existing property management platform. See Note 15 for additional information related to the Northwest retirement and internalization.
As of December 31, 2021, the Company also managed through its property management platform an additional portfolio of 177 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.7 million rentable square feet, configured in approximately 104,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of December 31, 2021, in total, the Company operated and held ownership interests in 1,050 self storage properties located across 42 states and Puerto Rico with approximately 67.8 million rentable square feet in approximately 533,000 storage units.
Information with respect to the square feet and number of storage units is unaudited.

Table of Content
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
As of December 31, 2021, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 DownREIT partnerships that are considered VIEs, which owned 48 self storage properties. The net book value of the real estate owned by these VIEs was $425.7 million and $225.1 million as of December 31, 2021 and December 31, 2020, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $100.7 million as of December 31, 2021 and December 31, 2020, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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

Table of Content
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
Debt issuance costs are amortized over the estimated life of the related debt using the straight-line method, which approximates the effective interest rate method. Amortization of debt issuance costs is included in interest expense in the accompanying consolidated statements of operations.
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $15.0 million, $11.1 million and $9.1 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the years ended December 31, 2021, 2020 and 2019, the Company recognized retail sales of $2.3 million, $1.8 million and $1.7 million, respectively.

Table of Content
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture, the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the years ended December 31, 2021, 2020 and 2019, the Company recognized property management fees, call center fees and platform fees of $14.8 million, $13.1 million and $12.8 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") during the year ended December 31, 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. Accordingly, the Company's performance obligation related to the Initial 2016 JV Portfolio was satisfied during the year ended December 31, 2020. As of December 31, 2021 and 2020, the Company had deferred revenue related to the acquisition fees of $0.5 million and $1.3 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the years ended December 31, 2021, 2020 and 2019, the Company recognized acquisition fees of $0.8 million, $1.7 million and $1.8 million, respectively.
An affiliate of the Company facilitates tenant warranty protection or tenant insurance programs for tenants of the properties in the unconsolidated real estate ventures in exchange for 50% of all proceeds from such programs at each unconsolidated real estate venture property. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $7.3 million, $6.3 million and $4.7 million, respectively, of revenue related to these activities.
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $6.6 million, $5.8 million and $5.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Acquisition Costs
The Company incurs title, legal and consulting fees, and other costs associated with the completion of acquisitions. The Company's self storage property acquisitions are accounted for as asset acquisitions, and accordingly, acquisition costs directly related to the self storage property acquisitions were capitalized as part of the basis of the acquired properties. Indirect acquisition costs remain included in acquisition costs in the accompanying consolidated statements of operations in the period in which they were incurred.

Table of Content
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
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2021 and 2020.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2021 and 2020. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; the 2018 tax year is the earliest period that remains open to examination by these taxing jurisdictions.
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
Equity-Based Awards
The measurement and recognition of compensation cost for all equity-based awards granted to officers, trustees, employees and consultants is based on estimated fair values. Compensation cost is recognized on a straight-line basis over the requisite service periods of each award with non-graded vesting. For awards granted which contain a graded vesting schedule and the only condition for vesting is a service condition, compensation cost is recognized as an expense on a straight-line basis over the requisite service period as if the award was, in substance, a single award. For awards granted for which vesting is subject to a performance condition, compensation cost is recognized over the requisite service period if and when the Company concludes it is probable that the performance condition will be achieved.
The estimated fair value of all equity-based awards issued to PROs and their affiliates in connection with self storage property acquisitions is included in the cost of the respective acquisitions. The estimated fair value of such

Table of Content
awards is measured at the date the self storage properties are acquired, as this date represents satisfaction of the performance condition and coincides with the award vesting.
Derivative Financial Instruments
The Company carries all derivative financial instruments on the balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company's use of derivative instruments has been limited to interest rate swap and cap agreements. The fair values of derivative instruments are included in other assets and accounts payable and accrued liabilities in the accompanying balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying consolidated statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company's balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings.
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

Table of Content
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
Goodwill
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates goodwill for potential impairment annually, or whenever impairment indicators are present. The Company determined that there was no impairment to goodwill during the years ended December 31, 2021 and 2020.
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

Table of Content
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

Table of Content
At the Market ("ATM") Program
On February 27, 2019, the Company entered into a sales agreement with certain sales agents, pursuant to which the Company may sell from time to time up to $250.0 million of the Company's common shares and 6.000% Series A Preferred Shares in sales deemed to be "at the market" offerings (the "sales agreement"). On May 19, 2021, the Company entered into an amendment to the sales agreement with certain sales agents, whereby the Company increased the aggregate gross sale price under the program to $400.0 million, which included $31.0 million of remaining available offered shares. The sales agreement contemplates that, in addition to the issuance and sale by the Company of offered shares to or through the sale agents, the Company may enter into separate forward sale agreements with any forward purchaser. Forward sale agreements, if any, will include only the Company's common shares and will not include any Series A Preferred Shares. If the Company enters into a forward sale agreement with any forward purchaser, such forward purchaser will attempt to borrow from third parties and sell, through the related agent, acting as sales agent for such forward purchaser (each, a "forward seller"), offered shares, in an amount equal to the offered shares subject to such forward sale agreement, to hedge such forward purchaser’s exposure under such forward sale agreement. The Company may offer the common shares and Series A Preferred Shares through the agents, as the Company's sales agents, or, as applicable, as forward seller, or directly to the agents or forward sellers, acting as principals, by means of, among others, ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.
During the year ended December 31, 2020, the Company sold 743,915 of its common shares through the ATM program at an average offering price to the public of $33.01 per share, resulting in net proceeds to the Company of approximately $22.9 million, after deducting compensation payable by the Company to such agents and offering expenses.
During the year ended December 31, 2021, the Company sold 6,026,726 of its common shares through the ATM program at an average offering price of $51.37 per share, resulting in net proceeds to the Company of approximately $306.7 million, after deducting compensation payable by the Company to such agents and offering expenses.
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
As of December 31, 2021 and 2020, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2021	2020
Series A-1 preferred units	640,047	637,382
OP units	31,893,105	29,616,809
Subordinated performance units	9,754,482	9,030,872
LTIP units	775,447	734,196
DownREIT units
DownREIT OP units	1,924,918	1,924,918
DownREIT subordinated performance units	4,337,111	4,337,111
Total	49,325,110	46,281,288
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's

Table of Content
6.000% Series A Preferred Shares or the issuance of 6.000% Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The increase in Series A-1 preferred units outstanding from December 31, 2020 to December 31, 2021 was due to the issuance of 6,665 Series A-1 preferred units issued in connection with the acquisition of self storage properties partially offset by the redemption of 4,000 Series A-1 preferred units for Series A Preferred Shares.
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
The increase in OP units outstanding from December 31, 2020 to December 31, 2021 was due to the issuance of 96,256 OP units in connection with the acquisition of an interest in a tenant reinsurance company, as discussed in Note 11, the redemption of 63,033 OP units issued upon the conversion of 32,741 subordinated performance units (as discussed further below), 2,674,928 OP units issued in connection with the acquisition of self storage properties and 142,405 LTIP units which were converted into an equivalent number of OP units partially offset by the redemption of 700,326 OP units for common shares.
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
The increase in subordinated performance units outstanding from December 31, 2020 to December 31, 2021 was due to the issuance of 756,351 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties partially offset by the voluntary conversion of 32,741 subordinated performance units into 63,033 OP units.

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
The increase in LTIP units outstanding from December 31, 2020 to December 31, 2021 was due to the issuance of 183,656 compensatory LTIP units to employees, trustees and consultants, net of forfeitures partially offset by the conversion of 142,405 LTIP units into an equivalent number of OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	December 31,
	2021	2020
Land	$1,028,431	$738,863
Buildings and improvements	4,760,567	2,892,490
Furniture and equipment	9,190	7,839
Total self storage properties	5,798,188	3,639,192
Less accumulated depreciation	(578,717)	(443,623)
Self storage properties, net	$5,219,471	$3,195,569
Depreciation expense related to self storage properties amounted to $135.1 million, $105.9 million and $92.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of December 31, 2021, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 103 self storage properties containing approximately 7.8 million rentable square feet, configured in over 64,000 storage units and located across 17 states.
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
2016 Joint Venture
As of December 31, 2021, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.

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
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31,
	2021	2020
ASSETS
Self storage properties, net	$1,741,538	$1,799,522
Other assets	23,562	24,397
Total assets	$1,765,100	$1,823,919
LIABILITIES AND EQUITY
Debt financing	$1,001,378	$1,000,464
Other liabilities	19,493	21,612
Equity	744,229	801,843
Total liabilities and equity	$1,765,100	$1,823,919

The following table presents the combined condensed operating information of the Company's unconsolidated real estate ventures for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Total revenue	$187,861	$164,762	$162,827
Property operating expenses	50,829	49,632	49,845
Net operating income	137,032	115,130	112,982
Supervisory, administrative and other expenses	(12,288)	(10,935)	(10,818)
Depreciation and amortization	(61,628)	(61,188)	(79,556)
Interest expense	(41,658)	(41,204)	(39,936)
Loss on sale of self storage properties	—	—	(806)
Acquisition and other expenses	(511)	(969)	(1,971)
Net income (loss)	$20,947	$834	$(20,105)

6. SELF STORAGE PROPERTY ACQUISITIONS
The Company acquired 229 self storage properties with an estimated fair value of $2.2 billion during the year ended December 31, 2021 and 77 self storage properties with an estimated fair value of $543.3 million during the year ended December 31, 2020. Of these acquisitions, during the year ended December 31, 2021, 22 self storage properties with an estimated fair value of $207.1 million were acquired by the Company from its PROs. During the year ended December 31, 2020, 11 self storage properties with an estimated fair value of $92.9 million were acquired by the Company from its PROs.
The self storage property acquisitions were accounted for as asset acquisitions and accordingly, during the years ended December 31, 2021 and 2020, $12.1 million and $4.7 million, respectively, of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $43.7 million and $11.7 million during the years ended December 31, 2021 and 2020, respectively, resulting in a total fair value of $2.1 billion and $531.6 million allocated to real estate during the years ended December 31, 2021 and 2020, respectively.

The following table summarizes, by calendar quarter, the investments in self storage property acquisitions completed by the Company during the years ended December 31, 2021 and 2020 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment
	Number of Properties	Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2021	23	$141,928	$22,897	$1,138	$165,963
June 30, 2021	20	243,580	24,102	1,711	269,393
September 30, 2021	76	562,105	31,074	6,098	599,277
December 31, 2021	110	1,018,082	117,026	5,285	1,140,393
Total	229	$1,965,695	$195,099	$14,232	$2,175,026

March 31, 2020	36	$214,584	$7,217	$972	$222,773
June 30, 2020	4	30,198	5,842	207	36,247
September 30, 2020	4	20,173	3,427	204	23,804
December 31, 2020	33	237,517	20,747	2,244	260,508
Total	77	$502,472	$37,233	$3,627	$543,332
(1)Value of OP equity represents the fair value of Series A-1 preferred units, OP units, subordinated performance units, and LTIP units.
The results of operations for these self storage acquisitions are included in the Company's consolidated statements of operations beginning on the respective closing date for each acquisition. The accompanying consolidated statements of operations includes aggregate revenue of $58.7 million and operating income of $3.1 million related to the 229 self storage properties acquired during the year ended December 31, 2021. For the year ended December 31, 2020, the accompanying consolidated statements of operations includes aggregate revenue of $21.3 million and operating income of $0.3 million related to the 77 self storage properties acquired during such period.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2021	2020
Customer in-place leases, net of accumulated amortization of $14,336 and $5,322, respectively	$29,427	$6,460
Receivables:
Trade, net	6,228	2,734
PROs and other affiliates	2,878	2,974
Receivable from unconsolidated real estate ventures	4,028	5,825
Property acquisition deposits	800	1,087
Prepaid expenses and other	9,552	7,099
Corporate furniture, equipment and other, net	1,422	1,673
Trade name	6,380	6,380
Management contracts, net of accumulated amortization of $4,237 and $3,222, respectively	10,983	11,998
Tenant reinsurance intangible assets, net of accumulated amortization of $1,504 and $903, respectively	22,537	13,737
Goodwill	8,182	8,182
Total	$102,417	$68,149
Amortization expense related to customer in-place leases amounted to $20.7 million, $9.0 million and $11.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company measured the fair value of the trade name, which has an indefinite life and is not amortized, using the relief from royalty method at acquisition.
The management contract assets are charged to amortization expense on a straight-line basis over 15 years, which represents the time period over which the majority of value was attributed in the Company’s discounted cash flow models. Amortization expense related to the management contracts amounted to $1.0 million, $1.0 million and $0.7 million for the years ended December 31, 2021, 2020 and 2019 respectively.
Amortization expense related to the tenant reinsurance intangible assets amounted to $0.6 million, $0.6 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019 respectively. See Note 11 for additional details about the Company's tenant reinsurance intangible asset acquired during the year ended December 31, 2021.

Future Intangible Asset Amortization
As of December 31, 2021, the estimated aggregate amortization expense for the Company's customer in-place leases, management contracts and tenant reinsurance intangible assets for the succeeding five years are as follows (in thousands):

Year Ending December 31,	Total Aggregate Estimated Amortization Expense
2022	$31,398
2023	1,980
2024	1,979
2025	1,976
2026	1,976
Thereafter	23,638
Total	$62,947

8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2021 and 2020 is summarized as follows (dollars in thousands):

		December 31,
	Interest Rate(1)	2021	2020
Credit Facility:
Revolving line of credit	1.35%	$490,000	$174,000
Term loan A	3.69%	125,000	125,000
Term loan B	2.86%	250,000	250,000
Term loan C	2.86%	225,000	225,000
Term loan D	3.07%	175,000	175,000
Term loan E	1.25%	125,000	—
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	100,000
2026 Senior Unsecured Notes	2.16%	35,000	—
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
November 2030 Senior Unsecured Notes	2.72%	75,000	—
May 2031 Senior Unsecured Notes	3.00%	90,000	—
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
November 2031 Senior Unsecured Notes	2.81%	175,000	—
2032 Senior Unsecured Notes	3.09%	100,000	100,000
May 2033 Senior Unsecured Notes	3.10%	55,000	—
2036 Senior Unsecured Notes	3.06%	75,000	—
Fixed rate mortgages payable	3.82%	303,944	223,614
Total principal		2,948,944	1,922,614
Unamortized debt issuance costs and debt premium, net		(8,013)	(5,643)
Total debt		$2,940,931	$1,916,971

(1)Represents the effective interest rate as of December 31, 2021. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
Credit Facility
On July 29, 2019, the operating partnership, as borrower, the Company, and certain of the operating partnership's subsidiaries, as subsidiary guarantors, entered into a second amended and restated credit agreement with a syndicated group of lenders (as amended, the "credit facility"). As of December 31, 2021, the Company's unsecured credit facility provides for total borrowing capacity of $1.550 billion and consists of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $650.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), (v) a $175.0 million tranche D term loan facility (the "Term Loan D") and (vi) a $125.0 million tranche E term loan facility (the "Term Loan E"). The Company has an expansion option under the credit facility, which if exercised in full, would provide for a total borrowing capacity under the credit facility of $1.750 billion.

The Revolver matures in January 2024; provided that the Company may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025, the Term Loan D matures in July 2026 and the Term Loan E matures on March 21, 2027. The credit facility is not subject to any scheduled reduction or amortization payments prior to maturity.
Interest rates applicable to loans under the credit facility are determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the credit facility are leverage based and range from 1.10% to 1.80% for LIBOR loans and 0.10% to 0.80% for base rate loans; provided that after such time as the Company achieves an investment grade rating as defined in the credit facility, the Company may elect (but is not required to elect) (a "credit rating pricing election") that the credit facility be subject to applicable margins ranging from 0.78% to 1.65% for LIBOR loans and 0.00% to 0.65% for base rate loans. The Company is also required to pay usage based fees ranging from 0.15% to 0.20% with respect to the unused portion of the Revolver; provided that if the Company makes a credit rating pricing election under the credit facility, the Company will be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees.
On July 29, 2019, the Company entered into interest rate swap agreements which together with the Company's existing interest rate swap agreements, fix the interest rates through maturity for the Term Loan A, Term Loan B, Term Loan C and Term Loan D. As of December 31, 2021, the Term Loan A, Term Loan B, Term Loan C, Term Loan D and Term Loan E had effective interest rates of 3.69%, 2.86%, 2.86%, 3.07% and 1.25% respectively.
As of December 31, 2021, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $154.3 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the credit facility:
•Maximum total leverage ratio not to exceed 60%, provided, however, the Company is permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the credit facility) occurs
•Minimum fixed charge coverage ratio of at least 1.5x
•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%, provided, however, the Company shall be permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the credit facility) occurs
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2021, the Company was in compliance with all such covenants.
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
2029 and August 2031 Senior Unsecured Notes
On August 30, 2019, the operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 (the "2029 Notes") and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 (the "August 2031 Notes") in a private placement to certain institutional accredited investors. The 2029 Notes and August 2031 Notes are governed by a Note Purchase Agreement, dated July 30, 2019 (the "2019 Note Purchase Agreement"), by and among the operating partnership as issuer, the Company, and the purchasers of senior unsecured notes.
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2020. The 2029 Notes and August 2031 Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The 2029 Notes and August 2031 Notes rank pari passu with the credit facility, the 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2026 Notes (defined below), August 2030 Notes (defined below), November 2030 Notes (defined below), May 2031 Notes (defined below), November 2031 Notes (defined below), 2032 Notes (defined below), May 2033 Notes (defined below), November 2033 Notes (defined below) and 2036 Notes (defined below). The 2019 Note Purchase Agreement contains financial covenants that are substantially similar to those described under the heading "Credit Facility" above. In addition, the terms of the 2019 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2021, the Company was in compliance with all such covenants.
August 2030 and 2032 Senior Unsecured Notes
On October 22, 2020, the operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 (the "August 2030 Notes") and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 (the "2032 Notes") in a private placement to certain institutional investors. The August 2030 Notes and 2032 Notes are governed by a Note Purchase Agreement dated August 4, 2020 (the "2020 Note Purchase Agreement"), by and among the operating partnership as issuer, the Company, and the purchasers of the senior unsecured notes.
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2021. The August 2030 Notes and 2032 Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The August 2030 Notes and 2032 Notes rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2026 Notes (defined below) 2029 Notes, November 2030 Notes (defined below), May 2031 Notes (defined below), August 2031 Notes, November 2031 Notes (defined below), May 2033 Notes (defined below), November 2033 Notes (defined below) and 2036 Notes (defined below). The 2020 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the 2020 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2021, the Company was in compliance with all such covenants.

2026, May 2031 and May 2033 Senior Unsecured Notes
On May 3, 2021, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "May 2021 Note Purchase Agreement") which provides for the private placement of $35.0 million of 2.16% senior unsecured notes due May 4, 2026 (the "2026 Notes"), $90.0 million of 3.00% senior unsecured notes due May 4, 2031 (the "May 2031 Notes") and $55.0 million of 3.10% senior unsecured notes due May 4, 2033 (the "2033 Notes" and together with the 2026 Notes and May 2031 Notes, the "May 2021 Senior Unsecured Notes") to certain institutional investors. The May 2021 Senior Unsecured Notes are governed by the May 2021 Note Purchase Agreement. On May 26, 2021 the operating partnership issued the 2033 Notes and on July 26, 2021 the operating partnership issued the 2026 Notes and the May 2031 Notes.
Interest is paid semiannually, on May 31st and November 30th of each year, commencing on November 30, 2021. The May 2021 Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The May 2021 Senior Unsecured Notes rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2029 Notes, August 2030 Notes, November 2030 Notes (defined below), August 2031 Notes, 2032 Notes, November 2031 Notes (defined below), November 2033 Notes (defined below) and 2036 Notes (defined below). The May 2021 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the May 2021 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
November 2030, November 2031, November 2033 and 2036 Senior Unsecured Notes
On November 9, 2021, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "November 2021 Note Purchase Agreement") which provides for the private placement of $75.0 million of 2.72% senior unsecured notes due November 30, 2030 (the "November 2030 Notes"), $175.0 million of 2.81% senior unsecured notes due November 30, 2031 (the "November 2031 Notes"), $125.0 million of 2.96% senior unsecured notes due November 30, 2033 (the "November 2033 Notes") and $75.0 million of 3.06% senior unsecured notes due November 30, 2036 (the "2036 Notes" and together with the November 2030 Notes, November 2031 Notes, November 2033 Notes and the "November 2021 Senior Unsecured Notes") to certain institutional investors. The November 2021 Senior Unsecured Notes are governed by the November 2021 Note Purchase Agreement. On December 14, 2021 the operating partnership issued the November 2030 Notes, November 2031 Notes and the 2036 Notes. As discussed in Note 15, on January 28, 2022 the operating partnership issued the November 2033 Notes.
Interest is paid semiannually, on May 30th and November 30th of each year, commencing on May 30, 2022. The November 2021 Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The November 2021 Senior Unsecured Notes rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2026 Notes, 2029 Notes, August 2030 Notes, May 2031 Notes, August 2031 Notes, 2032 Notes and May 2033 Notes. The November 2021 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the November 2021 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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

Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2021, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
2022	$4,374	$(2,228)	$2,146
2023	376,813	(1,872)	374,941
2024	761,964	(1,499)	760,465
2025	227,185	(923)	226,262
2026	212,322	(761)	211,561
Thereafter	$1,366,286	$(730)	$1,365,556
	$2,948,944	$(8,013)	$2,940,931

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
As of December 31, 2021, the Company did not have outstanding under its equity compensation plan, any options, warrants or rights to purchase the Company's common shares.
LTIP Units
Through December 31, 2021, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan, 1,193,979 LTIP units have been issued under the 2015 Plan, and 373,353 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times through June 10, 2025.
Compensatory Grants
The Company grants two types of compensatory LTIP units, time-based LTIP unit awards that are subject to time-based vesting typically over a period of one to four years from the grant date, so long as such person remains an employee or trustee, and performance-based LTIP unit awards, which are designed to align the interests of the Company's executive officers with those of the Company's shareholders in a pay-for-performance structure. The performance-based LTIP unit awards vest contingent upon the achievement of performance criteria measured over a period of three years from the grant date, which is based on the Company's total shareholder return ("TSR") relative to the TSR of the companies in the Morgan Stanley Capital International US REIT Index and the Company's TSR relative to the TSR of its peers in the self storage industry. The value of the performance-based LTIP unit awards takes into consideration the probability that the awards will ultimately vest; therefore previously recorded compensation expense is not adjusted in the event that the performance criteria is not achieved.

Compensation expense related to compensatory LTIP units granted to members of the Company's senior management team, the Company's independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying consolidated statements of operations. Total compensation cost recognized for the compensatory LTIP unit awards was $5.1 million, $3.9 million and $4.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, total unvested compensation cost not yet recognized was $5.2 million. The Company expects to recognize this compensation cost over a period of approximately 3.4 years. If the grantee has a termination of service for any reason during the vesting period, the unvested LTIP units will be forfeited subject to certain limited exceptions.
Time-based LTIP unit awards are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant. The following table summarizes activity for the time-based LTIP unit awards for the years ended December 31, 2021, 2020 and 2019:

	Time-Based LTIP Unit Awards
	2021		2020		2019
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	170,265	$28.93	181,937	$26.55	223,812	$23.54
Granted	98,376	41.02	111,898	30.14	101,167	27.80
Vested	(105,561)	27.61	(115,935)	26.52	(138,028)	22.59
Forfeited	(4,104)	41.84	(7,635)	26.72	(5,014)	26.25
Unvested at end of year	158,976	$36.95	170,265	$28.93	181,937	$26.55
The aggregate fair value of the time-based LTIP unit awards that vested during the years ended December 31, 2021, 2020 and 2019 was $2.9 million, $3.1 million and $3.1 million, respectively.
The following table summarizes activity for the performance-based LTIP unit awards granted during the year ended December 31, 2021, 2020 and 2019, including the minimum, target and maximum number of LTIP units that may be earned upon the achievement of the performance criteria measured over the period of three years from the grant date.

	Performance-Based LTIP Unit Awards
	Minimum	Target	Maximum	Weighted Average Grant-Date Fair Value
Outstanding unvested at December 31, 2018	—	86,407	159,899	$26.35
Granted	—	53,128	106,252	29.76
Outstanding unvested at December 31, 2019	—	139,535	266,151	$27.71
Granted	—	53,835	107,667	35.67
Vested	—	(40,390)	(90,874)	27.63
Forfeited	—	(18,493)	(32,930)	27.53
Outstanding unvested at December 31, 2020	—	134,487	250,014	$30.69
Granted	—	49,522	99,041	41.68
Vested	—	(37,908)	(47,206)	24.76
Forfeited	—	—	(9,656)	24.21
Outstanding unvested at December 31, 2021	—	146,101	292,193	$35.98

The aggregate fair value of the performance-based LTIP unit awards that vested during the year ended December 31, 2021 and 2020 was $0.9 million and $1.1 million, respectively. The fair value of the performance-based LTIP unit awards, which have a market condition, is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield.

The following table summarizes the assumptions used to value the performance-based LTIP unit awards granted during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Risk-free interest rate	0.18%	1.37%	2.51%
Dividend yield	3.89%	4.13%	4.54%
Expected volatility	34.17%	24.43%	25.40%
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan and on January 23, 2020 the Company granted 28,894 LTIP units under the LP Agreement as part of the consideration for self storage property acquisitions and contributions. The following table summarizes activity for acquisition grants during the years ended December 31, 2021, 2020 and 2019:

Total LTIP units
Total unvested units, December 31, 2018	224,000
Units vested in 2018	—
Total unvested units, December 31, 2019	224,000
Units vested in 2019	—
Units forfeited	28,894
Total unvested units, December 31, 2020	252,894
Units vested in 2021	—
Total unvested units, December 31, 2021	252,894
As of December 31, 2021, the remaining unvested LTIP units will vest as additional self storage properties are contributed or sourced. The fair value of such LTIP units will be recorded as additional acquisition consideration based on the fair value in the period such acquisitions are completed.
Grants to Consultants
During the years ended December 31, 2020 and 2019, the Company issued 28,892 and 5,714 LTIP units, respectively, that were immediately vested to consultants that provided acquisition services. During the years ended December 31, 2020 and 2019, the self storage properties acquired were accounted for as asset acquisitions and accordingly, the acquisition costs related to the LTIP units granted to consultants were capitalized as part of the basis of the acquired properties. The aggregate fair value of the LTIP units was $1.0 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively.
Restricted Common Shares
Through December 31, 2021, an aggregate of 123,463 restricted common shares have been issued under the 2015 Plan. These restricted common shares vest over a period of approximately 3.4 years. Restricted common shares are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant.

The following table summarizes activity for restricted common shares for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	29,929	$32.68	25,779	$26.26	22,589	$24.83
Granted	29,248	43.80	21,861	36.19	18,218	26.46
Vested	(12,763)	31.14	(12,471)	25.85	(10,734)	23.54
Forfeited	(15,755)	39.52	(5,240)	32.00	(4,294)	25.61
Unvested at end of year	30,659	$40.41	29,929	$32.68	25,779	$26.26
The aggregate fair value of restricted common shares that vested during the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.3 million and $0.3 million respectively. Total compensation cost recognized for restricted common shares during the years ended December 31, 2021, 2020 and 2019 was $0.4 million, $0.4 million and $0.3 million, respectively. At December 31, 2021, total unvested compensation cost not yet recognized was $0.9 million. The Company expects to recognize this compensation cost over a period of approximately 3.4 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying consolidated statements of operations.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$146,935	$79,478	$66,013
Net income attributable to noncontrolling interests	(41,682)	(30,869)	(62,030)
Net income attributable to National Storage Affiliates Trust	105,253	48,609	3,983
Distributions to preferred shareholders	(13,104)	(13,097)	(12,390)
Distributed and undistributed earnings allocated to participating securities	(57)	(44)	(35)
Net income attributable to common shareholders - basic	92,092	35,468	(8,442)
Effect of assumed conversion of dilutive securities	40,231	—	—
Net income (loss) attributable to common shareholders - diluted	$132,323	$35,468	$(8,442)

Denominator
Weighted average shares outstanding - basic	81,195	66,547	58,208
Effect of dilutive securities:
Weighted average effect of outstanding forward offering agreement	100	60	—
Weighted average OP units outstanding	30,124	—	—
Weighted average DownREIT OP unit equivalents outstanding	1,925	—	—
Weighted average LTIP units outstanding	96	—	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	21,098	—	—
Weighted average shares outstanding - diluted	134,538	66,607	58,208

Earnings (loss) per share - basic	$1.13	$0.53	$(0.15)
Earnings (loss) per share - diluted	$0.98	$0.53	$(0.15)
Dividends declared per common share	$1.59	$1.35	$1.27
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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2021, 442,703 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the year ended December 31, 2021, 252,894 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
For the years ended December 31, 2020 and 2019, potential common shares totaling 48.2 million and 54.2 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
11. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the years ended December 31, 2021, 2020 and 2019, the Company incurred $20.4 million, $16.4 million and $20.0 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operation of the self storage properties are generally employees of the PROs who charge the Company for the costs associated with the respective employees. For the years ended December 31, 2021, 2020 and 2019, the Company incurred $27.9 million, $25.9 million and $32.0 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying consolidated statements of operations.

Due Diligence Costs
During the years ended December 31, 2021, 2020 and 2019, the Company incurred $1.7 million, $0.5 million and $0.7 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. For the years ended December 31, 2021, 2020 and 2019 these due diligence costs are capitalized as part of the basis of the acquired self storage properties.
Self Storage Property Acquisitions
During the year ended December 31, 2021, the Company acquired eight self storage properties for $102.7 million from companies in which J. Timothy Warren, a trustee of the Company, was an investor or controlled an entity which was an investor. Of the total consideration paid, 171,439 OP units with a value of $10.2 million were issued to a company controlled by Mr. Warren, but owned by Mr. Warren's adult children, and 31,869 OP units with a value of $2.1 million were issued to an entity owned and controlled by Mr. Warren.
During the year ended December 31, 2020, the Company acquired one self storage property from a company in which an entity controlled by J. Timothy Warren, a trustee of the Company, was an investor. Mr. Warren's adult children held an ownership interest in such investor entity. The total consideration payable by the Company for this property was subject to an earnout payable in three tranches based on the performance of the property over six, 12 and 18 month periods. During 2021, in connection with the 12 month and 18 month tranches of the earnout, the Company paid aggregate consideration totaling approximately $4.1 million, and the interest of Mr. Warren's children was 22,794 OP Units with a value of approximately $1.2 million.
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
Acquisition of Interest in Reinsurance Company and Related Cash Flows
On December 31, 2021, the Company, as acquiror, and Northwest (e.g. Kevin Howard Real Estate, Inc.) and KHJTW, LLC (an entity owned by an affiliate of Northwest and an entity controlled by J. Timothy Warren, a trustee of the Company) entered into a Contribution and Purchase Agreement (the "Contribution Agreement") whereby the Company acquired an ownership interest (approximately 0.54%) in SBOA TI Reinsurance Ltd. (the "Reinsurance Company"), a Cayman Islands exempted company. The Reinsurance Company provides reinsurance for a self storage tenant insurance program issued by a licensed insurance company, whereby tenants of the Company's self storage facilities and tenants of other operators participating in the program can purchase insurance to cover damage or destruction to their personal property while stored at such facilities. The Company is entitled to receive its share of distributions of any profits generated by the Reinsurance Company, depending on actual losses incurred by the program. As part of the transaction, the Company also acquired the rights to the access fees associated with the tenant insurance-related arrangements from Northwest.
The consideration paid for the interest in the Reinsurance Company and the rights to access fees associated with the tenant insurance-related arrangements was $9.5 million, which consisted of $2.9 million of cash and 96,256 OP units totaling $6.6 million. Of the total consideration transferred, a company controlled by Mr. Warren, but owned by Mr. Warren's adult children received 48,128 OP Units totaling approximately $3.3 million. The Contribution Agreement contains customary representations, warranties, covenants and agreements of the Company and the sellers.

The Company allocated the total purchase price to the estimated fair value of the assets acquired, consisting of $0.1 million of equity interest in the Reinsurance Company and $9.4 million as an intangible related to the acquired access fees and rights to control the tenant insurance-related arrangements. These assets are reported in other assets, net in the Company's consolidated balance sheets. The intangible asset is amortized on a straight-line basis over 25 years, which approximates the weighted average remaining useful life of the Northwest-managed properties, and is recorded in depreciation and amortization expense in the Company's consolidated statements of operations.
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
Real Estate Leasehold Interests
The Company has eight properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 13 to 71 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying consolidated statements of operations and amounted to $1.7 million, $1.8 million and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Office Leases
The Company has entered into non-cancelable lease agreements for its corporate office space with remaining lease terms ranging from one to seven years. Rent expense related to these office leases is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2021 are as follows:

December 31, 2021
Weighted-average remaining lease term
Real estate leasehold interests	27 years
Office leases	5 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.9%
Office leases	3.8%

As of December 31, 2021, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Total
2022	$1,459	$465	$1,924
2023	1,464	430	1,894
2024	1,470	450	1,920
2025	1,521	456	1,977
2026	1,549	429	1,978
2027 through 2092	33,657	195	33,852
Total lease payments	$41,120	$2,425	$43,545
Less imputed interest	(19,326)	(238)	(19,564)
Total	$21,794	$2,187	$23,981

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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Interest Rate Swaps Designated as Cash Flow Hedges
Fair value at December 31, 2019	$(18,963)
Cash flow hedge ineffectiveness included in accumulated other comprehensive income	69
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	14,520
Unrealized losses on interest rate swaps included in accumulated other comprehensive income	(73,544)
Fair value at December 31, 2020	$(77,918)

Fair value at December 31, 2020	$(77,918)
Cash flow hedge ineffectiveness included in accumulated other comprehensive income	25
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	20,578
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	23,558
Fair value at December 31, 2021	$(33,757)
As of December 31, 2021 and 2020, the Company had outstanding interest rate swaps designated as cash flow hedges with aggregate notional amounts of $1,125.0 million and $1,125.0 million, respectively. As of December 31, 2021, the Company's swaps had a weighted average remaining term of 2.8 years. The fair value of these swaps are presented within other assets and accounts payable and accrued liabilities in the accompanying balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at December 31, 2021 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $16.5 million of the unrealized losses included in accumulated other comprehensive income (loss). If market interest rates increase above the 1.92% weighted average fixed rate under these interest rate swaps the Company will benefit from net cash payments due to it from its counterparty to the interest rate swaps.
There were no transfers between levels during the years ended December 31, 2021 and 2020. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2021 and 2020, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities reflected in the balance sheets at December 31, 2021 and 2020, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at December 31, 2021 and 2020 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate private placement notes and mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company’s fixed rate private placement notes was approximately $905.0 million as of December 31, 2021, with a fair value of approximately $931.1 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.81%, compared to the weighted average contractual interest rate of 3.09%. The combined principal balance of the Company’s fixed rate private placement notes was approximately $400.0 million as of December 31, 2020, which approximated fair value as the then-current market and credit risk was similar to when the notes were originally issued. The combined principal balance of the Company's fixed rate mortgages payable was approximately $303.9 million as of December 31, 2021 with a fair value of approximately $319.9 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.55%, compared to the weighted average contractual interest rate of 4.12%. The combined principal balance of the Company's fixed rate mortgages was approximately $223.6 million as of December 31, 2020 with a fair value of approximately $249.7 million. In determining the fair value as of December 31, 2020, the Company estimated a weighted average market interest rate of approximately 2.12%, compared to the weighted average contractual interest rate of 4.69%.

15. SUBSEQUENT EVENTS
Northwest Retirement
As discussed in Note 1, one of the Company's largest PROs, Northwest, retired effective January 1, 2022. As a result of the retirement event, management of our properties in the Northwest managed portfolio was transferred to the Company and the Northwest brand name and related intellectual property was internalized by the Company, and the Company discontinued payment of any supervisory and administrative fees or reimbursements to Northwest. As part of the internalization, most of Northwest's employees were offered and provided employment by the Company and continue managing Northwest's portfolio of properties as members of the Company's existing property management platform.
Under the terms of the Company's facilities portfolio management agreement with Northwest, in connection with a retirement event leading to the transfer of management of our properties to us and related intellectual property, Northwest was entitled to receive OP units based on a contractual formula. Using this formula, the Company determined that Northwest was entitled to receive an equivalent of 46,540 OP units totaling $3.2 million. The Company allocated the purchase price to tangible fixed assets and intangible assets acquired, consisting of a management contract and the Northwest trade name. The tangible and intangible assets related to the internalization will be included in other assets, net in the Company's condensed consolidated balance sheets.
Additionally, in connection with the retirement of Northwest, effective as of January 1, 2022, 2,078,357 subordinated performance units related to Northwest's managed portfolio were converted into 3,911,260 OP units, with each subordinated performance unit being converted into the number of OP units determined by dividing the average cash available for distribution, or CAD, per unit on the series NW subordinated performance units over the two-year period prior to conversion by 110% of the CAD per unit on the OP units determined over the same period. CAD per unit on the series NW subordinated performance units and OP units was determined by the Company based upon the application of the provisions of the operating partnership agreement applicable to the distributions of operating cash flow and capital transactions proceeds.
2033 Senior Unsecured Notes
On January 28, 2022 the operating partnership issued the November 2033 Notes. The Company used the proceeds to repay outstanding amounts on its revolving line of credit and for general corporate purposes.
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
During the year ended December 31, 2021, the Company received notices requesting the conversion of 82,611 subordinated performance units. Effective January 1, 2022, the Company issued 235,241 OP units in satisfaction of such voluntary conversion requests.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2021
(dollars in thousands)

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Auburn-Opelika	AL	904	4,736	6	904	4,742	5,646	55	9/30/2021
Auburn-Opelika	AL	707	6,992	15	707	7,007	7,714	70	9/30/2021
Birmingham-Hoover	AL	1,539	8,443	8	1,539	8,451	9,990	97	9/30/2021
Birmingham-Hoover	AL	1,161	5,913	8	1,161	5,922	7,083	87	9/30/2021
Dothan	AL	425	6,452	62	425	6,514	6,939	78	8/30/2021
Dothan	AL	995	5,689	97	995	5,787	6,782	54	10/29/2021
Huntsville	AL	608	2,084	41	608	2,125	2,733	33	9/24/2021
Huntsville	AL	1,229	8,329	3	1,229	8,332	9,561	15	12/14/2021
Mobile	AL	991	4,874	847	991	5,721	6,712	1,880	4/12/2016
Mobile	AL	589	2,233	10	589	2,243	2,832	6	12/2/2021
Montgomery	AL	1,295	12,978	7	1,295	12,987	14,282	138	9/30/2021
Tuscaloosa	AL	2,181	17,691	14	2,181	17,705	19,886	71	11/10/2021
Tuscaloosa	AL	2,161	7,735	4	2,161	7,739	9,900	13	12/23/2021
Tuscaloosa	AL	821	4,252	4	821	4,256	5,077	7	12/23/2021
Hot Springs	AR	1,268	9,480	5	1,268	9,484	10,752	91	10/22/2021
Hot Springs	AR	918	4,475	5	918	4,480	5,398	55	10/22/2021
Pine Bluff	AR	510	2,785	6	510	2,791	3,301	36	9/30/2021
Lake Havasu City-Kingman	AZ	671	1,572	375	671	1,947	2,618	704	4/1/2014
Lake Havasu City-Kingman	AZ	722	2,546	137	722	2,684	3,406	1,157	7/1/2014
Lake Havasu City-Kingman	AZ	711	5,438	235	711	5,673	6,384	277	10/29/2020
Phoenix-Mesa-Scottsdale	AZ	1,089	6,607	109	1,089	6,716	7,805	2,219	6/30/2014
Phoenix-Mesa-Scottsdale	AZ	3,813	7,831	138	3,813	7,970	11,783	2,040	9/30/2014
Phoenix-Mesa-Scottsdale	AZ	1,375	2,613	209	1,375	2,822	4,197	1,248	9/30/2014
Phoenix-Mesa-Scottsdale	AZ	1,653	7,531	70	1,653	7,602	9,255	1,715	10/1/2014
Phoenix-Mesa-Scottsdale	AZ	1,661	3,311	116	1,661	3,428	5,089	979	10/1/2014
Phoenix-Mesa-Scottsdale	AZ	1,050	5,359	150	1,050	5,509	6,559	992	1/1/2015
Phoenix-Mesa-Scottsdale	AZ	1,198	1,921	55	1,198	1,975	3,173	632	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	1,324	3,626	112	1,324	3,738	5,062	975	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	3,816	4,348	60	3,816	4,408	8,224	1,111	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	5,576	6,746	351	5,576	7,098	12,674	2,119	5/19/2016
Phoenix-Mesa-Scottsdale	AZ	1,506	2,881	3,697	1,609	6,579	8,188	670	7/29/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Phoenix-Mesa-Scottsdale	AZ	2,120	5,442	29	2,120	5,471	7,591	908	2/13/2017
Phoenix-Mesa-Scottsdale	AZ	1,809	4,787	80	1,809	4,866	6,675	808	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	840	5,274	38	840	5,311	6,151	857	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	2,111	7,963	41	2,111	8,005	10,116	1,189	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	748	4,027	215	748	4,241	4,989	758	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	676	4,098	106	676	4,204	4,880	655	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,011	3,453	88	1,011	3,540	4,551	538	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,125	3,554	98	1,125	3,651	4,776	654	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	949	7,351	160	949	7,510	8,459	967	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,419	5,504	83	1,419	5,587	7,006	860	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,117	5,918	241	1,117	6,159	7,276	809	2/1/2018
Phoenix-Mesa-Scottsdale	AZ	1,231	5,107	60	1,231	5,167	6,398	582	1/1/2019
Phoenix-Mesa-Scottsdale	AZ	806	4,041	235	806	4,276	5,082	401	6/19/2019
Phoenix-Mesa-Scottsdale	AZ	534	8,335	24	534	8,359	8,893	197	3/31/2021
Tucson	AZ	421	3,855	150	421	4,006	4,427	942	8/29/2013
Tucson	AZ	716	1,365	40	716	1,404	2,120	573	8/29/2013
Tucson	AZ	358	2,047	522	358	2,570	2,928	574	1/4/2018
Tucson	AZ	439	2,501	85	439	2,586	3,025	445	1/4/2018
Tucson	AZ	606	2,580	428	606	3,008	3,614	593	1/4/2018
Bakersfield	CA	511	2,804	226	511	3,030	3,541	775	8/1/2016
Bakersfield	CA	1,409	3,907	235	1,228	4,142	5,370	942	8/1/2016
Bakersfield	CA	1,882	3,858	123	1,882	3,980	5,862	1,039	8/1/2016
Bakersfield	CA	1,355	4,678	345	1,355	5,024	6,379	1,231	8/1/2016
Bakersfield	CA	1,306	3,440	150	1,306	3,590	4,896	1,140	8/1/2016
Bakersfield	CA	1,016	3,638	127	1,016	3,765	4,781	806	8/1/2016
Bakersfield	CA	1,579	3,357	186	1,579	3,543	5,122	942	8/1/2016
Bakersfield	CA	750	5,802	137	750	5,938	6,688	1,324	8/1/2016
Fresno	CA	840	7,502	545	840	8,047	8,887	2,424	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	6,641	8,239	121	6,641	8,361	15,002	2,002	4/1/2014
Los Angeles-Long Beach-Anaheim	CA	1,122	1,881	90	1,122	1,971	3,093	640	6/30/2014
Los Angeles-Long Beach-Anaheim	CA	1,530	5,799	347	1,530	6,146	7,676	1,002	8/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Los Angeles-Long Beach-Anaheim	CA	2,345	6,820	715	2,345	7,536	9,881	1,261	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	1,350	11,266	180	1,350	11,445	12,795	2,127	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	763	6,258	276	763	6,535	7,298	1,259	8/1/2016
Los Angeles-Long Beach-Anaheim(3)	CA	14,109	23,112	538	14,109	23,650	37,759	7,064	9/17/2014
Los Angeles-Long Beach-Anaheim(3)	CA	7,186	12,771	305	7,186	13,077	20,263	3,809	9/17/2014
Los Angeles-Long Beach-Anaheim(3)	CA	2,366	4,892	158	2,366	5,049	7,415	1,552	9/17/2014
Los Angeles-Long Beach-Anaheim(3)	CA	2,871	3,703	87	2,871	3,790	6,661	996	10/7/2014
Los Angeles-Long Beach-Anaheim(3)	CA	5,448	10,015	497	5,448	10,512	15,960	3,221	10/7/2014
Los Angeles-Long Beach-Anaheim(3)(4)	CA	—	7,106	115	—	7,221	7,221	2,030	9/17/2014
Los Angeles-Long Beach-Anaheim(4)	CA	—	13,150	102	—	13,253	13,253	3,128	1/1/2015
Los Angeles-Long Beach-Anaheim(4)	CA	—	10,084	168	—	10,251	10,251	1,287	10/3/2017
Modesto	CA	1,526	12,032	74	1,526	12,106	13,632	2,483	11/10/2016
Modesto	CA	773	5,655	19	773	5,674	6,447	974	11/10/2016
Nonmetropolitan Area	CA	425	7,249	23	425	7,272	7,697	1,350	11/10/2016
Oxnard-Thousand Oaks-Ventura	CA	888	4,894	85	888	4,979	5,867	179	2/3/2021
Riverside-San Bernardino-Ontario	CA	1,342	4,446	1,813	1,829	6,259	8,088	2,070	4/1/2013
Riverside-San Bernardino-Ontario	CA	1,672	2,564	135	1,672	2,699	4,371	853	4/1/2014
Riverside-San Bernardino-Ontario	CA	978	1,854	320	978	2,173	3,151	995	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,068	2,609	260	1,068	2,869	3,937	1,045	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,202	2,032	117	1,202	2,149	3,351	722	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,803	2,758	305	1,803	3,063	4,866	1,285	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,337	4,489	86	1,337	4,574	5,911	1,358	6/30/2014
Riverside-San Bernardino-Ontario	CA	846	2,508	132	846	2,641	3,487	1,123	7/1/2014
Riverside-San Bernardino-Ontario	CA	3,974	6,962	185	3,974	7,147	11,121	2,608	10/1/2014
Riverside-San Bernardino-Ontario	CA	2,018	3,478	780	2,018	4,258	6,276	2,047	10/1/2014
Riverside-San Bernardino-Ontario	CA	1,842	3,420	77	1,842	3,498	5,340	860	1/1/2015
Riverside-San Bernardino-Ontario	CA	1,981	3,323	104	1,981	3,428	5,409	1,048	1/1/2015
Riverside-San Bernardino-Ontario	CA	3,245	4,420	1,470	3,245	5,891	9,136	2,112	5/16/2016
Riverside-San Bernardino-Ontario	CA	670	8,613	539	670	9,152	9,822	1,720	8/1/2016
Riverside-San Bernardino-Ontario	CA	538	3,921	442	538	4,362	4,900	890	8/1/2016
Riverside-San Bernardino-Ontario	CA	382	3,442	418	382	3,861	4,243	786	8/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Riverside-San Bernardino-Ontario	CA	806	3,852	578	806	4,430	5,236	915	8/1/2016
Riverside-San Bernardino-Ontario	CA	570	4,238	410	570	4,649	5,219	896	8/1/2016
Riverside-San Bernardino-Ontario	CA	345	3,270	207	345	3,477	3,822	744	8/1/2016
Riverside-San Bernardino-Ontario	CA	252	4,419	655	252	5,074	5,326	968	9/1/2016
Riverside-San Bernardino-Ontario	CA	2,691	3,950	220	2,691	4,169	6,860	787	9/1/2016
Riverside-San Bernardino-Ontario	CA	302	4,169	132	302	4,301	4,603	873	5/8/2017
Riverside-San Bernardino-Ontario	CA	896	6,397	3,450	1,211	9,847	11,058	1,525	5/31/2017
Riverside-San Bernardino-Ontario	CA	1,644	2,588	68	1,644	2,656	4,300	509	5/17/2018
Riverside-San Bernardino-Ontario	CA	1,982	14,141	10	1,982	14,150	16,132	24	12/29/2021
Riverside-San Bernardino-Ontario(3)	CA	552	3,010	133	552	3,144	3,696	1,117	5/16/2008
Riverside-San Bernardino-Ontario(3)	CA	1,026	4,552	166	1,026	4,718	5,744	1,348	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	1,878	5,104	139	1,878	5,244	7,122	1,345	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	3,418	9,907	199	3,418	10,106	13,524	2,321	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,913	6,072	88	1,913	6,160	8,073	1,676	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	772	4,044	116	772	4,160	4,932	1,343	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	597	5,464	100	597	5,564	6,161	1,310	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	3,022	8,124	133	3,022	8,257	11,279	2,217	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,897	5,725	705	2,467	6,430	8,897	2,211	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,835	5,589	863	2,164	6,452	8,616	2,032	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,484	5,903	90	2,484	5,994	8,478	1,282	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,139	5,054	36	1,139	5,090	6,229	1,307	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,401	4,577	30	1,401	4,607	6,008	919	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	925	3,459	60	925	3,519	4,444	937	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,174	2,556	112	1,174	2,667	3,841	836	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,506	2,913	47	1,506	2,959	4,465	739	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	631	2,307	94	631	2,400	3,031	801	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,318	2,394	70	1,318	2,464	3,782	791	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,942	2,647	46	1,942	2,693	4,635	1,010	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,339	2,830	64	1,339	2,894	4,233	845	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,105	2,672	60	1,105	2,733	3,838	957	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,542	2,127	48	1,542	2,175	3,717	755	10/1/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Riverside-San Bernardino-Ontario(3)	CA	1,478	4,534	55	1,478	4,589	6,067	945	10/1/2015
Sacramento-Roseville-Arden-Arcade	CA	1,195	8,407	37	1,195	8,445	9,640	1,412	11/10/2016
Sacramento-Roseville-Arden-Arcade	CA	1,652	9,510	229	1,652	9,738	11,390	1,448	9/26/2018
San Diego-Carlsbad	CA	3,544	4,915	346	3,544	5,261	8,805	1,513	10/1/2014
San Diego-Carlsbad	CA	4,318	19,775	1,151	4,323	20,926	25,249	3,414	8/1/2016
San Diego-Carlsbad(3)	CA	3,703	5,582	148	3,703	5,730	9,433	1,507	9/17/2014
San Diego-Carlsbad(4)	CA	—	5,568	243	—	5,811	5,811	1,156	1/1/2015
San Diego-Carlsbad(4)	CA	—	4,041	79	—	4,120	4,120	1,488	1/31/2015
San Jose-Sunnyvale-Santa Clara	CA	426	3,681	32	426	3,713	4,139	105	3/23/2021
Stockton-Lodi	CA	559	5,514	15	559	5,529	6,088	959	11/10/2016
Stockton-Lodi	CA	1,710	8,995	60	1,710	9,055	10,765	1,793	11/10/2016
Stockton-Lodi	CA	1,637	11,901	54	1,637	11,955	13,592	1,669	7/31/2017
Colorado Springs	CO	455	1,351	65	455	1,416	1,871	539	8/29/2007
Colorado Springs	CO	588	2,162	1,140	588	3,301	3,889	1,165	3/26/2008
Colorado Springs	CO	632	3,118	420	632	3,538	4,170	1,362	3/26/2008
Colorado Springs	CO	414	1,535	388	414	1,923	2,337	742	5/1/2008
Colorado Springs	CO	766	5,901	686	766	6,588	7,354	1,173	10/19/2017
Colorado Springs	CO	1,499	6,088	7	1,499	6,095	7,594	354	3/27/2020
Colorado Springs	CO	1,724	6,432	14	1,724	6,447	8,171	467	5/20/2020
Colorado Springs	CO	236	661	10	236	670	906	39	9/8/2020
Colorado Springs	CO	1,220	2,374	27	1,220	2,400	3,620	163	9/8/2020
Colorado Springs	CO	1,041	2,961	13	1,041	2,974	4,015	123	12/17/2020
Colorado Springs	CO	1,659	6,521	440	1,659	6,962	8,621	196	3/2/2021
Colorado Springs	CO	907	7,953	8	907	7,962	8,869	185	3/30/2021
Colorado Springs(3)	CO	300	1,801	131	300	1,931	2,231	629	6/1/2009
Denver-Aurora-Lakewood	CO	868	128	2,311	868	2,439	3,307	717	6/22/2009
Denver-Aurora-Lakewood	CO	938	8,449	47	938	8,496	9,434	1,271	11/1/2016
Denver-Aurora-Lakewood	CO	758	4,350	4	758	4,354	5,112	66	8/30/2021
Fort Collins	CO	3,213	3,087	244	3,213	3,331	6,544	1,251	8/29/2007
Fort Collins	CO	2,514	1,786	121	2,514	1,907	4,421	705	8/29/2007
Greeley	CO	1,877	13,319	2	1,877	13,321	15,198	55	11/30/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Pueblo	CO	156	2,797	21	156	2,817	2,973	571	2/17/2016
New Haven-Milford	CT	809	4,527	11	809	4,538	5,347	49	10/5/2021
Norwich-New London	CT	852	6,006	61	852	6,067	6,919	206	12/2/2020
Cape Coral-Fort Myers	FL	1,876	12,329	—	1,876	12,329	14,205	56	11/15/2021
Cape Coral-Fort Myers(3)	FL	4,122	8,453	187	4,122	8,640	12,762	1,755	4/1/2016
Crestview-Fort Walton Beach-Destin	FL	2,001	12,948	34	2,001	12,983	14,984	1,033	6/21/2019
Crestview-Fort Walton Beach-Destin	FL	813	3,509	132	813	3,641	4,454	279	12/17/2019
Crestview-Fort Walton Beach-Destin	FL	1,285	5,292	289	1,285	5,580	6,865	461	12/17/2019
Crestview-Fort Walton Beach-Destin	FL	407	14,655	268	407	14,922	15,329	867	1/14/2020
Crestview-Fort Walton Beach-Destin	FL	1,179	8,405	429	1,179	8,835	10,014	654	1/16/2020
Crestview-Fort Walton Beach-Destin	FL	1,270	10,518	37	1,270	10,555	11,825	185	6/30/2021
Crestview-Fort Walton Beach-Destin	FL	1,204	5,986	35	1,204	6,021	7,225	35	11/17/2021
Deltona-Daytona Beach-Ormond Beach	FL	1,778	8,489	58	1,778	8,548	10,326	513	6/8/2020
Gainesville	FL	1,072	4,698	114	1,072	4,812	5,884	794	1/10/2018
Gainesville	FL	264	2,369	110	264	2,479	2,743	351	12/18/2018
Gainesville(3)	FL	457	2,120	496	457	2,616	3,073	290	12/19/2019
Jacksonville	FL	2,087	19,473	244	2,087	19,718	21,805	3,001	11/10/2016
Jacksonville	FL	1,629	4,929	360	1,629	5,289	6,918	1,126	11/10/2016
Jacksonville	FL	527	2,434	940	527	3,374	3,901	935	12/20/2017
Lakeland-Winter Haven	FL	4,080	9,402	57	4,080	9,460	13,540	202	6/18/2021
Lakeland-Winter Haven(3)	FL	972	2,159	181	972	2,341	3,313	648	5/4/2015
Naples-Immokalee-Marco Island(3)	FL	3,849	16,688	719	3,849	17,408	21,257	2,946	4/1/2016
North Port-Sarasota-Bradenton	FL	1,176	3,421	15	1,176	3,436	4,612	684	4/1/2016
North Port-Sarasota-Bradenton	FL	1,015	3,031	60	1,015	3,091	4,106	588	4/1/2016
North Port-Sarasota-Bradenton	FL	2,143	5,005	3,925	3,373	8,929	12,302	2,355	10/11/2016
North Port-Sarasota-Bradenton	FL	1,985	4,299	906	1,985	5,205	7,190	1,005	1/31/2017
North Port-Sarasota-Bradenton	FL	1,336	4,085	13	1,336	4,098	5,434	618	4/6/2017
North Port-Sarasota-Bradenton	FL	2,352	5,515	—	2,352	5,515	7,867	32	11/8/2021
North Port-Sarasota-Bradenton(3)	FL	2,211	5,682	101	2,211	5,783	7,994	1,149	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,488	7,282	217	2,488	7,499	9,987	1,412	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,767	5,955	90	1,767	6,045	7,812	1,291	4/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

North Port-Sarasota-Bradenton(3)	FL	1,924	4,514	340	1,924	4,854	6,778	1,117	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,839	8,377	88	1,839	8,466	10,305	1,439	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,507	7,766	102	2,507	7,868	10,375	1,465	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,685	5,439	125	1,685	5,564	7,249	1,142	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	437	5,128	152	437	5,279	5,716	1,089	4/1/2016
Orlando-Kissimmee-Sanford	FL	2,426	9,314	184	2,426	9,499	11,925	1,689	11/10/2016
Orlando-Kissimmee-Sanford	FL	2,166	4,672	119	2,166	4,791	6,957	961	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,583	8,752	197	4,583	8,948	13,531	1,982	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,181	4,268	241	4,181	4,509	8,690	902	6/30/2017
Palm Bay-Melbourne-Titusville	FL	789	4,969	65	789	5,033	5,822	166	2/1/2021
Panama City	FL	2,332	6,847	54	2,332	6,901	9,233	644	6/21/2019
Panama City	FL	810	3,105	51	810	3,156	3,966	258	8/22/2019
Pensacola-Ferry Pass-Brent	FL	1,025	8,157	231	1,025	8,388	9,413	1,169	10/3/2017
Pensacola-Ferry Pass-Brent	FL	841	5,075	275	841	5,349	6,190	889	2/20/2018
Pensacola-Ferry Pass-Brent	FL	644	4,785	276	644	5,061	5,705	641	12/12/2018
Pensacola-Ferry Pass-Brent	FL	1,182	5,008	42	1,182	5,050	6,232	469	6/21/2019
Pensacola-Ferry Pass-Brent	FL	1,075	9,079	8	1,075	9,087	10,162	122	9/30/2021
Punta Gorda(3)	FL	1,157	2,079	824	1,157	2,903	4,060	540	4/27/2017
Tampa-St. Petersburg-Clearwater	FL	3,581	2,612	1,612	3,581	4,224	7,805	744	5/1/2017
Tampa-St. Petersburg-Clearwater	FL	4,708	13,984	231	4,708	14,215	18,923	2,111	5/24/2017
Tampa-St. Petersburg-Clearwater	FL	2,063	5,351	207	2,063	5,559	7,622	623	8/28/2018
Tampa-St. Petersburg-Clearwater	FL	1,248	2,937	14	1,248	2,950	4,198	217	12/18/2019
Tampa-St. Petersburg-Clearwater	FL	2,653	15,771	5	2,653	15,777	18,430	117	10/22/2021
Tampa-St. Petersburg-Clearwater(3)	FL	361	1,238	120	361	1,358	1,719	502	5/4/2015
Tampa-St. Petersburg-Clearwater(3)	FL	5,436	10,092	88	5,436	10,179	15,615	2,087	4/1/2016
Crestview-Fort Walton Beach-Destin	FL	684	12,857	49	684	12,906	13,590	1,014	1/1/2019
North Port-Sarasota-Bradenton	FL	2,105	8,217	131	2,105	8,349	10,454	1,000	1/1/2019
Palm Bay-Melbourne-Titusville	FL	1,125	4,362	40	1,125	4,402	5,527	446	1/1/2019
The Villages	FL	897	6,132	80	897	6,211	7,108	911	1/1/2019
Albany	GA	785	3,917	96	785	4,012	4,797	159	12/18/2020
Atlanta-Sandy Springs-Roswell	GA	515	687	142	515	830	1,345	335	8/29/2007

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Atlanta-Sandy Springs-Roswell	GA	272	1,357	538	272	1,895	2,167	691	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	702	1,999	583	702	2,582	3,284	1,041	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	1,413	1,590	227	1,413	1,817	3,230	725	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	341	562	155	341	717	1,058	320	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	553	847	205	553	1,052	1,605	455	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	85	445	311	85	756	841	360	9/28/2007
Atlanta-Sandy Springs-Roswell	GA	1,614	2,476	1,734	1,614	4,210	5,824	824	7/29/2015
Atlanta-Sandy Springs-Roswell	GA	1,595	2,143	2,073	1,595	4,216	5,811	922	7/29/2015
Atlanta-Sandy Springs-Roswell	GA	430	3,470	83	430	3,553	3,983	820	3/29/2016
Atlanta-Sandy Springs-Roswell	GA	972	2,342	71	972	2,413	3,385	522	8/17/2016
Atlanta-Sandy Springs-Roswell	GA	666	5,961	666	666	6,627	7,293	1,097	7/17/2017
Atlanta-Sandy Springs-Roswell	GA	1,028	7,041	113	1,028	7,154	8,182	1,447	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	748	3,382	118	748	3,500	4,248	630	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	703	4,014	133	703	4,146	4,849	737	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,873	9,109	135	1,873	9,244	11,117	1,505	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	547	4,073	68	547	4,141	4,688	715	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,499	5,279	103	1,499	5,383	6,882	937	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	763	5,135	99	763	5,233	5,996	760	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	795	2,941	109	600	3,050	3,650	527	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,356	7,516	89	1,356	7,604	8,960	1,256	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	912	5,074	119	912	5,193	6,105	774	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	570	3,477	164	570	3,641	4,211	660	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	919	3,899	123	919	4,021	4,940	582	5/21/2018
Atlanta-Sandy Springs-Roswell	GA	520	3,708	50	520	3,759	4,279	432	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	765	2,872	77	765	2,949	3,714	353	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	686	3,821	72	686	3,893	4,579	381	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	527	10,404	76	527	10,480	11,007	727	7/24/2019
Atlanta-Sandy Springs-Roswell	GA	973	6,243	71	973	6,314	7,287	180	4/13/2021
Atlanta-Sandy Springs-Roswell	GA	2,469	13,028	18	2,469	13,046	15,515	199	8/19/2021
Atlanta-Sandy Springs-Roswell	GA	1,367	7,607	9	1,367	7,615	8,982	62	10/21/2021
Atlanta-Sandy Springs-Roswell	GA	1,545	10,485	13	1,545	10,499	12,044	82	10/21/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Atlanta-Sandy Springs-Roswell(3)	GA	494	2,215	294	494	2,509	3,003	934	9/28/2007
Augusta-Richmond County	GA	84	539	235	84	774	858	322	8/29/2007
Augusta-Richmond County	GA	205	686	230	205	916	1,121	365	8/29/2007
Augusta-Richmond County	GA	1,424	10,439	177	1,424	10,616	12,040	1,049	2/5/2019
Augusta-Richmond County	GA	875	6,231	124	875	6,354	7,229	605	5/28/2019
Augusta-Richmond County	GA	1,277	7,494	157	1,277	7,650	8,927	797	5/28/2019
Augusta-Richmond County	GA	1,848	8,897	114	1,848	9,012	10,860	315	2/9/2021
Augusta-Richmond County	GA	833	3,208	66	833	3,274	4,107	129	2/9/2021
Augusta-Richmond County	GA	774	3,130	13	774	3,143	3,917	103	2/19/2021
Augusta-Richmond County	GA	848	4,714	15	848	4,728	5,576	143	4/22/2021
Augusta-Richmond County	GA	735	5,895	11	735	5,906	6,641	64	9/30/2021
Augusta-Richmond County	GA	642	4,004	6	642	4,010	4,652	46	9/30/2021
Augusta-Richmond County	GA	862	6,613	12	862	6,626	7,488	33	11/30/2021
Columbus(3)	GA	169	342	189	169	531	700	199	5/1/2009
Macon	GA	180	840	70	180	910	1,090	344	9/28/2007
Macon	GA	595	4,432	10	595	4,441	5,036	50	9/30/2021
Macon	GA	1,347	7,440	10	1,347	7,449	8,796	159	9/30/2021
Nonmetropolitan Area	GA	599	3,714	96	599	3,810	4,409	347	8/30/2019
Savannah	GA	1,741	1,160	483	1,741	1,643	3,384	556	8/29/2007
Savannah	GA	409	1,335	78	409	1,411	1,820	628	1/31/2014
Savannah	GA	811	1,181	222	811	1,404	2,215	664	6/25/2014
Savannah	GA	1,280	7,211	144	1,280	7,354	8,634	769	5/15/2019
Savannah	GA	642	3,135	53	642	3,187	3,829	251	1/7/2020
Savannah(3)	GA	597	762	196	597	957	1,554	383	9/28/2007
Valdosta	GA	1,321	3,320	52	1,321	3,371	4,692	364	1/1/2019
Valdosta	GA	1,443	5,059	58	1,443	5,116	6,559	127	3/31/2021
Atlanta-Sandy Springs-Roswell	GA	1,052	7,102	127	1,052	7,229	8,281	1,050	10/19/2017
Iowa City	IA	1,340	5,871	14	1,340	5,885	7,225	33	11/9/2021
Iowa City	IA	2,255	15,014	12	2,255	15,027	17,282	84	11/9/2021
Iowa City	IA	628	4,501	11	628	4,511	5,139	25	11/9/2021
Coeur d Alene	ID	868	5,011	31	868	5,042	5,910	209	12/23/2020

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Coeur d Alene	ID	401	1,005	27	401	1,032	1,433	57	12/23/2020
Nonmetropolitan Area	ID	1,133	5,634	34	1,133	5,668	6,801	784	4/1/2019
Nonmetropolitan Area	ID	362	2,523	26	362	2,550	2,912	284	6/24/2019
Nonmetropolitan Area	ID	413	2,114	37	418	2,151	2,569	216	6/24/2019
Chicago-Naperville-Elgin	IL	1,535	6,041	13	1,535	6,054	7,589	215	2/8/2021
Chicago-Naperville-Elgin	IL	1,519	8,367	3	1,519	8,371	9,890	212	3/30/2021
Chicago-Naperville-Elgin	IL	2,151	10,359	12	2,151	10,372	12,523	340	4/16/2021
Chicago-Naperville-Elgin	IL	842	6,635	23	842	6,658	7,500	113	7/26/2021
Chicago-Naperville-Elgin	IL	1,037	9,682	22	1,037	9,703	10,740	87	10/12/2021
Chicago-Naperville-Elgin	IL	2,226	9,175	2	2,226	9,177	11,403	15	12/3/2021
St. Louis	IL	225	4,394	203	225	4,597	4,822	806	8/28/2017
St. Louis	IL	179	5,154	365	179	5,520	5,699	1,007	8/28/2017
St. Louis	IL	226	3,088	262	226	3,350	3,576	678	8/28/2017
St. Louis	IL	174	3,338	278	174	3,616	3,790	663	9/25/2017
Evansville	IN	1,855	4,819	9	1,855	4,828	6,683	89	9/30/2021
Evansville	IN	1,348	5,562	8	1,348	5,570	6,918	68	9/30/2021
Indianapolis-Carmel-Anderson	IN	855	7,273	49	855	7,321	8,176	1,521	2/16/2016
Indianapolis-Carmel-Anderson	IN	815	3,844	30	815	3,875	4,690	996	2/16/2016
Indianapolis-Carmel-Anderson	IN	688	3,845	54	688	3,899	4,587	1,013	2/16/2016
Indianapolis-Carmel-Anderson	IN	626	4,049	84	626	4,133	4,759	940	2/25/2016
Indianapolis-Carmel-Anderson	IN	1,118	4,444	301	1,118	4,744	5,862	1,430	2/25/2016
Indianapolis-Carmel-Anderson	IN	614	5,487	60	614	5,547	6,161	1,117	2/25/2016
Indianapolis-Carmel-Anderson	IN	619	2,140	25	619	2,165	2,784	643	11/10/2016
Indianapolis-Carmel-Anderson	IN	689	6,944	54	689	6,998	7,687	1,254	11/10/2016
Indianapolis-Carmel-Anderson	IN	609	3,172	46	609	3,219	3,828	798	11/10/2016
Indianapolis-Carmel-Anderson	IN	532	5,441	46	532	5,488	6,020	978	11/10/2016
Indianapolis-Carmel-Anderson	IN	433	5,817	29	433	5,845	6,278	993	11/10/2016
Indianapolis-Carmel-Anderson	IN	688	5,413	57	688	5,469	6,157	1,130	11/10/2016
Indianapolis-Carmel-Anderson	IN	575	5,168	86	575	5,253	5,828	1,020	11/10/2016
Indianapolis-Carmel-Anderson	IN	522	5,366	48	522	5,414	5,936	982	11/10/2016
Indianapolis-Carmel-Anderson	IN	528	2,877	40	528	2,917	3,445	606	10/19/2017

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Indianapolis-Carmel-Anderson	IN	1,257	6,694	48	1,257	6,742	7,999	1,170	10/19/2017
Indianapolis-Carmel-Anderson	IN	954	3,752	11	954	3,762	4,716	91	8/9/2021
Louisville/Jefferson County	IN	462	3,696	8	462	3,704	4,166	50	9/2/2021
Louisville/Jefferson County	IN	1,545	5,535	3	1,545	5,538	7,083	14	12/17/2021
Kansas City	KS	816	5,432	151	816	5,583	6,399	1,012	10/19/2017
Kansas City	KS	975	6,967	249	975	7,217	8,192	1,379	10/19/2017
Kansas City	KS	719	5,143	182	719	5,326	6,045	879	10/19/2017
Kansas City	KS	640	3,367	221	640	3,589	4,229	558	5/31/2018
Kansas City	KS	533	3,138	169	533	3,307	3,840	483	5/31/2018
Kansas City	KS	499	4,041	180	499	4,221	4,720	642	5/31/2018
Kansas City	KS	724	4,245	209	724	4,453	5,177	611	5/31/2018
Kansas City	KS	1,244	8,929	2	1,244	8,930	10,174	117	8/31/2021
Kansas City(3)	KS	521	5,168	212	521	5,380	5,901	787	3/1/2018
Topeka	KS	884	4,021	8	884	4,029	4,913	45	10/21/2021
Topeka	KS	1,259	5,713	2	1,259	5,716	6,975	49	10/21/2021
Wichita	KS	630	7,264	154	630	7,418	8,048	900	3/1/2018
Wichita	KS	430	1,740	81	430	1,822	2,252	285	3/1/2018
Wichita	KS	655	1,831	135	655	1,967	2,622	331	5/31/2018
Wichita	KS	393	3,950	163	393	4,113	4,506	617	5/31/2018
Wichita	KS	1,353	2,241	276	1,353	2,516	3,869	517	8/28/2018
Wichita	KS	989	2,824	319	989	3,143	4,132	177	12/30/2020
Wichita	KS	370	623	3,878	1,351	4,501	5,852	146	12/30/2020
Wichita	KS	898	4,012	8	898	4,020	4,918	43	10/21/2021
Wichita	KS	934	3,985	11	934	3,996	4,930	44	10/21/2021
Wichita(3)	KS	1,156	5,662	188	1,156	5,849	7,005	924	3/1/2018
Wichita(3)	KS	721	3,395	177	721	3,573	4,294	580	3/1/2018
Wichita(3)	KS	443	3,635	98	443	3,732	4,175	554	3/1/2018
Elizabethtown-Fort Knox	KY	1,324	5,122	22	1,324	5,144	6,468	110	8/5/2021
Louisville/Jefferson County	KY	2,174	3,667	51	2,174	3,717	5,891	942	5/1/2015
Louisville/Jefferson County	KY	1,012	4,411	4	1,012	4,415	5,427	105	5/19/2021
Louisville/Jefferson County	KY	2,255	9,737	3	2,255	9,740	11,995	21	12/17/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Louisville/Jefferson County	KY	2,037	14,078	3	2,037	14,081	16,118	33	12/17/2021
Alexandria	LA	177	501	8	177	509	686	7	9/30/2021
Baton Rouge	LA	386	1,744	136	386	1,880	2,266	431	4/12/2016
Baton Rouge	LA	1,098	5,208	636	1,098	5,844	6,942	1,405	4/12/2016
Baton Rouge	LA	1,203	3,156	312	1,203	3,469	4,672	863	7/21/2016
Baton Rouge	LA	755	2,702	349	755	3,050	3,805	738	7/21/2016
Hammond	LA	470	5,359	15	470	5,374	5,844	25	11/12/2021
New Orleans-Metairie	LA	1,287	6,235	181	1,287	6,415	7,702	1,364	4/12/2016
New Orleans-Metairie	LA	1,076	6,677	75	1,076	6,752	7,828	1,610	1/10/2019
New Orleans-Metairie	LA	1,274	1,987	(722)	1,274	1,264	2,538	254	1/10/2019
New Orleans-Metairie	LA	994	8,548	73	994	8,621	9,615	724	1/10/2019
New Orleans-Metairie	LA	607	9,211	299	607	9,510	10,117	834	1/10/2019
New Orleans-Metairie	LA	819	4,291	295	819	4,586	5,405	572	1/10/2019
New Orleans-Metairie	LA	327	4,423	88	327	4,512	4,839	424	1/10/2019
New Orleans-Metairie	LA	852	4,138	53	852	4,191	5,043	441	1/10/2019
New Orleans-Metairie	LA	633	870	39	633	909	1,542	182	1/10/2019
New Orleans-Metairie	LA	682	4,790	476	682	5,266	5,948	625	1/10/2019
New Orleans-Metairie	LA	773	7,056	56	773	7,111	7,884	612	1/10/2019
New Orleans-Metairie	LA	742	3,278	31	742	3,308	4,050	424	1/10/2019
New Orleans-Metairie(4)	LA	96	3,615	51	96	3,665	3,761	359	9/18/2019
Shreveport-Bossier City	LA	971	3,474	172	1,549	5,056	6,605	1,131	5/5/2015
Shreveport-Bossier City	LA	964	3,573	106	964	3,679	4,643	1,125	5/5/2015
Shreveport-Bossier City	LA	772	2,906	135	772	3,042	3,814	925	5/5/2015
Shreveport-Bossier City	LA	479	1,439	81	479	1,521	2,000	486	5/5/2015
Shreveport-Bossier City	LA	475	854	103	475	957	1,432	372	5/5/2015
Shreveport-Bossier City	LA	645	2,004	70	645	2,073	2,718	598	10/19/2017
Shreveport-Bossier City	LA	654	3,589	82	654	3,672	4,326	586	10/19/2017
Shreveport-Bossier City	LA	906	3,618	74	906	3,692	4,598	646	10/19/2017
Shreveport-Bossier City	LA	492	2,549	8	492	2,557	3,049	31	9/30/2021
Shreveport-Bossier City	LA	701	4,694	6	701	4,700	5,401	52	9/30/2021
Shreveport-Bossier City	LA	499	1,638	7	499	1,644	2,143	20	9/30/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Shreveport-Bossier City(4)	LA	—	5,113	113	—	5,227	5,227	709	10/19/2017
Boston-Cambridge-Newton	MA	696	5,830	92	696	5,922	6,618	529	1/16/2020
Boston-Cambridge-Newton	MA	3,077	20,617	1	3,077	20,617	23,694	83	11/3/2021
Providence-Warwick	MA	1,017	7,353	80	1,017	7,433	8,450	279	2/9/2021
Springfield	MA	1,036	5,131	13,468	3,011	18,599	21,610	555	9/17/2019
Springfield	MA	891	4,944	139	891	5,083	5,974	460	9/17/2019
Springfield	MA	1,708	17,294	22	1,708	17,316	19,024	77	11/3/2021
Worchester	MA	414	4,122	111	414	4,233	4,647	728	6/30/2017
Baltimore-Columbia-Towson	MD	2,219	8,271	19	2,219	8,290	10,509	500	6/30/2020
California-Lexington Park	MD	965	6,738	149	965	6,887	7,852	1,359	7/31/2017
California-Lexington Park	MD	550	2,409	140	550	2,549	3,099	580	9/6/2017
California-Lexington Park	MD	827	4,936	160	827	5,096	5,923	873	2/16/2018
California-Lexington Park	MD	1,225	9,776	17	1,225	9,793	11,018	165	8/16/2021
Washington-Arlington-Alexandria	MD	717	3,303	93	717	3,396	4,113	509	1/3/2019
Washington-Arlington-Alexandria	MD	1,104	6,147	65	1,104	6,212	7,316	129	7/21/2021
Washington-Arlington-Alexandria	MD	1,524	18,070	92	1,524	18,162	19,686	309	7/21/2021
Minneapolis-St. Paul-Bloomington	MN	840	2,913	14	840	2,927	3,767	124	12/29/2020
Minneapolis-St. Paul-Bloomington	MN	1,310	5,301	10	1,310	5,311	6,621	195	1/22/2021
Minneapolis-St. Paul-Bloomington	MN	1,379	6,151	5	1,379	6,155	7,534	35	11/4/2021
Kansas City	MO	541	4,874	276	541	5,150	5,691	806	5/31/2018
Kansas City	MO	461	5,341	214	461	5,556	6,017	779	5/31/2018
Kansas City	MO	341	3,748	252	341	4,000	4,341	592	5/31/2018
Manchester-Kansas City	MO	1,103	7,079	3	1,103	7,082	8,185	9	12/28/2021
St. Louis	MO	352	7,100	324	352	7,423	7,775	1,389	8/28/2017
St. Louis	MO	163	1,025	59	163	1,084	1,247	215	8/28/2017
St. Louis	MO	354	4,034	388	354	4,421	4,775	770	8/28/2017
St. Louis	MO	1,675	10,606	433	1,675	11,040	12,715	1,657	9/26/2018
St. Louis	MO	634	3,886	152	634	4,038	4,672	304	12/18/2019
St. Louis	MO	1,012	3,328	149	1,012	3,477	4,489	316	12/18/2019
St. Louis	MO	1,247	11,431	28	1,247	11,459	12,706	413	12/29/2020
Gulfport-Biloxi-Pascagoula	MS	645	2,413	320	645	2,733	3,378	934	4/12/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Memphis	MS	404	2,779	28	404	2,806	3,210	37	9/22/2021
Nonmetropolitan Area(3)	MS	224	1,052	162	224	1,213	1,437	403	5/1/2009
Nonmetropolitan Area(3)	MS	382	803	208	382	1,011	1,393	347	5/1/2009
Manchester-Billings	MT	1,476	6,656	4	1,476	6,660	8,136	15	12/30/2021
Charlotte-Concord-Gastonia	NC	1,871	4,174	139	1,871	4,313	6,184	1,107	5/1/2015
Charlotte-Concord-Gastonia(3)	NC	1,108	3,935	298	1,108	4,232	5,340	1,065	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	2,301	4,458	292	2,301	4,750	7,051	1,368	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	1,862	3,297	115	1,862	3,412	5,274	1,038	9/2/2015
Durham-Chapel Hill	NC	390	1,025	280	390	1,305	1,695	532	8/29/2007
Durham-Chapel Hill	NC	1,024	1,383	470	1,024	1,853	2,877	693	9/28/2007
Durham-Chapel Hill	NC	1,711	4,180	143	1,711	4,322	6,033	997	5/1/2015
Durham-Chapel Hill(3)	NC	663	2,743	320	663	3,063	3,726	1,155	9/28/2007
Fayetteville	NC	636	2,169	1,712	636	3,881	4,517	1,411	8/29/2007
Fayetteville	NC	1,319	3,444	58	1,319	3,502	4,821	928	10/10/2013
Fayetteville	NC	772	3,406	71	772	3,476	4,248	849	10/10/2013
Fayetteville	NC	1,276	4,527	75	1,276	4,602	5,878	1,062	12/20/2013
Fayetteville(3)	NC	151	5,392	497	151	5,889	6,040	2,167	9/28/2007
Fayetteville(3)	NC	1,195	2,072	26	1,195	2,098	3,293	494	10/1/2015
Fayetteville(3)	NC	830	3,710	117	830	3,827	4,657	755	10/1/2015
Greensboro-High Point	NC	873	769	317	873	1,086	1,959	449	8/29/2007
Greenville	NC	1,597	6,008	5	1,597	6,013	7,610	41	11/16/2021
Jacksonville	NC	1,265	2,123	315	1,265	2,438	3,703	880	5/1/2015
Jacksonville	NC	921	5,415	11	921	5,426	6,347	66	9/30/2021
Jacksonville	NC	1,365	9,707	14	1,365	9,720	11,085	101	9/30/2021
Jacksonville	NC	1,180	3,435	11	1,180	3,446	4,626	47	9/30/2021
Nonmetropolitan Area	NC	530	2,394	23	530	2,417	2,947	651	12/11/2014
Nonmetropolitan Area	NC	667	2,066	22	667	2,087	2,754	597	12/11/2014
Nonmetropolitan Area	NC	2,093	2,045	167	2,093	2,212	4,305	573	8/4/2017
Nonmetropolitan Area	NC	173	2,193	39	173	2,232	2,405	447	7/17/2018
Nonmetropolitan Area(3)	NC	689	3,153	53	689	3,206	3,895	831	5/6/2015
Raleigh	NC	396	1,700	259	396	1,960	2,356	764	8/29/2007

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Raleigh	NC	393	1,190	266	393	1,456	1,849	564	8/29/2007
Raleigh	NC	907	2,913	202	907	3,116	4,023	1,156	8/29/2007
Raleigh	NC	3,154	13,124	11	3,154	13,134	16,288	160	9/13/2021
Raleigh(3)	NC	1,578	4,678	157	1,578	4,836	6,414	1,101	5/4/2015
Raleigh(3)	NC	1,075	6,716	54	1,075	6,770	7,845	240	12/22/2020
Wilmington	NC	1,283	1,747	349	1,141	2,096	3,237	792	8/29/2007
Wilmington	NC	1,881	4,618	105	1,881	4,723	6,604	1,131	5/1/2015
Wilmington	NC	1,720	9,032	147	1,720	9,180	10,900	947	11/7/2018
Wilmington	NC	2,021	8,136	142	2,021	8,278	10,299	932	11/7/2018
Wilmington	NC	3,083	12,487	135	3,083	12,623	15,706	1,207	11/7/2018
Wilmington	NC	1,398	3,007	—	1,398	3,007	4,405	20	11/23/2021
Wilmington	NC	3,050	12,841	2	3,050	12,844	15,894	21	12/20/2021
Wilmington(3)	NC	860	828	107	860	936	1,796	359	9/28/2007
Winston-Salem	NC	362	529	106	362	635	997	255	8/29/2007
Boston-Cambridge-Newton	NH	1,488	7,300	140	1,488	7,440	8,928	2,194	7/1/2014
Boston-Cambridge-Newton	NH	899	3,863	67	899	3,930	4,829	862	9/22/2015
Boston-Cambridge-Newton	NH	1,597	3,138	128	1,597	3,266	4,863	818	2/22/2016
Boston-Cambridge-Newton	NH	1,445	2,957	4,927	1,445	7,883	9,328	974	2/22/2016
Boston-Cambridge-Newton	NH	1,263	5,098	123	1,263	5,221	6,484	177	3/4/2021
Manchester-Nashua	NH	1,786	6,100	102	1,786	6,202	7,988	1,307	2/22/2016
Manchester-Nashua	NH	1,395	5,573	52	1,395	5,625	7,020	1,101	2/22/2016
Manchester-Nashua	NH	1,013	3,756	96	1,013	3,852	4,865	146	2/8/2021
Manchester-Nashua	NH	1,609	22,446	2	1,609	22,449	24,058	30	12/27/2021
Manchester-Nashua	NH	2,738	6,474	6	2,738	6,479	9,217	15	12/29/2021
Nonmetropolitan Area	NH	632	1,040	490	632	1,530	2,162	595	6/24/2013
Nonmetropolitan Area	NH	197	901	111	197	1,013	1,210	438	6/24/2013
Nonmetropolitan Area	NH	1,528	2,686	72	1,528	2,758	4,286	799	2/22/2016
Nonmetropolitan Area	NH	2,053	5,425	56	2,053	5,481	7,534	1,101	6/15/2017
Nonmetropolitan Area	NH	1,344	4,872	187	1,348	5,059	6,407	646	3/8/2019
New York-Newark-Jersey City	NJ	742	3,810	27	742	3,838	4,580	623	3/1/2019
New York-Newark-Jersey City	NJ	831	6,318	70	831	6,387	7,218	911	3/1/2019

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

New York-Newark-Jersey City	NJ	1,449	7,560	523	1,449	8,084	9,533	761	3/20/2020
New York-Newark-Jersey City	NJ	870	9,354	110	870	9,464	10,334	278	5/20/2021
Vineland-Bridgeton	NJ	180	5,831	279	180	6,110	6,290	743	4/15/2019
Albuquerque	NM	1,089	2,845	242	1,089	3,087	4,176	955	8/31/2016
Albuquerque	NM	854	3,436	121	854	3,558	4,412	756	9/19/2016
Albuquerque	NM	1,247	2,753	1,974	2,291	4,727	7,018	401	3/21/2019
Albuquerque	NM	2,448	11,065	181	2,448	11,245	13,693	888	5/20/2019
Albuquerque	NM	2,386	7,658	133	2,386	7,790	10,176	754	5/20/2019
Albuquerque	NM	1,122	13,265	2	1,122	13,267	14,389	18	12/15/2021
Carson City	NV	985	1,438	445	1,003	1,883	2,886	401	12/13/2018
Las Vegas-Henderson-Paradise	NV	1,169	3,616	263	1,169	3,880	5,049	1,786	12/23/2013
Las Vegas-Henderson-Paradise	NV	389	2,850	291	389	3,140	3,529	1,023	4/1/2014
Las Vegas-Henderson-Paradise	NV	794	1,406	463	794	1,869	2,663	734	7/1/2014
Las Vegas-Henderson-Paradise	NV	1,757	4,223	84	1,757	4,308	6,065	1,015	9/20/2016
Las Vegas-Henderson-Paradise	NV	1,121	1,510	261	1,121	1,771	2,892	527	9/20/2016
Las Vegas-Henderson-Paradise	NV	2,160	4,544	297	2,160	4,841	7,001	879	11/17/2016
Las Vegas-Henderson-Paradise	NV	2,362	8,445	199	2,362	8,645	11,007	1,216	8/15/2017
Las Vegas-Henderson-Paradise	NV	2,157	2,753	123	2,157	2,875	5,032	580	8/15/2017
Las Vegas-Henderson-Paradise	NV	1,296	8,039	236	1,296	8,274	9,570	1,113	8/15/2017
Las Vegas-Henderson-Paradise	NV	828	2,030	355	828	2,386	3,214	537	8/29/2017
Las Vegas-Henderson-Paradise	NV	3,864	2,870	1,115	3,976	3,985	7,961	1,106	8/29/2017
Las Vegas-Henderson-Paradise	NV	1,047	7,413	383	1,047	7,796	8,843	1,124	4/11/2018
Reno	NV	1,141	6,947	5	1,141	6,952	8,093	75	9/30/2021
New York-Newark-Jersey City	NY	1,191	11,389	20	1,191	11,408	12,599	417	12/22/2020
Canton-Massillon	OH	83	2,911	53	83	2,963	3,046	622	11/10/2016
Canton-Massillon	OH	292	2,107	131	292	2,238	2,530	937	11/10/2016
Cincinnati	OH	2,059	11,660	71	2,059	11,730	13,789	1,625	9/6/2018
Cincinnati	OH	449	3,681	9	449	3,689	4,138	106	5/20/2021
Cincinnati	OH	940	3,193	10	940	3,203	4,143	79	7/19/2021
Cincinnati	OH	1,210	10,345	3	1,210	10,348	11,558	17	12/2/2021
Cleveland-Elyria	OH	169	2,702	60	169	2,762	2,931	552	11/10/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Cleveland-Elyria	OH	193	3,323	49	193	3,371	3,564	604	11/10/2016
Cleveland-Elyria	OH	490	1,050	34	490	1,084	1,574	347	11/10/2016
Cleveland-Elyria	OH	845	4,916	42	845	4,958	5,803	1,032	11/10/2016
Cleveland-Elyria	OH	842	2,044	42	842	2,087	2,929	694	11/10/2016
Mount Vernon	OH	373	3,270	7	373	3,277	3,650	39	9/24/2021
Springfield	OH	398	2,307	12	398	2,319	2,717	26	9/24/2021
Oklahoma City	OK	388	3,142	259	388	3,401	3,789	1,314	5/29/2007
Oklahoma City	OK	213	1,383	123	213	1,506	1,719	586	5/29/2007
Oklahoma City	OK	561	2,355	641	561	2,996	3,557	1,286	5/29/2007
Oklahoma City	OK	349	2,368	631	349	3,000	3,349	1,296	5/29/2007
Oklahoma City	OK	466	2,544	130	466	2,674	3,140	1,029	5/29/2007
Oklahoma City	OK	144	1,576	237	144	1,814	1,958	750	5/29/2007
Oklahoma City	OK	168	1,696	307	168	2,003	2,171	811	5/29/2007
Oklahoma City	OK	220	1,606	145	220	1,750	1,970	689	5/30/2007
Oklahoma City	OK	376	1,460	70	376	1,529	1,905	573	5/30/2007
Oklahoma City	OK	337	2,788	114	337	2,902	3,239	1,102	5/30/2007
Oklahoma City	OK	814	3,161	1,266	814	4,428	5,242	1,428	5/30/2007
Oklahoma City	OK	590	1,502	1,827	590	3,328	3,918	1,181	8/29/2007
Oklahoma City	OK	205	1,772	605	205	2,377	2,582	969	5/1/2009
Oklahoma City	Ok	701	4,926	17	701	4,942	5,643	864	9/1/2016
Oklahoma City	OK	888	4,310	29	888	4,339	5,227	170	12/29/2020
Oklahoma City	OK	591	1,413	11	591	1,424	2,015	73	12/30/2020
Oklahoma City	OK	1,771	4,973	46	1,771	5,019	6,790	245	12/31/2020
Tulsa	OK	548	1,892	113	548	2,005	2,553	758	8/29/2007
Tulsa	OK	764	1,386	457	764	1,843	2,607	760	8/29/2007
Tulsa	OK	1,305	2,533	187	1,305	2,720	4,025	1,044	8/29/2007
Tulsa	OK	940	2,196	385	940	2,581	3,521	1,027	8/29/2007
Tulsa	OK	59	466	402	59	868	927	370	8/29/2007
Tulsa	OK	426	1,424	300	426	1,724	2,150	730	8/29/2007
Tulsa	OK	250	667	296	250	963	1,213	368	8/29/2007
Tulsa	OK	492	1,343	202	492	1,545	2,037	541	4/1/2008

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Tulsa	OK	505	1,346	788	505	2,134	2,639	960	4/1/2008
Tulsa	OK	466	1,270	159	466	1,429	1,895	539	4/1/2008
Tulsa(3)	OK	944	2,085	114	944	2,200	3,144	769	2/14/2008
Tulsa(3)	OK	892	2,421	32	892	2,453	3,345	871	2/14/2008
Tulsa(3)	OK	1,103	4,431	558	1,103	4,989	6,092	2,581	6/10/2013
Oklahoma City	OK	1,082	4,218	30	1,082	4,249	5,331	900	1/1/2016
Oklahoma City	OK	736	2,925	23	736	2,948	3,684	757	1/1/2016
Oklahoma City	OK	1,135	3,759	44	1,135	3,803	4,938	847	1/1/2016
Bend-Redmond	OR	295	1,369	96	295	1,466	1,761	567	4/1/2013
Bend-Redmond	OR	1,692	2,410	83	1,692	2,493	4,185	1,198	4/1/2013
Bend-Redmond	OR	690	1,983	856	690	2,839	3,529	892	5/1/2014
Bend-Redmond	OR	722	2,151	16	722	2,167	2,889	714	5/1/2014
Bend-Redmond	OR	800	2,836	24	800	2,860	3,660	939	5/1/2014
Bend-Redmond	OR	2,688	10,731	111	2,688	10,842	13,530	2,319	4/15/2016
Bend-Redmond	OR	1,297	15,292	—	1,297	15,291	16,588	19	12/15/2021
Bend-Redmond(3)	OR	571	1,917	89	571	2,006	2,577	643	6/10/2013
Bend-Redmond(3)	OR	397	1,180	190	397	1,370	1,767	675	6/10/2013
Corvallis	OR	382	1,465	50	382	1,514	1,896	603	12/30/2013
Eugene	OR	710	1,539	181	710	1,720	2,430	653	4/1/2013
Eugene	OR	842	1,674	60	842	1,735	2,577	721	4/1/2013
Eugene	OR	728	3,230	262	728	3,492	4,220	887	12/30/2013
Eugene	OR	1,601	2,686	176	1,601	2,862	4,463	1,361	4/1/2014
Eugene(3)	OR	414	1,990	18	414	2,007	2,421	566	6/10/2013
Eugene(3)	OR	1,149	2,061	169	1,149	2,231	3,380	716	6/10/2013
Nonmetropolitan Area(3)	OR	474	1,789	194	474	1,984	2,458	666	6/10/2013
Nonmetropolitan Area	OR	427	1,648	43	427	1,690	2,117	503	8/27/2014
Nonmetropolitan Area	OR	997	1,874	22	997	1,897	2,894	565	12/1/2014
Nonmetropolitan Area	OR	1,108	2,100	33	1,108	2,133	3,241	683	12/5/2014
Nonmetropolitan Area	OR	658	4,572	91	658	4,663	5,321	420	1/31/2020
Portland-Vancouver-Hillsboro	OR	851	2,063	31	851	2,093	2,944	623	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,704	2,313	258	1,708	2,572	4,280	980	4/1/2013

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Portland-Vancouver-Hillsboro	OR	1,254	2,787	70	1,254	2,857	4,111	850	4/1/2013
Portland-Vancouver-Hillsboro	OR	2,808	4,437	62	2,808	4,498	7,306	1,544	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,015	2,184	20	1,015	2,204	3,219	674	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,496	3,372	333	1,496	3,705	5,201	1,019	6/24/2013
Portland-Vancouver-Hillsboro	OR	954	3,026	142	954	3,168	4,122	824	6/24/2013
Portland-Vancouver-Hillsboro	OR	1,627	2,388	156	1,627	2,545	4,172	768	6/24/2013
Portland-Vancouver-Hillsboro	OR	2,509	4,200	359	2,509	4,560	7,069	1,354	12/30/2013
Portland-Vancouver-Hillsboro	OR	787	1,915	89	787	2,004	2,791	598	12/30/2013
Portland-Vancouver-Hillsboro	OR	1,703	4,729	48	1,703	4,776	6,479	1,302	4/1/2014
Portland-Vancouver-Hillsboro	OR	738	2,483	26	738	2,508	3,246	675	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,690	2,995	245	1,690	3,240	4,930	713	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,200	9,531	409	1,200	9,940	11,140	3,728	5/30/2014
Portland-Vancouver-Hillsboro	OR	401	3,718	123	401	3,841	4,242	1,175	5/30/2014
Portland-Vancouver-Hillsboro	OR	1,160	3,291	45	1,160	3,335	4,495	989	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,435	4,342	24	1,435	4,365	5,800	1,296	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,478	4,127	16	1,478	4,143	5,621	1,220	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,402	3,196	56	1,402	3,252	4,654	912	6/30/2014
Portland-Vancouver-Hillsboro	OR	3,538	4,938	31	3,398	4,011	7,409	1,181	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,501	3,136	32	1,501	3,168	4,669	933	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,746	3,393	43	1,746	3,436	5,182	1,047	8/27/2014
Portland-Vancouver-Hillsboro	OR	1,014	3,017	45	1,014	3,062	4,076	969	8/27/2014
Portland-Vancouver-Hillsboro	OR	2,202	3,477	311	2,202	3,788	5,990	1,207	10/20/2014
Portland-Vancouver-Hillsboro	OR	1,764	7,360	31	1,764	7,391	9,155	1,923	12/16/2014
Portland-Vancouver-Hillsboro	OR	2,670	8,709	102	2,670	8,811	11,481	1,537	8/10/2015
Portland-Vancouver-Hillsboro	OR	410	622	185	410	808	1,218	242	7/14/2016
Portland-Vancouver-Hillsboro	OR	1,258	6,298	12	1,258	6,311	7,569	950	11/21/2016
Portland-Vancouver-Hillsboro	OR	2,334	7,726	67	2,339	7,792	10,131	1,470	12/6/2016
Portland-Vancouver-Hillsboro	OR	860	3,740	5	860	3,746	4,606	610	1/11/2017
Portland-Vancouver-Hillsboro	OR	771	4,121	6	771	4,128	4,899	558	11/15/2017
Portland-Vancouver-Hillsboro	OR	2,002	14,445	250	2,002	14,695	16,697	2,400	12/14/2017
Portland-Vancouver-Hillsboro	OR	1,048	3,549	45	1,048	3,594	4,642	590	8/16/2018

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Portland-Vancouver-Hillsboro	OR	857	7,791	—	857	7,792	8,649	222	1/29/2021
Portland-Vancouver-Hillsboro	OR	1,982	15,574	—	1,982	15,573	17,555	20	12/15/2021
Portland-Vancouver-Hillsboro	OR	1,325	13,631	—	1,325	13,630	14,955	17	12/15/2021
Portland-Vancouver-Hillsboro	OR	937	13,238	—	937	13,238	14,175	16	12/15/2021
Portland-Vancouver-Hillsboro(3)	OR	1,077	3,008	232	1,077	3,241	4,318	929	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,072	2,629	162	1,072	2,792	3,864	894	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	2,217	3,766	80	2,217	3,846	6,063	1,083	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,334	2,324	256	1,334	2,580	3,914	856	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	996	2,525	193	996	2,717	3,713	879	6/10/2013
Salem	OR	1,405	2,650	443	1,405	3,094	4,499	1,309	4/1/2014
Salem	OR	492	1,248	490	660	1,738	2,398	415	4/20/2016
Salem	OR	472	2,880	4	472	2,885	3,357	307	10/24/2018
Salem	OR	408	2,221	62	408	2,282	2,690	306	2/1/2019
Salem	OR	1,709	6,225	1,258	2,053	7,483	9,536	402	4/24/2020
Salem	OR	1,082	8,359	18	1,082	8,376	9,458	150	7/15/2021
Salem	OR	633	7,340	—	633	7,340	7,973	14	12/15/2021
East Stroudsburg	PA	2,292	5,653	121	2,292	5,773	8,065	154	5/18/2021
Lancaster	PA	1,393	6,642	26	1,393	6,667	8,060	873	3/1/2019
Lancaster	PA	712	3,821	21	712	3,842	4,554	547	3/1/2019
Lancaster	PA	599	4,712	36	599	4,748	5,347	456	3/1/2019
Lancaster	PA	520	2,135	19	520	2,154	2,674	249	3/1/2019
Lancaster	PA	671	5,098	18	671	5,116	5,787	291	7/14/2020
Lancaster	PA	1,706	11,180	54	1,706	11,234	12,940	613	9/16/2020
Lancaster	PA	550	2,405	—	550	2,405	2,955	5	12/28/2021
Lancaster	PA	910	1,697	8	910	1,704	2,614	5	12/28/2021
Philadelphia-Camden-Wilmington	PA	625	7,377	228	625	7,605	8,230	824	4/15/2019
Pittsburgh	PA	836	4,185	84	836	4,269	5,105	133	3/11/2021
Pittsburgh	PA	612	1,395	107	612	1,503	2,115	65	3/31/2021
York-Hanover	PA	586	3,266	24	586	3,289	3,875	546	3/1/2019
York-Hanover	PA	413	7,456	—	413	7,456	7,869	172	7/16/2021
York-Hanover	PA	1,269	5,025	13	1,269	5,037	6,306	52	11/10/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

York-Hanover	PA	854	2,588	3	854	2,591	3,445	5	12/21/2021
York-Hanover	PA	1,055	1,904	1	1,055	1,905	2,960	5	12/29/2021
Ponce	PR	745	4,813	35	745	4,848	5,593	747	9/6/2018
San Juan-Carolina-Caguas	PR	1,095	8,073	68	1,095	8,141	9,236	968	9/6/2018
San Juan-Carolina-Caguas	PR	1,205	9,967	89	1,205	10,056	11,261	1,039	9/6/2018
San Juan-Carolina-Caguas	PR	1,266	15,805	100	1,266	15,905	17,171	1,399	9/6/2018
San Juan-Carolina-Caguas	PR	356	1,892	93	356	1,985	2,341	309	9/6/2018
San Juan-Carolina-Caguas	PR	573	2,373	403	573	2,776	3,349	457	9/6/2018
San Juan-Carolina-Caguas	PR	227	13,811	55	227	13,866	14,093	249	4/7/2021
San Juan-Carolina-Caguas	PR	374	21,717	101	374	21,819	22,193	390	4/7/2021
San Juan-Carolina-Caguas	PR	556	15,631	238	556	15,869	16,425	288	4/7/2021
San Juan-Carolina-Caguas	PR	398	8,235	95	398	8,330	8,728	194	4/7/2021
San Juan-Carolina-Caguas	PR	1,450	35,981	76	1,450	36,058	37,508	661	4/7/2021
San Juan-Carolina-Caguas	PR	1,621	25,741	76	1,621	25,817	27,438	564	4/7/2021
San Juan-Carolina-Caguas	PR	1,640	30,698	282	1,640	30,981	32,621	671	4/7/2021
San Juan-Carolina-Caguas	PR	408	10,877	79	408	10,957	11,365	238	4/7/2021
Augusta-Richmond County	SC	1,692	10,244	1	1,692	10,244	11,936	47	11/9/2021
Charlotte-Concord-Gastonia	SC	924	3,086	97	924	3,182	4,106	791	5/4/2015
Greenville-Anderson-Mauldin	SC	82	838	194	82	1,032	1,114	402	8/29/2007
Greenville-Anderson-Mauldin	SC	92	976	203	92	1,179	1,271	469	8/29/2007
Spartanburg	SC	535	1,934	67	535	2,002	2,537	547	11/12/2015
Knoxville	TN	717	4,259	12	717	4,271	4,988	38	10/20/2021
Knoxville	TN	1,286	7,627	4	1,286	7,631	8,917	61	10/20/2021
Knoxville	TN	1,463	6,355	4	1,463	6,359	7,822	63	10/20/2021
Knoxville	TN	911	4,088	8	911	4,096	5,007	32	10/20/2021
Knoxville	TN	1,053	4,984	12	1,053	4,997	6,050	43	10/20/2021
Knoxville	TN	851	2,822	11	851	2,834	3,685	30	10/20/2021
Knoxville	TN	1,922	9,663	17	1,922	9,680	11,602	79	10/20/2021
Knoxville	TN	1,250	4,244	8	1,250	4,253	5,503	50	10/20/2021
Knoxville	TN	2,249	5,535	—	2,249	5,535	7,784	41	11/30/2021
Knoxville	TN	665	12,075	2	665	12,077	12,742	16	12/21/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Memphis	TN	533	8,943	980	533	9,923	10,456	466	12/17/2020
Memphis	TN	1,168	6,438	—	1,168	6,438	7,606	13	12/15/2021
Nashville-Davidson-Murfreesboro-Franklin	TN	1,303	3,668	28	1,303	3,696	4,999	101	5/24/2021
Amarillo	TX	1,129	5,861	11	1,129	5,871	7,000	49	10/21/2021
Amarillo	TX	794	7,231	11	794	7,242	8,036	48	10/21/2021
Amarillo	TX	1,051	6,729	61	1,051	6,791	7,842	52	10/21/2021
Amarillo	TX	1,761	4,828	8,745	1,761	13,572	15,333	107	10/21/2021
Amarillo	TX	1,357	9,020	8	1,357	9,028	10,385	78	10/21/2021
Amarillo	TX	1,206	10,978	10	1,206	10,988	12,194	76	10/21/2021
Amarillo(3)	TX	80	877	114	80	991	1,071	348	5/1/2009
Amarillo(3)	TX	78	697	166	78	863	941	326	5/1/2009
Amarillo(3)	TX	147	810	159	147	969	1,116	342	5/1/2009
Austin-Round Rock	TX	937	5,319	115	937	5,434	6,371	1,385	6/24/2013
Austin-Round Rock	TX	1,395	2,790	44	1,395	2,834	4,229	1,049	6/24/2013
Austin-Round Rock	TX	768	1,923	368	768	2,291	3,059	747	10/29/2014
Austin-Round Rock	TX	936	6,446	216	695	6,663	7,358	883	10/19/2017
Austin-Round Rock	TX	1,783	17,579	136	1,783	17,715	19,498	1,878	6/7/2019
Austin-Round Rock	TX	605	8,703	45	605	8,748	9,353	759	6/7/2019
Austin-Round Rock	TX	1,014	7,645	41	1,014	7,685	8,699	253	12/29/2020
Austin-Round Rock	TX	2,022	6,547	225	2,022	6,773	8,795	273	12/29/2020
Austin-Round Rock	TX	1,243	8,266	25	1,243	8,292	9,535	255	12/29/2020
Austin-Round Rock	TX	956	5,929	44	956	5,974	6,930	70	9/16/2021
Austin-Round Rock	TX	1,143	4,357	38	1,143	4,395	5,538	63	9/16/2021
Austin-Round Rock	TX	1,495	9,343	22	1,495	9,365	10,860	124	9/30/2021
Beaumont-Port Arthur	TX	841	4,585	12	841	4,597	5,438	66	9/30/2021
Beaumont-Port Arthur	TX	435	3,449	10	435	3,459	3,894	30	9/30/2021
Brownsville-Harlingen	TX	845	2,364	254	845	2,617	3,462	640	9/4/2014
Brownsville-Harlingen	TX	639	1,674	669	639	2,343	2,982	580	9/4/2014
Brownsville-Harlingen	TX	386	2,798	396	386	3,194	3,580	723	5/2/2016
Brownsville-Harlingen	TX	1,577	7,825	114	1,577	7,939	9,516	511	1/23/2020
Brownsville-Harlingen	TX	920	4,040	44	920	4,084	5,004	271	1/23/2020

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Brownsville-Harlingen	TX	958	7,665	94	958	7,759	8,717	585	1/23/2020
Brownsville-Harlingen	TX	721	5,605	81	721	5,686	6,407	371	1/23/2020
Brownsville-Harlingen	TX	677	4,220	94	677	4,315	4,992	266	1/23/2020
Brownsville-Harlingen	TX	896	5,990	75	896	6,065	6,961	348	1/23/2020
Brownsville-Harlingen	TX	320	1,612	58	320	1,669	1,989	123	1/23/2020
Brownsville-Harlingen	TX	1,203	6,005	85	1,203	6,089	7,292	380	1/23/2020
Brownsville-Harlingen	TX	981	4,851	96	981	4,947	5,928	311	1/23/2020
Brownsville-Harlingen	TX	1,008	5,968	101	1,008	6,070	7,078	429	1/23/2020
Brownsville-Harlingen	TX	1,308	7,426	267	1,308	7,693	9,001	498	1/23/2020
Brownsville-Harlingen	TX	490	3,163	53	490	3,216	3,706	230	1/23/2020
Brownsville-Harlingen	TX	445	1,804	212	449	2,017	2,466	104	10/16/2020
College Station-Bryan	TX	618	2,512	143	618	2,655	3,273	983	8/29/2007
College Station-Bryan	TX	551	349	282	551	631	1,182	290	8/29/2007
College Station-Bryan	TX	295	988	187	295	1,176	1,471	417	4/1/2008
College Station-Bryan	TX	51	123	81	51	204	255	92	4/1/2008
College Station-Bryan	TX	110	372	195	110	568	678	193	4/1/2008
College Station-Bryan	TX	62	208	26	62	234	296	87	4/1/2008
Corpus Christi	TX	623	4,995	52	623	5,047	5,670	150	1/28/2021
Corpus Christi	TX	1,121	7,318	39	1,121	7,358	8,479	66	10/21/2021
Corpus Christi	TX	1,811	7,912	85	1,811	7,997	9,808	86	10/21/2021
Corpus Christi	TX	796	4,572	66	796	4,638	5,434	40	10/21/2021
Corpus Christi	TX	862	5,791	84	862	5,876	6,738	50	10/21/2021
Corpus Christi	TX	686	3,903	76	686	3,979	4,665	35	10/21/2021
Corpus Christi	TX	747	7,233	1	747	7,234	7,981	12	12/17/2021
Corpus Christi	TX	1,195	7,404	1	1,195	7,406	8,601	13	12/17/2021
Corpus Christi	TX	1,226	24,192	1	1,226	24,192	25,418	32	12/17/2021
Corpus Christi	TX	1,610	10,786	1	1,610	10,787	12,397	25	12/17/2021
Corpus Christi	TX	921	13,071	—	921	13,072	13,993	18	12/17/2021
Corpus Christi	TX	1,168	17,077	1	1,168	17,078	18,246	23	12/17/2021
Corpus Christi	TX	471	2,985	1	471	2,986	3,457	5	12/17/2021
Dallas-Fort Worth-Arlington	TX	164	865	54	164	919	1,083	351	8/29/2007

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Dallas-Fort Worth-Arlington	TX	155	105	56	155	161	316	74	9/28/2007
Dallas-Fort Worth-Arlington	TX	98	282	222	98	504	602	230	9/28/2007
Dallas-Fort Worth-Arlington	TX	264	106	166	264	272	536	149	9/28/2007
Dallas-Fort Worth-Arlington	TX	1,388	4,195	225	1,388	4,420	5,808	1,194	6/24/2013
Dallas-Fort Worth-Arlington	TX	1,859	5,293	181	1,859	5,475	7,334	1,487	7/25/2013
Dallas-Fort Worth-Arlington	TX	379	2,212	168	379	2,380	2,759	909	7/25/2013
Dallas-Fort Worth-Arlington	TX	1,397	5,250	121	1,397	5,371	6,768	1,403	7/25/2013
Dallas-Fort Worth-Arlington	TX	3,587	10,098	543	3,587	10,641	14,228	1,881	7/25/2013
Dallas-Fort Worth-Arlington	TX	649	1,637	195	649	1,832	2,481	843	7/25/2013
Dallas-Fort Worth-Arlington	TX	396	1,411	432	396	1,843	2,239	758	4/29/2015
Dallas-Fort Worth-Arlington	TX	1,263	3,346	322	1,263	3,668	4,931	1,163	10/19/2015
Dallas-Fort Worth-Arlington	TX	1,421	2,349	568	1,421	2,917	4,338	919	6/1/2016
Dallas-Fort Worth-Arlington	TX	710	3,578	147	710	3,723	4,433	774	10/19/2017
Dallas-Fort Worth-Arlington	TX	421	2,668	195	401	2,863	3,264	547	10/19/2017
Dallas-Fort Worth-Arlington	TX	3,034	5,862	105	3,034	5,968	9,002	321	12/8/2020
Dallas-Fort Worth-Arlington	TX	1,482	11,485	18	1,482	11,503	12,985	168	8/16/2021
Dallas-Fort Worth-Arlington	TX	1,059	5,335	25	1,059	5,360	6,419	95	8/20/2021
Dallas-Fort Worth-Arlington	TX	1,240	5,539	13	1,240	5,552	6,792	104	8/20/2021
Dallas-Fort Worth-Arlington	TX	1,293	7,277	9	1,293	7,285	8,578	80	9/16/2021
Dallas-Fort Worth-Arlington	TX	1,132	6,370	9	1,132	6,379	7,511	74	9/30/2021
Dallas-Fort Worth-Arlington	TX	933	5,930	—	933	5,930	6,863	26	11/30/2021
Dallas-Fort Worth-Arlington	TX	981	5,095	—	981	5,095	6,076	26	11/30/2021
Dallas-Fort Worth-Arlington	TX	1,353	10,048	2	1,353	10,050	11,403	45	11/30/2021
Dallas-Fort Worth-Arlington(3)	TX	376	803	138	383	941	1,324	391	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	338	681	112	338	793	1,131	304	9/28/2007
El Paso	TX	338	1,275	47	338	1,321	1,659	495	8/29/2007
El Paso	TX	94	400	172	94	573	667	233	8/29/2007
El Paso	TX	1,209	6,802	15	1,209	6,817	8,026	63	10/21/2021
El Paso	TX	1,361	6,403	15	1,361	6,417	7,778	54	10/21/2021
El Paso	TX	1,340	7,197	15	1,340	7,212	8,552	58	10/21/2021
Houston-The Woodlands-Sugar Land	TX	698	2,648	299	698	2,948	3,646	798	7/20/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Houston-The Woodlands-Sugar Land	TX	1,042	3,061	538	1,042	3,599	4,641	1,021	1/22/2016
Houston-The Woodlands-Sugar Land	TX	1,426	2,910	285	1,426	3,194	4,620	702	6/13/2017
Houston-The Woodlands-Sugar Land	TX	826	3,683	258	826	3,942	4,768	796	1/4/2018
Houston-The Woodlands-Sugar Land	TX	649	4,077	95	649	4,172	4,821	779	1/4/2018
Houston-The Woodlands-Sugar Land	TX	291	4,980	91	598	5,071	5,669	439	5/7/2019
Houston-The Woodlands-Sugar Land	TX	539	2,664	16	539	2,680	3,219	272	6/7/2019
Houston-The Woodlands-Sugar Land	TX	4,004	4,991	111	4,004	5,101	9,105	838	6/7/2019
Houston-The Woodlands-Sugar Land	TX	2,959	5,875	80	2,959	5,955	8,914	694	6/7/2019
Houston-The Woodlands-Sugar Land	TX	799	4,769	75	799	4,844	5,643	470	6/7/2019
Houston-The Woodlands-Sugar Land	TX	687	3,668	92	687	3,761	4,448	420	6/7/2019
Houston-The Woodlands-Sugar Land	TX	295	2,403	64	295	2,467	2,762	231	6/7/2019
Houston-The Woodlands-Sugar Land	TX	2,613	10,645	38	2,613	10,683	13,296	380	12/29/2020
Houston-The Woodlands-Sugar Land	TX	2,545	9,051	57	2,545	9,108	11,653	337	12/29/2020
Houston-The Woodlands-Sugar Land	TX	2,163	7,364	70	2,163	7,434	9,597	307	12/29/2020
Houston-The Woodlands-Sugar Land	TX	4,719	9,290	82	4,719	9,373	14,092	334	12/29/2020
Houston-The Woodlands-Sugar Land	TX	1,430	5,283	45	1,430	5,329	6,759	212	12/29/2020
Houston-The Woodlands-Sugar Land	TX	1,582	7,451	33	1,582	7,484	9,066	272	12/29/2020
Houston-The Woodlands-Sugar Land	TX	695	4,464	28	695	4,491	5,186	162	12/31/2020
Houston-The Woodlands-Sugar Land	TX	773	5,394	20	773	5,413	6,186	223	1/26/2021
Houston-The Woodlands-Sugar Land	TX	2,523	11,383	562	2,523	11,945	14,468	364	3/30/2021
Houston-The Woodlands-Sugar Land	TX	498	8,174	2	498	8,175	8,673	100	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,328	7,937	6	1,328	7,943	9,271	83	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,541	6,241	6	1,541	6,247	7,788	67	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,175	2,421	9	1,175	2,430	3,605	36	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,521	8,522	3	1,521	8,525	10,046	90	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,252	10,789	4	1,252	10,794	12,046	102	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,694	6,743	9	1,694	6,752	8,446	91	9/30/2021
Houston-The Woodlands-Sugar Land	TX	1,242	7,364	6	1,242	7,369	8,611	75	9/30/2021
Houston-The Woodlands-Sugar Land	TX	2,274	4,927	3	2,274	4,930	7,204	59	9/30/2021
Houston-The Woodlands-Sugar Land	TX	1,918	7,639	12	1,918	7,651	9,569	94	9/30/2021
Houston-The Woodlands-Sugar Land	TX	2,060	9,330	11	2,060	9,341	11,401	104	9/30/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Houston-The Woodlands-Sugar Land	TX	979	4,953	7	979	4,959	5,938	50	10/21/2021
Houston-The Woodlands-Sugar Land	TX	2,417	11,612	—	2,417	11,612	14,029	59	11/17/2021
Houston-The Woodlands-Sugar Land	TX	1,149	12,955	8	1,149	12,964	14,113	52	11/30/2021
Houston-The Woodlands-Sugar Land	TX	1,367	11,405	2	1,367	11,407	12,774	42	11/30/2021
Houston-The Woodlands-Sugar Land	TX	1,632	8,689	1	1,632	8,690	10,322	14	12/16/2021
Houston-The Woodlands-Sugar Land	TX	1,489	14,991	1	1,489	14,992	16,481	21	12/17/2021
Houston-The Woodlands-Sugar Land	TX	1,687	6,854	—	1,687	6,854	8,541	12	12/17/2021
Houston-The Woodlands-Sugar Land	TX	1,549	9,063	—	1,549	9,063	10,612	14	12/17/2021
Houston-The Woodlands-Sugar Land	TX	2,350	11,795	—	2,350	11,795	14,145	19	12/17/2021
Houston-The Woodlands-Sugar Land	TX	1,471	13,018	—	1,471	13,019	14,490	18	12/17/2021
Houston-The Woodlands-Sugar Land	TX	1,592	10,301	—	1,592	10,301	11,893	15	12/17/2021
Killeen-Temple	TX	203	4,065	268	203	4,333	4,536	737	2/2/2017
Killeen-Temple	TX	1,128	6,149	251	1,128	6,400	7,528	1,139	8/8/2017
Killeen-Temple	TX	721	4,166	69	721	4,235	4,956	328	12/13/2019
Killeen-Temple	TX	3,068	7,659	19	3,068	7,677	10,745	99	9/30/2021
Killeen-Temple	TX	1,500	8,514	39	1,500	8,554	10,054	92	9/30/2021
Livingston	TX	368	6,938	8	368	6,946	7,314	78	9/16/2021
Longview	TX	2,466	3,559	253	2,466	3,812	6,278	1,062	6/19/2014
Longview	TX	907	6,668	2	907	6,670	7,577	11	12/20/2021
Longview(3)	TX	651	671	109	651	780	1,431	276	5/1/2009
Longview(3)	TX	104	489	171	104	659	763	227	5/1/2009
Longview(3)	TX	310	966	213	310	1,178	1,488	403	5/1/2009
Lubbock	TX	1,642	7,190	12	1,642	7,202	8,844	69	10/21/2021
Lubbock	TX	1,285	9,630	14	1,285	9,644	10,929	69	10/21/2021
McAllen–Edinburg–Mission	TX	1,217	2,738	336	1,243	3,074	4,317	1,226	7/31/2014
McAllen–Edinburg–Mission	TX	1,972	4,517	144	1,972	4,661	6,633	1,464	9/4/2014
McAllen–Edinburg–Mission	TX	1,295	3,929	158	1,295	4,086	5,381	1,256	9/4/2014
McAllen–Edinburg–Mission	TX	3,079	7,574	167	3,087	7,741	10,828	2,565	9/4/2014
McAllen–Edinburg–Mission	TX	1,017	3,261	109	1,017	3,370	4,387	1,018	9/4/2014
McAllen–Edinburg–Mission	TX	803	2,914	144	803	3,058	3,861	766	9/4/2014
McAllen–Edinburg–Mission	TX	2,249	4,966	88	2,249	5,055	7,304	1,637	9/4/2014

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

McAllen–Edinburg–Mission	TX	1,118	3,568	129	1,118	3,697	4,815	977	9/4/2014
McAllen–Edinburg–Mission	TX	627	4,400	82	627	4,481	5,108	266	1/23/2020
McAllen–Edinburg–Mission	TX	965	4,526	68	965	4,594	5,559	333	1/23/2020
McAllen–Edinburg–Mission	TX	863	6,582	59	863	6,640	7,503	468	1/23/2020
McAllen–Edinburg–Mission	TX	378	3,485	38	378	3,524	3,902	214	1/23/2020
McAllen–Edinburg–Mission	TX	654	3,966	50	654	4,016	4,670	261	1/23/2020
McAllen–Edinburg–Mission	TX	675	4,701	35	675	4,736	5,411	291	1/23/2020
McAllen–Edinburg–Mission	TX	625	4,372	72	625	4,445	5,070	272	1/23/2020
McAllen–Edinburg–Mission	TX	829	6,809	85	829	6,894	7,723	399	1/23/2020
McAllen–Edinburg–Mission	TX	227	1,199	72	227	1,271	1,498	91	1/23/2020
McAllen–Edinburg–Mission	TX	620	4,093	32	620	4,124	4,744	299	1/23/2020
McAllen–Edinburg–Mission	TX	787	3,753	56	787	3,809	4,596	244	1/23/2020
McAllen–Edinburg–Mission	TX	1,461	6,659	76	1,461	6,735	8,196	238	12/10/2020
McAllen–Edinburg–Mission	TX	664	5,228	35	664	5,263	5,927	59	9/30/2021
Midland	TX	1,746	8,920	10	1,746	8,930	10,676	80	10/21/2021
Midland(3)	TX	691	1,588	175	691	1,762	2,453	602	5/1/2009
Nonmetropolitan Area	TX	959	1,640	60	959	1,701	2,660	512	6/25/2014
Nonmetropolitan Area	TX	184	1,627	11	184	1,637	1,821	23	9/16/2021
Nonmetropolitan Area	TX	652	15,943	15	652	15,958	16,610	211	9/16/2021
Nonmetropolitan Area	TX	242	2,004	17	242	2,021	2,263	30	9/16/2021
Nonmetropolitan Area	TX	931	6,580	13	931	6,593	7,524	48	10/21/2021
Odessa(3)	TX	168	561	136	168	697	865	248	5/1/2009
San Angelo(3)	TX	381	986	128	381	1,113	1,494	370	5/1/2009
San Antonio-New Braunfels	TX	614	2,640	118	614	2,757	3,371	928	4/1/2014
San Antonio-New Braunfels	TX	715	4,566	220	715	4,786	5,501	815	10/19/2017
San Antonio-New Braunfels	TX	275	4,893	518	275	5,411	5,686	444	6/7/2019
San Antonio-New Braunfels	TX	715	4,222	106	715	4,328	5,043	361	1/23/2020
San Antonio-New Braunfels	TX	576	2,754	81	576	2,835	3,411	204	1/23/2020
San Antonio-New Braunfels	TX	747	3,198	84	747	3,281	4,028	230	1/23/2020
San Antonio-New Braunfels	TX	656	2,496	17	656	2,512	3,168	160	1/23/2020
San Antonio-New Braunfels	TX	1,550	8,173	113	1,550	8,286	9,836	519	1/23/2020

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

San Antonio-New Braunfels	TX	1,014	4,809	77	1,014	4,887	5,901	321	1/23/2020
San Antonio-New Braunfels	TX	974	8,545	122	974	8,666	9,640	265	12/29/2020
San Antonio-New Braunfels	TX	3,683	4,394	5	3,683	4,399	8,082	234	12/31/2020
San Antonio-New Braunfels	TX	2,470	9,927	—	2,470	9,926	12,396	114	9/16/2021
San Antonio-New Braunfels	TX	2,243	7,963	23	2,243	7,985	10,228	106	9/29/2021
San Antonio-New Braunfels	TX	1,021	9,062	3	1,021	9,064	10,085	88	9/29/2021
San Antonio-New Braunfels	TX	1,350	4,793	10	1,350	4,803	6,153	63	9/30/2021
Victoria	TX	1,202	20,311	1	1,202	20,312	21,514	27	12/17/2021
Victoria	TX	757	8,276	1	757	8,277	9,034	11	12/17/2021
Wichita Falls	TX	830	1,945	15	830	1,959	2,789	95	2/16/2021
Wichita Falls	TX	2,146	2,236	4,482	2,146	6,719	8,865	86	5/25/2021
Provo-Orem	UT	1,063	2,468	2	1,063	2,470	3,533	6	12/20/2021
Danville	VA	883	5,553	2	883	5,555	6,438	62	9/30/2021
Lynchburg	VA	1,417	2,744	67	1,417	2,811	4,228	107	4/30/2021
Washington-Arlington-Alexandria	VA	1,516	12,633	83	1,516	12,715	14,231	1,724	7/21/2017
Longview	WA	448	2,356	45	449	2,401	2,850	603	9/3/2015
Nonmetropolitan Area(3)	WA	810	1,530	20	810	1,551	2,361	799	6/10/2013
Nonmetropolitan Area(3)	WA	998	1,862	133	998	1,995	2,993	963	6/10/2013
Portland-Vancouver-Hillsboro	WA	421	2,313	12	421	2,326	2,747	677	4/1/2013
Portland-Vancouver-Hillsboro	WA	1,903	2,239	10	1,903	2,249	4,152	793	4/1/2013
Portland-Vancouver-Hillsboro	WA	935	2,045	18	935	2,063	2,998	591	4/1/2014
Portland-Vancouver-Hillsboro	WA	478	2,158	192	478	2,351	2,829	738	4/1/2014
Portland-Vancouver-Hillsboro	WA	2,023	3,484	60	2,023	3,543	5,566	1,193	8/27/2014
Portland-Vancouver-Hillsboro	WA	1,105	2,121	27	1,105	2,147	3,252	637	10/3/2014
Portland-Vancouver-Hillsboro	WA	1,870	4,632	12	1,870	4,644	6,514	936	1/11/2017
Portland-Vancouver-Hillsboro	WA	422	2,271	14	422	2,285	2,707	334	3/29/2018
Portland-Vancouver-Hillsboro	WA	1,111	10,432	—	1,111	10,432	11,543	180	7/28/2021
Portland-Vancouver-Hillsboro	WA	1,362	9,627	171	1,362	9,797	11,159	98	9/30/2021
Portland-Vancouver-Hillsboro	WA	1,088	8,656	—	1,088	8,656	9,744	15	12/15/2021
Portland-Vancouver-Hillsboro(3)	WA	923	2,821	16	923	2,837	3,760	798	6/10/2013
Seattle-Tacoma-Bellevue	WA	770	3,203	71	770	3,274	4,044	1,104	4/1/2014

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Seattle-Tacoma-Bellevue	WA	1,438	3,280	77	1,438	3,356	4,794	1,099	9/18/2014
Spokane-Spokane Valley	WA	1,463	10,075	79	1,463	10,154	11,617	422	12/23/2020
Spokane-Spokane Valley	WA	841	3,039	18	841	3,058	3,899	123	12/23/2020
Minneapolis-St. Paul-Bloomington	WI	940	4,385	6	940	4,391	5,331	94	8/11/2021
Laramie	WY	743	4,881	—	743	4,882	5,625	38	11/10/2021
Total		$1,022,720	$4,589,743	$179,573	$1,028,431	$4,769,757	$5,798,188	$578,717

(1) Refers to metropolitan statistical area (MSA) as defined by the U.S. Census Bureau.

(2) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $5.2 billion (unaudited) at December 31, 2021.

(3) As of December 31, 2021, 93 of our self storage properties were encumbered by an aggregate of $303.9 million of debt financing.

(4) Property subject to a long-term lease agreement.

Note: The Company only owns one class of real estate, which is self storage properties. The estimated useful lives of the individual assets that comprise buildings and improvements range from 3 years to 40 years. The category for buildings and improvements in the table above includes furniture and equipment.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2021, 2020 and 2019
(in thousands)

	2021	2020	2019
Self Storage properties:
Balance at beginning of year	$3,639,192	$3,091,719	$2,637,723
Acquisitions and improvements	2,159,856	547,667	458,132
Reclassification from assets held for sale	—	—	—
Write-off of fully depreciated assets and other	(860)	(194)	—
Dispositions	—	—	(4,136)
Reclassification to assets held for sale	—	—	—
Balance at end of year	$5,798,188	$3,639,192	$3,091,719

Accumulated depreciation:
Balance at beginning of year	$443,623	$337,822	$246,261
Depreciation expense	135,147	105,866	92,177
Write-off of fully depreciated assets and other	(53)	(65)	—
Dispositions	—	—	(616)
Assets held for sale	—	—	—
Balance at end of year	$578,717	$443,623	$337,822