Form 10-Q
period 2022-03-31
National Storage Affiliates Trust
filed 2022-05-05
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Yes ☐  No ☒
As of May 4, 2022, 91,527,217 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Real estate
Self storage properties	$5,892,406	$5,798,188
Less accumulated depreciation	(624,368)	(578,717)
Self storage properties, net	5,268,038	5,219,471
Cash and cash equivalents	26,616	25,013
Restricted cash	2,531	2,862
Debt issuance costs, net	2,121	2,433
Investment in unconsolidated real estate ventures	184,547	188,187
Other assets, net	115,607	102,417
Operating lease right-of-use assets	21,951	22,211
Total assets	$5,621,411	$5,562,594
LIABILITIES AND EQUITY
Liabilities
Debt financing	$2,999,751	$2,940,931
Accounts payable and accrued liabilities	60,678	59,262
Interest rate swap liabilities	3,821	33,757
Operating lease liabilities	23,751	23,981
Deferred revenue	23,366	22,208
Total liabilities	3,111,367	3,080,139
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 8,744,935 and 8,736,719 issued and outstanding at March 31, 2022 and December 31, 2021, respectively, at liquidation preference	218,623	218,418
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 91,461,720 and 91,198,929 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	915	912
Additional paid-in capital	1,830,732	1,866,773
Distributions in excess of earnings	(315,024)	(291,263)
Accumulated other comprehensive income (loss)	11,734	(19,611)
Total shareholders' equity	1,746,980	1,775,229
Noncontrolling interests	763,064	707,226
Total equity	2,510,044	2,482,455
Total liabilities and equity	$5,621,411	$5,562,594

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE
Rental revenue	$174,469	$113,127
Other property-related revenue	6,166	4,137
Management fees and other revenue	6,549	5,728
Total revenue	187,184	122,992
OPERATING EXPENSES
Property operating expenses	49,358	34,604
General and administrative expenses	13,966	11,238
Depreciation and amortization	58,072	32,424
Other	470	397
Total operating expenses	121,866	78,663
OTHER (EXPENSE) INCOME
Interest expense	(22,647)	(16,792)
Equity in earnings of unconsolidated real estate ventures	1,494	759
Acquisition costs	(553)	(292)
Non-operating expense	(112)	(173)
Gain on sale of self storage properties	2,134	—
Other expense	(19,684)	(16,498)
Income before income taxes	45,634	27,831
Income tax expense	(848)	(196)
Net income	44,786	27,635
Net income attributable to noncontrolling interests	(19,558)	(6,797)
Net income attributable to National Storage Affiliates Trust	25,228	20,838
Distributions to preferred shareholders	(3,279)	(3,275)
Net income attributable to common shareholders	$21,949	$17,563

Earnings (loss) per share - basic	$0.24	$0.24
Earnings (loss) per share - diluted	$0.24	$0.19

Weighted average shares outstanding - basic	91,323	71,794
Weighted average shares outstanding - diluted	91,323	123,187

Dividends declared per common share	$0.50	$0.35

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$44,786	$27,635
Other comprehensive income
Unrealized gain on derivative contracts	38,608	20,900
Reclassification of other comprehensive loss to interest expense	4,974	4,957
Other comprehensive income	43,582	25,857
Comprehensive income	88,368	53,492
Comprehensive income attributable to noncontrolling interests	(32,341)	(14,814)
Comprehensive income attributable to National Storage Affiliates Trust	$56,027	$38,678

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2021	8,736,719	$218,418	91,198,929	$912	$1,866,773	$(291,263)	$(19,611)	$707,226	$2,482,455
OP equity issued:
Internalization of PRO, net of offering costs	—	—	—	—	—	—	—	3,217	3,217
Acquisition of properties	—	—	—	—	—	—	—	16,576	16,576
Redemptions of OP units	—	—	258,477	3	4,601	—	(44)	(4,560)	—
Redemption of Series A-1 preferred units	8,216	205	—	—	—	—	—	(205)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(40,627)	—	590	40,037	—
Equity-based compensation expense	—	—	—	—	103	—	—	1,441	1,544
Issuance of restricted common shares	—	—	7,913	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,599)	—	(118)	—	—	—	(118)
Preferred share dividends	—	—	—	—	—	(3,279)	—	—	(3,279)
Common share dividends	—	—	—	—	—	(45,710)	—	—	(45,710)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,009)	(33,009)
Other comprehensive income	—	—	—	—	—	—	30,799	12,783	43,582
Net income	—	—	—	—	—	25,228	—	19,558	44,786
Balances, March 31, 2022	8,744,935	$218,623	91,461,720	$915	$1,830,732	$(315,024)	$11,734	$763,064	$2,510,044
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$44,786	$27,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,072	32,424
Amortization of debt issuance costs	1,043	806
Amortization of debt discount and premium, net	(172)	(177)
Gain on sale of self storage properties	(2,134)	—
Equity-based compensation expense	1,544	1,286
Equity in earnings of unconsolidated real estate ventures	(1,494)	(759)
Distributions from unconsolidated real estate ventures	5,135	4,015
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(437)	686
Accounts payable and accrued liabilities	2,846	(3,037)
Deferred revenue	877	1,191
Net Cash Provided by Operating Activities	110,066	64,070
INVESTING ACTIVITIES
Acquisition of self storage properties	(75,098)	(141,175)
Capital expenditures	(8,213)	(5,685)
Deposits and advances for self storage property and other acquisitions	(6,000)	(2,530)
Expenditures for corporate furniture, equipment and other	(370)	(10)
Proceeds from sale of self storage properties	6,166	—
Net Cash Used In Investing Activities	(83,515)	(149,400)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	—	122,412
Borrowings under debt financings	324,000	180,000
Contributions from noncontrolling interests	—	103
Principal payments under debt financings	(265,085)	(164,564)
Payment of dividends to common shareholders	(45,710)	(25,014)
Distributions to preferred shareholders	(3,279)	(3,275)
Distributions to noncontrolling interests	(33,277)	(20,730)
Debt issuance costs	(1,222)	(332)
Equity offering costs	(706)	(2,161)
Net Cash (Used In) Provided By Financing Activities	(25,279)	86,439
Increase in Cash, Cash Equivalents and Restricted Cash	1,272	1,109
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	27,875	21,701
End of period	$29,147	$22,810
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$21,140	$18,359
Consideration exchanged in investment activity
Issuance of OP Units and subordinated performance units	19,793	22,897
Deposits on acquisitions applied to purchase price	700	1,087
Other net liabilities assumed	332	1,138

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 metropolitan statistical areas throughout the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of its operating partnership, the Company's operating partnership is authorized to issue preferred units, Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated limited partnership subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
The Company owned 884 consolidated self storage properties in 39 states and Puerto Rico with approximately 55.7 million rentable square feet in approximately 433,000 storage units as of March 31, 2022. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). As of March 31, 2022, the Company directly managed 510 of these self storage properties through its corporate brands of iStorage, SecurCare and Northwest, and the PROs managed the remaining 374 self storage properties. These PROs are Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In") and Blue Sky Self Storage, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
Effective January 1, 2022, one of the Company's largest PROs, Kevin Howard Real Estate Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), retired as one of the Company's PROs. As a result of the retirement, on January 1, 2022, management of the Company's properties in the Northwest managed portfolio was transferred to the Company and the Northwest brand name and related intellectual property was internalized by the Company, and the Company discontinued payment of any supervisory and administrative fees or reimbursements to Northwest. In addition, on January 1, 2022, we issued a non-voluntary conversion notice to convert all subordinated performance units related to Northwest's managed portfolio into OP units. As part of the internalization, most of Northwest's employees were offered and provided employment by us and continue managing the same portfolio of properties as members of our existing property management platform. See Note 3 and Note 6 for additional information related to the Northwest retirement and internalization.
As of March 31, 2022, the Company also managed through its property management platform an additional portfolio of 177 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 12.7 million rentable square feet, configured in approximately 104,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of March 31, 2022, in total, the Company operated and held ownership interests in 1,061 self storage properties located across 42 states and Puerto Rico with approximately 68.4 million rentable square feet in approximately 537,000 storage units.

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
As of March 31, 2022, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 48 self storage properties. As of December 31, 2021, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 48 self storage properties. The net book value of the real estate owned by these VIEs was $421.4 million and $425.7 million as of March 31, 2022 and December 31, 2021, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $188.7 million as of March 31, 2022 and December 31, 2021, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended March 31, 2022 and 2021, the Company recognized $4.9 million and $3.1 million, respectively, of tenant insurance and tenant warranty protection plan revenues.

The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended March 31, 2022 and 2021, the Company recognized retail sales of $0.6 million and $0.5 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, amounts related to the facilitation of tenant warranty protection or tenant insurance programs for certain stores in the Company's consolidated portfolio and unconsolidated real estate ventures, access fees associated with tenant insurance-related arrangements, and profit distributions from the Company's interest in a reinsurance company.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended March 31, 2022 and 2021, the Company recognized property management fees, call center fees and platform fees of $3.8 million and $3.5 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") in 2018, at the time of the Initial 2018 JV Portfolio acquisition. This fee is refundable to the 2018 Joint Venture, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the 2018 Joint Venture and as such, the Company's performance obligation for this acquisition fee is satisfied over a four year period. As of March 31, 2022 and December 31, 2021, the Company had deferred revenue related to the acquisition fee of $0.3 million and $0.5 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended March 31, 2022 and 2021, the Company recognized acquisition fees of $0.2 million and $0.2 million, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and one of its unconsolidated real estate ventures that participate in tenant insurance, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in both of the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended March 31, 2022 and 2021, the Company recognized $2.4 million and $1.9 million, respectively, of revenue related to these activities.
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

3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
At the Market ("ATM") Program
On February 27, 2019, the Company entered into a sales agreement with certain sales agents, pursuant to which the Company may sell from time to time up to an aggregate of $250.0 million of common shares of beneficial interest, $0.01 par value per share of the Company ("common shares") and 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A preferred shares") in sales deemed to be "at the market" offerings (the "sales agreement"). On May 19, 2021, the Company entered into an amendment to the sales agreement with certain sales agents, whereby the Company increased the aggregate gross sale price under the program to $400.0 million, which included $31.0 million of the remaining available offered shares. The sales agreement contemplates that, in addition to the issuance and sale by the Company of offered shares to or through the sale agents, the Company may enter into separate forward sale agreements with any forward purchaser. Forward sale agreements, if any, will include only the Company's common shares and will not include any Series A preferred shares. If the Company enters into a forward sale agreement with any forward purchaser, such forward purchaser will attempt to borrow from third parties and sell, through the related agent, acting as sales agent for such forward purchaser (each, a "forward seller"), offered shares, in an amount equal to the offered shares subject to such forward sale agreement, to hedge such forward purchaser’s exposure under such forward sale agreement. The Company may offer the common shares and Series A preferred shares through the agents, as the Company's sales agents, or, as applicable, as forward seller, or directly to the agents or forward sellers, acting as principals, by means of, among others, ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices.
During the three months ended March 31, 2022, the Company did not sell any common shares through the ATM program. As of March 31, 2022, the Company had $169.1 million of capacity remaining under its ATM Program.
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

As of March 31, 2022 and December 31, 2021, units reflecting noncontrolling interests consisted of the following:

	March 31, 2022	December 31, 2021
Series A-1 preferred units	984,861	640,047
OP units	35,385,718	31,893,105
Subordinated performance units	7,853,367	9,754,482
LTIP units	769,430	775,447
DownREIT units
DownREIT OP units	1,924,918	1,924,918
DownREIT subordinated performance units	4,337,111	4,337,111
Total	51,255,405	49,325,110
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A preferred shares or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The Series A preferred shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends beginning in October 2022. The increase in Series A-1 preferred units outstanding from December 31, 2021 to March 31, 2022 was due to the issuance of 353,030 Series A-1 preferred units in connection with the acquisition of self storage properties, partially offset by the redemption of 8,216 Series A-1 preferred units for an equal number of Series A preferred shares.
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
The increase in OP units outstanding from December 31, 2021 to March 31, 2022 was due to (i) 3,911,260 OP units issued upon the non-voluntary conversion of 2,078,357 subordinated performance units (as discussed further below) in connection with Northwest's retirement, (ii) 235,241 OP units issued upon the voluntary conversion of 82,611 subordinated performance units, (iii) the conversion of 117,216 LTIP units into an equivalent number of OP units, (iv) the issuance of 92,567 OP units in connection with the acquisition of self storage properties, and (v) the issuance of 46,540 OP units in connection with the acquisition of Northwest's rights to property management contracts, brand, intellectual property, and certain tangible assets, partially offset by the conversion of 651,734 OP units into 244,792 subordinated performance units, and the redemption of 258,477 OP units for an equal number of common shares.

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
The decrease in subordinated performance units outstanding from December 31, 2021 to March 31, 2022 was due to the conversion of 2,078,357 subordinated performance units into 3,911,260 OP units in connection with the retirement of Northwest, and the voluntary conversion of 82,611 subordinated performance units into 235,241 OP units, partially offset by the issuance of 244,792 subordinated performance units upon conversion of 651,234 OP units, and the issuance of 15,061 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties.
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
The decrease in LTIP units outstanding from December 31, 2021 to March 31, 2022 was due to the conversion of 117,216 LTIP units into an equivalent number of OP units, partially offset by the issuance of 111,199 compensatory LTIP units to employees, net of forfeitures.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31, 2022	December 31, 2021
Land	$1,044,317	$1,028,431
Buildings and improvements	4,838,336	4,760,567
Furniture and equipment	9,753	9,190
Total self storage properties	5,892,406	5,798,188
Less accumulated depreciation	(624,368)	(578,717)
Self storage properties, net	$5,268,038	$5,219,471
Depreciation expense related to self storage properties amounted to $46.7 million and $29.4 million during the three months ended March 31, 2022 and 2021, respectively.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of March 31, 2022, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 103 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2022, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
ASSETS
Self storage properties, net	$1,727,229	$1,741,538
Other assets	26,309	23,562
Total assets	$1,753,538	$1,765,100
LIABILITIES AND EQUITY
Debt financing	$1,001,608	$1,001,378
Other liabilities	22,321	19,493
Equity	729,609	744,229
Total liabilities and equity	$1,753,538	$1,765,100

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Total revenue	$48,998	$43,695
Property operating expenses	13,809	11,788
Net operating income	35,189	31,907
Supervisory, administrative and other expenses	(3,202)	(2,882)
Depreciation and amortization	(15,382)	(15,522)
Interest expense	(10,410)	(10,405)
Acquisition and other expenses	(274)	(121)
Net income	$5,921	$2,977

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 12 self storage properties for $92.9 million during the three months ended March 31, 2022. Of these acquisitions, one self storage property totaling $6.6 million was acquired by the Company from one of its PROs. The 12 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $1.0 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at an estimated value of $1.7 million, resulting in a total value of $91.2 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the three months ended March 31, 2022 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2022	12	$76,027	$16,576	$332	$92,935
(1)Value of OP equity represents the fair value of OP units, subordinated performance units, and Series A-1 preferred units.
During the three months ended March 31, 2022, in connection with the retirement of Northwest as a PRO as discussed in Note 1 and Note 3, the Company acquired Northwest's rights to its asset management agreements, the Northwest brand, intellectual property, and certain tangible assets for $3.2 million, which was paid for by the issuance of 46,540 OP units.
Dispositions
During the three months ended March 31, 2022, the Company disposed of one self storage property and an undeveloped land parcel for net proceeds of $6.2 million. The Company recorded a net gain on the dispositions of $2.1 million.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31, 2022	December 31, 2021
Customer in-place leases, net of accumulated amortization of $21,104 and $14,336, respectively	$20,480	$29,427
Receivables:
Trade, net	6,466	6,228
PROs and other affiliates	1,781	2,878
Receivables from unconsolidated real estate ventures	5,951	4,028
Property acquisition and other deposits	6,100	800
Interest rate swaps	13,646	—
Prepaid expenses and other	8,796	9,552
Corporate furniture, equipment and other, net	1,478	1,422
Trade names	7,442	6,380
Management contracts, net of accumulated amortization of $4,522 and $4,237, respectively	12,989	10,983
Tenant reinsurance intangible, net of accumulated amortization of $1,745 and $1,504, respectively	22,296	22,537
Goodwill	8,182	8,182
Total	$115,607	$102,417
Amortization expense related to customer in-place leases amounted to $10.7 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense related to management contracts amounted to $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.2 million and $0.1 million for the three months ended March 31, 2022 and 2021, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of March 31, 2022 and December 31, 2021 is summarized as follows (dollars in thousands):

	Interest Rate(1)	March 31, 2022	December 31, 2021
Credit Facility:
Revolving line of credit	1.70%	$425,000	$490,000
Term loan A	3.69%	125,000	125,000
Term loan B	2.86%	250,000	250,000
Term loan C	2.86%	225,000	225,000
Term loan D	3.07%	175,000	175,000
Term loan E	1.60%	125,000	125,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
2029 Term loan facility	4.27%	100,000	100,000
2026 Senior Unsecured Notes	2.16%	35,000	35,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
2032 Senior Unsecured Notes	3.09%	100,000	100,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
November 2033 Senior Unsecured Notes	2.96%	125,000	—
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.82%	302,860	303,944
Total principal		3,007,860	2,948,944
Unamortized debt issuance costs and debt premium, net		(8,109)	(8,013)
Total debt		$2,999,751	$2,940,931
(1)Represents the effective interest rate as of March 31, 2022. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of March 31, 2022, the Company's unsecured credit facility provided for total borrowings of $1.550 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $650.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), (v) a $175.0 million tranche D term loan facility (the "Term Loan D") and (vi) a $125.0 million tranche E term loan facility (the "Term Loan E"). As of March 31, 2022, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
As of March 31, 2022, the Company had outstanding letters of credit totaling $5.7 million and would have had the capacity to borrow remaining Revolver commitments of $219.3 million while remaining in compliance with the credit facility's financial covenants. At March 31, 2022, the Company was in compliance with all such covenants.

November 2030, November 2031, November 2033 and 2036 Senior Unsecured Notes
On November 9, 2021, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "November 2021 Note Purchase Agreement") which provides for the private placement of $75.0 million of 2.72% senior unsecured notes due November 30, 2030 (the "November 2030 Notes"), $175.0 million of 2.81% senior unsecured notes due November 30, 2031 (the "November 2031 Notes"), $125.0 million of 2.96% senior unsecured notes due November 30, 2033 (the "November 2033 Notes") and $75.0 million of 3.06% senior unsecured notes due November 30, 2036 (the "2036 Notes" and together with the November 2030 Notes, November 2031 Notes, and November 2033 Notes, the "November 2021 Senior Unsecured Notes") to certain institutional investors. The November 2021 Senior Unsecured Notes are governed by the November 2021 Note Purchase Agreement. On December 14, 2021 the operating partnership issued the November 2030 Notes, November 2031 Notes and the 2036 Notes. On January 28, 2022 the operating partnership issued the November 2033 Notes.
Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2022, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2022	$3,289	$(1,709)	$1,580
2023	376,813	(1,925)	374,888
2024	696,964	(1,553)	695,411
2025	227,185	(977)	226,208
2026	212,322	(814)	211,508
2027	212,369	(483)	211,886
Thereafter	1,278,918	(648)	1,278,270
	$3,007,860	$(8,109)	$2,999,751

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Earnings (loss) per common share - basic and diluted
Numerator
Net income	$44,786	$27,635
Net income attributable to noncontrolling interests	(19,558)	(6,797)
Net income attributable to National Storage Affiliates Trust	25,228	20,838
Distributions to preferred shareholders	(3,279)	(3,275)
Distributed and undistributed earnings allocated to participating securities	(14)	(11)
Net income attributable to common shareholders - basic	21,935	17,552
Effect of assumed conversion of dilutive securities	—	6,452
Net income attributable to common shareholders - diluted	$21,935	$24,004

Denominator
Weighted average shares outstanding - basic	91,323	71,794
Effect of dilutive securities:
Weighted average effect of outstanding forward offering agreement	—	399
Weighted average OP units outstanding	—	29,751
Weighted average DownREIT OP unit equivalents outstanding	—	1,925
Weighted average LTIP units outstanding	—	133
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	19,185
Weighted average shares outstanding - diluted	91,323	123,187

Earnings (loss) per share - basic	$0.24	$0.24
Earnings (loss) per share - diluted	$0.24	$0.19

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2022, 413,111 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the three months ended March 31, 2022, 252,894 LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings (loss) per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
For the three months ended March 31, 2022, potential common shares totaling 58.3 million related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended March 31, 2022 and 2021, the Company incurred $5.3 million and $4.2 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended March 31, 2022 and 2021, the Company incurred $7.0 million and $6.4 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.

Due Diligence Costs
During the three months ended March 31, 2022 and 2021, the Company incurred $0.2 million and $0.3 million of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
PRO Retirement
In connection with the retirement of Northwest as a PRO as discussed in Note 1, Note 3, and Note 6, effective as of January 1, 2022, 2,078,357 Series NW subordinated performance units converted into 3,911,260 OP units as a non-voluntary conversion. Of these, (i) a company owned and controlled by J. Timothy Warren, a trustee of the Company, received 13,213 OP units with a value of $0.9 million upon conversion of 7,021 Series NW subordinated performance units and (ii) a company controlled by J. Timothy Warren, but owned by Mr. Warren's adult children, received 295,739 OP units with a value of $20.5 million upon the conversion of 157,149 Series NW subordinated performance units.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of March 31, 2022
Interest Rate Swaps	19	$1,125,000	$13,646	$3,821

As of December 31, 2021
Interest Rate Swaps	19	$1,125,000	$—	$33,757

The following table presents the effect of our derivative instruments on our consolidated financial statements (dollars in thousands):

Fair value at December 31, 2020	$(77,918)
Swap ineffectiveness	17
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	4,957
Unrealized losses on interest rate swaps included in accumulated other comprehensive (loss) income	20,900
Fair value at March 31, 2021	$(52,044)

Fair value at December 31, 2021	$(33,757)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	4,974
Unrealized gains on interest rate swaps included in accumulated other comprehensive (loss) income	38,608
Fair value at March 31, 2022	$9,825
As of March 31, 2022 and December 31, 2021, the Company had outstanding interest rate swaps with aggregate notional amounts of $1,125.0 million and $1,125.0 million, respectively, designated as cash flow hedges. As of March 31, 2022, the Company's swaps had a weighted average remaining term of approximately 2.6 years. The fair value of these swaps are presented as interest rate swap assets and liabilities in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at March 31, 2022 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $2.7 million of the unrealized losses and approximately $1.1 of the unrealized gains included in accumulated other comprehensive income (loss).
There were no transfers between levels of the three-tier fair value measurement hierarchy during the three months ended March 31, 2022 and 2021. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2022, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at March 31, 2022 and December 31, 2021, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at March 31, 2022 and December 31, 2021 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate private placement notes and mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company’s fixed rate private placement notes was approximately $1.03 billion as of March 31, 2022, with a fair value of approximately $961.9 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 3.96%, compared to the weighted average contractual interest rate of 3.08%. The combined principal balance of the Company’s fixed rate private placement notes was approximately $905.0 million as of December 31, 2021, with a fair value of approximately $931.1 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.81%, compared to the weighted average contractual interest rate of 3.09%. The combined principal balance of the Company's fixed rate mortgages payable was approximately $302.9 million as of March 31, 2022 with a fair value of approximately $301.8 million . In determining the fair value, the Company estimated a weighted average market interest rate of approximately 4.03%, compared to the weighted average contractual interest rate of 4.11%. The combined principal balance of the Company's fixed rate mortgages was approximately $303.9 million as of December 31, 2021 with a fair value of approximately $319.9 million. In determining the fair value as of December 31, 2021, the Company estimated a weighted average market interest rate of approximately 2.55%, compared to the weighted average contractual interest rate of 4.12%.
13. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
On April 12, 2022, the 2016 Joint Venture acquired seven self storage properties for approximately $208.0 million. The 2016 Joint Venture financed the acquisition with capital contributions from venture members, of which the Company contributed approximately $52.0 million.

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
Statements regarding the following subjects, among others, may be forward-looking:
•market trends in our industry, including unfavorable changes to economic conditions that could adversely affect occupancy levels and rental rates, including as a result of the COVID-19 pandemic, interest rates, the debt and lending markets or the general economy;
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

•availability of qualified personnel, including constraints resulting from the COVID-19 pandemic;
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
Overview
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership, a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located predominantly within the top 100 metropolitan statistical areas throughout the United States.
Our executive chairman of the board of trustees and former chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our participating regional operators ("PROs"), with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' managed portfolios. This structure offers our PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Over time, through the acquisition of the iStorage brand and internalization of two of our largest PROs, SecurCare and Northwest, we have created a corporate property management platform to complement our PRO structure.
Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of a majority of our consolidated properties and our unconsolidated real estate ventures. As of March 31, 2022, our property management platform managed and controlled 510 of our consolidated properties and 177 of our unconsolidated real estate venture properties. The properties are managed by us under the brands of iStorage, SecurCare and Northwest.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.

For the properties that are managed by our PROs, our structure promotes operator accountability as subordinated performance units issued to our PROs in exchange for the contribution of their properties are entitled to distributions only after those properties satisfy minimum performance thresholds. In the event of a material reduction in operating cash flow, distributions on our subordinated performance units will be reduced before or disproportionately to distributions on our common shares held by our common shareholders. In addition, we expect our PROs will generally co-invest subordinated equity in the form of subordinated performance units in each acquisition that they source, and the value of these subordinated performance units will fluctuate with the performance of their managed portfolios. Therefore, our PROs are incentivized to select acquisitions that are expected to exceed minimum performance thresholds, thereby increasing the value of their subordinated equity stake. We expect that our shareholders will benefit from the higher levels of property performance that our PROs are incentivized to deliver.
As of March 31, 2022, the Company had nine PROs: Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
As discussed in Note 1 in Item 1, During the year ended December 31, 2021, one of our largest PROs, Kevin Howard Real Estate, Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest"), notified us of Northwest's election to retire as one of our PROs effective January 1, 2022. As a result of the retirement, on January 1, 2022, management of our properties in the Northwest managed portfolio was transferred to us and the related Northwest brand name and intellectual property was internalized by us, and we discontinued payment of any supervisory and administrative fees or reimbursements to Northwest. As part of the internalization, most of Northwest's employees were offered and provided employment by us and continue managing the same portfolio of properties as members of our existing property management platform.
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
As of March 31, 2022, we owned a geographically diversified portfolio of 884 self storage properties, located in 39 states and Puerto Rico, comprising approximately 55.7 million rentable square feet, configured in approximately 433,000 storage units. Of these properties, 298 were acquired by us from our current and former PROs, 585 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the three months ended March 31, 2022, we acquired 12 self storage properties for $92.9 million, comprising approximately 678,000 rentable square feet, configured in approximately 5,000 storage units. Of these acquisitions, one was acquired from one of our PROs and 11 were acquired from third-party sellers. During the three months ended March 31, 2022, we disposed of one self storage property that we had acquired from one of our PROs.
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

2018 Joint Venture
As of March 31, 2022, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 103 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2022, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 74 properties containing approximately 4.9 million rentable square feet, configured in approximately 40,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 12 self storage properties during the three months ended March 31, 2022 and 229 self storage properties during the year ended December 31, 2021. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated on a stabilized basis since the first day of the earliest year presented. We consider a property to be stabilized once it has achieved an occupancy rate that is representative of similar properties in the applicable market. We exclude any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of March 31, 2022, our same store portfolio consisted of 631 consolidated self storage properties.
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
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
Net income was $44.8 million for the three months ended March 31, 2022, compared to $27.6 million for the three months ended March 31, 2021, an increase of $17.2 million. The increase was primarily due to an increase in net operating income ("NOI") generated from 241 self storage properties acquired between January 1, 2021 and March 31, 2022 and same store NOI growth, partially offset by increases in depreciation and amortization. For a description of NOI, see "Non-GAAP Financial Measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Rental revenue
Same store portfolio	$128,308	$109,688	$18,620
Non-same store portfolio	46,161	3,439	42,722
Total rental revenue	174,469	113,127	61,342
Other property-related revenue
Same store portfolio	4,311	4,039	272
Non-same store portfolio	1,855	98	1,757
Total other property-related revenue	6,166	4,137	2,029

	Three Months Ended March 31,
	2022	2021	Change
Property operating expenses
Same store portfolio	34,317	33,284	1,033
Non-same store portfolio	15,041	1,320	13,721
Total property operating expenses	49,358	34,604	14,754
Net operating income
Same store portfolio	98,302	80,443	17,859
Non-same store portfolio	32,975	2,217	30,758
Total net operating income	131,277	82,660	48,617
Management fees and other revenue	6,549	5,728	821
General and administrative expenses	(13,966)	(11,238)	(2,728)
Depreciation and amortization	(58,072)	(32,424)	(25,648)
Other	(470)	(397)	(73)
Other (expense) income
Interest expense	(22,647)	(16,792)	(5,855)
Equity in earnings of unconsolidated real estate ventures	1,494	759	735
Acquisition costs	(553)	(292)	(261)
Non-operating expense	(112)	(173)	61
Gain on sale of self storage properties	2,134	—	2,134
Other expense	(19,684)	(16,498)	(3,186)
Income before income taxes	45,634	27,831	17,803
Income tax expense	(848)	(196)	(652)
Net income	44,786	27,635	17,151
Net income attributable to noncontrolling interests	(19,558)	(6,797)	(12,761)
Net income attributable to National Storage Affiliates Trust	25,228	20,838	4,390
Distributions to preferred shareholders	(3,279)	(3,275)	(4)
Net income attributable to common shareholders	$21,949	$17,563	$4,386
Total Revenue
Our total revenue increased by $64.2 million, or 52.2%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily attributable to incremental revenue from 241 self storage properties acquired between January 1, 2021 and March 31, 2022 (partially offset by the disposition of one self storage property) and an increase in total portfolio average occupancy from 91.8% for the three months ended March 31, 2021 to 92.5% for the three months ended March 31, 2022. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $61.3 million, or 54.2%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. The increase in rental revenue was due to a $42.7 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue of $38.8 million from 206 self storage properties acquired between April 1, 2021 and December 31, 2021 and $0.4 million from 12 self storage properties acquired during the three months ended March 31, 2022. Same store portfolio rental revenues increased $18.6 million, or 17.0%, due to an increase in average occupancy from 92.2% for the three months ended March 31, 2021 to 94.7% for the three months ended March 31, 2022 and a 13.4% increase, from $12.43 to $14.10, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $2.0 million, or 49.0%, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This increase primarily resulted from a $0.3 million increase in same store other property-related revenue and a $1.8 million increase in non-same store other property-related revenue which was primarily attributable to incremental other property-related revenue of $1.6 million from 206 self storage properties acquired between April 1, 2021 and December 31, 2021.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $6.5 million for the three months ended March 31, 2022, compared to $5.7 million for the three months ended March 31, 2021, an increase of $0.8 million. This increase was primarily attributable to increased property management fees due to growth in unconsolidated real estate venture revenue.
Property Operating Expenses
Property operating expenses were $49.4 million for the three months ended March 31, 2022 compared to $34.6 million for the three months ended March 31, 2021, an increase of $14.8 million, or 42.6%. The increase in property operating expenses primarily resulted from a $13.7 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses of $12.4 million from 206 self storage properties acquired between April 1, 2021 and December 31, 2021 and $0.2 million from 12 self storage properties acquired during the three months ended March 31, 2022. Same store portfolio operating expenses increased $1.0 million, or 3.1%, due primarily to increases in property taxes, utilities, and payment processing fees, partially offset by decreases in personnel and marketing expenses.
General and Administrative Expenses
General and administrative expenses increased $2.7 million, or 24.3%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily attributable to increases in supervisory and administrative fees charged by our PROs resulting from the increase in the number of properties managed by our PROs, and personnel costs.
Depreciation and Amortization
Depreciation and amortization increased $25.6 million, or 79.1%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This increase was primarily attributable to incremental depreciation expense related to the 241 self storage properties acquired between January, 2021 and March 31, 2022, and an increase in amortization of customer in-place leases from $2.4 million for the three months ended March 31, 2021 to $10.7 million for the three months ended March 31, 2022.
Interest Expense
Interest expense increased $5.9 million, or 34.9%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The increase in interest expense was primarily attributable to additional borrowings consisting of (i) the May 2021 issuance of the $55.0 million of 3.10% senior unsecured notes due May 4, 2033, (ii) the July 2021 issuance of the $35.0 million of 2.16% senior unsecured notes due May 4, 2026 and $90.0 million of 3.00% senior unsecured notes due May 4, 2031, (iii) the September 2021 issuance of $125.0 million of term loan debt under our credit facility with an effective interest rate of 1.60% as of March 31, 2022, (iv) the December 14, 2021 issuance of $75.0 million of 2.72% senior unsecured notes due November 30, 2030, $175.0 million of 2.81% senior unsecured notes due November 30, 2031 and $75.0 million of 3.06% senior unsecured notes due November 30, 2036, (v) the January 2022 issuance of $125.0 million of 2.96% senior unsecured notes due November 30, 2033 and (vi) an increase in average borrowings outstanding under our revolving line of credit with an effective interest rate of 1.70% as of March 31, 2022.

Gain on Sale of Self Storage Properties
During the three months ended March 31, 2022, we disposed of one self storage property and an undeveloped land parcel for net proceeds of $6.2 million. We recorded a net gain on the dispositions of $2.1 million.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended March 31, 2022, we recorded $1.5 million of equity in earnings from our unconsolidated real estate ventures compared to $0.8 million of earnings for the three months ended March 31, 2021.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $19.6 million for the three months ended March 31, 2022, compared to $6.8 million for the three months ended March 31, 2021.
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

The following table presents a reconciliation of net income (loss) to FFO and Core FFO for the three months ended March 31, 2022 and 2021 (in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2022	2021
Net income	$44,786	$27,635
Add (subtract):
Real estate depreciation and amortization	57,759	32,070
Company's share of unconsolidated real estate venture real estate depreciation and amortization	3,846	3,881
Gain on sale of self storage properties	(2,134)	—
Distributions to preferred shareholders and unitholders	(3,552)	(3,517)
FFO attributable to subordinated performance unitholders(1)	(13,849)	(9,162)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	86,856	50,907
Add:
Acquisition costs	553	292
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$87,409	$51,199

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	91,323	71,794
Weighted average restricted common shares outstanding	28	25
Weighted average effect of forward offering agreement(3)	—	399
Weighted average OP units outstanding	35,351	29,751
Weighted average DownREIT OP unit equivalents outstanding	1,925	1,925
Weighted average LTIP units outstanding	603	585
Total weighted average shares and units outstanding - FFO and Core FFO	129,230	104,479

FFO per share and unit	$0.67	$0.49
Core FFO per share and unit	$0.68	$0.49

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

The following table presents a reconciliation of earnings (loss) per share - diluted to FFO and Core FFO per share and unit for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Earnings (loss) per share - diluted	$0.24	$0.19
Impact of the difference in weighted average number of shares(1)	(0.07)	0.04
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.15	—
Add real estate depreciation and amortization	0.45	0.31
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.03	0.04
Subtract gain on sale of self storage properties	(0.02)	—
FFO attributable to subordinated performance unitholders	(0.11)	(0.09)
FFO per share and unit	0.67	0.49
Add acquisition costs	0.01	—
Core FFO per share and unit	$0.68	$0.49

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

The following table presents a reconciliation of net income (loss) to NOI for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$44,786	$27,635
(Subtract) Add:
Management fees and other revenue	(6,549)	(5,728)
General and administrative expenses	13,966	11,238
Other	470	397
Depreciation and amortization	58,072	32,424
Interest expense	22,647	16,792
Equity in earnings of unconsolidated real estate ventures	(1,494)	(759)
Acquisition costs	553	292
Income tax expense	848	196
Gain on sale of self storage properties	(2,134)	—
Non-operating expense	112	173
Net Operating Income	$131,277	$82,660
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
The following table presents a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net income	$44,786	$27,635
Add:
Depreciation and amortization	58,072	32,424
Company's share of unconsolidated real estate venture depreciation and amortization	3,846	3,881
Interest expense	22,647	16,792
Income tax expense	848	196
EBITDA	130,199	80,928
Add:
Acquisition costs	553	292
Gain on sale of self storage properties	(2,134)	—
Equity-based compensation expense	1,544	1,286
Adjusted EBITDA	$130,162	$82,506

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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Currently, interest rates are low compared to historical levels, but have increased in recent periods. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At March 31, 2022, we had $26.6 million in cash and cash equivalents and $2.5 million of restricted cash, an increase in cash and cash equivalents of $1.6 million and a decrease in restricted cash of $0.3 million from December 31, 2021. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $110.1 million for the three months ended March 31, 2022 compared to $64.1 million for the three months ended March 31, 2021, an increase of $46.0 million. Our operating cash flow increased primarily due to the 206 self storage properties acquired between April 1, 2021 and December 31, 2021 that generated cash flow for the entire three months ended March 31, 2022, an additional 12 self storage properties acquired during the three months ended March 31, 2022 and same store NOI growth. Because 218 self storage properties were acquired after March 31, 2021, our operating results for the three months ended March 31, 2021 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for interest expense.
Investing Activities
Cash used in investing activities was $83.5 million for the three months ended March 31, 2022 compared to $149.4 million for the three months ended March 31, 2021. The primary uses of cash for the three months ended March 31, 2022 were for our acquisition of 12 self storage properties for cash consideration of $75.1 million, capital expenditures of $8.2 million, and deposits for potential acquisitions of $6.0 million, partially offset by $6.2 million of proceeds from the disposition of one self storage property and an undeveloped land parcel.
Capital expenditures totaled $8.2 million and $5.7 million during the three months ended March 31, 2022 and 2021, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Recurring capital expenditures	$2,239	$2,102
Value enhancing capital expenditures	2,241	2,239
Acquisitions capital expenditures	3,451	2,034
Total capital expenditures	7,931	6,375
Change in accrued capital spending	282	(690)
Capital expenditures per statement of cash flows	$8,213	$5,685

Financing Activities
Cash used in our financing activities was $25.3 million for the three months ended March 31, 2022 compared to cash provided by financing activities of $86.4 million for the three months ended March 31, 2021. Our sources of financing cash flows for the three months ended March 31, 2022 primarily consisted of $199.0 million of borrowings under our Revolver and $125.0 million from the issuance of the November 2033 Notes. Our primary uses of financing cash flows for the three months ended March 31, 2022 were for principal payments on existing debt of $265.1 million (which included $264.0 million of principal repayments under the Revolver and $1.1 million of fixed rate mortgage principal payments), distributions to noncontrolling interests of $33.3 million, payments of dividends to common shareholders of $45.7 million and distributions to preferred shareholders of $3.3 million.
Credit Facility and Term Loan Facilities
As of March 31, 2022, our credit facility provided for total borrowings of $1.550 billion, consisting of six components: (i) a Revolver which provides for a total borrowing commitment up to $650.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C, (v) a $175.0 million Term Loan D and (vi) a $125.0 million Term Loan E. The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025, the Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan A, Term Loan B, Term Loan C, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of March 31, 2022, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion. As of March 31, 2022, we would have had the capacity to borrow remaining Revolver commitments of $219.3 million while remaining in compliance with the credit facility's financial covenants.
We have a 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of March 31, 2022 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of March 31, 2022 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of March 31, 2022 the entire amount was outstanding under the 2029 Term Loan Facility with an effective interest rate of 4.27%.

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
2026, May 2031 and May 2033 Senior Unsecured Notes
On May 3, 2021, our operating partnership entered into an agreement to issue the 2026 Notes, the May 2031 Notes and the May 2033 Notes to certain institutional investors. On May 26, 2021, our operating partnership issued $55.0 million of 3.10% senior unsecured notes due May 4, 2033. On July 26, 2021, our operating partnership issued $35.0 million of 2.16% senior unsecured notes due May 4, 2026 and $90.0 million of 3.00% senior unsecured notes due May 4, 2031.
November 2030, November 2031, November 2033, and 2036 Senior Unsecured Notes
On November 9, 2021, our operating partnership entered an agreement to issue $75.0 million of 2.72% senior unsecured notes due November 30, 2030, $175.0 million of 2.81% senior unsecured notes due November 30, 2031, $125.0 million of 2.96% senior unsecured notes due November 30, 2033, and $75.0 million of 3.06% senior unsecured notes due November 30, 2036. On December 14, 2021 the operating partnership issued the November 2030 Notes, November 2031 Notes and the 2036 Notes. On January 28, 2022, our operating partnership issued the November 2033 Notes.
Fixed Rate Mortgage Payable
On July 9, 2021, we entered into an agreement with a single lender for an $88.0 million debt financing secured by eight of our self storage properties. This interest-only loan matures in July 2028 and has a fixed interest rate of 2.77%.
Equity Transactions
Issuance of Common Shares
During the three months ended March 31, 2022, after receiving notices of redemption from certain OP unitholders, we elected to issue 258,477 common shares to such holders in exchange for 258,477 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 12 properties acquired during the three months ended March 31, 2022, we issued $16.6 million of OP equity (consisting of 353,030 Series A-1 perpetual preferred units, 92,567 OP units and 15,061 subordinated performance units). We also issued $3.2 million of OP equity (consisting of 46,540 OP units) as consideration for Northwest's rights to property management contracts, brand, intellectual property, and certain intangible assets in connection with the PRO retirement.
During the three months ended March 31, 2022, we also issued (i) 3,911,260 OP units upon the non-voluntary conversion of 2,078,357 subordinated performance units in connection with Northwest's retirement, (ii) 235,241 OP units upon the conversion of 82,611 subordinated performance units and (iii) 117,216 OP units upon the conversion of an equivalent number of LTIP units. We also issued 244,792 subordinated performance units upon the conversion of 651,734 OP units.
Dividends and Distributions
On February 24, 2022, our board of trustees declared a cash dividend and distribution, respectively, of $0.50 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2022. On February 24, 2022, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 15, 2022. On March 11, 2022, our board of trustees declared cash distributions of $13.8 million, in aggregate, to subordinated performance unitholders of record as of March 15, 2022. Such dividends and distributions were paid on March 31, 2022.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of March 31, 2022, our operating partnership had an aggregate of $2,968.0 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of March 31, 2022, an aggregate of $218.6 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of March 31, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of March 31, 2022, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of March 31, 2022, we had $550.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If one-month LIBOR were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $5.5 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC under the heading Item 1A. "Risk Factors" beginning on page 15, which is accessible on the SEC's website at www.sec.gov.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2022, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 258,477 common shares to satisfy redemption requests from certain limited partners.
On March 17, 2022, the operating partnership issued 8,844 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On March 23, 2022, the operating partnership issued 28,503 OP units to unrelated third parties as partial consideration for the acquisition of a self storage property.
Effective as of March 31, 2022, 26,734 Class A OP units were converted into 10,041 Series MI subordinated performance units through an affiliate of Move It in a voluntary conversion.
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
As of May 4, 2022, other than those OP units held by the Company, after reflecting the transactions described herein, 38,014,500 OP units of its operating partnership were outstanding (including 769,430 outstanding LTIP units in the operating partnership and 1,924,918 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions) and 12,190,478 subordinated performance units (including 4,337,111 subordinated performance units in certain subsidiaries of the operating partnership ("DownREIT subordinated performance units").
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2022, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares issued to them. The table below summarizes all of our repurchases of common shares during the quarter ended March 31, 2022:

Period	Total number of shares purchased		Total number of shares purchased as part of publicly announced plans or programs	Maximum numbers of shares that may yet be purchased under the plans or programs
January 1 - January 31, 2022	954	(1)	n/a	n/a
February 1 - February 28, 2022	1,308	(2)	n/a	n/a
March 1 - March 31, 2022	1,049	(3)	n/a	n/a

(1) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $69.20 and is based on the closing price of our common shares as of December 31, 2021, the date prior to the date of withholding.

(2) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $57.72 and is based on the closing price of our common shares as of February 18, 2022, the date prior to the date of withholding.

(3) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share was $58.71 and is based on the closing price of our common shares as of March 1, 2022, the date of withholding.

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

10.1*	Form of LTIP Unit Award Agreement for Executive Officers
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

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
Date: May 5, 2022