Form 10-Q
period 2022-09-30
National Storage Affiliates Trust
filed 2022-11-03
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Yes ☐  No ☒
As of November 2, 2022, 90,865,339 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Real estate
Self storage properties	$6,345,448	$5,798,188
Less accumulated depreciation	(722,010)	(578,717)
Self storage properties, net	5,623,438	5,219,471
Cash and cash equivalents	33,401	25,013
Restricted cash	4,013	2,862
Debt issuance costs, net	1,720	2,433
Investment in unconsolidated real estate ventures	231,696	188,187
Other assets, net	147,969	102,417
Operating lease right-of-use assets	21,501	22,211
Total assets	$6,063,738	$5,562,594
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,487,724	$2,940,931
Accounts payable and accrued liabilities	92,466	59,262
Interest rate swap liabilities	—	33,757
Operating lease liabilities	23,362	23,981
Deferred revenue	23,143	22,208
Total liabilities	3,626,695	3,080,139
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 9,017,588 and 8,736,719 issued and outstanding at September 30, 2022 and December 31, 2021, respectively, at liquidation preference	225,439	218,418
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 90,861,825 and 91,198,929 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	909	912
Additional paid-in capital	1,804,444	1,866,773
Distributions in excess of earnings	(374,978)	(291,263)
Accumulated other comprehensive income (loss)	42,852	(19,611)
Total shareholders' equity	1,698,666	1,775,229
Noncontrolling interests	738,377	707,226
Total equity	2,437,043	2,482,455
Total liabilities and equity	$6,063,738	$5,562,594

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Rental revenue	$193,724	$139,420	$552,829	$379,857
Other property-related revenue	6,400	5,141	18,907	14,107
Management fees and other revenue	6,649	6,282	21,111	18,117
Total revenue	206,773	150,843	592,847	412,081
OPERATING EXPENSES
Property operating expenses	55,132	39,465	157,678	110,723
General and administrative expenses	15,298	13,012	43,966	36,700
Depreciation and amortization	59,631	38,983	175,594	107,458
Other	6,356	994	7,351	1,701
Total operating expenses	136,417	92,454	384,589	256,582
OTHER (EXPENSE) INCOME
Interest expense	(28,871)	(18,144)	(75,966)	(52,275)
Equity in earnings of unconsolidated real estate ventures	2,134	1,682	5,590	3,615
Acquisition costs	(1,142)	(512)	(2,377)	(922)
Non-operating expense	(226)	(241)	(599)	(562)
Gain on sale of self storage properties	—	—	2,134	—
Other expense, net	(28,105)	(17,215)	(71,218)	(50,144)
Income before income taxes	42,251	41,174	137,040	105,355
Income tax expense	(2,074)	(444)	(3,652)	(1,315)
Net income	40,177	40,730	133,388	104,040
Net income attributable to noncontrolling interests	(17,966)	(10,506)	(60,911)	(24,260)
Net income attributable to National Storage Affiliates Trust	22,211	30,224	72,477	79,780
Distributions to preferred shareholders	(3,382)	(3,276)	(10,043)	(9,827)
Net income attributable to common shareholders	$18,829	$26,948	$62,434	$69,953

Earnings per share - basic	$0.21	$0.31	$0.68	$0.89
Earnings per share - diluted	$0.21	$0.26	$0.68	$0.71

Weighted average shares outstanding - basic	91,471	86,257	91,446	78,307
Weighted average shares outstanding - diluted	91,471	140,025	91,446	130,983

Dividends declared per common share	$0.55	$0.41	$1.60	$1.14

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$40,177	$40,730	$133,388	$104,040
Other comprehensive income
Unrealized gain on derivative contracts	27,049	243	80,213	14,418
Reclassification of other comprehensive (income) loss to interest expense	(833)	5,242	7,427	15,323
Other comprehensive income	26,216	5,485	87,640	29,741
Comprehensive income	66,393	46,215	221,028	133,781
Comprehensive income attributable to noncontrolling interests	(25,624)	(12,009)	(86,568)	(33,304)
Comprehensive income attributable to National Storage Affiliates Trust	$40,769	$34,206	$134,460	$100,477

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Issuance of restricted common shares	—	—	630	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(1,251)	—	(43)	—	—	—	(43)
Preferred share dividends	—	—	—	—	—	(3,382)	—	—	(3,382)
Common share dividends	—	—	—	—	—	(50,466)	—	—	(50,466)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(36,625)	(36,625)
Other comprehensive income	—	—	—	—	—	—	12,626	5,216	17,842
Net income	—	—	—	—	—	25,038	—	23,387	48,425
Balances, June 30, 2022	9,017,588	$225,439	91,755,672	$918	$1,841,880	$(343,834)	$24,372	$752,538	$2,501,313
OP equity issued for property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	6,244	6,244
Redemptions of OP units	—	—	61,662	1	1,063	—	13	(1,077)	—
Repurchase of common shares	—	—	(953,924)	(10)	(50,083)	—	—	—	(50,093)
Effect of changes in ownership for consolidated entities	—	—	—	—	11,500	—	(91)	(11,409)	—
Equity-based compensation expense	—	—	—	—	84	—	—	1,462	1,546
Issuance of restricted common shares	—	—	1,862	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,447)	—	—	—	—	—	—
Preferred share dividends	—	—	—	—	—	(3,382)	—	—	(3,382)
Common share dividends	—	—	—	—	—	(49,973)	—	—	(49,973)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(35,005)	(35,005)
Other comprehensive income	—	—	—	—	—	—	18,558	7,658	26,216
Net income	—	—	—	—	—	22,211	—	17,966	40,177
Balances, September 30, 2022	9,017,588	$225,439	90,861,825	$909	$1,804,444	$(374,978)	$42,852	$738,377	$2,437,043
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$133,388	$104,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	175,594	107,458
Amortization of debt issuance costs	3,245	2,494
Amortization of debt discount and premium, net	(522)	(533)
Gain on sale of self storage properties	(2,134)	—
Other	992	—
Equity-based compensation expense	4,670	4,088
Equity in earnings of unconsolidated real estate ventures	(5,590)	(3,615)
Distributions from unconsolidated real estate ventures	17,126	14,133
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(5,644)	(228)
Accounts payable and accrued liabilities	29,419	10,638
Deferred revenue	(601)	176
Net Cash Provided by Operating Activities	349,943	238,651
INVESTING ACTIVITIES
Acquisition of self storage properties	(488,735)	(946,333)
Capital expenditures	(33,902)	(19,349)
Investments in and advances to unconsolidated real estate ventures	(55,044)	—
Deposits and advances for self storage property and other acquisitions	(750)	(19,677)
Expenditures for corporate furniture, equipment and other	(754)	(426)
Proceeds from sale of self storage properties	6,166	—
Net Cash Used In Investing Activities	(573,019)	(985,785)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	—	763,404
Borrowings under debt financings	1,402,000	933,000
Contributions from noncontrolling interests	—	103
Repurchase of common shares	(50,093)	—
Principal payments under debt financings	(853,255)	(720,608)
Payment of dividends to common shareholders	(146,149)	(90,885)
Distributions to preferred shareholders	(10,043)	(9,827)
Distributions to noncontrolling interests	(104,783)	(71,428)
Debt issuance costs	(4,290)	(2,542)
Equity offering costs	(772)	(2,181)
Net Cash Provided By Financing Activities	232,615	799,036
Increase in Cash, Cash Equivalents and Restricted Cash	9,539	51,902
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	27,875	21,701
End of period	$37,414	$73,603
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$65,424	$51,450
Consideration exchanged in investment activity
Issuance of OP Units and subordinated performance units	39,975	78,073
Deposits on acquisitions applied to purchase price	800	1,087
Other net liabilities assumed	2,734	8,947

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The Company owned 915 consolidated self storage properties in 39 states and Puerto Rico with approximately 58.1 million rentable square feet in approximately 451,000 storage units as of September 30, 2022. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). As of September 30, 2022, the Company directly managed 531 of these self storage properties through its corporate brands of iStorage, SecurCare and Northwest, and the PROs managed the remaining 384 self storage properties. These PROs are Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Move It Self Storage and its controlled affiliates ("Move It"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In") and Blue Sky Self Storage, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
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
As of September 30, 2022, the Company also managed through its property management platform an additional portfolio of 185 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 13.5 million rentable square feet, configured in approximately 111,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of September 30, 2022, in total, the Company operated and held ownership interests in 1,100 self storage properties located across 42 states and Puerto Rico with approximately 71.5 million rentable square feet in approximately 562,000 storage units.

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
As of September 30, 2022, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 48 self storage properties. The net book value of the real estate owned by these VIEs was $415.4 million and $425.7 million as of September 30, 2022 and December 31, 2021, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $188.7 million as of September 30, 2022 and December 31, 2021, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.

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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended September 30, 2022 and 2021, the Company recognized $5.0 million and $3.8 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the nine months ended September 30, 2022 and 2021, the Company recognized $14.8 million and $10.5 million, respectively, of tenant insurance and tenant warranty protection plan revenues.

The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended September 30, 2022 and 2021, the Company recognized retail sales of $0.6 million and $0.6 million, respectively and during the nine months ended September 30, 2022 and 2021, the Company recognized retail sales of $2.0 million and $1.8 million, respectively.
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
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended September 30, 2022 and 2021, the Company recognized property management fees, call center fees and platform fees of $4.2 million and $3.8 million, respectively and during the nine months ended September 30, 2022 and 2021, the Company recognized property management fees, call center fees and platform fees of $12.2 million and $10.9 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") in 2018, at the time of the Initial 2018 JV Portfolio acquisition. This fee is refundable to the 2018 Joint Venture, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the 2018 Joint Venture and as such, the Company's performance obligation for this acquisition fee is satisfied over a four year period. As of September 30, 2022, the Company's performance obligation with respect to the acquisition fee was satisfied and as such, the deferred revenue balance was $0 and $0.5 million at September 30, 2022 and December 31, 2021, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended September 30, 2022 and 2021, the Company recognized acquisition fees of $0.2 million and $0.2 million and during the nine months ended September 30, 2022 and 2021, the Company recognized acquisition fees of $1.2 million and $0.6 million, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and one of its unconsolidated real estate ventures that participate in tenant insurance, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in both of the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended September 30, 2022 and 2021, the Company recognized $2.1 million and $2.1 million, respectively, of revenue related to these activities and during the nine months ended September 30, 2022 and 2021, the Company recognized $7.3 million and $6.2 million, respectively, of revenue related to these activities.

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
During the nine months ended September 30, 2022, the Company did not sell any common shares through the ATM program. As of September 30, 2022, the Company had $169.1 million of capacity remaining under its ATM Program.

Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares of beneficial interest from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the three months ended September 30, 2022, the Company repurchased 953,924 common shares for approximately $50.0 million.
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
As of September 30, 2022 and December 31, 2021, units reflecting noncontrolling interests consisted of the following:

	September 30, 2022	December 31, 2021
Series A-1 preferred units	712,208	640,047
OP units	35,322,132	31,893,105
Subordinated performance units	8,032,683	9,754,482
LTIP units	728,890	775,447
DownREIT units
DownREIT OP units	1,924,918	1,924,918
DownREIT subordinated performance units	4,337,111	4,337,111
Total	51,057,942	49,325,110
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A preferred shares or the issuance of Series A preferred shares on a one-for-one basis, subject to adjustments. The Series A preferred shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends beginning in October 2022. The increase in Series A-1 preferred units outstanding from December 31, 2021 to September 30, 2022 was due to the issuance of 353,030 Series A-1 preferred units in connection with the acquisition of self storage properties, partially offset by the redemption of 280,869 Series A-1 preferred units for an equal number of Series A preferred shares.
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

The increase in OP units outstanding from December 31, 2021 to September 30, 2022 was due to (i) 3,911,260 OP units issued upon the non-voluntary conversion of 2,078,357 subordinated performance units (as discussed further below) in connection with Northwest's retirement, (ii) 235,241 OP units issued upon the voluntary conversion of 82,611 subordinated performance units, (iii) the conversion of 192,296 LTIP units into an equivalent number of OP units, (iv) the issuance of 458,958 OP units in connection with the acquisition of self storage properties, and (v) the issuance of 46,540 OP units in connection with the acquisition of Northwest's rights to property management contracts, brand, intellectual property, and certain tangible assets, partially offset by the conversion of 800,556 OP units into 393,614 subordinated performance units, and the redemption of 614,712 OP units for an equal number of common shares.
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
The decrease in subordinated performance units outstanding from December 31, 2021 to September 30, 2022 was due to the conversion of 2,078,357 subordinated performance units into 3,911,260 OP units in connection with the retirement of Northwest, and the voluntary conversion of 82,611 subordinated performance units into 235,241 OP units, partially offset by the issuance of 393,614 subordinated performance units upon conversion of 800,556 OP units, and the issuance of 45,555 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties.
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
The decrease in LTIP units outstanding from December 31, 2021 to September 30, 2022 was due to the conversion of 192,296 LTIP units into an equivalent number of OP units, partially offset by the issuance of 145,739 compensatory LTIP units to employees, net of forfeitures.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30, 2022	December 31, 2021
Land	$1,106,991	$1,028,431
Buildings and improvements	5,227,823	4,760,567
Furniture and equipment	10,634	9,190
Total self storage properties	6,345,448	5,798,188
Less accumulated depreciation	(722,010)	(578,717)
Self storage properties, net	$5,623,438	$5,219,471
Depreciation expense related to self storage properties amounted to $49.8 million and $33.3 million during the three months ended September 30, 2022 and 2021, respectively and $144.3 million and $94.2 million during the nine months ended September 30, 2022 and 2021, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of September 30, 2022, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 104 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
On August 29, 2022, the 2018 Joint Venture acquired one self storage property for approximately $6.6 million. The 2018 Joint Venture financed the acquisition with capital contributions from venture members, of which the Company contributed approximately $1.6 million.
2016 Joint Venture
As of September 30, 2022, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
On April 12, 2022, the 2016 Joint Venture acquired seven self storage properties for approximately $207.6 million. The 2016 Joint Venture financed the acquisition with capital contributions from venture members, of which the Company contributed approximately $51.9 million.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
ASSETS
Self storage properties, net	$1,906,941	$1,741,538
Other assets	44,033	23,562
Total assets	$1,950,974	$1,765,100
LIABILITIES AND EQUITY
Debt financing	$1,002,070	$1,001,378
Other liabilities	29,853	19,493
Equity	919,051	744,229
Total liabilities and equity	$1,950,974	$1,765,100

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021
Total revenue	$55,262	$49,234
Property operating expenses	14,773	13,470
Net operating income	40,489	35,764
Supervisory, administrative and other expenses	(3,635)	(3,210)
Depreciation and amortization	(17,764)	(15,368)
Interest expense	(10,415)	(10,420)
Acquisition and other expenses	(204)	(92)
Net income	$8,471	$6,674

	Nine Months Ended September 30,
	2022	2021
Total revenue	$157,861	$139,015
Property operating expenses	42,917	37,781
Net operating income	114,944	101,234
Supervisory, administrative and other expenses	(10,377)	(9,106)
Depreciation and amortization	(50,444)	(46,250)
Interest expense	(31,241)	(31,240)
Acquisition and other expenses	(711)	(349)
Net income	$22,171	$14,289

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 43 self storage properties for $529.3 million during the nine months ended September 30, 2022. Of these acquisitions, two self storage properties totaling $14.6 million were acquired by the Company from its PROs. The 43 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $4.0 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at an estimated value of $9.5 million, resulting in a total value of $519.8 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the nine months ended September 30, 2022 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2022	12	$76,027	$16,576	$332	$92,935
June 30, 2022	8	99,954	13,938	641	114,533
September 30, 2022	23	313,784	6,244	1,761	321,789
Total	43	$489,765	$36,758	$2,734	$529,257
(1)Value of OP equity represents the fair value of OP units, subordinated performance units, and Series A-1 preferred units.

During the nine months ended September 30, 2022, in connection with the retirement of Northwest as a PRO as discussed in Note 1 and Note 3, the Company acquired Northwest's rights to its asset management agreements, the Northwest brand, intellectual property, and certain tangible assets for $3.2 million, which was paid for by the issuance of 46,540 OP units.
Dispositions
During the nine months ended September 30, 2022, the Company disposed of one self storage property and an undeveloped land parcel for net proceeds of $6.2 million. The Company recorded a net gain on the dispositions of $2.1 million.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30, 2022	December 31, 2021
Customer in-place leases, net of accumulated amortization of $20,669 and $14,336, respectively	$9,773	$29,427
Receivables:
Trade, net	10,101	6,228
PROs and other affiliates	3,812	2,878
Receivables from unconsolidated real estate ventures	6,555	4,028
Property acquisition and other deposits	750	800
Interest rate swaps	53,890	—
Prepaid expenses and other	11,639	9,552
Corporate furniture, equipment and other, net	1,604	1,422
Trade names	7,442	6,380
Management contracts, net of accumulated amortization of $5,106 and $4,237, respectively	12,405	10,983
Tenant reinsurance intangible, net of accumulated amortization of $2,225 and $1,504, respectively	21,816	22,537
Goodwill	8,182	8,182
Total	$147,969	$102,417
Amortization expense related to customer in-place leases amounted to $9.1 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively and $29.1 million and $11.5 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense related to management contracts amounted to $0.2 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively, and $0.6 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.2 million and $0.1 million for the three months ended September 30, 2022 and 2021, respectively, and $0.7 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of September 30, 2022 and December 31, 2021 is summarized as follows (dollars in thousands):

	Interest Rate(1)	September 30, 2022	December 31, 2021
Credit Facility:
Revolving line of credit	4.39%	$432,000	$490,000
Term loan A	3.69%	125,000	125,000
Term loan B	2.89%	250,000	250,000
Term loan C	2.86%	225,000	225,000
Term loan D	3.07%	175,000	175,000
Term loan E	4.29%	125,000	125,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 term loan facility	4.27%	100,000	100,000
June 2029 term loan facility	4.69%	285,000	—
2026 Senior Unsecured Notes	2.16%	35,000	35,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	—
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
November 2033 Senior Unsecured Notes	2.96%	125,000	—
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.82%	300,688	303,944
Total principal		3,497,688	2,948,944
Unamortized debt issuance costs and debt premium, net		(9,964)	(8,013)
Total debt		$3,487,724	$2,940,931
(1)Represents the effective interest rate as of September 30, 2022. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of September 30, 2022, the Company's unsecured credit facility provided for total borrowings of $1.550 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $650.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), (v) a $175.0 million tranche D term loan facility (the "Term Loan D") and (vi) a $125.0 million tranche E term loan facility (the "Term Loan E"). As of September 30, 2022, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
As of September 30, 2022, the Company had outstanding letters of credit totaling $6.2 million and would have had the capacity to borrow remaining Revolver commitments of $211.8 million while remaining in compliance with the credit facility's financial covenants. At September 30, 2022, the Company was in compliance with all such covenants.

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
Interest rates applicable to loans under the June 2029 Term Loan Facility are payable monthly in arrears on the first day of each month at either a base rate plus applicable margin or SOFR plus applicable margin. As of September 30, 2022, the June 2029 Term Loan Facility had a variable effective interest rate of 4.69%. The base rate is the greater of (i) prime rate, (ii) 0.50% plus the Federal Funds Effective Rate, and (iii) 1.0% plus adjusted term secured overnight financing rate ("SOFR"). The applicable margin for the June 2029 Term Loan Facility is leverage and credit rating-based and ranges from 0.55% to 1.2% for base rate loans and 1.55% to 2.2% for SOFR based loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the June 2029 Term Loan Facility be subject to rating-based margins ranging from 0.075% to 1.2% for base rate loans and 1.075% to 2.2% for SOFR based loans.
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
November 2032 Senior Unsecured Notes
On August 30, 2022, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "August 2022 Note Purchase Agreement") which provides for the private placement of $200.0 million of 5.06% senior unsecured notes due November 16, 2032 (the "November 2032 Notes") to certain institutional investors. The November 2032 Notes are governed by the August 2022 Note Purchase Agreement. On September 28, 2022 the operating partnership issued the November 2032 Notes.

Future Debt Obligations
Based on existing debt agreements in effect as of September 30, 2022, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2022	$1,118	$(672)	$446
2023	376,813	(2,325)	374,488
2024	703,964	(1,941)	702,023
2025	512,185	(1,365)	510,820
2026	212,322	(1,202)	211,120
2027	212,369	(871)	211,498
Thereafter	1,478,917	(1,588)	1,477,329
	$3,497,688	$(9,964)	$3,487,724

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per common share - basic and diluted
Numerator
Net income	$40,177	$40,730	$133,388	$104,040
Net income attributable to noncontrolling interests	(17,966)	(10,506)	(60,911)	(24,260)
Net income attributable to National Storage Affiliates Trust	22,211	30,224	72,477	79,780
Distributions to preferred shareholders	(3,382)	(3,276)	(10,043)	(9,827)
Distributed and undistributed earnings allocated to participating securities	(14)	(16)	(44)	(43)
Net income attributable to common shareholders - basic	18,815	26,932	62,390	69,910
Effect of assumed conversion of dilutive securities	—	10,138	—	23,183
Net income attributable to common shareholders - diluted	$18,815	$37,070	$62,390	$93,093

Denominator
Weighted average shares outstanding - basic	91,471	86,257	91,446	78,307
Effect of dilutive securities:
Weighted average effect of outstanding forward offering agreement	—	—	—	133
Weighted average OP units outstanding	—	30,103	—	29,940
Weighted average DownREIT OP unit equivalents outstanding	—	1,925	—	1,925
Weighted average LTIP units outstanding	—	80	—	101
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	21,660	—	20,577
Weighted average shares outstanding - diluted	91,471	140,025	91,446	130,983

Earnings per share - basic	$0.21	$0.31	$0.68	$0.89
Earnings per share - diluted	$0.21	$0.26	$0.68	$0.71

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2022, 415,269 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the three and nine months ended September 30, 2022, 252,894 LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
For the three and nine months ended September 30, 2022, potential common shares totaling 58.6 million and 58.5 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.

10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended September 30, 2022 and 2021, the Company incurred $5.8 million and $5.4 million, respectively, for supervisory and administrative fees to the PROs and during the nine months ended September 30, 2022 and 2021, the Company incurred $16.7 million and $14.5 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended September 30, 2022 and 2021, the Company incurred $7.5 million and $6.9 million, respectively, for payroll and related costs reimbursable to these PROs and for the nine months ended September 30, 2022 and 2021, the Company incurred $21.6 million and $19.9 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended September 30, 2022 and 2021, the Company incurred $0.1 million and $0.3 million of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs and during the nine months ended September 30, 2022 and 2021, the Company incurred $0.5 million and $0.8 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
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

12. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company sometimes limits its exposure to interest rate fluctuations by entering into interest rate swap agreements. The interest rate swap agreements moderate the Company's exposure to interest rate risk by effectively converting the interest on variable-rate debt to a fixed rate. The Company measures its interest rate swap derivatives at fair value on a recurring basis. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings.
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of September 30, 2022
Interest Rate Swaps	15	$1,125,000	$53,890	$—

As of December 31, 2021
Interest Rate Swaps	19	$1,125,000	$—	$33,757

The following table presents the effect of our derivative instruments on our consolidated financial statements (dollars in thousands):

Fair value at December 31, 2020	$(77,918)
Swap ineffectiveness	24
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive loss	15,323
Unrealized losses on interest rate swaps included in accumulated other comprehensive income	14,418
Fair value at September 30, 2021	$(48,153)

Fair value at December 31, 2021	$(33,757)
Swap ineffectiveness	7
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	7,427
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	80,213
Fair value at September 30, 2022	$53,890
As of September 30, 2022 and December 31, 2021, the Company had outstanding interest rate swaps with aggregate notional amounts of $1,125.0 million and $1,125.0 million, respectively, designated as cash flow hedges. As of September 30, 2022, the Company's swaps had a weighted average remaining term of approximately 2.4 years. The fair value of these swaps are presented as interest rate swap assets and liabilities in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at September 30, 2022 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $23.9 million of the unrealized gains included in accumulated other comprehensive income (loss).

There were no transfers between levels of the three-tier fair value measurement hierarchy during the nine months ended September 30, 2022 and 2021. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2022, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at September 30, 2022 and December 31, 2021, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable-rate debt financing reflected in the balance sheets at September 30, 2022 and December 31, 2021 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate private placement notes and mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company’s fixed rate private placement notes was approximately $1.23 billion as of September 30, 2022, with a fair value of approximately $992.6 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 6.23%, compared to the weighted average contractual interest rate of 3.40%. The combined principal balance of the Company’s fixed rate private placement notes was approximately $905.0 million as of December 31, 2021, with a fair value of approximately $931.1 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 2.81%, compared to the weighted average contractual interest rate of 3.09%. The combined principal balance of the Company's fixed rate mortgages payable was approximately $300.7 million as of September 30, 2022 with a fair value of approximately $282.4 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 6.07%, compared to the weighted average contractual interest rate of 4.10%. The combined principal balance of the Company's fixed rate mortgages was approximately $303.9 million as of December 31, 2021 with a fair value of approximately $319.9 million. In determining the fair value as of December 31, 2021, the Company estimated a weighted average market interest rate of approximately 2.55%, compared to the weighted average contractual interest rate of 4.12%.

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
Statements regarding the following subjects, among others, may be forward-looking:
•market trends in our industry, including unfavorable changes to economic conditions that could adversely affect occupancy levels, rental rates and expenses including as a result of the COVID-19 pandemic, interest rates, inflation, the debt and lending markets or the general economy;
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021, and the other documents we file from time to time with the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of a majority of our consolidated properties and our unconsolidated real estate ventures. As of September 30, 2022, our property management platform managed and controlled 531 of our consolidated properties and 185 of our unconsolidated real estate venture properties. The properties are managed by us under the brands of iStorage, SecurCare and Northwest.

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
As of September 30, 2022, the Company had nine PROs: Optivest, Guardian, Move It, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of September 30, 2022, we owned a geographically diversified portfolio of 915 self storage properties, located in 39 states and Puerto Rico, comprising approximately 58.1 million rentable square feet, configured in approximately 451,000 storage units. Of these properties, 299 were acquired by us from our current and former PROs, 615 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the nine months ended September 30, 2022, we acquired 43 self storage properties for $529.3 million, comprising approximately 3.0 million rentable square feet, configured in approximately 23,000 storage units. Of these acquisitions, two were acquired from one of our PROs and 41 were acquired from third-party sellers. During the nine months ended September 30, 2022, we disposed of one self storage property that we had acquired from one of our PROs.

Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. In addition, we consider the 75% third-party interest in the Company's unconsolidated real estate ventures, which currently own 185 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $1.6 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth.
2018 Joint Venture
As of September 30, 2022, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 104 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states. On August 29, 2022, the 2018 Joint Venture acquired one self storage property for approximately $6.6 million. The 2018 Joint Venture financed the acquisition with capital contributions from venture members, of which the Company contributed approximately $1.6 million.
2016 Joint Venture
As of September 30, 2022, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states. On April 12, 2022, our 2016 Joint Venture acquired seven self storage properties for approximately $207.6 million. Our 2016 Joint Venture financed the acquisition with capital contributions from venture members, of which the Company contributed approximately $51.9 million.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 43 self storage properties during the nine months ended September 30, 2022 and 229 self storage properties during the year ended December 31, 2021. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
To help analyze the operating performance of our self storage properties, we also discuss and analyze operating results relating to our same store portfolio. Our same store portfolio is defined as those properties owned and operated on a stabilized basis since the first day of the earliest year presented. We consider a property to be stabilized once it has achieved an occupancy rate that is representative of similar properties in the applicable market. We exclude any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. As of September 30, 2022, our same store portfolio consisted of 629 consolidated self storage properties.
During the three months ended September 30, 2022, we incurred outsized casualty-related expenses and losses due to certain events including floods, fires, and hurricanes Fiona and Ian, which we do not consider indicative of our core operating performance. These elevated amounts of casualty costs from these events totaled $5.7 million which is included in other operating expenses. The Company maintains property and casualty insurance on its wholly-owned and joint venture properties, which covers both damages and business interruption expenses subject to varying deductibles depending on the cause and extent of the claim.
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

Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021
Net income was $40.2 million for the three months ended September 30, 2022, compared to $40.7 million for the three months ended September 30, 2021, a decrease of $0.5 million. The decrease was primarily due to increases in depreciation, amortization and interest expense partially offset by an increase in net operating income ("NOI") generated from 153 self storage properties acquired between October 1, 2021 and September 30, 2022 and same store NOI growth. For a description of NOI, see "Non-GAAP Financial Measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Rental revenue
Same store portfolio	$136,586	$122,841	$13,745
Non-same store portfolio	57,138	16,579	40,559
Total rental revenue	193,724	139,420	54,304
Other property-related revenue
Same store portfolio	4,248	4,405	(157)
Non-same store portfolio	2,152	736	1,416
Total other property-related revenue	6,400	5,141	1,259
Property operating expenses
Same store portfolio	36,915	34,530	2,385
Non-same store portfolio	18,217	4,935	13,282
Total property operating expenses	55,132	39,465	15,667
Net operating income
Same store portfolio	103,919	92,716	11,203
Non-same store portfolio	41,073	12,380	28,693
Total net operating income	144,992	105,096	39,896
Management fees and other revenue	6,649	6,282	367
General and administrative expenses	(15,298)	(13,012)	(2,286)
Depreciation and amortization	(59,631)	(38,983)	(20,648)
Other	(6,356)	(994)	(5,362)
Other (expense) income
Interest expense	(28,871)	(18,144)	(10,727)
Equity in earnings of unconsolidated real estate ventures	2,134	1,682	452
Acquisition costs	(1,142)	(512)	(630)
Non-operating expense	(226)	(241)	15
Other expense, net	(28,105)	(17,215)	(10,890)
Income before income taxes	42,251	41,174	1,077
Income tax expense	(2,074)	(444)	(1,630)
Net income	40,177	40,730	(553)
Net income attributable to noncontrolling interests	(17,966)	(10,506)	(7,460)
Net income attributable to National Storage Affiliates Trust	22,211	30,224	(8,013)
Distributions to preferred shareholders	(3,382)	(3,276)	(106)
Net income attributable to common shareholders	$18,829	$26,948	$(8,119)

Total Revenue
Our total revenue, including management fees and other revenue, increased by $55.9 million, or 37.1%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase was primarily attributable to incremental revenue from 153 self storage properties acquired between October 1, 2021 and September 30, 2022 (partially offset by the disposition of one self storage property) and a 9.2% increase, from $13.35 for the three months ended September 30, 2021 to $14.58 for the three months ended September 30, 2022, in annualized rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupancy ("average annualized rental revenue per occupied square foot"), driven primarily by increased contractual lease rates for in-place tenants. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $54.3 million, or 38.9%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. The increase in rental revenue was due to a $40.6 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue from 153 self storage properties acquired between October 1, 2021 and September 30, 2022. For the three months ended September 30, 2022 compared to the three months ended September 30, 2021, same store portfolio rental revenues increased $13.7 million, or 11.2%, due to a 13.6% increase in average annualized rental revenue per occupied square foot which increased from $13.27 for the three months ended September 30, 2021, to $15.07, for the three months ended September 30, 2022.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $1.3 million, or 24.5%, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021. This increase primarily resulted from a $1.4 million increase in non-same store other property-related revenue primarily due to the 153 self storage properties acquired between October 1, 2021 and September 30, 2022.
Management Fees and Other Revenue
Management fees and other revenue primarily relates to managing and operating the unconsolidated real estate ventures. Management fees and other revenue increased $0.4 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. This increase was primarily attributable to an increase in management fees due to growth in unconsolidated real estate ventures' revenue.
Property Operating Expenses
Property operating expenses were $55.1 million for the three months ended September 30, 2022 compared to $39.5 million for the three months ended September 30, 2021, an increase of $15.7 million, or 39.7%. The increase primarily resulted from additional expense from the 153 self storage properties acquired between October 1, 2021 and September 30, 2022. Same store portfolio operating expenses increased $2.4 million, or 6.9%, due primarily to increases in property taxes, utilities, and payment processing fees, partially offset by decreases in insurance expenses.
General and Administrative Expenses
General and administrative expenses increased $2.3 million, or 17.6%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase was primarily attributable to increases in supervisory and administrative fees charged by our PROs resulting from the increase in the number of properties managed by our PROs, and personnel costs.
Depreciation and Amortization
Depreciation and amortization increased $20.6 million, or 53.0%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase was primarily attributable to incremental depreciation expense related to the 153 self storage properties acquired between October 1, 2021 and September 30, 2022, and an increase in amortization of customer in-place leases from $5.1 million for the three months ended September 30, 2021 to $9.1 million for the three months ended September 30, 2022.

Other
Other expenses increased $5.4 million for the three months ended September 30, 2022, from $1.0 million for the three months ended September 30, 2021. This increase was primarily attributable to increases in casualty-related expenses and losses.
Interest Expense
Interest expense increased $10.7 million, or 59.1%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. The increase in interest expense was primarily attributable to additional borrowings consisting of (i) the July 2021 issuance of the $35.0 million of 2.16% senior unsecured notes due May 4, 2026 and $90.0 million of 3.00% senior unsecured notes due May 4, 2031, (ii) the September 2021 issuance of $125.0 million of term loan debt under our credit facility with an effective interest rate of 4.29% as of September 30, 2022, (iii) the December 14, 2021 issuance of $75.0 million of 2.72% senior unsecured notes due November 30, 2030, $175.0 million of 2.81% senior unsecured notes due November 30, 2031 and $75.0 million of 3.06% senior unsecured notes due November 30, 2036, (iv) the January 2022 issuance of $125.0 million of 2.96% senior unsecured notes due November 30, 2033, (v) the June 2022 issuance of $285.0 million of term loan debt due June 2029 with an effective interest rate of 4.69% as of September 30, 2022, (vi) an increase in average borrowings outstanding under our revolving line of credit with an effective interest rate of 4.39% as of September 30, 2022, and (vii) an increase in interest expense on our variable-rate debt resulting from an increase in market interest rates.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended September 30, 2022, we recorded $2.1 million of equity in earnings from our unconsolidated real estate ventures compared to $1.7 million of earnings for the three months ended September 30, 2021.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 1, we allocate GAAP income utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $18.0 million for the three months ended September 30, 2022, compared to $10.5 million for the three months ended September 30, 2021.

Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021
Net income was $133.4 million for the nine months ended September 30, 2022, compared to $104.0 million for the nine months ended September 30, 2021, an increase of $29.4 million. The increase was primarily due to an increase in net operating income ("NOI") generated from 153 self storage properties acquired between October 1, 2021 and September 30, 2022 and same store NOI growth, partially offset by increases in depreciation and amortization and interest expense. For a description of NOI, see "Non-GAAP Financial Measures – NOI".
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Rental revenue
Same store portfolio	$397,458	$347,558	$49,900
Non-same store portfolio	155,371	32,299	123,072
Total rental revenue	552,829	379,857	172,972
Other property-related revenue
Same store portfolio	12,830	12,820	10

	Nine Months Ended September 30,
	2022	2021	Change
Non-same store portfolio	6,077	1,287	4,790
Total other property-related revenue	18,907	14,107	4,800
Property operating expenses
Same store portfolio	106,748	100,805	5,943
Non-same store portfolio	50,930	9,918	41,012
Total property operating expenses	157,678	110,723	46,955
Net operating income
Same store portfolio	303,540	259,573	43,967
Non-same store portfolio	110,518	23,668	86,850
Total net operating income	414,058	283,241	130,817
Management fees and other revenue	21,111	18,117	2,994
General and administrative expenses	(43,966)	(36,700)	(7,266)
Depreciation and amortization	(175,594)	(107,458)	(68,136)
Other	(7,351)	(1,701)	(5,650)
Other (expense) income
Interest expense	(75,966)	(52,275)	(23,691)
Equity in earnings of unconsolidated real estate ventures	5,590	3,615	1,975
Acquisition costs	(2,377)	(922)	(1,455)
Non-operating expense	(599)	(562)	(37)
Gain on sale of self storage properties	2,134	—	2,134
Other expense, net	(71,218)	(50,144)	(21,074)
Income before income taxes	137,040	105,355	31,685
Income tax expense	(3,652)	(1,315)	(2,337)
Net income	133,388	104,040	29,348
Net income attributable to noncontrolling interests	(60,911)	(24,260)	(36,651)
Net income attributable to National Storage Affiliates Trust	72,477	79,780	(7,303)
Distributions to preferred shareholders	(10,043)	(9,827)	(216)
Net income attributable to common shareholders	$62,434	$69,953	$(7,519)
Total Revenue
Our total revenue, including management fees and other revenue, increased by $180.8 million, or 43.9%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase was primarily attributable to incremental revenue from 153 self storage properties acquired between October 1, 2021 and September 30, 2022 (partially offset by the disposition of one self storage property), and a 10.0% increase in average annualized rental revenue per occupied square foot, from $12.85 for the nine months ended September 30, 2021 to $14.13 for the nine months ended September 30, 2022.
Rental Revenue
Rental revenue increased by $173.0 million, or 45.5%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. The increase in rental revenue was due to a $123.1 million increase in non-same store rental revenue which was primarily attributable to incremental rental revenue from 153 self storage properties acquired between October 1, 2021 and September 30, 2022. Same store portfolio rental revenues increased $49.9 million, or 14.4%, due to a 13.9% increase, from $12.78 to $14.56, in average annualized rental revenue per occupied square foot.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $4.8 million, or 34.0%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, which was primarily attributable to incremental other property-related revenue from 153 self storage properties acquired between October 1, 2021 and September 30, 2022.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $21.1 million for the nine months ended September 30, 2022, compared to $18.1 million for the nine months ended September 30, 2021, an increase of $3.0 million. This increase was primarily attributable to increased property management fees due to (i) acquisition fees of approximately $0.7 million related to property acquisitions made by our 2016 and 2018 Joint Ventures and (ii) growth in unconsolidated real estate ventures' revenue.
Property Operating Expenses
Property operating expenses were $157.7 million for the nine months ended September 30, 2022 compared to $110.7 million for the nine months ended September 30, 2021, an increase of $47.0 million, or 42.4%. The increase in property operating expenses primarily resulted from a $41.0 million increase in non-same store property operating expenses that was primarily attributable to incremental property operating expenses from 153 self storage properties acquired between October 1, 2021 and September 30, 2022. Same store portfolio operating expenses increased $5.9 million, due primarily to increases in property taxes, utilities, repairs and maintenance, and payment processing fees, partially offset by decreases in insurance expenses.
General and Administrative Expenses
General and administrative expenses increased $7.3 million, or 19.8%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase was primarily attributable to increases in supervisory and administrative fees charged by our PROs resulting from the increase in the number of properties managed by our PROs, and personnel costs.
Depreciation and Amortization
Depreciation and amortization increased $68.1 million, or 63.4%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. This increase was primarily attributable to incremental depreciation expense related to the 153 self storage properties acquired between October 1, 2021 and September 30, 2022, and an increase in amortization of customer in-place leases from $11.5 million for the nine months ended September 30, 2022 to $29.1 million for the nine months ended September 30, 2021.
Other
Other expenses increased $5.7 million, for the nine months ended September 30, 2022, from $1.7 million for the nine months ended September 30, 2021. This increase was primarily attributable to increases in casualty-related expenses and losses.
Interest Expense
Interest expense increased $23.7 million, or 45.3%, for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The increase in interest expense was primarily attributable to additional borrowings consisting of (i) the May 2021 issuance of the $55.0 million of 3.10% senior unsecured notes due May 4, 2033, (ii) the July 2021 issuance of the $35.0 million of 2.16% senior unsecured notes due May 4, 2026 and $90.0 million of 3.00% senior unsecured notes due May 4, 2031, (iii) the September 2021 issuance of $125.0 million of term loan debt under our credit facility with an effective interest rate of 4.29% as of September 30, 2022, (iv) the December 14, 2021 issuance of $75.0 million of 2.72% senior unsecured notes due November 30, 2030, $175.0 million of 2.81% senior unsecured notes due November 30, 2031 and $75.0 million of 3.06% senior unsecured notes due November 30, 2036, (v) the January 2022 issuance of $125.0 million of 2.96% senior unsecured notes due November 30, 2033, (vi) the June 2022 issuance of $285.0 million of term loan debt due June 2029 with an effective interest rate of 4.69% as of September 30, 2022, (vii) an increase in average borrowings outstanding under our revolving line of credit with an effective interest rate of 4.39% as of September 30, 2022, and (viii) an increase in interest expense on our variable-rate debt resulting from an increase in market interest rates.

Gain on Sale of Self Storage Properties
During the nine months ended September 30, 2022, we disposed of one self storage property and an undeveloped land parcel for net proceeds of $6.2 million. We recorded a net gain on the dispositions of $2.1 million.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the nine months ended September 30, 2022, we recorded $5.6 million of equity in earnings from our unconsolidated real estate ventures compared to $3.6 million of earnings for the nine months ended September 30, 2021.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2, we allocate GAAP income utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $60.9 million for the nine months ended September 30, 2022, compared to $24.3 million for the nine months ended September 30, 2021.
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The December 2018 Nareit Funds From Operations White Paper - 2018 Restatement, which we refer to as the White Paper, defines FFO as net income (as determined under GAAP), excluding: real estate depreciation and amortization, gains and losses from the sale of certain real estate assets, gains and losses from change in control, mark-to-market changes in value recognized on equity securities, impairment write-downs of certain real estate assets and impairment of investments in entities when it is directly attributable to decreases in the value of depreciable real estate held by the entity and after items to record unconsolidated partnerships and joint ventures on the same basis. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders, we exclude distributions declared on subordinated performance units, DownREIT subordinated performance units, preferred shares and preferred units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt, casualty-related expenses or losses, and adjustments for unconsolidated partnerships and joint ventures.
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

The following table presents a reconciliation of net income to FFO and Core FFO for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$40,177	$40,730	$133,388	$104,040
Add (subtract):
Real estate depreciation and amortization	59,303	38,636	174,643	106,404
Company's share of unconsolidated real estate venture real estate depreciation and amortization	4,441	3,842	12,611	11,563
Gain on sale of self storage properties	—	—	(2,134)	—
Distributions to preferred shareholders and unitholders	(3,653)	(3,517)	(10,857)	(10,551)
FFO attributable to subordinated performance unitholders(1)	(14,053)	(12,725)	(43,648)	(33,980)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	86,215	66,966	264,003	177,476
Add:
Acquisition costs	1,142	512	2,377	922
Casualty-related expenses(2)	5,754	—	5,754	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$93,111	$67,478	$272,134	$178,398

Weighted average shares and units outstanding - FFO and Core FFO:(3)
Weighted average shares outstanding - basic	91,471	86,257	91,446	78,307
Weighted average restricted common shares outstanding	26	39	27	32
Weighted average effect of forward offering agreement(4)	—	—	—	133
Weighted average OP units outstanding	35,344	30,103	35,361	29,940
Weighted average DownREIT OP unit equivalents outstanding	1,925	1,925	1,925	1,925
Weighted average LTIP units outstanding	477	525	526	549
Total weighted average shares and units outstanding - FFO and Core FFO	129,243	118,849	129,285	110,886

FFO per share and unit	$0.67	$0.56	$2.04	$1.60
Core FFO per share and unit	$0.72	$0.57	$2.10	$1.61

(1) Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2) These casualty related expenses are recorded in the line item "Other" included in operating expenses in the accompanying consolidated statement of operations.
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

(4) Represents the dilutive effect of the forward offering from the application of the treasury stock method.

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per share - diluted	$0.21	$0.26	$0.68	$0.71
Impact of the difference in weighted average number of shares(1)	(0.06)	0.05	(0.20)	0.14
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.14	—	0.47	—
Add real estate depreciation and amortization	0.46	0.33	1.35	0.96
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.03	0.03	0.10	0.10
Subtract gain on sale of self storage properties	—	—	(0.02)	—
FFO attributable to subordinated performance unitholders	(0.11)	(0.11)	(0.34)	(0.31)
FFO per share and unit	0.67	0.56	2.04	1.60
Add acquisition costs	0.01	0.01	0.02	0.01
Add casualty-related expenses	0.04	—	0.04	—
Core FFO per share and unit	$0.72	$0.57	$2.10	$1.61

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
The following table presents a reconciliation of net income to NOI for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$40,177	$40,730	$133,388	$104,040
(Subtract) Add:
Management fees and other revenue	(6,649)	(6,282)	(21,111)	(18,117)
General and administrative expenses	15,298	13,012	43,966	36,700
Other	6,356	994	7,351	1,701
Depreciation and amortization	59,631	38,983	175,594	107,458
Interest expense	28,871	18,144	75,966	52,275
Equity in earnings of unconsolidated real estate ventures	(2,134)	(1,682)	(5,590)	(3,615)
Acquisition costs	1,142	512	2,377	922
Income tax expense	2,074	444	3,652	1,315
Gain on sale of self storage properties	—	—	(2,134)	—
Non-operating expense	226	241	599	562
Net Operating Income	$144,992	$105,096	$414,058	$283,241
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about our 2018 Joint Venture and 2016 Joint Venture see Note 5 to the condensed consolidated financial statements in Item 1.
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense and the Company's share of unconsolidated real estate venture depreciation and amortization. We define Adjusted EBITDA as EBITDA plus acquisition costs, equity-based compensation expense, losses on sale of properties and impairment of long-lived assets, casualty-related expenses, minus gains on sale of properties and debt forgiveness, and after adjustments for unconsolidated partnerships and joint ventures. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$40,177	$40,730	$133,388	$104,040
Add:
Depreciation and amortization	59,631	38,983	175,594	107,458
Company's share of unconsolidated real estate venture depreciation and amortization	4,441	3,842	12,611	11,563
Interest expense	28,871	18,144	75,966	52,275
Income tax expense	2,074	444	3,652	1,315
EBITDA	135,194	102,143	401,211	276,651
Add:
Acquisition costs	1,142	512	2,377	922
Gain on sale of self storage properties	—	—	(2,134)	—
Casualty-related expenses (recoveries)	5,754	—	5,754	—
Equity-based compensation expense	1,546	1,454	4,670	4,088
Adjusted EBITDA	$143,636	$104,109	$411,878	$281,661

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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. Interest rates have increased in recent periods. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At September 30, 2022, we had $33.4 million in cash and cash equivalents and $4.0 million of restricted cash, an increase in cash and cash equivalents of $8.4 million and a increase in restricted cash of $1.2 million from December 31, 2021. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $349.9 million for the nine months ended September 30, 2022 compared to $238.7 million for the nine months ended September 30, 2021, an increase of $111.2 million. Our operating cash flow increased primarily due to the 110 self storage properties acquired between October 1, 2021 and December 31, 2021 that generated cash flow for the entire nine months ended September 30, 2022, an additional 43 self storage properties acquired during the nine months ended September 30, 2022 and same store NOI growth. Because 153 self storage properties were acquired after September 30, 2021, our operating results for the nine months ended September 30, 2021 were not impacted by them. The increase in our operating cash flows was partially offset by higher cash payments for interest expense.
Investing Activities
Cash used in investing activities was $573.0 million for the nine months ended September 30, 2022 compared to $985.8 million for the nine months ended September 30, 2021. The primary uses of cash for the nine months ended September 30, 2022 were for our acquisition of 43 self storage properties for cash consideration of $488.7 million, capital contributions of $55.0 million to fund the self storage property acquisitions of our 2016 Joint Venture and 2018 Joint Venture, capital expenditures of $33.9 million, and deposits for potential acquisitions of $0.8 million, partially offset by $6.2 million of proceeds from the disposition of one self storage property and an undeveloped land parcel.

Capital expenditures totaled $33.9 million and $19.3 million during the nine months ended September 30, 2022 and 2021, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Recurring capital expenditures	$8,852	$6,430
Value enhancing capital expenditures	10,258	7,149
Acquisitions capital expenditures	14,351	7,035
Total capital expenditures	33,461	20,614
Change in accrued capital spending	441	(1,265)
Capital expenditures per statement of cash flows	$33,902	$19,349

Financing Activities
Cash provided by our financing activities was $232.6 million for the nine months ended September 30, 2022 compared to cash provided by financing activities of $799.0 million for the nine months ended September 30, 2021. Our sources of financing cash flows for the nine months ended September 30, 2022 primarily consisted of $792.0 million of borrowings under our Revolver, $285.0 million of borrowings under our June 2029 Term Loan, $125.0 million from the issuance of the November 2033 Notes and $200.0 million from the issuance of the November 2032 Notes. Our primary uses of financing cash flows for the nine months ended September 30, 2022 were for principal payments on existing debt of $853.3 million (which included $850.0 million of principal repayments under the Revolver and $3.3 million of fixed rate mortgage principal payments), payments of dividends to common shareholders of $146.1 million, distributions to noncontrolling interests of $104.8 million, repurchases of common shares of approximately $50.1 million, (which included issuance costs), and distributions to preferred shareholders of $10.0 million.

Credit Facility and Term Loan Facilities
As of September 30, 2022, our credit facility provided for total borrowings of $1.550 billion, consisting of six components: (i) a Revolver which provides for a total borrowing commitment up to $650.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C, (v) a $175.0 million Term Loan D and (vi) a $125.0 million Term Loan E. The Revolver matures in January 2024; provided that we may elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A matures in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025, the Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan A, Term Loan B, Term Loan C, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of September 30, 2022, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion. As of September 30, 2022, we would have had the capacity to borrow remaining Revolver commitments of $211.8 million while remaining in compliance with the credit facility's financial covenants.
We have a 2023 Term Loan Facility that matures in June 2023 and is separate from the credit facility in an aggregate amount of $175.0 million. As of September 30, 2022 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We have an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount of $400.0 million.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of September 30, 2022 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of September 30, 2022 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of September 30, 2022 the June 2029 Term Loan Facility had a variable effective interest rate of 4.69%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
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
November 2032 Senior Unsecured Notes
On August 30, 2022, our operating partnership entered into an agreement to issue $200.0 million of 5.06% senior unsecured notes due November 16, 2032 to certain institutional investors. On September 28, 2022 the operating partnership issued the November 2032 Notes.
Fixed Rate Mortgage Payable
On July 9, 2021, we entered into an agreement with a single lender for an $88.0 million debt financing secured by eight of our self storage properties. This interest-only loan matures in July 2028 and has a fixed interest rate of 2.77%.
Equity Transactions
Issuance of Common Shares
During the nine months ended September 30, 2022, after receiving notices of redemption from certain OP unitholders, we elected to issue 614,712 common shares to such holders in exchange for 614,712 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 43 properties acquired during the nine months ended September 30, 2022, we issued $36.8 million of OP equity (consisting of 353,030 Series A-1 perpetual preferred units, 458,958 OP units and 45,555 subordinated performance units). We also issued $3.2 million of OP equity (consisting of 46,540 OP units) as consideration for Northwest's rights to property management contracts, brand, intellectual property, and certain intangible assets in connection with the PRO retirement.
During the nine months ended September 30, 2022, we also issued (i) 3,911,260 OP units upon the non-voluntary conversion of 2,078,357 subordinated performance units in connection with Northwest's retirement, (ii) 235,241 OP units upon the conversion of 82,611 subordinated performance units and (iii) 192,296 OP units upon the conversion of an equivalent number of LTIP units. We also issued 393,614 subordinated performance units upon the conversion of 800,556 OP units.
Dividends and Distributions
On August 25, 2022, our board of trustees declared a cash dividend and distribution, respectively, of $0.55 per common share and OP unit to shareholders and OP unitholders of record as of September 15, 2022. On August 25, 2022, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of September 15, 2022. On August 25, 2022, our board of trustees declared cash distributions of $14.1 million, in aggregate, to subordinated performance unitholders of record as of September 15, 2022. Such dividends and distributions were paid on September 30, 2022.

Common Share Repurchases
On July 11, 2022, we approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares from time to time. During the three months ended September 30, 2022, we repurchased 953,924 common shares for approximately $50.0 million.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of September 30, 2022, our operating partnership had an aggregate of $2,964.6 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.

Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of September 30, 2022, an aggregate of $228.3 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of September 30, 2022, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of September 30, 2022, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future income, cash flows, and fair values of financial instruments are dependent upon prevailing market interest rates. The primary market risk to which we believe we are exposed is interest rate risk. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We use interest rate swaps to moderate our exposure to interest rate risk by effectively converting the interest on variable-rate debt to a fixed rate. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes.

As of September 30, 2022, we had $842.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (currently one-month LIBOR and Term SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $8.4 million annually.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2022, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 61,622 common shares to satisfy redemption requests from certain limited partners.
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
On October 7, 2022, the operating partnership issued 95,000 OP units to an affiliate of Hide-Away, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On October 28, 2022, the operating partnership issued 57,716 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, in exchange for cash.

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
As of November 2, 2022, other than those OP units held by the Company, after reflecting the transactions described herein, 35,413,005 OP units of its operating partnership were outstanding (including 728,890 outstanding LTIP units in the operating partnership and 1,924,918 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions) and 12,427,510 subordinated performance units (including 4,337,111 subordinated performance units in certain subsidiaries of the operating partnership ("DownREIT subordinated performance units").
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares. The table below summarizes all of our repurchases of common shares during three months ended September 30, 2022:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1 - July 31, 2022	—	$—	—	$—
August 1 - August 31, 2022	300,000	54.37	300,000	383,689,010
September 1 - September 30, 2022	653,924	51.49	653,924	350,018,045
Total/Weighted Average	953,924	$52.40	$953,924	$350,018,045

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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A, filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

3.5
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

3.6
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

4.3
Description of Common Shares of Beneficial Interest and 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (Exhibit 4.3 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2020, is incorporated herein by this reference)

10.1
Fifth Amendment to Credit Agreement dated as of July 29, 2022 by and among NSA OP, LP, as Borrower, the lenders from time to time party thereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association and BMO Capital Markets Corp. as Co-Lead Arrangers and Co-Documentation Agents, Wells Fargo Securities, LLC as Co-Lead Arranger, Wells Fargo Bank, National Association, as Co-Documentation Agent, and CitiBank, N.A., as Co-Lead Arranger and Co-Documentation Agent for the Revolving Credit Facility (exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022, is incorporated herein by reference)

10.2
Amended and Restated Employment Agreement dated as of August 1, 2022 by and between National Storage Affiliates Trust and Tamara D. Fischer (exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022, is incorporated herein by reference)

10.3
Amended and Restated Employment Agreement dated as of August 1, 2022 by and between National Storage Affiliates Trust and David Cramer (exhibit 10.4 to the Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022, is incorporated herein by reference)

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
Date: November 3, 2022