Form 10-K
period 2022-12-31
National Storage Affiliates Trust
filed 2023-02-27
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $4.6 billion as of June 30, 2022. As of February 24, 2023, 89,908,948 common shares of beneficial interest, $0.01 par value per share, were outstanding.

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
Statements regarding the following subjects, among others, may be forward-looking:
•market trends in our industry, interest rates, inflation, the debt and lending markets or the general economy;
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
•impacts from highly infectious or contagious diseases, including unfavorable changes to economic conditions that could adversely affect occupancy levels, rental rates, expenses and the ability of the Company's tenants to pay rent;
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
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2022, we held ownership interests in and operated a geographically diversified portfolio of 1,101 self storage properties, located in 42 states and Puerto Rico, comprising approximately 71.8 million rentable square feet, configured in approximately 564,000 storage units. We completed our initial public offering in 2015 and our common shares of beneficial interest, $0.01 par value per share ("common shares"), are listed on the New York Stock Exchange under the symbol "NSA."

Our executive chairman of the board of trustees and former chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. ("SecurCare"), in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our participating regional operators ("PROs"), with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' "managed portfolios", which means, with respect to each PRO, the portfolio of properties that such PRO manages on our behalf. A key component of this strategy is to capitalize on the local market expertise and knowledge of regional self storage operators by maintaining the continuity of their roles as property managers.
As of December 31, 2022, our PROs managed 385 of our properties. We believe that our structure creates the right financial incentives to align the interest of our PROs with those of our public shareholders. We require our PROs to exchange the self storage properties they contribute to the Company for a combination of OP units and subordinated performance units in our operating partnership or subsidiaries of our operating partnership that issue units intended to be economically equivalent to the OP units and subordinated performance units issued by our operating partnership ("DownREIT partnerships"). OP units, which are economically equivalent to our common shares, create alignment with the performance of the Company as a whole. Subordinated performance units, which are linked to the performance of specific managed portfolios, incentivize our PROs to drive operating performance and support the sustainability of the operating cash flow generated by the self storage properties that they manage on our behalf. Because subordinated performance unit holders receive distributions only after portfolio-specific minimum performance thresholds are satisfied, subordinated performance units play a key role in aligning the interests of our PROs with us and our shareholders. Our structure thus offers PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. We believe our structure provides us with a competitive growth advantage over self storage companies that do not offer property owners the ability to participate in the performance and potential future growth of their managed portfolios.
We believe that our national platform, which includes our PRO structure and property management platform, has significant potential for continued external and internal growth. We seek to further expand our national platform by continuing to recruit additional established self storage operators to act as future PROs, pursuing strategic off-market acquisitions, as well as opportunistically partnering with institutional funds and other institutional investors in strategic joint venture arrangements while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. We are currently engaged in preliminary discussions with additional self storage operators and believe that we could add one to three more PROs in addition to the PROs we have currently, which will enhance our existing geographic footprint and allow us to enter regional markets in which we currently have limited or no market share.

At the time of our formation, we contemplated that PROs would seek to retire over time, allowing us to internalize the management of such PROs' managed portfolios into our full service internally staffed property management platform, which was initially developed to manage the properties owned by our unconsolidated real estate ventures. Internalization allows us to grow this platform by hiring former PRO employees to continue managing the same portfolios under the same local brands. With each retirement event, we acquire the PRO brand name and related intellectual property and discontinue paying the PRO supervisory and administrative fees and reimbursements. As of January 1, 2023, we have completed three retirement events: SecurCare effective March 31, 2020, Kevin Howard Real Estate, Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest") effective January 1, 2022 and Move It Self Storage and its controlled affiliates ("Move It") effective January 1, 2023.

As a result of Move It's retirement, effective January 1, 2023, management of our 72 properties in the Move It managed portfolio was transferred to us and the Move It brand name and related intellectual property was internalized by us. In addition, we will no longer pay supervisory and administrative fees and reimbursements to Move It and on January 1, 2023, we issued a notice of non-voluntary conversion to cause all subordinated performance units related to Move It's managed portfolio to convert into OP units. As part of the internalization, a majority of Move It's employees were offered and provided employment by us to continue managing Move It's portfolio of properties as members of our existing property management platform.
As a result of Northwest's retirement, effective January 1, 2022, management of our properties in the Northwest managed portfolio was transferred to us and the related Northwest brand name and intellectual property was internalized by us, and we discontinued payment of any supervisory and administrative fees and reimbursements to Northwest. Most of Northwest's employees were hired by us as members of our existing property management platform.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures under our iStorage, SecurCare and Northwest brands and, commencing on January 1, 2023, our Move It brand. As of December 31, 2022, our property management platform managed and controlled 531 of our consolidated properties and 185 of our unconsolidated real estate venture properties.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Our PROs
The Company had nine PROs as of December 31, 2022: Optivest Properties LLC and its controlled affiliates ("Optivest"), Move It Self Storage and its controlled affiliates ("Move It"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), Blue Sky Self Storage LLC, a strategic partnership between Argus Professional Storage Management and Uplift Development Group (formerly known as GYS Development LLC) ("Blue Sky"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage ("Moove In"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini").
To capitalize on their recognized and established local brands, our PROs continue to function as property managers for their managed portfolios under their existing brands (which include various brands in addition to those discussed below). Over the long-run, we may seek to continue internalizing our PROs and may brand or co-brand each location as part of NSA.
•Optivest, which is based in Dana Point, California, is one of our PROs responsible for covering portions of the northeast and southwest regions. Optivest managed 84 of our properties located in Arizona, California, Massachusetts, Nevada, New Hampshire, New Mexico, Texas and Utah as of December 31, 2022. Optivest is run by its co-founder, Warren Allan, who has more than 25 years of financial and operational management experience in the self storage industry and is recognized as a self storage acquisition and development specialist.
•Move It, which was based in Dallas, Texas, was one of our PROs responsible for covering portions of the Texas and southeast markets. Move It managed 72 of our properties located in Alabama, Florida, Louisiana, Mississippi, Tennessee and Texas as of December 31, 2022. Effective January 1, 2023, upon the retirement of Move It as a PRO, the Company acquired the Move It brand and internalized the management of the properties formerly managed by Move It.
•Guardian, which is based in Irvine, California, is one of our PROs responsible for covering portions of the southern California and southwest regions. Guardian managed 56 of our properties located in Arizona, California and Nevada as of December 31, 2022. Guardian is led by John Minar, who has nearly 40 years of self storage acquisition, rehabilitation, ownership, operations and development experience.

•Southern, which is based in Palm Beach Gardens, Florida, is one of our PROs responsible for covering portions of Arizona, New Mexico and the southeast region, including New Orleans, the Florida Panhandle, southern Georgia and Puerto Rico. Southern managed 48 of our properties in Arizona, Louisiana, the Florida Panhandle, New Mexico, southern Georgia, and Puerto Rico as of December 31, 2022. Southern is led by Bob McIntosh and Peter Cowie, who are active real estate operators with more than 30 years of self storage experience.
•Blue Sky, which is a strategic partnership between Argus Professional Storage Management and Uplift Development Group (formerly known as GYS Development LLC) and is based in the mountain west, is our PRO responsible for covering portions of the southeast, midwest, and southwest regions, including portions of Kansas, Georgia and Texas. Blue Sky managed 41 of our properties in Alabama, Arkansas, Colorado, Florida, Georgia, Indiana, Kansas, Kentucky, Minnesota, Montana, North Carolina, Texas, Wisconsin and Wyoming as of December 31, 2022. Blue Sky is led by Lee Fredrick, Ben Vestal and Michael Perry, who have extensive experience in acquisition, development and management of self storage properties.
•Moove In, which is based in York, Pennsylvania, is our PRO responsible for covering portions of the mid-atlantic and midwest regions. Moove In managed 38 of our properties in Connecticut, Iowa, Maryland, Massachusetts, New Jersey, New York and Pennsylvania as of December 31, 2022. Moove In is led by John Gilliland, who currently serves on the board of directors for the Large Owners Council of the Self Storage Association, and a past Chairman of the Self Storage Association.
•Hide-Away, which is based in Sarasota, Florida, is our PRO responsible for covering the western Florida market. Hide-Away managed 25 of our properties in western Florida as of December 31, 2022. Hide-Away is led by its founder, Steve Wilson, one of the early developers of the self storage business, who served for more than 35 years as the President of Hide-Away and its related entities, and is a past Chairman of the Self Storage Association.
•Storage Solutions, which is based in Chandler, Arizona, is our PRO responsible for covering portions of the Arizona and Nevada markets. Storage Solutions managed 11 of our properties in Arizona and Nevada as of December 31, 2022. Storage Solutions is led by its founder, Bill Bohannan, who is one of the largest operators in Phoenix and has more than 35 years of self storage acquisition, development and management experience. Mr. Bohannan is recognized in the industry as a self storage acquisition, development and management specialist.
•Personal Mini, which is based in Orlando, Florida, is our PRO responsible for covering portions of the central Florida market. Personal Mini managed 10 of our properties in central Florida as of December 31, 2022. Personal Mini is led by Marc Smith, a self storage investor who has been involved in all facets of the self storage business. Mr. Smith is a past Chairman of the Self Storage Association, and also previously served as president of the Southeast Region of the Self Storage Association.
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

Our Consolidated Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. As of December 31, 2022, we owned a geographically diversified portfolio of 916 self storage properties, located in 39 states and Puerto Rico, comprising approximately 58.3 million rentable square feet, configured in approximately 453,000 storage units. Of these properties, 301 were acquired by us from our PROs, 614 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8). A complete listing of, and additional information about, our self storage properties is included in Item 2 of this report.
During the year ended December 31, 2022, we acquired 45 consolidated self storage properties, of which five were acquired by us from our PROs and 40 were acquired by us from third-party sellers. The following is a summary of our 2022 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
2022 Acquisitions:
Georgia	11	5,737	813,287	$158,134
Florida	7	3,604	460,574	104,350
Pennsylvania	5	2,818	374,654	65,078
New Mexico	4	1,559	229,454	20,162
South Carolina	4	2,391	314,063	71,338
Texas	4	2,491	320,287	29,790
Arkansas	2	1,206	196,925	16,897
Colorado	2	671	107,328	14,106
Other(1)	6	4,492	396,477	89,321
Total	45	24,969	3,213,049	$569,176

(1) Self storage properties in other states acquired during the year ended December 31, 2022 include Alabama, Connecticut, Minnesota, Missouri, New York and Virginia.
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
2018 Joint Venture
As of December 31, 2022, our 2018 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.8 million rentable square feet, configured in over 64,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2022, our 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.

Our Competitive Strengths
We believe our property management platform combined with our unique PRO structure allows us to differentiate ourselves from other self storage operators, and the following competitive strengths enable us to effectively compete against our industry peers:
High Quality Properties in Key Growth Markets.    We held ownership interests in and operated a geographically diversified portfolio of 1,101 self storage properties, located in 42 states and Puerto Rico, comprising approximately 71.8 million rentable square feet, configured in approximately 564,000 storage units as of December 31, 2022. Over 70% of our consolidated portfolio is located in the top 100 MSAs, based on our 2022 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
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
Differentiated, Growth-Oriented Strategy Focused on Established Operators.    We are a self storage REIT with a unique structure that supports our differentiated external growth strategy. Our PRO structure appeals to operators who are looking for access to growth capital while maintaining an economic stake in the self storage properties that each manages on our behalf. These attributes entice operators to join the Company rather than sell their properties for cash consideration. Through our PRO structure, we seek to attract operators who are confident in the future performance of their properties and desire to participate in the growth of the Company. We have successfully recruited established operators across the United States with a history of efficient property management and a track record of successful acquisitions. Our structure and differentiated strategy have enabled us to build a substantial captive pipeline (our "captive pipeline") from existing operators as well as potentially create external growth from the recruitment of additional PROs.
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
Maximize Property Level Cash Flow.    We strive to maximize the cash flows at our properties by leveraging the economies of scale provided by our national platform, including through the implementation of new ideas derived from our Technology and Best Practices Group. We believe that our efficient national platform, centralized infrastructure and unique PRO structure, will enable us to achieve optimal market rents and occupancy, reduce operating expenses and increase the sale by us and our PROs of ancillary products and services, including tenant insurance, of which we receive a portion of the proceeds, truck rentals and packing supplies.
Acquire Built-in Captive Pipeline of Target Properties from Existing PROs.    We have an attractive, high quality potential acquisition pipeline of over 110 self storage properties valued at approximately $1.5 billion that will continue to drive our future growth. We consider a property to be in our captive pipeline if it (i) is under a management service agreement with one of our PROs, (ii) meets our property quality criteria, and (iii) is either required to be offered to us under the applicable facilities portfolio management agreement or a PRO has a reasonable basis to believe that the controlling owner of the property intends to sell the property in the next seven years.
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
Access Additional Off-Market Acquisition Opportunities.    Our PROs have established an extensive network of industry relationships and contacts in their respective markets. Through these local connections, our PROs are able to access acquisition opportunities that are not publicly marketed or sold through auctions. Our structure incentivizes our PROs to source acquisitions in their markets from third-party sellers and consolidate these properties into the Company. We believe our PROs' networks, their industry expertise and close familiarity with the other operators in their markets provide us with a clear competitive advantage in identifying and selecting attractive acquisition opportunities, in many cases, before they are publicly marketed. Additionally, we have established a corporate acquisitions team that, through relationships with our PROs and other market participants, sources acquisition opportunities whereby the properties will be managed by our corporate property management team. We believe our reputation as a reliable, well-capitalized buyer, along with our use of OP units as transactional currency which offers a tax-deferred transaction to self storage owners seeking to sell their properties, gives us a competitive advantage over self storage companies that do not have the same transactional history or currency as us.
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

Strategic Joint Venture Arrangements.    We intend to continue to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. We intend to leverage our property management platform to provide property and asset management services for future strategic joint ventures, generating additional operating profits and third party fee income. In addition, we consider the 75% third-party interest in our unconsolidated real estate ventures, which currently own 185 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $1.6 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth.
Our Financing Strategy
We expect to maintain a flexible approach in financing new property acquisitions. In general, we expect to fund our property acquisitions through a combination of borrowings under bank credit facilities (including term loans and revolving facilities), property-level debt, issuances of OP equity and public and private equity and debt issuances.
As of December 31, 2022, our unsecured credit facility provided for total borrowings of $1.550 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provided for a total borrowing commitment up to $650.0 million, under which we could borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), (v) a $175.0 million tranche D term loan facility (the "Term Loan D") and (vi) a $125.0 million tranche E term loan facility (the "Term Loan E"). As of December 31, 2022, we had the entire amounts drawn on Term Loan A, Term Loan B, Term Loan C, Term Loan D and Term Loan E and we had $496.0 million of outstanding borrowings under the Revolver, and the capacity to borrow an additional $147.8 million under the Revolver while remaining in compliance with the credit facility's financial covenants. As of December 31, 2022, we had an expansion option under the credit facility, which, if exercised in full, would have provided for a total credit facility of $1.750 billion.
On January 3, 2023, we entered into a third amended and restated credit agreement which expands the total borrowing capacity of our credit facility by $405.0 million to $1.955 billion with an expansion option to expand the total borrowing capacity to $2.5 billion. The maturity date of the revolving line of credit is now January 2027, while the total revolving borrowing capacity was increased to $950 million from $650 million. In connection with the credit facility amendments the $125 million Term Loan A due January 2023 was retired, Term Loan B increased from $250 million to $275 million, Term Loan C increased from $225 million to $325 million, Term Loan D increased from $175 million to $275 million, and Term Loan E increased from $125 million to $130 million.
As of December 31, 2022, we had a credit agreement with a syndicated group of lenders for a term loan facility that was set to mature in June 2023 (the "2023 Term Loan Facility") and was separate from the credit facility in an aggregate amount of $175.0 million. As of December 31, 2022 the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We had an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would have provided for total borrowings in an aggregate amount of $400.0 million. In connection with the amendments to recast our credit facility on January 3, 2023, we repaid the 2023 Term Loan Facility in full.
We have a credit agreement with a lender for a term loan facility that matures in December 2028 (the "2028 Term Loan Facility") and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of December 31, 2022 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a credit agreement with a lender for a term loan facility that matures in April 2029 (the "April 2029 Term Loan Facility") and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2022 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.

We have a June 2029 Term Loan Facility that matures in June 2029 (the "June 2029 Term Loan Facility") and is separate from the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of December 31, 2022, the June 2029 Term Loan Facility had a variable effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
The credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, April 2029 Term Loan Facility and the June 2029 Term Loan Facility each contain the same financial covenants and customary affirmative and negative covenants that, among other things, could limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
On August 30, 2019, our operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 (the "2029 Notes") and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 (the "August 2031 Notes") in a private placement to certain institutional investors.
On October 22, 2020, our operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 (the "August 2030 Notes") and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 (the "August 2032 Notes").
On May 26, 2021, our operating partnership issued $55.0 million of 3.10% senior unsecured notes due May 4, 2033 (the "May 2033 Notes").
On July 26, 2021, our operating partnership issued $35.0 million of 2.16% senior unsecured notes due May 4, 2026 (the "2026 Notes") and $90.0 million of 3.00% senior unsecured notes due May 4, 2031 (the "May 2031 Notes").
On December 14, 2021, our operating partnership issued $75.0 million of 2.72% senior unsecured notes due November 30, 2030 (the "November 2030 Notes"), $175.0 million of 2.81% senior unsecured notes due November 30, 2031 (the "November 2031 Notes") and $75.0 million of 3.06% senior unsecured notes due November 30, 2036 (the "2036 Notes").
On January 28, 2022, our operating partnership issued $125.0 million of 2.96% senior unsecured notes due November 30, 2033 (the "November 2033 Notes").
On September 28, 2022, our operating partnership issued $200.0 million of 5.06% senior unsecured notes due November 16, 2032 (the "November 2032 Notes" and together with the 2026 Notes, 2029 Notes, August 2030 Notes, November 2030 Notes, May 2031 Notes, August 2031 Notes, November 2031 Notes, August 2032 Notes, May 2033 Notes, November 2033 Notes and 2036 Notes, the "Senior Unsecured Notes") in a private placement to certain institutional investors.
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
Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state. We may be required to comply with various state privacy statutes in connection with the operation of our business.
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
Human Capital
We seek to foster a diverse and inclusive work environment that values each individual team member’s talents and contributions, while channeling those efforts toward our common core values of integrity, accountability, humility and compassion. Our success relies on the general professionalism of our employees and our PRO's site managers and staff which are contributing factors to a site's ability to successfully secure rentals, retain tenants and maintain clean and secure self storage properties. We seek to increase employee retention and well-being and our team members enjoy a robust benefit package that includes medical, dental, vision, life insurance, 401K with matching employer contribution and a performance-based bonus incentive plan. We also seek to promote diversity among our employees and management team. As of December 31, 2022, approximately 62% of our employees were women and 42% of our senior management team (Director level and above) were women, including Tamara Fischer, our Chief Executive Officer and member of our Board of Trustees.
As of December 31, 2022, we had 1,155 employees, which includes employees of our property management platform but does not include persons employed by our PROs. As of December 31, 2022, our PROs, collectively, had approximately 700 full-time and part-time employees involved in management, operations, and reporting with respect to our self storage property portfolio.
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
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in our markets in Texas, California, Florida, Oregon, and Georgia, which accounted for approximately 19%, 14%, 9%, 8%, and 6%, respectively, of our total rental and other property-related revenues for the year ended December 31, 2022, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represented a significant concentration of our 2022 revenues. However, our property portfolio consists solely of self storage properties and is therefore subject to risks inherent in investments in a single industry. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties:
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
Our success depends, to a significant extent, on the continued services of Arlen D. Nordhagen, Tamara D. Fischer, David G. Cramer and Brandon S. Togashi and the other members of our senior management team. We have entered into employment agreements with Mr. Nordhagen, Ms. Fischer, Mr. Cramer and Mr. Togashi and these employment agreements provide for an initial term of employment and automatic one-year extensions thereafter unless either party provides at least 90 days' notice of non-renewal. Notwithstanding these agreements, there can be no assurance that any of them will remain employed by us. The loss of services of one or more members of our senior management team could harm our business and our prospects. This risk may be heightened during periods of tight labor market conditions.
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
The on-going COVID-19 pandemic or the future outbreak of any other highly infectious or contagious diseases, could adversely impact or cause significant disruption to our financial condition, results of operations and cash flows.
We face various risks related to pandemics, epidemics and other outbreaks of highly infectious or contagious diseases, including the on-going COVID-19 pandemic. New COVID-19 variants continue to emerge and have spread locally, regionally, nationally, and globally. The severity of new variants remains uncertain and there is no guarantee that governments and businesses in the future will not reinstate many of the more restrictive safety protocols that were implemented at various times over the last three years. There is no assurance that current or future variants will be contained or that the recommended safety protocols, including the use of vaccines, will continue to be effective or available in the long term. Impact of the COVID-19, future variants thereof or other highly infectious or contagious diseases and the response of governments to combat the spread of these disease, could, among other things, affect our tenants ability to meet their obligations to us, impact consumer discretionary spending, reduce new move-ins, compel complete or partial closures and operational changes at our properties, reduce demand for growth opportunities, such as acquiring new properties or adding new PROs, and interrupt the availability of our and our PROs' personnel. As a result, the ongoing COVID-19 pandemic and any future outbreak of another highly infectious or contagious disease, could adversely impact our financial condition, results of operations and cash flows.
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

Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness, make cash distributions to our shareholders, and acquire or sell properties and our decision to hedge against interest rate risk might not be effective.
As of December 31, 2022, we had approximately $3.6 billion of debt outstanding, of which approximately $621.0 million, or 17.5%, is subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). During 2022, the U.S. Federal Reserve Board (the "Federal Reserve Board) has raised interest rates from historically low levels and has signaled an intention to continue to do so until current inflation levels re-align with the Federal Reserve Board's long-term inflation target. To the extent the Federal Reserve Board continues to raise interest rates, there is a risk that rates across the financial system may rise. As interest rates increase, our debt service obligations on variable-rate debt increase even though the amount borrowed remains the same, while our net income, cash flows, and our ability to pay cash distributions to our shareholders correspondingly decrease. In addition, increased interest rates make the financing of any acquisition and investment activity more costly and could decrease the amount third parties are willing to pay for any properties that we wish to sell.
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
As of December 31, 2022, certain of our debt agreements and our interest rate swap agreements are linked to U.S. dollar LIBOR, including certain of our term loan facilities. As announced on March 5, 2021 by the ICE Benchmark Administration Limited ("IBA"), the IBA will cease the publication of LIBOR for the most commonly used U.S. dollar LIBOR tenors after June 30, 2023. The Alternative Reference Rates Committee ("AARC"), a steering committee comprised of large U.S. financial institutions convened by the U.S. Federal Reserve Board and the New York Federal Reserve, has recommended the Secured Overnight Financing Rate ("SOFR") as a more robust reference rate alternative to U.S. dollar LIBOR. The ARRC has also recommended the use of the CME Group’s computation of forward-looking SOFR term rates ("Term SOFR"), subject to certain recommended limitations on the scope of its use. In March 2022, the Adjustable Interest Rate (LIBOR) Act was enacted at the federal level in the United States, pursuant to which the Board of Governors of the Federal Reserve System has designated benchmark replacement rates based on SOFR for U.S. law governed legacy contracts that have no or insufficient fallback provisions. Market practices related to calculation conventions for replacement benchmark rates continue to develop and may vary, and inconsistent calculation conventions may develop among financial products. It is not possible to predict all consequences of the IBA's plans to cease publishing U.S. dollar LIBOR, any related regulatory actions and the expected discontinuance of the use of U.S. dollar LIBOR as a reference rate for financial contracts.

In advance of the transition date described above, we have begun amending our debt agreements and interest rate swap agreements that utilize U.S. dollar LIBOR as a factor in determining the interest rate to transition to SOFR and Term SOFR, including the recent amendment of our credit facility. However, these efforts may not be successful in mitigating the legal, tax and financial risk from changing the reference rate in our legacy agreements. Furthermore, the transition away from U.S. dollar LIBOR may adversely impact our ability to manage and hedge exposures to fluctuations in interest rates using derivative instruments. There is no guarantee that a transition from U.S. dollar LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have an adverse effect on our business, results of operations, financial condition, and the market price of our common shares.
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
In addition, in order to qualify as a REIT, prior to the end of the taxable year, we must also distribute any earnings and profits of any property we acquire in certain tax-deferred transactions to the extent such earnings accrued at a time when such corporation did not qualify as a REIT. We have entered into certain transactions involving the tax-deferred acquisition of target corporations. We believe that we have distributed any earnings and profits of such target corporations attributable to any period that such corporations did not qualify as a REIT. However, no assurances can be provided in this regard, and if there is a determination that we have inherited and retained any such earnings and profits, our qualification as a REIT could be adversely impacted.
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
In addition, we will be subject to a 100% tax on any income from sales or other dispositions of property (other than property treated as foreclosure property under the Code) that is held as inventory or primarily for sale to customers in the ordinary course of a trade or business by a REIT, either directly or indirectly through certain pass-through subsidiaries (a "prohibited transaction"). In order to meet the REIT qualification requirements, or to avoid the imposition of the penalty tax on prohibited transactions, we may hold some of our assets or provide certain services to our tenants through one or more TRSs, which generally will be subject to U.S. federal, state and local corporate taxes. In addition, if a REIT lends money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to the REIT, which could increase the tax liability of the TRS. In addition, the Code imposes a 100% tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's length basis. We intend to structure transactions with any TRS on terms that we believe are arm's length to avoid incurring the 100% excise tax described above. There can be no assurances, however, that we will be able to avoid application of the 100% tax. Furthermore, if we acquire appreciated assets from a corporation that is or has been a subchapter C corporation in a transaction in which the adjusted tax basis of such assets in our hands is less than the fair market value of the assets, determined at the time we acquired such assets, and if we subsequently dispose of any such assets during the 5-year period following the acquisition of the assets from the C corporation, we will be subject to tax at the highest corporate tax rates on any gain from the disposition of such assets to the extent of the excess of the fair market value of the assets on the date that we acquired such assets over the basis of such assets on such date, which we refer to as built-in gains. In addition, we have entered into certain transactions in which we acquired target entities in tax-deferred transactions. To the extent such entities had outstanding U.S. federal income tax or other tax liabilities, we would succeed to such liabilities. Payment of these taxes generally could materially and adversely affect our income, cash flow, results of operations, financial condition, liquidity and prospects, and could adversely affect the value of our common shares and our ability to make distributions to our shareholders.

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
At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation. Stockholders are urged to consult with their tax advisors regarding the effects of the other legislative, regulatory or administrative developments on an investment in the Company's common stock.
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

Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2022, each subordinated performance unit would on average hypothetically convert into 1.72 OP units, or into an aggregate of approximately 21.5 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2022. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units and preferred shares issuable upon exchange of preferred units issued in our contribution transactions.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
As of December 31, 2022, we held ownership interests in and operated a geographically diversified portfolio of 1,101 self storage properties, located in 42 states and Puerto Rico, comprising approximately 71.8 million rentable square feet, configured in approximately 564,000 storage units. Of these properties, we consolidated 916 self storage properties that contain approximately 58.3 million rentable square feet and we held a 25% ownership interest in 185 unconsolidated real estate venture properties that contain approximately 13.5 million rentable square feet.
The following table sets forth summary information regarding our consolidated properties by state as of December 31, 2022.

	Number of	Number of	Rentable	% of Rentable	Period-end
State/Territory	Properties	Units	Square Feet	Square Feet	Occupancy
Texas	196	90,141	12,602,136	21.6%	90.6%
California(1)	86	51,347	6,487,571	11.1%	89.4%
Georgia	71	32,814	4,465,136	7.7%	87.6%
Oregon	70	29,230	3,657,604	6.3%	87.2%
Florida	64	38,339	4,256,408	7.3%	89.6%
North Carolina	41	19,882	2,490,362	4.3%	92.1%
Arizona	33	18,196	2,098,763	3.6%	87.6%
Oklahoma	33	15,296	2,142,607	3.7%	91.9%
Louisiana(1)	31	13,842	1,718,977	3.0%	88.7%
Kansas	23	8,568	1,187,718	2.0%	90.9%
Colorado	22	9,489	1,197,530	2.1%	88.4%
Pennsylvania	22	10,367	1,292,539	2.2%	83.2%
Indiana	21	10,993	1,441,137	2.5%	88.0%
Washington	19	6,635	871,435	1.5%	87.5%
Alabama	15	7,851	1,135,159	1.9%	78.9%
New Hampshire	15	7,120	889,101	1.5%	93.1%
Nevada	14	7,090	899,003	1.5%	87.8%
Puerto Rico	14	12,404	1,341,803	2.3%	94.4%
Ohio	13	5,501	729,012	1.3%	87.7%
Tennessee	13	6,064	777,645	1.3%	86.5%
Missouri	12	5,291	678,550	1.2%	86.4%
Illinois	10	6,383	718,202	1.2%	89.7%
New Mexico	10	5,504	718,262	1.2%	90.9%
South Carolina	9	4,218	540,007	0.9%	85.5%
Maryland	8	4,564	493,184	0.8%	80.5%
Massachusetts	7	4,842	522,347	0.9%	85.0%
Kentucky	5	2,788	412,651	0.7%	82.6%
New Jersey	5	2,738	351,747	0.6%	92.1%
Idaho	5	1,446	271,127	0.5%	93.6%
Arkansas	5	2,650	401,620	0.7%	83.9%
Mississippi	4	1,180	152,461	0.3%	87.5%
Virginia	4	1,776	221,551	0.4%	88.2%
Minnesota	4	1,201	193,020	0.3%	85.8%
Iowa	3	3,103	414,322	0.7%	74.2%
Connecticut	3	1,181	140,770	0.2%	84.2%
New York	2	1,676	172,745	0.3%	79.1%
Montana	1	438	59,900	0.1%	90.0%
Wyoming	1	424	56,500	0.1%	88.6%
Wisconsin	1	378	59,672	0.1%	89.5%
Utah	1	310	46,300	0.1%	90.0%
Total/Weighted Average	916	453,260	58,306,584	100.0%	88.8%

(1) Six of the California properties and two of the Louisiana properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 13. Leases" in Item 8. "Financial Statements and Supplementary Data."

The following table sets forth summary information regarding our unconsolidated real estate venture properties by state as of December 31, 2022.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
Florida	27	15,052	1,710,868	12.7%	91.3%
Michigan	25	15,952	2,022,498	15.0%	88.3%
New Jersey	15	10,526	1,226,238	9.1%	83.6%
Alabama	14	5,519	825,832	6.1%	88.7%
Ohio	14	9,378	1,124,322	8.3%	86.8%
California	12	6,642	779,402	5.8%	90.3%
Georgia	11	6,132	872,108	6.5%	89.4%
Texas	11	9,160	998,046	7.4%	90.5%
Other(1)	56	32,608	3,909,784	29.1%	88.6%
Total	185	110,969	13,469,098	100.0%	88.6%

(1) Other states in the unconsolidated real estate ventures include Arizona, Delaware, Illinois, Massachusetts, Minnesota, Mississippi, Nevada, New York, Oklahoma, Pennsylvania, Rhode Island, Tennessee and Virginia.

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
Holders
As of February 24, 2023, the Company had 82 record holders of its common shares. The 82 holders of record do not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
Dividends
Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders. Holders of common shares are entitled to receive distributions when declared by our board of trustees out of any assets legally available for that purpose. In order to maintain our status as a REIT for U.S. federal income tax purposes, we are required to distribute at least 90% of our "REIT taxable income," which is generally equivalent to our net taxable ordinary income, determined without regard to the deduction for dividends paid and excluding net capital gains to our shareholders annually.
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2022 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2022 is based upon management's estimate. The following table summarizes the taxability of our dividends per common share for the year ended December 31, 2022:

	Year Ended
	December 31, 2022
Ordinary Income	$1.767988	82.2%
Return of Capital	0.382012	17.8%
Total	$2.150000	100.0%
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2022, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 13,184 common shares to satisfy redemption requests from certain limited partners.
On October 7, 2022, the operating partnership issued 95,000 OP units to an affiliate of Hide-Away, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On October 28, 2022, the operating partnership issued 57,716 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, in exchange for cash.
On November 8, 2022, the operating partnership issued 64,125 subordinated performance units to an affiliate of Moove In, one of the Company's existing PROs, in exchange for cash.
On November 8, 2022, the operating partnership issued 333,333 OP units to an unrelated third party as partial consideration for the acquisition of a self storage property.
On February 21, 2023, the operating partnership issued 276,980 subordinated performance units to an affiliate of Guardian, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.

Effective as of January 1, 2023, in connection with the retirement of Move It, as described above in this Form 10-K, 926,623 Series MI subordinated performance units converted into 2,545,063 OP units as a non-voluntary conversion in connection with Move It's retirement. Of these, (i) Mr. Nordhagen, our executive chairman, received 448,047 OP units upon conversion of 163,128 Series MI subordinated performance units and (ii) Mr. Cramer, our president and chief operating officer, received 204,943 OP units upon the conversion of 74,617 Series MI subordinated performance units. Also, effective as of January 1, 2023, a company owned and controlled by Mark Van Mourick, one of our trustees, received 95,036 OP units upon a voluntary conversion of 32,796 Series OV subordinated performance units.
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
As of February 24, 2023, other than those OP units held by the Company, 41,482,271 OP units were outstanding (including 665,056 outstanding Long-Term Incentive Plan Units ("LTIP units") and 2,120,491 outstanding OP units in certain consolidated subsidiaries of the operating partnership ("DownREIT OP units"), which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares. The table below summarizes all of our repurchases of common shares during three months ended December 31, 2022:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1 - October 31, 2022	—	$—	—	$350,018.045
November 1 - November 30, 2022	—	—	—	350,018,045
December 1 - December 31, 2022	1,032,251	38.73	1,032,251	310,038,724
Total/Weighted Average	1,032,251	$38.73	1,032,251	$310,038,724

Performance Graph
The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the Nareit All Equity REIT Index as provided by Nareit for the period beginning December 31, 2017 and ending December 31, 2022.

Total Return Performance
400
350
300
250
200
150
100
50
0
Index Value
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
Period Ending
National Storage Affiliates Trust
S&P 500
Russell 2000
Nareit All Equity REIT Index

	Period Ending
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
National Storage Affiliates Trust	$100	$101	$134	$150	$296	$162
S&P 500	100	96	126	149	192	157
Russell 2000	100	89	112	134	154	122
Nareit All Equity REIT Index	100	96	123	117	165	124
The foregoing item assumes $100.00 invested on December 31, 2017, with dividends reinvested. The Performance Graph will not be deemed to be incorporated by reference into any filing by NSA under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that NSA specifically incorporates the same by reference.
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
Overview
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership, a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties located predominantly within the top 100 MSAs throughout the United States.
Our executive chairman of the board of trustees and former chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our PROs, with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' managed portfolios. This structure offers our PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Over time, largely through our unconsolidated real estate ventures and internalization of three of our largest PROs, SecurCare, Northwest and, following January 1, 2023, Move It, we have developed a full service internally-staffed property management platform to complement our PRO structure.
Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures under our iStorage, Northwest, SecurCare and, following January 1, 2023, Move It brands. As of December 31, 2022, our property management platform managed and controlled 531 of our consolidated properties and 185 of our unconsolidated real estate venture properties. As of December 31, 2022, our PROs managed the day-to-day operations of 385 of our consolidated properties.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
For properties managed by our PROs, our structure promotes operator accountability as subordinated performance units issued to our PROs in exchange for the contribution of their properties are entitled to distributions only after those properties satisfy minimum performance thresholds. In the event of a material reduction in operating cash flow, distributions on our subordinated performance units will be reduced before or disproportionately to distributions on our common shares held by our common shareholders. In addition, we expect our PROs will generally co-invest subordinated equity in the form of subordinated performance units in each acquisition that they source, and the value of these subordinated performance units will fluctuate with the performance of their managed portfolios. Therefore, our PROs are incentivized to select acquisitions that are expected to exceed minimum performance thresholds, thereby increasing the value of their subordinated equity stake. We expect that our shareholders will benefit from the higher levels of property performance that our PROs are incentivized to deliver.

Our PROs
We had nine PROs as of December 31, 2022: Optivest, Move It, Guardian, Southern, Blue Sky, Moove In, Hide Away, Storage Solutions and Personal Mini. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
Effective January 1, 2022, Northwest elected to retire as one of our PROs. As a result of the retirement, on January 1, 2022, management of our properties in the Northwest managed portfolio was transferred to us and the Northwest brand name and related intellectual property was internalized by us, and we discontinued payment of any supervisory and administrative fees or reimbursements to Northwest.
During the year ended December 31, 2022, one of our PROs, Move It Self Storage and its controlled affiliates, notified us of Move It's election to retire as a PRO effective January 1, 2023. As a result of the retirement, on January 1, 2023, management of our properties in the Move It managed portfolio was transferred to us and the Move It brand name and related intellectual property was internalized by us, and we discontinued payment of any supervisory and administrative fees or reimbursements to Move It. In addition, on January 1, 2023, we issued a notice of non-voluntary conversion to convert all of the subordinated performance units related to Move It's managed portfolio into OP units. As part of the internalization, a majority of Move It's employees were offered and provided employment by us and continue to manage Move It's portfolio of properties as members of NSA's existing property management platform.
Our Consolidated Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. We maintain an active acquisition pipeline that we expect will continue to drive our future growth.
As of December 31, 2022, we owned a geographically diversified portfolio of 916 self storage properties, located in 39 states and Puerto Rico, comprising approximately 58.3 million rentable square feet, configured in approximately 453,000 storage units. Of these properties, 301 were acquired by us from our PROs, 614 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2018 Joint Venture
As of December 31, 2022, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 104 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2022, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.

Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 45 self storage properties during the year ended December 31, 2022 and 229 self storage properties during the year ended December 31, 2021. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
During the year ended December 31, 2022, we incurred outsized casualty-related expenses and losses due to certain events including floods, fires, and hurricanes Fiona and Ian, which we do not consider indicative of our core operating performance. These elevated amounts of casualty costs from these events totaled $6.4 million which is included in other operating expenses. The Company maintains property and casualty insurance on its wholly-owned and joint venture properties, which covers both damages and business interruption expenses subject to varying deductibles depending on the cause and extent of the claim.
The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021 should be read in conjunction with the accompanying consolidated financial statements included in Item 8. The discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2021 compared to the year ended December 31, 2020, can be found in Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.
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
Year Ended December 31, 2022 compared to the Year Ended December 31, 2021
Overview
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the year ended December 31, 2022 compared to the year ended December 31, 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	Change

Rental revenue	$748,814	$541,547	$207,267
Other property-related revenue	25,131	19,750	5,381
Management fees and other revenue	27,624	24,374	3,250
Total revenue	801,569	585,671	215,898
Property operating expenses	211,025	155,265	55,760
General and administrative expenses	59,311	51,001	8,310
Depreciation and amortization	233,158	158,312	74,846
Other	8,537	2,853	5,684
Total operating expenses	512,031	367,431	144,600
Other (expense) income
Interest expense	(110,599)	(72,062)	(38,537)
Equity in earnings of unconsolidated real estate ventures	7,745	5,294	2,451
Acquisition costs	(2,745)	(1,941)	(804)
Non-operating (expense)	(951)	(906)	(45)

	Year Ended December 31,
	2022	2021	Change
Gain on sale of self storage properties	5,466	—	5,466
Other expense, net	(101,084)	(69,615)	(31,469)
Income before income taxes	188,454	148,625	39,829
Income tax expense	(4,689)	(1,690)	(2,999)
Net income	183,765	146,935	36,830
Net income attributable to noncontrolling interests	(80,028)	(41,682)	(38,346)
Net income attributable to National Storage Affiliates Trust	103,737	105,253	(1,516)
Distributions to preferred shareholders	(13,425)	(13,104)	(321)
Net income attributable to common shareholders	$90,312	$92,149	$(1,837)
Total Revenue
Our total revenue, including management fees and other revenue, increased by $215.9 million, or 36.9%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was primarily attributable to incremental revenue from 45 self storage properties acquired during the year ended December 31, 2022 and from 229 self storage properties acquired during 2021 (partially offset by the disposition of two self storage properties), increases in management fees and other revenue from our unconsolidated real estate ventures. Total revenue increased despite a decrease in total portfolio average occupancy from 94.2% for the year ended December 31, 2021 to 91.9% for the year ended December 31, 2022 due to an increase in rental rates. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $207.3 million, or 38.3%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. The increase in rental revenue was primarily attributable to incremental rental revenue of $17.7 million from 45 self storage properties acquired during 2022, and $127.6 million from 229 self storage properties acquired during 2021. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $13.01, for the year ended December 31, 2021 to $14.83, or 14.0%, for the year ended December 31, 2022, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $5.4 million, or 27.2%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase primarily resulted from incremental other property-related revenue of $0.4 million from 45 self storage properties acquired during 2022, and $5.2 million from 229 self storage properties acquired during 2021.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $27.6 million for the year ended December 31, 2022, compared to $24.4 million for the year ended December 31, 2021, an increase of $3.2 million or 13.3%. This increase was primarily attributable to increased property management fees due to growth in unconsolidated real estate venture revenue.
Property Operating Expenses
Property operating expenses were $211.0 million for the year ended December 31, 2022 compared to $155.3 million for the year ended December 31, 2021, an increase of $55.8 million, or 35.9%. The increase in property operating expenses was primarily attributable to incremental property operating expenses of $5.0 million from 45 self storage properties acquired during 2022, and $43.9 million from 229 self storage properties acquired during 2021.

General and Administrative Expenses
General and administrative expenses increased $8.3 million, or 16.3%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was attributable to increases in supervisory and administrative fees charged by our PROs of $2.2 million, due to increases in property revenue and acquisitions of additional properties managed by our PROs, as well as increases in personnel costs and equity based compensation expense.
Depreciation and Amortization
Depreciation and amortization increased $74.8 million, or 47.3%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was primarily attributable to incremental depreciation expense related to the 45 self storage properties acquired during 2022 and 229 self storage properties acquired during 2021. The increase in depreciation and amortization includes an increase in amortization of customer in-place leases from $20.7 million for the year ended December 31, 2021 to $34.4 million for the year ended December 31, 2022.
Other
Other expenses increased $5.7 million, or 199.2%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was primarily attributable to increases in casualty-related expenses and losses.
Interest Expense
Interest expense increased $38.5 million, or 53.5%, for the year ended December 31, 2022, compared to the year ended December 31, 2021. The increase in interest expense was attributable to rising interest rates on our variable-rate debt and higher outstanding borrowings including (i) the May 2021 issuance of $55.0 million of 3.10% senior unsecured notes due May 4, 2033, (ii) the July 2021 issuance of $35.0 million of 2.16% senior unsecured notes due May 4, 2026 and $90.0 million of 3.00% senior unsecured notes due May 4, 2031, (iii) the September 2021 issuance of $125.0 million of term loan debt under our credit facility with an effective interest rate of 2.96% as of December 31, 2022, (iv) the December 14, 2021 issuance of $75.0 million of 2.72% senior unsecured notes due November 30, 2030, $175.0 million of 2.81% senior unsecured notes due November 30, 2031 and $75.0 million of 3.06% senior unsecured notes due November 30, 2036, (v) the January 2022 issuance of $125.0 million of 2.96% senior unsecured notes due November 30, 2033, (vi) the June 2022 issuance of $285.0 million of term loan debt due June 2029 with an effective interest rate of 5.37% as of December 31, 2022, (vii) the September 2022 issuance of $200.0 million of 5.06% senior unsecured notes due November 2032, and (viii) an increase in borrowings under our revolving line of credit with an effective interest rate of 5.69% as of December 31, 2022.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the year ended December 31, 2022, we recorded $7.7 million of equity in earnings from our unconsolidated real estate ventures compared to $5.3 million for the year ended December 31, 2021.
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
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $80.0 million for the year ended December 31, 2022, compared to $41.7 million for the year ended December 31, 2021.

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

Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The December 2018 Nareit Funds From Operations White Paper - 2018 Restatement, which we refer to as the White Paper, defines FFO as net income (as determined under GAAP), excluding: real estate depreciation and amortization, gains and losses from the sale of certain real estate assets, gains and losses from change in control, mark-to-market changes in value recognized on equity securities, impairment write-downs of certain real estate assets and impairment of investments in entities when it is directly attributable to decreases in the value of depreciable real estate held by the entity and after items to record unconsolidated partnerships and joint ventures on the same basis. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders, we exclude distributions declared on subordinated performance units, DownREIT subordinated performance units, preferred shares and preferred units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt, casualty-related expenses or losses and adjustments for unconsolidated partnerships and joint ventures.
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

The following table presents a reconciliation of net income to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	2022	2021	2020
Net income	$183,765	$146,935	$79,478
Add (subtract):
Real estate depreciation and amortization	231,870	156,930	115,757
Company's share of unconsolidated real estate venture real estate depreciation and amortization	17,072	15,408	15,297
Gain on sale of self storage properties	(5,466)	—	—
Mark-to-market changes in value on equity securities	—	—	142
Distributions to preferred shareholders and unitholders	(14,510)	(14,070)	(14,055)
FFO attributable to subordinated performance unitholders(1)	(58,838)	(49,810)	(29,708)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	353,893	255,393	166,911
Add:
Acquisition costs	2,745	1,941	2,424
Casualty-related expenses(2)	6,388	—	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$363,026	$257,334	$169,335

Weighted average shares and units outstanding - FFO and Core FFO:(3)
Weighted average shares outstanding - basic	91,239	81,195	66,547
Weighted average restricted common shares outstanding	27	33	30
Weighted average effect of outstanding forward offering agreement(4)	—	100	60
Weighted average OP units outstanding	35,421	30,127	29,863
Weighted average DownREIT OP unit equivalents outstanding	1,925	1,925	1,906
Weighted average LTIP units outstanding	514	542	543
Total weighted average shares and units outstanding - FFO and Core FFO	129,126	113,922	98,949

FFO per share and unit	$2.74	$2.24	$1.69
Core FFO per share and unit	$2.81	$2.26	$1.71

(1) Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2) These casualty-related expenses are recorded in the line item "Other" included in operating expense in the accompanying consolidated statement of operations.
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

(4) Represents the dilutive effect of the forward offering from the application of the treasury stock method.

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Earnings per share - diluted	$0.99	$0.98	$0.53
Impact of the difference in weighted average number of shares(1)	(0.28)	0.18	(0.16)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.62	—	0.30
Add real estate depreciation and amortization	1.79	1.38	1.17
Add Company's share unconsolidated venture real estate depreciation and amortization	0.13	0.14	0.15
Subtract gain on sale of self storage properties	(0.05)	—	—
FFO attributable to subordinated performance unitholders	(0.46)	(0.44)	(0.30)
FFO per share and unit	2.74	2.24	1.69
Add acquisition costs and Company's share of unconsolidated real estate venture acquisition costs	0.02	0.02	0.02
Add casualty-related expenses	0.05	—	—
Core FFO per share and unit	$2.81	$2.26	$1.71

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

Net Operating Income
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
As of December 31, 2022, our same store portfolio consisted of 628 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the year ended December 31, 2022 compared to the year ended December 31, 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021	Change
Rental revenue
Same store portfolio	$531,870	$472,218	$59,652
Non-same store portfolio	216,944	69,329	147,615
Total rental revenue	748,814	541,547	207,267
Other property-related revenue
Same store portfolio	16,869	17,120	(251)
Non-same store portfolio	8,262	2,630	5,632
Total other property-related revenue	25,131	19,750	5,381
Property operating expenses
Same store portfolio	140,724	134,276	6,448
Non-same store portfolio	70,301	21,671	48,630
Prior period comparability adjustment	—	(682)	682
Total property operating expenses	211,025	155,265	55,760
Net operating income
Same store portfolio	408,015	355,062	52,953
Non-same store portfolio	154,905	50,970	103,935
Total net operating income	$562,920	$406,032	$156,888
Rental Revenue
Same store portfolio rental revenues increased $59.7 million, or 12.6%, due to a 13.4% increase, from $13.05 to $14.80, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet for the year ended December 31, 2022, driven primarily by increased contractual lease rates for in-place tenants offset by a decrease in average occupancy from 94.7% for the year ended December 31, 2021 to 93.8% for the year ended December 31, 2022.
Other Property-Related Revenue
Same store other property-related revenue remained consistent decreasing by $0.3 million, or 1.5%, for the year ended December 31, 2022, as compared to the year ended December 31, 2021.
Property Operating Expenses
Same store property operating expenses were $140.7 million for the year ended December 31, 2022 compared to $134.3 million for the year ended December 31, 2021, an increase of $6.4 million, or 4.8%. The increase in same store property operating expenses was a result of increases in property tax, utilities and marketing costs during the year ended December 31, 2022.

The following table presents a reconciliation of net income to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$183,765	$146,935	$79,478
(Subtract) add:
Management fees and other revenue	(27,624)	(24,374)	(23,038)
General and administrative expenses	59,311	51,001	43,640
Other	8,537	2,853	808
Depreciation and amortization	233,158	158,312	117,174
Interest expense	110,599	72,062	62,595
Equity in (earnings) of unconsolidated real estate ventures	(7,745)	(5,294)	(265)
Acquisition costs	2,745	1,941	2,424
Income tax expense	4,689	1,690	1,671
Gain on sale of self storage properties	(5,466)	—	—
Non-operating expense	951	906	1,211
Net operating income	$562,920	$406,032	$285,698
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about our 2018 Joint Venture and 2016 Joint Venture see Note 5 to the consolidated financial statements in Item 8.
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense and the Company's share of unconsolidated real estate venture depreciation and amortization. We define Adjusted EBITDA as EBITDA plus acquisition costs, equity-based compensation expense, losses on sale of properties, impairment of long-lived assets and casualty-related expense, minus gains on sale of properties and debt forgiveness, and after adjustments for unconsolidated partnerships and joint ventures. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Net income	$183,765	$146,935	$79,478
Add:
Depreciation and amortization	233,158	158,312	117,174
Company's share of unconsolidated real estate venture depreciation and amortization	17,072	15,408	15,297
Income tax expense	4,689	1,690	1,671
Interest expense	110,599	72,062	62,595
EBITDA	549,283	394,407	276,215
Add:
Acquisition costs	2,745	1,941	2,424
Gain on sale of self storage properties	(5,466)	—	—
Casualty-related expenses (recoveries)	6,388	—	—
Equity-based compensation expense	6,258	5,462	4,278
Adjusted EBITDA	$559,208	$401,810	$282,917

Liquidity and Capital Resources
Liquidity Overview
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from equity and debt offerings, debt financings including additional borrowing capacity under the credit facility, and expansion options available under the 2028 Term Loan Facility, the June 2029 Term Loan Facility, and our credit facility.
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

The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. During 2022, the Federal Reserve Board has raised interest rates from historically low levels and has signaled an intention to continue to do so until current inflation levels re-align with the Federal Reserve Board's long-term inflation target. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At December 31, 2022, we had $35.3 million in cash and cash equivalents and $6.9 million of restricted cash, an increase in cash and cash equivalents of $10.3 million and an increase in restricted cash of $4.0 million from December 31, 2021. Restricted cash primarily consists of escrowed funds deposited with financial institutions resulting from property sales for which we elected to purchase replacement property in accordance with Section 1031 of the Code, and for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 of this report.
Operating Activities
Cash provided by our operating activities was $443.8 million for the year ended December 31, 2022 compared to $331.3 million for the year ended December 31, 2021, an increase of $112.5 million. Our operating cash flow increased primarily due to operating cash flows from 229 self storage properties acquired during the year ended December 31, 2021 that generated cash flow for the entire year ended December 31, 2022 and 45 self storage properties that were acquired during the year ended December 31, 2022. These increases were partially offset by higher cash payments for interest expense.
Investing Activities
Cash used in investing activities was $584.2 million for the year ended December 31, 2022 compared to $2.0 billion for the year ended December 31, 2021. The primary uses of cash for the year ended December 31, 2022 were for our acquisition of 45 self storage properties for cash consideration of $496.4 million, capital expenditures of $42.8 million and capital contributions of $55.0 million to fund the self storage property acquisitions of our 2016 Joint Venture and 2018 Joint Venture. Cash used in investing activities was $2.0 billion for the year ended December 31, 2021 compared to $509.7 million for the year ended December 31, 2020. The primary uses of cash for the year ended December 31, 2021 were for our acquisition of 229 self storage properties for cash consideration of $2.0 billion, capital expenditures of $27.6 million and the acquisition of the interest in a reinsurance company and related cash flows of $2.9 million.
Capital expenditures totaled $42.8 million, $27.6 million and $16.4 million during the years ended December 31, 2022, 2021 and 2020 respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Recurring capital expenditures	$11,794	$9,500	$6,057
Value enhancing capital expenditures	11,732	8,738	4,026
Acquisitions capital expenditures	19,215	11,185	6,064
Total capital expenditures	42,741	29,423	16,147
Change in accrued capital spending	57	(1,846)	248
Capital expenditures per statement of cash flows	$42,798	$27,577	$16,395
Financing Activities
Cash provided by our financing activities was $154.6 million for the year ended December 31, 2022 compared to $1.7 billion for the year ended December 31, 2021. Our sources of financing cash flows for the year ended December 31, 2022 primarily consisted of $962.0 million of borrowings under the Revolver, $285.0 million of borrowings under our June 2029 Term Loan, $125.0 million from the issuance of the November 2033 Notes and $200.0 million from the issuance of the November 2032 Notes. Our primary uses of financing cash flows for the year ended December 31, 2022 were for principal payments on existing debt of $960.4 million (which included $956.0 million of principal repayments under the Revolver and $4.4 million in fixed rate mortgage payments), distributions to common shareholders of $195.7 million, distributions to noncontrolling interests of $141.0 million and distributions to preferred shareholders of $13.4 million. Our sources of financing cash flows for the year ended December 31, 2021 primarily consisted of $1.6 billion of borrowings under the Revolver, $901.0 million of proceeds from the issuance of common shares, $505.0 million of borrowings from the issuance of senior unsecured notes, $125.0 million of Term Loan borrowings under our credit facility and $88.0 million of borrowings under secured fixed-rate note agreements. Our primary uses of financing cash flows for the year ended December 31, 2021 were for principal payments on existing debt of $1.3 billion (which included $1.3 billion of principal repayments under the Revolver and $3.9 million in fixed rate mortgage principal payments, and $3.8 million of scheduled fixed rate mortgage principal payments), distributions to common shareholders of $131.7 million, distributions to noncontrolling interests of $102.2 million, and distributions to preferred shareholders of $13.1 million.
Credit Facility and Term Loan Facilities
As of December 31, 2022, our credit facility provided for total borrowings of $1.550 billion, consisting of six components: (i) a Revolver which provides for a total borrowing commitment up to $650.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $125.0 million Term Loan A, (iii) a $250.0 million Term Loan B, (iv) a $225.0 million Term Loan C, (v) a $175.0 million Term Loan D and (vi) a $125.0 million Term Loan E. The Revolver was set to mature in January 2024; provided that we had the ability to extend to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A was set to mature in January 2023, the Term Loan B matures in July 2024, the Term Loan C matures in January 2025, the Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan A, Term Loan B, Term Loan C, Term Loan D and Term Loan E were not subject to any scheduled reduction or amortization payments prior to maturity. As of December 31, 2022, we had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.750 billion.
As of December 31, 2022, $125.0 million was outstanding under the Term Loan A with an effective interest rate of 3.74%, $250.0 million was outstanding under the Term Loan B with an effective interest rate of 2.94%, $225.0 million was outstanding under the Term Loan C with an effective interest rate of 2.91%, $175.0 million was outstanding under the Term Loan D with an effective interest rate of 3.12% and $125.0 million was outstanding under the Term Loan E with an effective interest rate of 5.59%. As of December 31, 2022, we would have had the capacity to borrow remaining Revolver commitments of $147.8 million while remaining in compliance with the credit facility's financial covenants.

On January 3, 2023, we entered into a third amended and restated credit agreement which expands the total borrowing capacity of our credit facility by $405.0 million to $1.955 billion with an expansion option to expand the total borrowing capacity to $2.5 billion. The maturity date of the Revolver is now January 2027 versus the previous maturity date of January 2024, while the total borrowing capacity was increased to $950 million from $650 million. In connection with the credit facility recast the $125 million Term Loan A due January 2023 was eliminated by us, Term Loan B increased from $250 million to $275 million, Term Loan C increased from $225 million to $325 million, Term Loan D increased from $175 million to $275 million, and Term Loan E increased from $125 million to $130 million.
As of December 31, 2022, we had a 2023 Term Loan Facility that was set to mature in June 2023 and was separate from the credit facility in an aggregate amount of $175.0 million. As of December 31, 2022, the entire amount was outstanding under the 2023 Term Loan Facility with an effective interest rate of 2.83%. We had an expansion option under the 2023 Term Loan Facility, which, if exercised in full, would have provided for total borrowings in an aggregate amount of $400.0 million. In connection with the credit facility recast on January 3, 2023, the Company retired the $175 million term loan facility due in June 2023.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of December 31, 2022 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2022 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of December 31, 2022 the June 2029 Term Loan Facility had a variable effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
For a summary of our financial covenants and additional detail regarding our credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, April 2029 Term Loan Facility and June 2029 Term Loan Facility, please see Note 8 to the consolidated financial statements in Item 8.
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

November 2030, November 2031, November 2033 and 2036 Senior Unsecured Notes
On December 14, 2021, our operating partnership issued $75.0 million of 2.72% senior unsecured notes due November 30, 2030, $175.0 million of 2.81% senior unsecured notes due November 30, 2031 and $75.0 million of 3.06% senior unsecured notes due November 30, 2036. On January 28, 2022, our operating partnership issued $125.0 million of 2.96% senior unsecured notes due November 30, 2033.
November 2032 Senior Unsecured Notes
On September 28, 2022, the operating partnership issued $200.0 million of 5.06% senior unsecured notes due November 16, 2032.
Fixed Rate Mortgage Payable
On July 9, 2021, we entered into an agreement with a single lender for an $88.0 million debt financing secured by eight of our self storage properties. This interest-only loan matures in July 2028 and has a fixed interest rate of 2.77%.
Sources of Liquidity and Capital Resources
As of December 31, 2022, we had $35.3 million in cash and cash equivalents, compared to $25.0 million as of December 31, 2021. Our cash flows from operations result primarily from the ownership and management of self-storage facilities as described in Part I, Item 1, "Business".
Our material cash requirements from contractual and other obligations primarily relate to our debt obligations. Expected timing of those payments are as follows. The information in this section should be read in conjunction with Note 8 and other information included in the accompanying consolidated financial statements included in Item 8.

(in thousands)	Next 12 Months	Beyond 12 Months	Total
Senior Unsecured Notes (1)	$—	$1,230,000	$1,230,000
Revolving line of credit(2)	—	496,000	496,000
Term loan facilities (2)(3)	300,000	1,235,000	1,535,000
Fixed rate mortgage notes payable	76,813	222,757	299,570
Total	$376,813	$3,183,757	$3,560,570
(1) We believe we have access to additional financing and refinancing, if needed.
(2) Under the amended credit facility effective January 3, 2023, the Company has an expansion option which if exercised in full, would provide an additional $545.0 million of borrowing capacity.
(3) In connection with the January 3, 2023 amendments to our credit facility, we repaid in full both the $125.0 million of Term Loan A and the $175.0 million June 2023 Term Loan, both of which were to mature in 2023.
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

Equity Transactions
Issuance and Repurchase of Common Shares
On July 11, 2022, we approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares from time to time. During the year ended December 31, 2022, we repurchased 1,986,175 common shares for approximately $90.1 million.
During the year ended December 31, 2022, after receiving notices of redemption from certain OP unitholders, we elected to issue 627,896 common shares to such holders in exchange for 627,896 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 45 properties acquired during the year ended December 31, 2022, we issued $68.9 million of OP equity (consisting of 353,030 series A-1 perpetual preferred units, 887,291 OP units and 167,396 subordinated performance units). We also issued $3.2 million of OP equity (consisting of 46,540 OP units) as consideration for Northwest's rights to property management contracts, brand, intellectual property, and certain intangible assets in connection with the PRO retirement.
As discussed in Note 3 to the consolidated financial statements in Item 8, during the year ended December 31, 2022, the Company also issued (i) 3,911,260 OP units upon the non-voluntary conversion of 2,078,357 subordinated performance units in connection with Northwest's retirement, (ii) 235,241 OP units upon the voluntary conversion of 82,611 subordinated performance units and (iii) 192,296 OP units upon the conversion of an equivalent number of LTIP units. We also issued 393,614 subordinated performance units upon the conversion of 800,556 OP units.
Dividends and Distributions
During the year ended December 31, 2022, the Company paid $195.7 million of distributions to common shareholders, $13.4 million of distributions to preferred shareholders and distributed $141.0 million to noncontrolling interests.
On February 22, 2023, our board of trustees declared a cash dividend and distribution, respectively, of $0.55 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2023. On February 22, 2023, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 15, 2023. In addition, we expect to declare a cash distribution in the first quarter of 2023 to our subordinated performance unitholders of record as of March 15, 2023. Such dividends and distributions are expected to be paid on March 30, 2023.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of December 31, 2022, our operating partnership had an aggregate of $2,915.8 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of December 31, 2022, an aggregate of $244.3 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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

Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2022, each subordinated performance unit would on average hypothetically convert into 1.72 OP units, or into an aggregate of approximately 21.5 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2022. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
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
As of December 31, 2022, we had $621.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (currently one-month LIBOR and SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $6.2 million annually.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2022.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
Item 14. Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2022.
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
10.6
First Amendment to Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.8 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated herein by this reference)

10.7
Partnership Unit Designation of Series PM Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.8
Partnership Unit Designation of Series MI Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2017, is incorporated herein by this reference)

10.9
Partnership Unit Designation of Series A-1 Preferred Units of NSA OP, LP dated as of January 5, 2018 (Exhibit 10.12 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)

10.10
Partnership Unit Designation of Series SO Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.11
Partnership Unit Designation of Series MO Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.12
Partnership Unit Designation of Series BL Class B OP Units of NSA OP, LP (Exhibit 10.13 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2021, is incorporated herein by this reference)

10.13
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.14*
Two Hundred Sixth Amendment To Third Amended and Restated Agreement of Limited Partnership Of NSA OP, LP and First Amendment To Partnership Unit Designation Of Series A-1 Cumulative Redeemable Preferred Units Of NSA OP, LP

10.15
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.16*
Third Amended and Restated Credit Agreement dated as of January 3, 2023 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets, Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and Capital One, National Association as Co-Lead Arrangers and Co-Documentation Agent, BofA Securities, Inc., Truist Securities, Inc., Wells Fargo Securities, LLC, and Regions Securities, LLC as Co-Lead Arrangers, and Truist Bank, N.A., Wells Fargo Bank, N.A., Regions Bank, and Bank of America, N.A., as Co-Documentation Agents.

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

10.23
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

10.30	Form of LTIP Unit Award Agreement for Executive Officers (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 5, 2022, is incorporated herein by this reference)
10.31
Form of Purchase and Sale Agreement among each seller named therein, National Storage Affiliates Trust and NSA OP, LP (Exhibit 10.14 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.32	Form of Indemnification Agreement (Exhibit 10.7 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)
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

10.36	Amendment No. 1 to the Sales Agreement (Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)
21.1*	List of subsidiaries of National Storage Affiliates Trust
23.1*	Consent of KPMG LLP for National Storage Affiliates Trust
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Storage Affiliates Trust

By:	/s/ TAMARA D. FISCHER
Tamara D. Fischer
chief executive officer
(principal executive officer)
Date: February 27, 2023

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

Signature	Title	Date
National Storage Affiliates Trust

/s/ TAMARA D. FISCHER	trustee, chief executive officer	February 27, 2023
Tamara D. Fischer	(principal executive officer)

/s/ BRANDON S. TOGASHI	chief financial officer	February 27, 2023
Brandon S. Togashi	(principal accounting and financial officer)

/s/ ARLEN D. NORDHAGEN	executive chairman of the board of trustees	February 27, 2023
Arlen D. Nordhagen

/s/ GEORGE L. CHAPMAN	trustee	February 27, 2023
George L. Chapman

/s/ PAUL W. HYLBERT, JR.	trustee	February 27, 2023
Paul W. Hylbert, Jr.

/s/ CHAD L. MEISINGER	trustee	February 27, 2023
Chad L. Meisinger

/s/ STEVEN G. OSGOOD	trustee	February 27, 2023
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	February 27, 2023
Dominic M. Palazzo

/s/ REBECCA L. STEINFORT	trustee	February 27, 2023
Rebecca L. Steinfort

/s/ MARK VAN MOURICK	trustee	February 27, 2023
Mark Van Mourick

/s/ J. TIMOTHY WARREN	trustee	February 27, 2023
J. Timothy Warren

/s/ CHARLES F. WU	trustee	February 27, 2023
Charles F. Wu

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2022 and 2021	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021 and 2020	F-7
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2022, 2021 and 2020	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020	F-11

Notes to the Consolidated Financial Statements	F-13

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-46

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2022, and the related notes, and the financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Purchase price allocation for self storage property acquisitions
As discussed in Note 6 to the consolidated financial statements, during the year ended December 31, 2022, the Company acquired $569.2 million of self storage properties that were recorded as asset acquisitions. The purchase price in an asset acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their relative fair value. Assets acquired and liabilities assumed primarily comprise land, buildings and related improvements, customer in-place leases, furniture and equipment and assumed real estate leasehold interests.

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
February 27, 2023

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:
Opinion on Internal Control Over Financial Reporting
We have audited National Storage Affiliates Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes, and the financial statement schedule, Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 27, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Denver, Colorado
February 27, 2023

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Real estate
Self storage properties	$6,391,572	$5,798,188
Less accumulated depreciation	(772,661)	(578,717)
Self storage properties, net	5,618,911	5,219,471
Cash and cash equivalents	35,312	25,013
Restricted cash	6,887	2,862
Debt issuance costs, net	1,393	2,433
Investment in unconsolidated real estate ventures	227,441	188,187
Other assets, net	156,228	102,417
Operating lease right-of-use assets	23,835	22,211
Total assets	$6,070,007	$5,562,594
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,551,179	$2,940,931
Accounts payable and accrued liabilities	80,377	59,262
Interest rate swap liabilities	483	33,757
Operating lease liabilities	25,741	23,981
Deferred revenue	23,213	22,208
Total liabilities	3,680,993	3,080,139
Commitments and contingencies (Note 12)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 9,017,588 and 8,736,719 issued and outstanding at December 31, 2022 and 2021, at liquidation preference	225,439	218,418
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 89,842,145 and 91,198,929 shares issued and outstanding at December 31, 2022 and 2021, respectively	898	912
Additional paid-in capital	1,777,984	1,866,773
Distributions in excess of earnings	(396,650)	(291,263)
Accumulated other comprehensive income (loss)	40,530	(19,611)
Total shareholders' equity	1,648,201	1,775,229
Noncontrolling interests	740,813	707,226
Total equity	2,389,014	2,482,455
Total liabilities and equity	$6,070,007	$5,562,594

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Rental revenue	$748,814	$541,547	$394,660
Other property-related revenue	25,131	19,750	14,524
Management fees and other revenue	27,624	24,374	23,038
Total revenue	801,569	585,671	432,222
OPERATING EXPENSES
Property operating expenses	211,025	155,265	123,486
General and administrative expenses	59,311	51,001	43,640
Depreciation and amortization	233,158	158,312	117,174
Other	8,537	2,853	808
Total operating expenses	512,031	367,431	285,108
OTHER (EXPENSE) INCOME
Interest expense	(110,599)	(72,062)	(62,595)
Equity in earnings of unconsolidated real estate ventures	7,745	5,294	265
Acquisition costs	(2,745)	(1,941)	(2,424)
Non-operating (expense)	(951)	(906)	(1,211)
Gain on sale of self storage properties	5,466	—	—
Other expense	(101,084)	(69,615)	(65,965)
Income before income taxes	188,454	148,625	81,149
Income tax expense	(4,689)	(1,690)	(1,671)
Net income	183,765	146,935	79,478
Net income attributable to noncontrolling interests	(80,028)	(41,682)	(30,869)
Net income attributable to National Storage Affiliates Trust	103,737	105,253	48,609
Distributions to preferred shareholders	(13,425)	(13,104)	(13,097)
Net income attributable to common shareholders	$90,312	$92,149	$35,512

Earnings per share - basic	$0.99	$1.13	$0.53
Earnings per share - diluted	$0.99	$0.98	$0.53

Weighted average shares outstanding - basic	91,239	81,195	66,547
Weighted average shares outstanding - diluted	91,239	134,538	66,607

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$183,765	$146,935	$79,478
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	82,418	23,558	(73,544)
Reclassification of other comprehensive loss to interest expense	2,315	20,578	14,520
Other comprehensive income (loss)	84,733	44,136	(59,024)
Comprehensive income	268,498	191,071	20,454
Comprehensive income attributable to noncontrolling interests	(104,826)	(54,940)	(9,390)
Comprehensive income attributable to National Storage Affiliates Trust	$163,672	$136,131	$11,064

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2019	8,727,119	$218,178	59,659,108	$597	$905,763	$(197,075)	$(7,833)	$532,471	$1,452,101
OP equity recorded in connection with property acquisitions:
OP units and subordinated performance units, net of offering costs	—	—	—	—	—	—	—	36,222	36,222
LTIP units	—	—	—	—	—	—	—	1,011	1,011
Redemptions of Series A-1 preferred units	5,600	140	—	—	—	—	—	(140)	—
Redemptions of OP units	—	—	892,070	9	10,479	—	(685)	(9,803)	—
Issuance of common shares, net of offering costs	—	—	2,622,892	26	83,878	—	—	—	83,904
Merger and internalization of PRO, net of issuance costs	—	—	8,105,192	81	43,499	—	(402)	(33,583)	9,595
Effect of changes in ownership for consolidated entities	—	—	—	—	6,825	—	(2,619)	(4,206)	—
Equity-based compensation expense	—	—	—	—	364	—	—	3,914	4,278
Issuance of LTIP units for acquisition expenses	—	—	—	—	—	—	—	40	40
Issuance of restricted common shares	—	—	21,861	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares	—	—	(8,006)	—	(94)	—	—	—	(94)
Reduction in receivables from partners of the operating partnership	—	—	—	—	—	—	—	310	310
Preferred share dividends	—	—	—	—	—	(13,097)	—	—	(13,097)
Common share dividends	—	—	—	—	—	(90,141)	—	—	(90,141)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(74,108)	(74,108)
Other comprehensive loss	—	—	—	—	—	—	(37,545)	(21,479)	(59,024)
Net income	—	—	—	—	—	48,609	—	30,869	79,478
Balances, December 31, 2020	8,732,719	$218,318	71,293,117	$713	$1,050,714	$(251,704)	$(49,084)	$461,518	$1,430,475
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
OP equity issued for property acquisitions:
OP units, subordinated performance units and Series A-1 preferred units, net of offering costs	—	—	—	—	—	—	—	195,099	195,099
Redemptions of Series A-1 preferred units	4,000	100	—	—	—	—	—	(100)	—
Redemptions of OP units	—	—	700,326	7	10,283	—	(316)	(9,974)	—
Issuance of common shares, net of offering costs	—	—	19,196,216	192	900,788	—	—	—	900,980
Contributions from noncontrolling interests	—	—	—	—	—	—	—	103	103
Effect of changes in ownership for consolidated entities	—	—	—	—	(95,238)	—	(1,089)	96,327	—
Issuance of OP units	—	—	—	—	—	—	—	6,661	6,661
Equity-based compensation expense	—	—	—	—	380	—	—	5,082	5,462
Issuance of restricted common shares	—	—	29,248	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(19,978)	—	(154)	—	—	—	(154)
Preferred share dividends	—	—	—	—	—	(13,104)	—	—	(13,104)
Common share dividends	—	—	—	—	—	(131,708)	—	—	(131,708)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(102,430)	(102,430)
Other comprehensive loss	—	—	—	—	—	—	30,878	13,258	44,136
Net income	—	—	—	—	—	105,253	—	41,682	146,935
Balances, December 31, 2021	8,736,719	$218,418	91,198,929	$912	$1,866,773	$(291,263)	$(19,611)	$707,226	$2,482,455

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
OP equity issued for property acquisitions:
Internalization of PRO, net of offering costs	—	—	—	—	—	—	—	3,217	3,217
OP units, subordinated performance units and Series A-1 preferred units, net of offering costs	—	—	—	—	—	—	—	68,899	68,899
Redemptions of Series A-1 preferred units	280,869	7,021	—	—	—	—	—	(7,021)	—
Redemptions of OP units	—	—	627,896	6	11,026	—	33	(11,065)	—
Repurchase of common shares	—	—	(1,986,175)	(20)	(90,089)	—	—	—	(90,109)
Effect of changes in ownership for consolidated entities	—	—	—	—	(9,975)	—	173	9,802	—
Equity-based compensation expense	—	—	—	—	410	—	—	5,848	6,258
Issuance of restricted common shares	—	—	10,405	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(8,910)	—	(161)	—	—	—	(161)
Preferred share dividends	—	—	—	—	—	(13,425)	—	—	(13,425)
Common share dividends	—	—	—	—	—	(195,699)	—	—	(195,699)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(140,919)	(140,919)
Other comprehensive income	—	—	—	—	—	—	59,935	24,798	84,733
Net income	—	—	—	—	—	103,737	—	80,028	183,765
Balances, December 31, 2022	9,017,588	$225,439	89,842,145	$898	$1,777,984	$(396,650)	$40,530	$740,813	$2,389,014

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$183,765	$146,935	$79,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,158	158,312	117,174
Amortization of debt issuance costs	4,423	3,438	3,088
Amortization of debt discount and premium, net	(698)	(708)	(1,075)
Gain on sale of self storage properties	(5,466)	—	—
Other	992	—	—
Mark-to-market changes in value on equity securities	—	—	142
Equity-based compensation expense	6,258	5,462	4,278
Equity in (earnings) of unconsolidated real estate ventures	(7,745)	(5,294)	(265)
Distributions from unconsolidated real estate ventures	23,535	19,640	14,634
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(10,206)	(3,159)	(3,440)
Accounts payable and accrued liabilities	16,519	8,404	7,445
Deferred revenue	(688)	(1,681)	(805)
Net Cash Provided by Operating Activities	443,847	331,349	220,654
INVESTING ACTIVITIES
Acquisition of self storage properties	(496,358)	(1,966,382)	(496,509)
Capital expenditures	(42,798)	(27,577)	(16,395)
Investments in and advances to unconsolidated real estate ventures	(55,044)	—	(4,382)
Distributions from unconsolidated real estate ventures	—	—	1,494
Deposits and advances for self storage property and other acquisitions	—	(800)	(1,087)
Expenditures for corporate furniture, equipment and other	(928)	(426)	(364)
Proceeds from sale of equity securities	—	—	7,560
Acquisition of interest in reinsurance company and related cash flows	—	(2,865)	—
Net proceeds from sale of self storage properties	10,963	—	—
Net Cash Used In Investing Activities	(584,165)	(1,998,050)	(509,683)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	—	900,980	82,917
Borrowings under debt financings	1,572,000	2,348,500	929,500
Receipts for OP unit subscriptions	—	103	661
Repurchase of common shares	(90,109)	—	—
Principal payments under debt financings	(960,372)	(1,322,169)	(546,147)
Payment of dividends to common shareholders	(195,699)	(131,708)	(90,141)
Payment of dividends to preferred shareholders	(13,425)	(13,104)	(13,097)
Distributions to noncontrolling interests	(141,000)	(102,231)	(73,798)
Debt issuance costs	(15,981)	(5,280)	(2,471)
Equity offering costs	(772)	(2,216)	(970)
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net Cash Provided by Financing Activities	154,642	1,672,875	286,454
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	14,324	6,174	(2,575)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	27,875	21,701	24,276
End of year	$42,199	$27,875	$21,701

Supplemental Cash Flow Information
Cash paid for interest	$99,433	$66,918	$59,346
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions:
Issuance of OP units and subordinated performance units	$72,116	$195,101	$37,233
Deposits on acquisitions applied to purchase price	800	1,087	4,438
Other net liabilities assumed	2,890	14,232	3,626
Merger and internalization of PRO:
Redemptions and conversions of partnership interests	—	—	33,583
Issuance of common shares for management platform	—	—	10,301
Issuance of OP unit subscription liability through reduced distributions	—	—	987
Settlement of acquisition receivables through reduced distributions	—	—	310
Change in payables for offering costs	—	(361)	970
Settlement of offering expenses from equity issuance proceeds	—	—	207

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
The Company owned 916 consolidated self storage properties in 39 states and Puerto Rico with approximately 58.3 million rentable square feet in approximately 453,000 storage units as of December 31, 2022. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). As of December 31, 2022, these PROs are Optivest Properties LLC and its controlled affiliates ("Optivest"), Move It Self Storage and its controlled affiliates ("Move It"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), Blue Sky Self Storage LLC, a strategic partnership between Argus Professional Storage Management and Uplift Development Group (formerly known as GYS Development LLC) ("Blue Sky"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage ("Moove In"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini").
During the year ended December 31, 2021, Northwest elected to retire as one of the Company's PROs. As a result of the retirement, on January 1, 2022, management of our properties in the Northwest managed portfolio was transferred to the Company and the Northwest brand name and related intellectual property was internalized by the Company, and the Company discontinued payment of any supervisory and administrative fees or reimbursements to Northwest.
During the year ended December 31, 2022, one of our PROs, Move It Self Storage and its controlled affiliates, notified us of Move It's election to retire as a PRO effective January 1, 2023. As a result of the retirement, on January 1, 2023, management of our 72 properties in the Move It managed portfolio was transferred to us and the Move It brand name and related intellectual property was internalized by us, and we discontinued payment of any supervisory and administrative fees or reimbursements to Move It. In addition, on January 1, 2023, we issued a notice of non-voluntary conversion to convert all of the subordinated performance units related to Move It's managed portfolio into OP units. As part of the internalization, a majority of Move It's employees were offered and provided employment by us and will continue managing Move It's portfolio of properties as members of our existing property management platform. See Note 15 for additional information related to the Move It retirement and internalization.
As of December 31, 2022, the Company also managed through its property management platform an additional portfolio of 185 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 13.5 million rentable square feet, configured in approximately 111,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of December 31, 2022, in total, the Company operated and held ownership interests in 1,101 self storage properties located across 42 states and Puerto Rico with approximately 71.8 million rentable square feet in approximately 564,000 storage units.

Table of Content
Information with respect to the square feet and number of storage units in each of the following notes is unaudited.
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
As of December 31, 2022, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 DownREIT partnerships that are considered VIEs, which owned 48 self storage properties. The net book value of the real estate owned by these VIEs was $412.9 million and $425.7 million as of December 31, 2022 and December 31, 2021, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $188.7 million as of December 31, 2022 and December 31, 2021, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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

Table of Content
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
Restricted Cash
The Company's restricted cash consists of escrowed funds deposited with financial institutions resulting from property sales for which we elected to purchase replacement property in accordance with Section 1031 of the Code, for real estate taxes, insurance and other reserves for capital improvements in accordance with the Company's loan agreements.
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

Table of Content
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $19.8 million, $15.0 million and $11.1 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the years ended December 31, 2022, 2021 and 2020, the Company recognized retail sales of $2.6 million, $2.3 million and $1.8 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture, the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the years ended December 31, 2022, 2021 and 2020, the Company recognized property management fees, call center fees and platform fees of $16.5 million, $14.8 million and $13.1 million, respectively.
For acquisition fees, the Company provides sourcing, underwriting and administration services to the unconsolidated real estate ventures. The 2016 Joint Venture paid the Company a $4.1 million acquisition fee equal to 0.65% of the gross capitalization (including debt and equity) of the original 66-property 2016 Joint Venture portfolio (the "Initial 2016 JV Portfolio") in 2016, at the time of the Initial 2016 JV Portfolio acquisition. The 2018 Joint Venture paid the Company a $4.0 million acquisition fee related to the initial acquisition of properties by the 2018 Joint Venture (the "Initial 2018 JV Portfolio") during the year ended December 31, 2018, at the time of the Initial 2018 JV Portfolio acquisition. These fees are refundable to the unconsolidated real estate ventures, on a prorated basis, if the Company is removed as the managing member during the initial four year life of the unconsolidated real estate ventures and as such, the Company's performance obligation for these acquisition fees are satisfied over a four year period. Accordingly, the Company's performance obligation related to the Initial 2016 JV Portfolio was satisfied during the year ended December 31, 2020. As of December 31, 2022 and 2021, the Company had deferred revenue related to the acquisition fees of $0 and $0.5 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the years ended December 31, 2022, 2021 and 2020, the Company recognized acquisition fees of $1.2 million, $0.8 million and $1.7 million, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and one of its unconsolidated real estate ventures that participate in tenant insurance, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in both of the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $9.5 million, $7.3 million and $6.3 million, respectively, of revenue related to these activities.

Table of Content
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $10.0 million, $6.6 million and $5.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2022 and 2021.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2022 and 2021. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; the 2019 tax year is the earliest period that remains open to examination by these taxing jurisdictions.
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

Table of Content
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

Table of Content
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

Table of Content
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
Goodwill
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates goodwill for potential impairment annually, or whenever impairment indicators are present. The Company determined that there was no impairment to goodwill during the years ended December 31, 2022 and 2021.
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
Series A Preferred Shares
The 6.000% cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") rank senior to the Company's common shares with respect to rights and rights upon its liquidation, dissolution or winding up. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares became redeemable by the Company in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends.

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
During the year ended December 31, 2022, the Company did not sell any common shares through the ATM program. During the year ended December 31, 2021, the Company sold 6,026,726 of its common shares through the ATM program at an average offering price of $51.37 per share, resulting in net proceeds to the Company of approximately $306.7 million, after deducting compensation payable by the Company to such agents and offering expenses.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares of beneficial interest from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the year ended December 31, 2022, the Company repurchased 1,986,175 common shares for approximately $90.1 million.
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
As of December 31, 2022 and 2021, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2022	2021
Series A-1 preferred units	712,208	640,047
OP units	35,737,281	31,893,105
Subordinated performance units	8,154,524	9,754,482
LTIP units	728,890	775,447
DownREIT units
DownREIT OP units	1,924,918	1,924,918
DownREIT subordinated performance units	4,337,111	4,337,111
Total	51,594,932	49,325,110

Table of Content
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A Preferred Shares or the issuance of 6.000% Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The increase in Series A-1 preferred units outstanding from December 31, 2021 to December 31, 2022 was due to the issuance of 353,030 Series A-1 preferred units issued in connection with the acquisition of self storage properties partially offset by the redemption of 280,869 Series A-1 preferred units for Series A Preferred Shares.
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
The increase in OP units outstanding from December 31, 2021 to December 31, 2022 was due to (i) 3,911,260 OP units issued upon the non-voluntary conversion of 2,078,357 subordinated performance units (as discussed further below) in connection with Northwest's retirement, (ii) 235,241 OP units issued upon the voluntary conversion of 82,611 subordinated performance units, (iii) the conversion of 192,296 LTIP units into an equivalent number of OP units, (iv) the issuance of 887,291 OP units in connection with the acquisition of self storage properties, and (v) the issuance of 46,540 OP units in connection with the acquisition of Northwest's rights to property management contracts, brand, intellectual property, and certain tangible assets, partially offset by the conversion of 800,556 OP units into 393,614 subordinated performance units, and the redemption of 627,896 OP units for an equal number of common shares.
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

Table of Content
The decrease in subordinated performance units outstanding from December 31, 2021 to December 31, 2022 was due to the conversion of 2,078,357 subordinated performance units into 3,911,260 OP units in connection with the retirement of Northwest, and the voluntary conversion of 82,611 subordinated performance units into 235,241 OP units, partially offset by the issuance of 393,614 subordinated performance units upon conversion of 800,556 OP units, and the issuance of 167,396 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties.
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
The decrease in LTIP units outstanding from December 31, 2021 to December 31, 2022 was due to the conversion of 192,296 LTIP units into an equivalent number of OP units offset by the issuance of 145,739 compensatory LTIP units to employees, trustees and consultants, net of forfeitures.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	December 31,
	2022	2021
Land	$1,111,326	$1,028,431
Buildings and improvements	5,269,383	4,760,567
Furniture and equipment	10,863	9,190
Total self storage properties	6,391,572	5,798,188
Less accumulated depreciation	(772,661)	(578,717)
Self storage properties, net	$5,618,911	$5,219,471
Depreciation expense related to self storage properties amounted to $195.9 million, $135.1 million and $105.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of December 31, 2022, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 104 self storage properties containing approximately 7.8 million rentable square feet, configured in over 64,000 storage units and located across 17 states.
The 2018 Joint Venture acquired one self storage property for $6.6 million during the year ended December 31, 2022, which was combined and is being operated together with one of the 2018 Joint Venture's existing properties. The 2018 Joint Venture financed the acquisition with capital contributions from the 2018 Joint Venture members, of which the Company contributed $1.6 million for its 25% proportionate share.
2016 Joint Venture
As of December 31, 2022, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.

The 2016 Joint Venture acquired seven self storage properties for $207.6 million during the year ended December 31, 2022, which are managed together with the 2016 Joint Venture's existing properties. The 2016 Joint Venture financed the acquisitions with capital contributions from the 2016 Joint Venture members, of which the Company contributed $51.9 million for its 25% proportionate share.
The Company's investments in the 2018 Joint Venture and 2016 Joint Venture are accounted for using the equity method of accounting and are included in investment in unconsolidated real estate ventures in the Company’s consolidated balance sheets. The Company’s earnings from its investments in the 2018 Joint Venture and 2016 Joint Venture are presented in equity in earnings of unconsolidated real estate ventures on the Company’s consolidated statements of operations.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31,
	2022	2021
ASSETS
Self storage properties, net	1,891,203	1,741,538
Other assets	36,873	23,562
Total assets	$1,928,076	1,765,100
LIABILITIES AND EQUITY
Debt financing	1,002,301	1,001,378
Other liabilities	23,808	19,493
Equity	901,967	744,229
Total liabilities and equity	$1,928,076	$1,765,100

The following table presents the combined condensed operating information of the Company's unconsolidated real estate ventures for the three years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Total revenue	$212,832	$187,861	$164,762
Property operating expenses	57,306	50,829	49,632
Net operating income	155,526	137,032	115,130
Supervisory, administrative and other expenses	(13,955)	(12,288)	(10,935)
Depreciation and amortization	(68,289)	(61,628)	(61,188)
Interest expense	(41,657)	(41,658)	(41,204)
Loss on sale of self storage properties	—	—	—
Acquisition and other expenses	(899)	(511)	(969)
Net income	$30,726	$20,947	$834

6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 45 self storage properties with an estimated fair value of $569.2 million during the year ended December 31, 2022 and 229 self storage properties with an estimated fair value of $2.2 billion during the year ended December 31, 2021. Of these acquisitions, during the year ended December 31, 2022, five self storage properties with an estimated fair value of $55.7 million were acquired by the Company from its PROs. During the year ended December 31, 2021, 22 self storage properties with an estimated fair value of $207.1 million were acquired by the Company from its PROs.
The self storage property acquisitions were accounted for as asset acquisitions and accordingly, during the years ended December 31, 2022 and 2021, $3.7 million and $12.1 million, respectively, of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $9.5 million and $43.7 million during the years ended December 31, 2022 and 2021, respectively, resulting in a total fair value of $559.7 million and $2.1 billion allocated to real estate during the years ended December 31, 2022 and 2021, respectively.
The following table summarizes, by calendar quarter, the investments in self storage property acquisitions completed by the Company during the years ended December 31, 2022 and 2021 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment
	Number of Properties	Cash and Acquisition Costs	Value of OP Equity(1)	Other Liabilities	Total

March 31, 2022	12	$76,027	$16,576	$332	$92,935
June 30, 2022	8	99,954	13,938	641	114,533
September 30, 2022	23	313,784	6,244	1,761	321,789
December 31, 2022	2	7,622	32,141	156	39,919
Total	45	$497,387	$68,899	$2,890	$569,176

March 31, 2021	23	$141,928	$22,897	$1,138	$165,963
June 30, 2021	20	243,580	24,102	1,711	269,393
September 30, 2021	76	562,105	31,074	6,098	599,277
December 31, 2021	110	1,018,082	117,026	5,285	1,140,393
Total	229	$1,965,695	$195,099	$14,232	$2,175,026
(1)Value of OP equity represents the fair value of Series A-1 preferred units, OP units, subordinated performance units, and LTIP units.
The results of operations for these self storage acquisitions are included in the Company's consolidated statements of operations beginning on the respective closing date for each acquisition. The accompanying consolidated statements of operations includes aggregate revenue of $18.0 million and operating loss of $1.8 million related to the 45 self storage properties acquired during the year ended December 31, 2022. For the year ended December 31, 2021, the accompanying consolidated statements of operations includes aggregate revenue of $58.7 million and operating income of $3.1 million related to the 229 self storage properties acquired during such period.
During the year ended December 31, 2022, in connection with the retirement of Northwest as a PRO as discussed in Note 1 and Note 3, the Company acquired Northwest's management rights in connection with the properties of the Northwest managed portfolio, the Northwest brand, intellectual property, and certain tangible assets for $3.2 million, which was paid for by the issuance of 46,540 OP units.
Dispositions
During the year ended December 31, 2022, the Company disposed of two self storage properties and an undeveloped land parcel for gross proceeds of $11.0 million. The Company recorded a net gain on the dispositions of $5.5 million.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2022	2021
Customer in-place leases, net of accumulated amortization of $5,004 and $14,336, respectively	$5,090	$29,427
Receivables:
Trade, net	13,120	6,228
PROs and other affiliates	4,175	2,878
Receivable from unconsolidated real estate ventures	5,375	4,028
Property acquisition deposits	—	800
Interest rate swaps	51,466	—
Prepaid expenses and other	26,156	9,552
Corporate furniture, equipment and other, net	1,534	1,422
Trade name	7,442	6,380
Management contracts, net of accumulated amortization of $5,398 and $4,237, respectively	12,113	10,983
Tenant reinsurance intangible assets, net of accumulated amortization of $2,466 and $1,504, respectively	21,575	22,537
Goodwill	8,182	8,182
Total	$156,228	$102,417
Amortization expense related to customer in-place leases amounted to $34.4 million, $20.7 million and $9.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company measured the fair value of the trade name, which has an indefinite life and is not amortized, using the relief from royalty method at acquisition.
The management contract assets are charged to amortization expense on a straight-line basis over 15 years, which represents the time period over which the majority of value was attributed in the Company’s discounted cash flow models. Amortization expense related to the management contracts amounted to $1.2 million, $1.0 million and $1.0 million for the years ended December 31, 2022, 2021 and 2020 respectively.
Amortization expense related to the tenant reinsurance intangible assets amounted to $1.0 million, $0.6 million and $0.6 million for the years ended December 31, 2022, 2021 and 2020 respectively. See Note 11 for additional details about the Company's tenant reinsurance intangible asset acquired during the year ended December 31, 2021.

Future Intangible Asset Amortization
As of December 31, 2022, the estimated aggregate amortization expense for the Company's customer in-place leases, management contracts and tenant reinsurance intangible assets for the succeeding five years are as follows (in thousands):

Year Ending December 31,	Total Aggregate Estimated Amortization Expense
2023	$7,216
2024	2,132
2025	2,129
2026	2,129
2027	2,129
Thereafter	23,043
Total	$38,778

8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2022 and 2021 is summarized as follows (dollars in thousands):

		December 31,
	Interest Rate(1)	2022	2021
Credit Facility:
Revolving line of credit	5.69%	$496,000	$490,000
Term loan A	3.74%	125,000	125,000
Term loan B	2.94%	250,000	250,000
Term loan C	2.91%	225,000	225,000
Term loan D	3.12%	175,000	175,000
Term loan E	5.59%	125,000	125,000
2023 Term loan facility	2.83%	175,000	175,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 term loan facility	4.27%	100,000	100,000
June 2029 term loan facility	5.37%	285,000	—
2026 Senior Unsecured Notes	2.16%	35,000	35,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	—
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
November 2033 Senior Unsecured Notes	2.96%	125,000	—
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.82%	299,570	303,944
Total principal		3,560,570	2,948,944
Unamortized debt issuance costs and debt premium, net		(9,391)	(8,013)
Total debt		$3,551,179	$2,940,931

(1)Represents the effective interest rate as of December 31, 2022. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
On July 29, 2019, the operating partnership, as borrower, the Company, and certain of the operating partnership's subsidiaries, as subsidiary guarantors, entered into a second amended and restated credit agreement with a syndicated group of lenders (as amended, the "credit facility"). On January 3, 2023, the Company entered into a third amended and restated credit agreement with KeyBank National Association, as administrative agent, and a syndicated group of lenders party thereto (the "credit facility recast"). As of December 31, 2022, the Company's unsecured credit facility provided for total borrowing capacity of $1.550 billion and consisted of the following components: (i) a revolving line of credit (the "Revolver") which provided for a total borrowing commitment up to $650.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $125.0 million tranche A term loan facility (the "Term Loan A"), (iii) a $250.0 million tranche B term loan facility (the "Term Loan B"), (iv) a $225.0 million tranche C term loan facility (the "Term Loan C"), (v) a $175.0 million tranche D term loan facility (the "Term Loan D") and (vi) a $125.0 million tranche E term loan facility (the "Term Loan E"). The Company had an expansion option under the credit facility, which if exercised in full, would provide for a total borrowing capacity under the credit facility of $1.750 billion. See Note 15 for additional information related to the credit facility recast.
The Revolver would mature in January 2024; provided that the Company could elect to extend the maturity to July 2024 by paying an extension fee of 0.075% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan A was to mature in January 2023, the Term Loan B was to mature in July 2024, the Term Loan C was to mature in January 2025, the Term Loan D was to mature in July 2026 and the Term Loan E was to mature on March 21, 2027. The credit facility was not subject to any scheduled reduction or amortization payments prior to maturity.
Interest rates applicable to loans under the credit facility were determined based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin or a base rate, determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%, plus an applicable margin. The applicable margins for the credit facility were leverage based and ranged from 1.10% to 1.80% for LIBOR loans and 0.10% to 0.80% for base rate loans; provided that after such time as the Company achieved an investment grade rating as defined in the credit facility, the Company could elect (but was not required to elect) (a "credit rating pricing election") that the credit facility be subject to applicable margins ranging from 0.78% to 1.65% for LIBOR loans and 0.00% to 0.65% for base rate loans. The Company was also required to pay usage based fees ranging from 0.15% to 0.20% with respect to the unused portion of the Revolver; provided that if the Company made a credit rating pricing election under the credit facility, the Company would be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees. Effective January 3, 2023, the interest rates applicable to loans under the credit facility will be determined based on the adjusted daily simple SOFR rate and Term SOFR rate.
On July 29, 2019, the Company entered into interest rate swap agreements which together with the Company's existing interest rate swap agreements, fix the interest rates through maturity for the Term Loan A, Term Loan B, Term Loan C and Term Loan D. As of December 31, 2022, the Term Loan A, Term Loan B, Term Loan C, Term Loan D and Term Loan E had effective interest rates of 3.74%, 2.94%, 2.91%, 3.12% and 5.59% respectively.
As of December 31, 2022, the Company had outstanding letters of credit totaling $6.2 million and would have had the capacity to borrow remaining Revolver commitments of $147.8 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
The Company was required to comply with the following financial covenants under the credit facility:
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

In addition, the terms of the credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2022, the Company was in compliance with all such covenants.
2023 Term Loan Facility
On June 30, 2016, the Company entered into a credit agreement with a syndicated group of lenders to make available a term loan facility that matures in June 2023 (the "2023 Term Loan Facility") in an aggregate amount of $100.0 million. On June 5, 2018, the Company's operating partnership and the Company entered into the Second Amendment (the "Second Amendment") to the Credit Agreement, whereby the Company's operating partnership, among other things, partially exercised its existing $100.0 million expansion option in an aggregate amount equal to $75.0 million, increasing the aggregate amount outstanding under the 2023 Term Loan Facility to $175.0 million. The Company also increased the remaining expansion option by $200.0 million, for a total expansion option of $225.0 million. If the remaining expansion option is exercised in full, the total expansion option would provide for a total borrowing capacity under the 2023 Term Loan Facility in an aggregate amount of $400.0 million. In connection with the credit facility recast on January 3, 2023, the Company retired the $175.0 million June 2023 Term Loan Facility due in June 2023. See Note 15 for additional information related to the credit facility recast.
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
Interest rates applicable to loans under the 2028 Term Loan Facility are payable during such periods as such loans are LIBOR loans, at the applicable LIBOR based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, and during the period that such loans are base rate loans, at the base rate under the 2028 Term Loan Facility in effect from time to time plus an applicable margin. The base rate under the 2028 Term Loan Facility is equal to the greatest of the Huntington National Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%. The applicable margin for the 2028 Term Loan Facility is leverage-based and ranges from 1.80% to 2.35% for LIBOR loans and 0.80% to 1.35% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the 2028 Term Loan Facility is subject to the rating based on applicable margins ranging from 1.40% to 2.25% for LIBOR Loans and 0.40% to 1.25% for base rate loans. Effective January 3, 2023, the interest rates applicable to loans under the 2028 Term Loan Facility will be determined based on the adjusted daily simple SOFR rate and Term SOFR rate.

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
April 2029 Term Loan Facility
On April 24, 2019, the Company entered into a credit agreement with BMO Harris Bank N.A. to make available an unsecured term loan facility that matures in April 2029 (the "April 2029 Term Loan Facility") in an aggregate amount of $100.0 million. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date.
Interest rates applicable to loans under the April 2029 Term Loan Facility are payable during such periods as such loans are LIBOR loans, at the applicable LIBOR based on a 1, 2, 3 or 6 month LIBOR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, and during the period that such loans are base rate loans, at the base rate under the April 2029 Term Loan Facility in effect from time to time plus an applicable margin. The base rate under the April 2029 Term Loan Facility is equal to the greatest of the BMO Harris Bank prime rate, the federal funds rate plus 0.50% or one month LIBOR plus 1.00%. The applicable margin for the April 2029 Term Loan Facility is leverage-based and ranges from 1.85% to 2.30% for LIBOR loans and 0.85% to 1.30% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the 2029 Term Loan Facility be subject to rating-based margins ranging from 1.40% to 2.25% for LIBOR Loans and 0.40% to 1.25% for base rate loans. Effective January 3, 2023, the interest rates applicable to loans under the April 2029 Term Loan Facility will be determined based on the adjusted daily simple SOFR rate and Term SOFR rate.
On April 24, 2019, the Company also entered into an interest rate swap agreement with a notional amount of $100.0 million that matures in April 2029 fixing the interest rate of the April 2029 Term Loan Facility at an effective interest rate of 4.27%.
The Company is required to comply with the same financial covenants under the April 2029 Term Loan Facility as it is with the credit facility, 2023 Term Loan Facility and the 2028 Term Loan Facility. In addition, the terms of the April 2029 Term Loan Facility contain customary affirmative and negative covenants that are consistent with those contained in the 2023 Term Loan Facility and 2028 Term Loan Facility, and, among other things, limit the Company's ability to make distributions, make certain investments, incur debt, incur liens and enter into certain transactions.
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
Interest rates applicable to loans under the June 2029 Term Loan Facility are payable monthly in arrears on the first day of each month at either a base rate plus applicable margin or SOFR plus applicable margin. As of December 31, 2022, the June 2029 Term Loan Facility had a variable effective interest rate of 5.37%. The base rate is the greater of (i) prime rate, (ii) 0.50% plus the Federal Funds Effective Rate, and (iii) 1.0% plus the adjusted term secured overnight financing rate ("SOFR"). The applicable margin for the June 2029 Term Loan Facility is leverage and credit rating-based and ranges from 0.55% to 1.2% for base rate loans and 1.55% to 2.2% for SOFR based loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the June 2029 Term Loan Facility be subject to rating-based margins ranging from 0.075% to 1.2% for base rate loans and 1.075% to 2.2% for SOFR based loans.
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
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2020. The 2029 Notes and August 2031 Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The 2029 Notes and August 2031 Notes rank pari passu with the credit facility, the 2023 Term Loan Facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility, 2026 Notes (defined below), August 2030 Notes (defined below), November 2030 Notes (defined below), May 2031 Notes (defined below), November 2031 Notes (defined below), August 2032 Notes (defined below), May 2033 Notes (defined below), November 2032 Notes, November 2033 Notes (defined below) and 2036 Notes (defined below). The 2019 Note Purchase Agreement contains financial covenants that are substantially similar to those described under the heading "Credit Facility" above. In addition, the terms of the 2019 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2022, the Company was in compliance with all such covenants.
August 2030 and 2032 Senior Unsecured Notes
On October 22, 2020, the operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 (the "August 2030 Notes") and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 (the "August 2032 Notes") in a private placement to certain institutional investors. The August 2030 Notes and August 2032 Notes are governed by a Note Purchase Agreement dated August 4, 2020 (the "2020 Note Purchase Agreement"), by and among the operating partnership as issuer, the Company, and the purchasers of the senior unsecured notes.
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2021. The August 2030 Notes and August 2032 Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The August 2030 Notes and August 2032 Notes rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2026 Notes (defined below) 2029 Notes, November 2030 Notes (defined below), May 2031 Notes (defined below), August 2031 Notes, November 2031 Notes (defined below), November 2032 Notes, May 2033 Notes (defined below), November 2033 Notes (defined below) and 2036 Notes (defined below). The 2020 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the 2020 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2022, the Company was in compliance with all such covenants.
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

Interest is paid semiannually, on May 31st and November 30th of each year, commencing on November 30, 2021. The May 2021 Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The May 2021 Senior Unsecured Notes rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2029 Notes, August 2030 Notes, November 2030 Notes (defined below), August 2031 Notes, 2032 Notes, November 2031 Notes (defined below), August 2032 Notes, November 2032 Notes (defined below), November 2033 Notes (defined below) and 2036 Notes (defined below). The May 2021 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the May 2021 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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
Interest is paid semiannually, on May 30th and November 30th of each year, commencing on May 30, 2022. The November 2021 Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The November 2021 Senior Unsecured Notes rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, 2029 Term Loan Facility, 2026 Notes, 2029 Notes, August 2030 Notes, May 2031 Notes, August 2031 Notes, August 2032 Notes, November 2032 Notes and May 2033 Notes. The November 2021 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the November 2021 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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
Interest is paid semiannually, on May 16th and November 16th of each year, commencing on November 16, 2022. The November 2032 Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The November 2032 Senior Unsecured Notes rank pari passu with the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility, 2029 Notes, August 2030 Notes, November 2030 Notes, August 2031 Notes, 2032 Notes, November 2031 Notes, August 2032 Notes, November 2033 Notes and 2036 Notes. The August 2022 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the August 2022 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through October 2031, and have effective interest rates that range from 3.63% to 4.65%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.

On July 9, 2021, the Company entered into an agreement with a single lender for an $88.0 million debt financing secured by a first lien on eight of the Company's self storage properties. This interest-only loan matures in July 2028 and has a fixed interest rate of 2.77%.
Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2022, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
2023	$376,813	$(2,343)	$374,470
2024	767,964	(1,958)	766,006
2025	227,185	(1,382)	225,803
2026	212,322	(1,219)	211,103
2027	87,369	(884)	86,485
Thereafter	1,888,917	(1,605)	1,887,312
	$3,560,570	$(9,391)	$3,551,179

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
As of December 31, 2022, the Company did not have outstanding under its equity compensation plan, any options, warrants or rights to purchase the Company's common shares.
LTIP Units
Through December 31, 2022, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan, 1,345,880 LTIP units have been issued under the 2015 Plan, and 373,353 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times through April 6, 2026.

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
Compensation expense related to compensatory LTIP units granted to members of the Company's senior management team, the Company's independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying consolidated statements of operations. Total compensation cost recognized for the compensatory LTIP unit awards was $5.9 million, $5.1 million and $3.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, total unvested compensation cost not yet recognized was $5.5 million. The Company expects to recognize this compensation cost over a period of approximately 3.3 years. If the grantee has a termination of service for any reason during the vesting period, the unvested LTIP units will be forfeited subject to certain limited exceptions.
Time-based LTIP unit awards are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant. The following table summarizes activity for the time-based LTIP unit awards for the years ended December 31, 2022, 2021 and 2020:

	Time-Based LTIP Unit Awards
	2022		2021		2020
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	158,976	$36.95	170,265	$28.93	181,937	$26.55
Granted	71,673	58.42	98,376	41.02	111,898	30.14
Vested	(92,073)	36.58	(105,561)	27.61	(115,935)	26.52
Forfeited	(6,162)	47.34	(4,104)	41.84	(7,635)	26.72
Unvested at end of year	132,414	$48.35	158,976	$36.95	170,265	$28.93
The aggregate fair value of the time-based LTIP unit awards that vested during the years ended December 31, 2022, 2021 and 2020 was $3.4 million, $2.9 million and $3.1 million, respectively.

The following table summarizes activity for the performance-based LTIP unit awards granted during the year ended December 31, 2022, 2021 and 2020, including the minimum, target and maximum number of LTIP units that may be earned upon the achievement of the performance criteria measured over the period of three years from the grant date.

	Performance-Based LTIP Unit Awards
	Minimum	Target	Maximum	Weighted Average Grant-Date Fair Value
Outstanding unvested at December 31, 2019	—	139,535	266,151	$27.71
Granted	—	53,835	107,667	35.67
Vested	—	(40,390)	(90,874)	27.63
Forfeited	—	(18,493)	(32,930)	27.53
Outstanding unvested at December 31, 2020	—	134,487	250,014	$30.69
Granted	—	49,522	99,041	41.68
Vested	—	(37,908)	(47,206)	24.76
Forfeited	—	—	(9,656)	24.21
Outstanding unvested at December 31, 2021	—	146,101	292,193	$35.98
Granted	—	40,117	80,228	61.66
Vested	—	(42,744)	(85,485)	29.76
Forfeited	—	—	—	—
Outstanding unvested at December 31, 2022	—	143,474	286,936	$44.99

The aggregate fair value of the performance-based LTIP unit awards that vested during the year ended December 31, 2022 and 2021 was $1.3 million and $0.9 million, respectively. The fair value of the performance-based LTIP unit awards, which have a market condition, is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the performance-based LTIP unit awards granted during the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Risk-free interest rate	1.55%	0.18%	1.37%
Dividend yield	3.47%	3.89%	4.13%
Expected volatility	30.96%	34.17%	24.43%
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan and on January 23, 2020 the Company granted 28,894 LTIP units under the LP Agreement as part of the consideration for self storage property acquisitions and contributions. The following table summarizes activity for acquisition grants during the years ended December 31, 2022, 2021 and 2020:

Total LTIP units
Total unvested units, December 31, 2019	224,000
Units vested in 2020	—
Units granted in 2020	28,894
Total unvested units, December 31, 2020	252,894
Units vested in 2021	—
Units forfeited	—
Total unvested units, December 31, 2021	252,894
Units vested in 2022	—
Units forfeited	—
Total unvested units, December 31, 2022	252,894
As of December 31, 2022, the remaining unvested LTIP units will vest as additional self storage properties are contributed or sourced. The fair value of such LTIP units will be recorded as additional acquisition consideration based on the fair value in the period such acquisitions are completed.
Grants to Consultants
During the year ended December 31, 2020 the Company issued 28,894 LTIP units, that were immediately vested to consultants that provided acquisition services. During the year ended December 31, 2020 the self storage properties acquired were accounted for as asset acquisitions and accordingly, the acquisition costs related to the LTIP units granted to consultants were capitalized as part of the basis of the acquired properties. The aggregate fair value of the LTIP units was $1.0 million for the year ended December 31, 2020.
Restricted Common Shares
Through December 31, 2022, an aggregate of 133,868 restricted common shares have been issued under the 2015 Plan. These restricted common shares vest over a period of approximately 3.4 years. Restricted common shares are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant.
The following table summarizes activity for restricted common shares for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	30,659	$40.41	29,929	$32.68	25,779	$26.26
Granted	10,405	57.97	29,248	43.80	21,861	36.19
Vested	(10,208)	34.83	(12,763)	31.14	(12,471)	25.85
Forfeited	(5,421)	45.21	(15,755)	39.52	(5,240)	32.00
Unvested at end of year	25,435	$48.90	30,659	$40.41	29,929	$32.68
The aggregate fair value of restricted common shares that vested during the years ended December 31, 2022, 2021 and 2020 was $0.4 million, $0.4 million and $0.3 million respectively. Total compensation cost recognized for restricted common shares during the years ended December 31, 2022, 2021 and 2020 was $0.5 million, $0.4 million and $0.4 million, respectively. At December 31, 2022, total unvested compensation cost not yet recognized was $0.8 million. The Company expects to recognize this compensation cost over a period of approximately 3.4 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying consolidated statements of operations.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Earnings per common share - basic and diluted
Numerator
Net income	$183,765	$146,935	$79,478
Net income attributable to noncontrolling interests	(80,028)	(41,682)	(30,869)
Net income attributable to National Storage Affiliates Trust	103,737	105,253	48,609
Distributions to preferred shareholders	(13,425)	(13,104)	(13,097)
Distributed and undistributed earnings allocated to participating securities	(58)	(57)	(44)
Net income attributable to common shareholders - basic	90,254	92,092	35,468
Effect of assumed conversion of dilutive securities	—	40,231	—
Net income attributable to common shareholders - diluted	$90,254	$132,323	$35,468

Denominator
Weighted average shares outstanding - basic	91,239	81,195	66,547
Effect of dilutive securities:
Weighted average effect of outstanding forward offering agreement	—	100	60
Weighted average OP units outstanding	—	30,124	—
Weighted average DownREIT OP unit equivalents outstanding	—	1,925	—
Weighted average LTIP units outstanding	—	96	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	21,098	—
Weighted average shares outstanding - diluted	91,239	134,538	66,607

Earnings per share - basic	$0.99	$1.13	$0.53
Earnings per share - diluted	$0.99	$0.98	$0.53
Dividends declared per common share	$2.15	$1.59	$1.35
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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2022, 415,269 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the year ended December 31, 2022, 252,894 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
For the years ended December 31, 2022 and 2021, potential common shares totaling 58.7 million and 48.2 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
11. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the years ended December 31, 2022, 2021 and 2020, the Company incurred $22.6 million, $20.4 million and $16.4 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operation of the self storage properties are generally employees of the PROs who charge the Company for the costs associated with the respective employees. For the years ended December 31, 2022, 2021 and 2020, the Company incurred $29.3 million, $27.9 million and $25.9 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying consolidated statements of operations.

Due Diligence Costs
During the years ended December 31, 2022, 2021 and 2020, the Company incurred $0.4 million, $1.7 million and $0.5 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. For the years ended December 31, 2022, 2021 and 2020 these due diligence costs are capitalized as part of the basis of the acquired self storage properties.
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
Real Estate Leasehold Interests
The Company has eight properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 12 to 70 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying consolidated statements of operations and amounted to $1.6 million, $1.7 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Office Leases
The Company has entered into non-cancelable lease agreements for its corporate office space with remaining lease terms ranging from four to six years. Rent expense related to these office leases is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Solar Panel Leases
During year ended December 31, 2022, the Company entered into non-cancelable lease agreements for solar panels with remaining lease terms of 20 years. Rent expense related to these solar panel leases is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.1 million for the year ended December 31, 2022.
The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2022 are as follows:

December 31, 2022
Weighted-average remaining lease term
Real estate leasehold interests	26 years
Office leases	5 years
Solar Panels	20 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.9%
Office leases	3.8%
Solar Panels	4.3%

As of December 31, 2022, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Solar Panels	Total
2023	$1,464	$430	$150	$2,044
2024	1,470	450	150	2,070
2025	1,521	456	154	2,131
2026	1,549	429	165	2,143
2027	1,567	97	165	1,829
2028 through 2092	32,091	97	3,177	35,365
Total lease payments	$39,662	$1,959	$3,961	$45,582
Less imputed interest	(18,259)	(189)	(1,393)	(19,841)
Total	$21,403	$1,770	$2,568	$25,741
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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Interest Rate Swaps Designated as Cash Flow Hedges
Fair value at December 31, 2020	$(77,918)
Cash flow hedge ineffectiveness included in accumulated other comprehensive income	25
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	20,578
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	23,558
Fair value at December 31, 2021	$(33,757)

Fair value at December 31, 2021	$(33,757)
Cash flow hedge ineffectiveness included in accumulated other comprehensive income	7
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	2,315
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	82,418
Fair value at December 31, 2022	$50,983
As of December 31, 2022 and 2021, the Company had outstanding interest rate swaps designated as cash flow hedges with aggregate notional amounts of $1,410.0 million and $1,125.0 million, respectively. As of December 31, 2022, the Company's swaps had a weighted average remaining term of 3.0 years. The fair value of these swaps are presented within other assets and accounts payable and accrued liabilities in the accompanying balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at December 31, 2022 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $31.8 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates remain above the 2.27% weighted average fixed rate under these interest rate swaps the Company will continue to benefit from net cash payments due to it from its counterparty to the interest rate swaps.
There were no transfers between levels during the years ended December 31, 2022 and 2021. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include LIBOR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2022 and 2021, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities reflected in the balance sheets at December 31, 2022 and 2021, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at December 31, 2022 and 2021 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.

The fair values of fixed rate private placement notes and mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy). The combined principal balance of the Company’s fixed rate private placement notes was approximately $1.23 billion as of December 31, 2022, with a fair value of approximately $1.0 billion. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 6.01%, compared to the weighted average contractual interest rate of 3.40%. The combined principal balance of the Company’s fixed rate private placement notes was approximately $905.0 million as of December 31, 2021, with a fair value of approximately $931.1 millions. The combined principal balance of the Company's fixed rate mortgages payable was approximately $299.6 million as of December 31, 2022 with a fair value of approximately $282.8 million. In determining the fair value, the Company estimated a weighted average market interest rate of approximately 6.21%, compared to the weighted average contractual interest rate of 4.10%. The combined principal balance of the Company's fixed rate mortgages was approximately $303.9 million as of December 31, 2021 with a fair value of approximately $319.9 million. In determining the fair value as of December 31, 2021, the Company estimated a weighted average market interest rate of approximately 2.55%, compared to the weighted average contractual interest rate of 4.12%.

15. SUBSEQUENT EVENTS
Move It Retirement
As discussed in Note 1, one of the Company's PROs, Move It, retired effective January 1, 2023. As a result of the retirement event, management of our properties in the Move It managed portfolio was transferred to the Company and the Move It brand name and related intellectual property was internalized by the Company, and the Company discontinued payment of any supervisory and administrative fees or reimbursements to Move It. As part of the internalization, a majority of Move It's employees were offered and provided employment by the Company and will continue managing Move It's portfolio of properties as members of the Company's existing property management platform.
Under the terms of the Company's facilities portfolio management agreement with Move It, in connection with a retirement event leading to the transfer of management of our properties to us and related intellectual property, Move It was entitled to receive cash totaling $4.5 million. The Company allocated the purchase price to intangible assets acquired, consisting of a management contract and the Move It trade name. The intangible assets related to the internalization will be included in other assets, net in the Company's condensed consolidated balance sheets.
Additionally, in connection with the retirement of Move It, effective as of January 1, 2023, 926,623 subordinated performance units related to Move It's managed portfolio were converted into 2,545,063 OP units, with each subordinated performance unit being converted into the number of OP units determined by dividing the average cash available for distribution, or CAD, per unit on the series MI subordinated performance units over the two-year period prior to conversion by 110% of the CAD per unit on the OP units determined over the same period. CAD per unit on the series MI subordinated performance units and OP units was determined by the Company based upon the application of the provisions of the operating partnership agreement applicable to the distributions of operating cash flow and capital transactions proceeds.
On January 1, 2023, the Company, as acquiror, and Move It entered into a Contribution and Purchase Agreement (the "Contribution Agreement") whereby the Company acquired an ownership interest (approximately 0.5%) in SBOA TI Reinsurance Ltd. (the "Reinsurance Company"), a Cayman Islands exempted company. The Reinsurance Company provides reinsurance for a self storage tenant insurance program issued by a licensed insurance company, whereby tenants of the Company's self storage facilities and tenants of other operators participating in the program can purchase insurance to cover damage or destruction to their personal property while stored at such facilities. The Company is entitled to receive its share of distributions of any profits generated by the Reinsurance Company, depending on actual losses incurred by the program. As part of the transaction, the Company also acquired the rights to the access fees associated with the tenant insurance-related arrangements from Move It.
The consideration paid for the interest in the Reinsurance Company and the rights to access fees associated with the tenant insurance-related arrangements was $12.2 million of cash. The Contribution Agreement contains customary representations, warranties, covenants and agreements of the Company and the sellers.

Credit Facility Recast
On January 3, 2023, the Company's operating partnership, as borrower, certain of its subsidiaries, as subsidiary guarantors, and the Company entered into a third amended and restated credit agreement with a syndicated group of lenders which expands the total borrowing capacity of its credit facility by $405.0 million to $1.955 billion with an expansion feature to expand the total borrowing capacity to $2.5 billion. The maturity date of the revolving line of credit is now January 2027, while the total borrowing capacity was increased to $950 million from $650 million. In connection with the credit facility recast, the $125 million Term Loan A due January 2023 was eliminated by the Company, Term Loan B increased from $250 million to $275 million, Term Loan C increased from $225 million to $325 million, Term Loan D increased from $175 million to $275 million, Term Loan E increased from $125 million to $130 million, and the Company eliminated the $175 million term loan facility due in June 2023. In connection with the credit facility recast, effective January 3, 2023, all of our LIBOR-based interest rate swaps were converted into SOFR-based interest rate swaps. Additionally, on November 14, 2022, we entered into a swap agreement that became effective February 1, 2023 to fix $125.0 million of variable rate debt outstanding under Term Loan E at 4.86% through the maturity date.
Personal Mini Portfolio
On February 24, 2023, the Company entered into an agreement with affiliates of Personal Mini, one of the Company's PROs, to acquire a portfolio of 15 properties located in Florida for approximately $145.0 million, subject to receipt of approval from the selling entity's shareholders and other customary closing conditions. The Company expects to complete the acquisition in the first quarter of 2023.
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
During the year ended December 31, 2022, the Company received notices requesting the conversion of (i) 397,000 subordinated performance units and (ii) 203,637 DownREIT subordinated performance units. Effective January 1, 2023, the Company issued (i) 481,811 OP units and (ii) 195,573 DownREIT OP Units, respectively, in satisfaction of such voluntary conversion requests.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2022
(dollars in thousands)

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Auburn-Opelika	AL	904	4,736	921	904	5,657	6,561	244	9/30/2021
Auburn-Opelika	AL	707	6,992	31	707	7,023	7,730	313	9/30/2021
Birmingham-Hoover	AL	1,539	8,443	35	1,539	8,478	10,017	433	9/30/2021
Birmingham-Hoover	AL	1,161	5,913	17	1,161	5,930	7,091	387	9/30/2021
Dothan	AL	425	6,452	147	425	6,599	7,024	296	8/30/2021
Dothan	AL	995	5,689	295	995	5,984	6,979	325	10/29/2021
Huntsville	AL	608	2,084	47	608	2,131	2,739	151	9/24/2021
Huntsville	AL	1,229	8,329	40	1,229	8,369	9,598	382	12/14/2021
Mobile	AL	991	4,874	874	991	5,748	6,739	2,230	4/12/2016
Mobile	AL	589	2,233	114	589	2,347	2,936	169	12/2/2021
Montgomery	AL	1,295	12,978	193	1,295	13,171	14,466	631	9/30/2021
Tuscaloosa	AL	2,181	17,691	85	2,181	17,776	19,957	641	11/10/2021
Tuscaloosa	AL	2,161	7,735	38	2,161	7,773	9,934	339	12/23/2021
Tuscaloosa	AL	821	4,252	8	821	4,260	5,081	185	12/23/2021
Tuscaloosa	AL	1,263	4,493	3,529	2,121	7,164	9,285	301	1/25/2022
Fayetteville	AR	727	8,477	21	727	8,498	9,225	208	6/7/2022
Hot Springs	AR	1,268	9,480	30	1,268	9,510	10,778	530	10/22/2021
Hot Springs	AR	918	4,475	17	918	4,492	5,410	318	10/22/2021
Little Rock-North Little Rock-Conway	AR	879	6,504	15	879	6,519	7,398	92	9/1/2022
Pine Bluff	AR	510	2,785	13	510	2,798	3,308	163	9/30/2021
Lake Havasu City-Kingman	AZ	671	1,572	394	671	1,966	2,637	828	4/1/2014
Lake Havasu City-Kingman	AZ	722	2,546	151	722	2,697	3,419	1,293	7/1/2014
Lake Havasu City-Kingman	AZ	711	5,438	247	711	5,685	6,396	524	10/29/2020
Phoenix-Mesa-Scottsdale	AZ	1,089	6,607	126	1,089	6,733	7,822	2,433	6/30/2014
Phoenix-Mesa-Scottsdale	AZ	3,813	7,831	421	3,813	8,252	12,065	2,245	9/30/2014
Phoenix-Mesa-Scottsdale	AZ	1,375	2,613	509	1,375	3,122	4,497	1,391	9/30/2014
Phoenix-Mesa-Scottsdale	AZ	1,653	7,531	73	1,653	7,604	9,257	1,904	10/1/2014
Phoenix-Mesa-Scottsdale	AZ	1,661	3,311	120	1,661	3,431	5,092	1,066	10/1/2014
Phoenix-Mesa-Scottsdale	AZ	1,050	5,359	164	1,050	5,523	6,573	1,141	1/1/2015
Phoenix-Mesa-Scottsdale	AZ	1,198	1,921	63	1,198	1,984	3,182	720	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	1,324	3,626	119	1,324	3,745	5,069	1,116	5/1/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Phoenix-Mesa-Scottsdale	AZ	3,816	4,348	65	3,816	4,413	8,229	1,241	5/1/2015
Phoenix-Mesa-Scottsdale	AZ	5,576	6,746	373	5,576	7,119	12,695	2,508	5/19/2016
Phoenix-Mesa-Scottsdale	AZ	1,506	2,881	4,388	1,609	7,166	8,775	894	7/29/2016
Phoenix-Mesa-Scottsdale	AZ	2,120	5,442	35	2,120	5,477	7,597	1,096	2/13/2017
Phoenix-Mesa-Scottsdale	AZ	1,809	4,787	82	1,809	4,869	6,678	1,014	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	840	5,274	42	840	5,316	6,156	1,076	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	2,111	7,963	45	2,111	8,008	10,119	1,492	1/4/2018
Phoenix-Mesa-Scottsdale	AZ	748	4,027	221	748	4,248	4,996	954	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	676	4,098	120	676	4,218	4,894	827	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,011	3,453	88	1,011	3,541	4,552	674	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,125	3,554	105	1,125	3,659	4,784	825	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	949	7,351	190	949	7,541	8,490	1,230	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,419	5,504	135	1,419	5,639	7,058	1,083	1/11/2018
Phoenix-Mesa-Scottsdale	AZ	1,117	5,918	257	1,117	6,175	7,292	1,024	2/1/2018
Phoenix-Mesa-Scottsdale	AZ	1,231	5,107	68	1,231	5,175	6,406	781	1/1/2019
Phoenix-Mesa-Scottsdale	AZ	806	4,041	234	806	4,275	5,081	562	6/19/2019
Phoenix-Mesa-Scottsdale	AZ	534	8,335	27	534	8,362	8,896	449	3/31/2021
Tucson	AZ	421	3,855	211	421	4,066	4,487	1,062	8/29/2013
Tucson	AZ	716	1,365	43	716	1,408	2,124	630	8/29/2013
Tucson	AZ	358	2,047	571	358	2,618	2,976	755	1/4/2018
Tucson	AZ	439	2,501	1,387	439	3,888	4,327	561	1/4/2018
Tucson	AZ	606	2,580	432	606	3,012	3,618	746	1/4/2018
Bakersfield	CA	750	5,802	137	750	5,939	6,689	1,575	8/1/2016
Bakersfield	CA	1,306	3,440	163	1,306	3,603	4,909	1,358	8/1/2016
Bakersfield	CA	1,882	3,858	123	1,882	3,981	5,863	1,237	8/1/2016
Bakersfield	CA	1,355	4,678	435	1,355	5,113	6,468	1,479	8/1/2016
Bakersfield	CA	1,579	3,357	195	1,579	3,552	5,131	1,130	8/1/2016
Bakersfield	CA	1,016	3,638	169	1,016	3,807	4,823	963	8/1/2016
Bakersfield	CA	1,409	3,907	63	1,228	4,151	5,379	1,130	8/1/2016
Bakersfield	CA	511	2,804	231	511	3,035	3,546	929	8/1/2016
Fresno	CA	840	7,502	(418)	840	7,084	7,924	2,564	8/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Los Angeles-Long Beach-Anaheim	CA	6,641	8,239	130	6,641	8,369	15,010	2,213	4/1/2014
Los Angeles-Long Beach-Anaheim	CA	1,122	1,881	545	1,122	2,426	3,548	728	6/30/2014
Los Angeles-Long Beach-Anaheim	CA	1,350	11,266	180	1,350	11,446	12,796	2,530	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	763	6,258	322	763	6,580	7,343	1,513	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	1,530	5,799	357	1,530	6,156	7,686	1,197	8/1/2016
Los Angeles-Long Beach-Anaheim	CA	2,345	6,820	717	2,345	7,537	9,882	1,508	8/1/2016
Los Angeles-Long Beach-Anaheim(3)	CA	14,109	23,112	543	14,109	23,655	37,764	7,715	9/17/2014
Los Angeles-Long Beach-Anaheim(3)	CA	7,186	12,771	313	7,186	13,084	20,270	4,116	9/17/2014
Los Angeles-Long Beach-Anaheim(3)	CA	2,366	4,892	162	2,366	5,054	7,420	1,698	9/17/2014
Los Angeles-Long Beach-Anaheim(3)	CA	2,871	3,703	194	2,871	3,897	6,768	1,108	10/7/2014
Los Angeles-Long Beach-Anaheim(3)	CA	5,448	10,015	527	5,448	10,542	15,990	3,582	10/7/2014
Los Angeles-Long Beach-Anaheim(3)(4)	CA	—	7,106	126	—	7,232	7,232	2,202	9/17/2014
Los Angeles-Long Beach-Anaheim(3)(4)	CA	—	13,150	163	—	13,313	13,313	3,513	1/1/2015
Los Angeles-Long Beach-Anaheim(4)	CA	—	10,084	185	—	10,269	10,269	1,601	10/3/2017
Modesto	CA	1,526	12,032	74	1,526	12,106	13,632	2,970	11/10/2016
Modesto	CA	773	5,655	19	773	5,674	6,447	1,165	11/10/2016
Nonmetropolitan Area	CA	425	7,249	25	425	7,274	7,699	1,614	11/10/2016
Oxnard-Thousand Oaks-Ventura	CA	888	4,894	106	888	5,000	5,888	388	2/3/2021
Riverside-San Bernardino-Ontario	CA	1,342	4,446	2,815	1,829	6,774	8,603	2,395	4/1/2013
Riverside-San Bernardino-Ontario	CA	1,672	2,564	148	1,672	2,712	4,384	952	4/1/2014
Riverside-San Bernardino-Ontario	CA	978	1,854	325	978	2,179	3,157	1,120	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,068	2,609	260	1,068	2,869	3,937	1,168	5/30/2014
Riverside-San Bernardino-Ontario	CA	1,202	2,032	125	1,202	2,157	3,359	799	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,803	2,758	386	1,803	3,144	4,947	1,451	6/30/2014
Riverside-San Bernardino-Ontario	CA	1,337	4,489	94	1,337	4,583	5,920	1,486	6/30/2014
Riverside-San Bernardino-Ontario	CA	846	2,508	145	846	2,653	3,499	1,262	7/1/2014
Riverside-San Bernardino-Ontario	CA	3,974	6,962	187	3,974	7,149	11,123	2,876	10/1/2014
Riverside-San Bernardino-Ontario	CA	2,018	3,478	839	2,018	4,317	6,335	2,314	10/1/2014
Riverside-San Bernardino-Ontario	CA	1,842	3,420	94	1,842	3,514	5,356	966	1/1/2015
Riverside-San Bernardino-Ontario	CA	1,981	3,323	130	1,981	3,453	5,434	1,167	1/1/2015
Riverside-San Bernardino-Ontario	CA	3,245	4,420	1,481	3,245	5,901	9,146	2,525	5/16/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Riverside-San Bernardino-Ontario	CA	670	8,613	539	670	9,152	9,822	2,057	8/1/2016
Riverside-San Bernardino-Ontario	CA	538	3,921	447	538	4,368	4,906	1,069	8/1/2016
Riverside-San Bernardino-Ontario	CA	382	3,442	427	382	3,869	4,251	945	8/1/2016
Riverside-San Bernardino-Ontario	CA	806	3,852	583	806	4,435	5,241	1,097	8/1/2016
Riverside-San Bernardino-Ontario	CA	570	4,238	409	570	4,647	5,217	1,071	8/1/2016
Riverside-San Bernardino-Ontario	CA	345	3,270	226	345	3,496	3,841	887	8/1/2016
Riverside-San Bernardino-Ontario	CA	252	4,419	692	252	5,111	5,363	1,228	9/1/2016
Riverside-San Bernardino-Ontario	CA	2,691	3,950	223	2,691	4,173	6,864	940	9/1/2016
Riverside-San Bernardino-Ontario	CA	302	4,169	149	302	4,318	4,620	1,066	5/8/2017
Riverside-San Bernardino-Ontario	CA	896	6,397	4,151	1,211	10,233	11,444	2,108	5/31/2017
Riverside-San Bernardino-Ontario	CA	1,644	2,588	71	1,644	2,659	4,303	653	5/17/2018
Riverside-San Bernardino-Ontario	CA	1,982	14,141	311	1,982	14,452	16,434	624	12/29/2021
Riverside-San Bernardino-Ontario(3)	CA	552	3,010	143	552	3,153	3,705	1,200	5/16/2008
Riverside-San Bernardino-Ontario(3)	CA	1,026	4,552	354	1,026	4,906	5,932	1,512	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	1,878	5,104	161	1,878	5,265	7,143	1,503	9/17/2014
Riverside-San Bernardino-Ontario(3)	CA	3,418	9,907	203	3,418	10,110	13,528	2,643	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,913	6,072	99	1,913	6,171	8,084	1,895	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	772	4,044	116	772	4,160	4,932	1,530	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	597	5,464	100	597	5,564	6,161	1,493	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	3,022	8,124	(444)	2,442	8,260	10,702	2,515	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,897	5,725	280	2,467	6,435	8,902	2,532	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,835	5,589	210	2,165	6,469	8,634	2,336	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	2,484	5,903	104	2,484	6,007	8,491	1,458	8/5/2015
Riverside-San Bernardino-Ontario(3)	CA	1,139	5,054	39	1,139	5,093	6,232	1,513	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,401	4,577	30	1,401	4,607	6,008	1,062	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	925	3,459	60	925	3,519	4,444	1,084	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,174	2,556	114	1,174	2,670	3,844	972	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,506	2,913	47	1,506	2,960	4,466	852	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	631	2,307	109	631	2,416	3,047	933	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,318	2,394	86	1,318	2,480	3,798	920	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,942	2,647	56	1,942	2,703	4,645	1,173	10/1/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Riverside-San Bernardino-Ontario(3)	CA	1,339	2,830	71	1,339	2,901	4,240	981	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,105	2,672	104	1,105	2,776	3,881	1,115	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,542	2,127	48	1,542	2,175	3,717	877	10/1/2015
Riverside-San Bernardino-Ontario(3)	CA	1,478	4,534	58	1,478	4,592	6,070	1,094	10/1/2015
Sacramento-Roseville-Arden-Arcade	CA	1,195	8,407	38	1,195	8,445	9,640	1,690	11/10/2016
Sacramento-Roseville-Arden-Arcade	CA	1,652	9,510	256	1,652	9,766	11,418	1,896	9/26/2018
San Diego-Carlsbad	CA	3,544	4,915	393	3,544	5,308	8,852	1,671	10/1/2014
San Diego-Carlsbad	CA	4,318	19,775	1,274	4,323	21,044	25,367	4,074	8/1/2016
San Diego-Carlsbad(3)	CA	3,703	5,582	150	3,703	5,732	9,435	1,677	9/17/2014
San Diego-Carlsbad(4)	CA	—	5,568	273	—	5,841	5,841	1,345	1/1/2015
San Diego-Carlsbad(4)	CA	—	4,041	83	—	4,124	4,124	1,708	1/31/2015
San Jose-Sunnyvale-Santa Clara	CA	426	3,681	74	426	3,755	4,181	245	3/23/2021
Stockton-Lodi	CA	559	5,514	19	559	5,533	6,092	1,147	11/10/2016
Stockton-Lodi	CA	1,710	8,995	61	1,710	9,056	10,766	2,147	11/10/2016
Stockton-Lodi	CA	1,637	11,901	63	1,637	11,964	13,601	2,047	7/31/2017
Colorado Springs	CO	455	1,351	51	455	1,402	1,857	563	8/29/2007
Colorado Springs	CO	588	2,162	1,155	588	3,317	3,905	1,257	3/26/2008
Colorado Springs	CO	632	3,118	420	632	3,538	4,170	1,465	3/26/2008
Colorado Springs	CO	414	1,535	431	414	1,966	2,380	806	5/1/2008
Colorado Springs	CO	766	5,901	690	766	6,591	7,357	1,483	10/19/2017
Colorado Springs	CO	1,499	6,088	31	1,499	6,119	7,618	553	3/27/2020
Colorado Springs	CO	1,724	6,432	30	1,724	6,462	8,186	757	5/20/2020
Colorado Springs	CO	236	661	10	236	671	907	70	9/8/2020
Colorado Springs	CO	1,220	2,374	27	1,220	2,401	3,621	291	9/8/2020
Colorado Springs	CO	1,041	2,961	14	1,041	2,975	4,016	241	12/17/2020
Colorado Springs	CO	1,659	6,521	310	1,659	6,831	8,490	448	3/2/2021
Colorado Springs	CO	907	7,953	54	907	8,007	8,914	422	3/30/2021
Colorado Springs	CO	549	3,827	18	549	3,845	4,394	85	6/13/2022
Colorado Springs(3)	CO	300	1,801	136	300	1,937	2,237	683	6/1/2009
Denver-Aurora-Lakewood	CO	868	128	2,324	868	2,452	3,320	779	6/22/2009
Denver-Aurora-Lakewood	CO	938	8,449	52	938	8,501	9,439	1,523	11/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Denver-Aurora-Lakewood	CO	758	4,350	34	757	4,385	5,142	243	8/30/2021
Denver-Boulder-Greeley	CO	1,877	13,319	36	1,877	13,355	15,232	495	11/30/2021
Fort Collins	CO	3,213	3,087	247	3,213	3,334	6,547	1,354	8/29/2007
Fort Collins	CO	2,514	1,786	180	2,514	1,966	4,480	760	8/29/2007
Pueblo	CO	156	2,797	21	156	2,818	2,974	670	2/17/2016
Pueblo	CO	1,073	8,356	—	1,073	8,356	9,429	251	4/14/2022
New Haven-Milford	CT	809	4,527	11	809	4,538	5,347	288	10/5/2021
New Haven-Milford	CT	854	5,586	166	854	5,752	6,606	210	2/23/2022
Norwich-New London	CT	852	6,006	163	852	6,169	7,021	413	12/2/2020
Cape Coral-Fort Myers(3)	FL	4,122	8,453	198	4,122	8,651	12,773	2,081	4/1/2016
Cape Coral-Fort Myers, FL Metro	FL	1,876	12,329	13	1,876	12,342	14,218	501	11/15/2021
Crestview-Fort Walton Beach-Destin	FL	2,001	12,948	32	2,001	12,980	14,981	1,436	6/21/2019
Crestview-Fort Walton Beach-Destin	FL	1,285	5,292	511	1,285	5,803	7,088	702	12/17/2019
Crestview-Fort Walton Beach-Destin	FL	813	3,509	136	813	3,645	4,458	422	12/17/2019
Crestview-Fort Walton Beach-Destin	FL	407	14,655	231	407	14,886	15,293	1,313	1/14/2020
Crestview-Fort Walton Beach-Destin	FL	1,179	8,405	446	1,179	8,851	10,030	1,007	1/16/2020
Crestview-Fort Walton Beach-Destin	FL	1,270	10,518	74	1,270	10,592	11,862	531	6/30/2021
Crestview-Fort Walton Beach-Destin	FL	1,204	5,986	91	1,204	6,077	7,281	322	11/17/2021
Crestview-Fort Walton Beach-Destin	FL	731	5,702	119	731	5,821	6,552	166	3/22/2022
Deltona-Daytona Beach-Ormond Beach	FL	1,778	8,489	68	1,778	8,557	10,335	851	6/8/2020
Deltona-Daytona Beach-Ormond Beach	FL	1,378	9,685	21	1,378	9,706	11,084	232	7/14/2022
Gainesville	FL	1,072	4,698	3,340	1,612	7,498	9,110	1,091	1/10/2018
Gainesville	FL	264	2,369	116	264	2,485	2,749	469	12/18/2018
Gainesville	FL	457	2,120	593	457	2,713	3,170	451	12/19/2019
Jacksonville	FL	2,087	19,473	258	2,087	19,731	21,818	3,603	11/10/2016
Jacksonville	FL	1,629	4,929	375	1,629	5,304	6,933	1,370	11/10/2016
Jacksonville	FL	527	2,434	944	527	3,378	3,905	1,215	12/20/2017
Lakeland-Winter Haven(3)	FL	972	2,159	189	972	2,348	3,320	738	5/4/2015
Lakeland-Winter Haven, FL Metro	FL	4,080	9,402	72	4,080	9,474	13,554	584	6/18/2021
Naples-Immokalee-Marco Island(3)	FL	3,849	16,688	785	3,849	17,473	21,322	3,485	4/1/2016
North Port-Sarasota-Bradenton	FL	1,015	3,031	79	1,015	3,110	4,125	699	4/1/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

North Port-Sarasota-Bradenton	FL	1,176	3,421	15	1,176	3,436	4,612	805	4/1/2016
North Port-Sarasota-Bradenton	FL	2,143	5,005	5,073	3,263	8,958	12,221	2,866	10/11/2016
North Port-Sarasota-Bradenton	FL	1,985	4,299	905	1,985	5,204	7,189	1,221	1/31/2017
North Port-Sarasota-Bradenton	FL	1,336	4,085	28	1,336	4,113	5,449	751	4/6/2017
North Port-Sarasota-Bradenton	FL	2,352	5,515	14	2,352	5,529	7,881	285	11/8/2021
North Port-Sarasota-Bradenton	FL	2,658	11,979	—	2,658	11,979	14,637	98	10/7/2022
North Port-Sarasota-Bradenton(3)	FL	2,211	5,682	112	2,211	5,794	8,005	1,358	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,839	8,377	90	1,839	8,467	10,306	1,699	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,924	4,514	378	1,924	4,892	6,816	1,324	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,507	7,766	111	2,507	7,877	10,384	1,730	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	2,488	7,282	229	2,488	7,511	9,999	1,669	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,767	5,955	94	1,767	6,049	7,816	1,526	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	1,685	5,439	150	1,685	5,589	7,274	1,353	4/1/2016
North Port-Sarasota-Bradenton(3)	FL	437	5,128	165	439	5,291	5,730	1,278	4/1/2016
Orlando-Kissimmee-Sanford	FL	2,426	9,314	245	2,426	9,559	11,985	2,031	11/10/2016
Orlando-Kissimmee-Sanford	FL	2,166	4,672	123	2,166	4,795	6,961	1,152	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,583	8,752	220	4,583	8,972	13,555	2,378	11/10/2016
Orlando-Kissimmee-Sanford	FL	4,181	4,268	287	4,181	4,555	8,736	1,113	6/30/2017
Palm Bay-Melbourne-Titusville	FL	789	4,969	71	789	5,040	5,829	360	2/1/2021
Panama City	FL	2,332	6,847	1,372	2,332	8,219	10,551	893	6/21/2019
Panama City	FL	810	3,105	53	810	3,158	3,968	369	8/22/2019
Panama City	FL	2,588	14,784	27	2,588	14,811	17,399	297	7/14/2022
Pensacola-Ferry Pass-Brent	FL	1,025	8,157	266	1,025	8,423	9,448	1,463	10/3/2017
Pensacola-Ferry Pass-Brent	FL	841	5,075	315	841	5,390	6,231	1,127	2/20/2018
Pensacola-Ferry Pass-Brent	FL	644	4,785	316	644	5,101	5,745	867	12/12/2018
Pensacola-Ferry Pass-Brent	FL	1,182	5,008	70	1,182	5,078	6,260	652	6/21/2019
Pensacola-Ferry Pass-Brent	FL	1,075	9,079	26	1,075	9,105	10,180	545	9/30/2021
Pensacola-Ferry Pass-Brent	FL	1,806	18,334	15	1,806	18,349	20,155	384	5/20/2022
Punta Gorda	FL	1,748	9,259	37	1,748	9,296	11,044	127	8/30/2022
Punta Gorda(3)	FL	1,157	2,079	839	1,157	2,918	4,075	669	4/27/2017
Tampa-St. Petersburg-Clearwater	FL	3,581	2,612	1,617	3,581	4,229	7,810	980	5/1/2017

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Tampa-St. Petersburg-Clearwater	FL	4,708	13,984	260	4,708	14,244	18,952	2,588	5/24/2017
Tampa-St. Petersburg-Clearwater	FL	2,063	5,351	221	2,063	5,572	7,635	812	8/28/2018
Tampa-St. Petersburg-Clearwater	FL	1,248	2,937	16	1,248	2,953	4,201	325	12/18/2019
Tampa-St. Petersburg-Clearwater	FL	2,653	15,771	14	2,653	15,785	18,438	683	10/22/2021
Tampa-St. Petersburg-Clearwater	FL	2,970	15,834	29	2,970	15,863	18,833	225	8/30/2022
Tampa-St. Petersburg-Clearwater(3)	FL	361	1,238	120	361	1,358	1,719	579	5/4/2015
Tampa-St. Petersburg-Clearwater(3)	FL	5,436	10,092	96	5,436	10,188	15,624	2,457	4/1/2016
Crestview-Fort Walton Beach-Destin	FL	684	12,857	59	684	12,916	13,600	1,361	1/1/2019
North Port-Sarasota-Bradenton	FL	2,105	8,217	1,088	2,105	9,305	11,410	1,339	1/1/2019
Palm Bay-Melbourne-Titusville	FL	1,125	4,362	85	1,125	4,447	5,572	600	1/1/2019
The Villages	FL	897	6,132	91	897	6,223	7,120	1,224	1/1/2019
Albany, GA	GA	785	3,917	148	785	4,065	4,850	324	12/18/2020
Athens-Clarke County	GA	1,509	9,836	12	1,509	9,848	11,357	143	8/30/2022
Atlanta-Sandy Springs-Roswell	GA	515	687	170	515	857	1,372	362	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	272	1,357	553	272	1,910	2,182	754	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	702	1,999	583	702	2,582	3,284	1,142	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	1,413	1,590	246	1,413	1,836	3,249	780	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	341	562	163	341	725	1,066	341	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	553	847	215	553	1,062	1,615	486	8/29/2007
Atlanta-Sandy Springs-Roswell	GA	85	445	325	85	770	855	390	9/28/2007
Atlanta-Sandy Springs-Roswell	GA	1,595	2,143	2,079	1,595	4,222	5,817	1,102	7/29/2015
Atlanta-Sandy Springs-Roswell	GA	1,614	2,476	1,766	1,614	4,242	5,856	953	7/29/2015
Atlanta-Sandy Springs-Roswell	GA	430	3,470	83	430	3,553	3,983	968	3/29/2016
Atlanta-Sandy Springs-Roswell	GA	972	2,342	97	972	2,439	3,411	625	8/17/2016
Atlanta-Sandy Springs-Roswell	GA	666	5,961	670	666	6,631	7,297	1,430	7/17/2017
Atlanta-Sandy Springs-Roswell	GA	1,028	7,041	113	1,028	7,154	8,182	1,800	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	748	3,382	137	748	3,519	4,267	790	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	703	4,014	136	703	4,150	4,853	920	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,873	9,109	142	1,873	9,251	11,124	1,873	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	547	4,073	94	547	4,167	4,714	890	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,499	5,279	124	1,499	5,403	6,902	1,170	10/19/2017

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Atlanta-Sandy Springs-Roswell	GA	763	5,135	151	763	5,286	6,049	950	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	795	2,941	(4)	599	3,133	3,732	668	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	1,356	7,516	103	1,356	7,619	8,975	1,562	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	912	5,074	126	912	5,200	6,112	967	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	570	3,477	191	570	3,668	4,238	827	10/19/2017
Atlanta-Sandy Springs-Roswell	GA	919	3,899	123	919	4,022	4,941	750	5/21/2018
Atlanta-Sandy Springs-Roswell	GA	520	3,708	53	520	3,761	4,281	580	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	765	2,872	81	765	2,953	3,718	476	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	686	3,821	90	686	3,911	4,597	515	1/4/2019
Atlanta-Sandy Springs-Roswell	GA	527	10,404	87	527	10,491	11,018	1,027	7/24/2019
Atlanta-Sandy Springs-Roswell	GA	973	6,243	77	973	6,320	7,293	441	4/13/2021
Atlanta-Sandy Springs-Roswell	GA	2,469	13,028	28	2,469	13,056	15,525	732	8/19/2021
Atlanta-Sandy Springs-Roswell	GA	1,367	7,607	26	1,367	7,633	9,000	361	10/21/2021
Atlanta-Sandy Springs-Roswell	GA	1,545	10,485	33	1,545	10,518	12,063	479	10/21/2021
Atlanta-Sandy Springs-Roswell	GA	2,493	8,925	69	2,493	8,994	11,487	281	3/16/2022
Atlanta-Sandy Springs-Roswell	GA	908	7,809	4	908	7,813	8,721	161	5/26/2022
Atlanta-Sandy Springs-Roswell	GA	2,768	23,466	20	2,768	23,486	26,254	352	8/30/2022
Atlanta-Sandy Springs-Roswell	GA	1,071	12,797	17	1,071	12,814	13,885	160	8/30/2022
Atlanta-Sandy Springs-Roswell	GA	3,322	18,147	14	3,322	18,161	21,483	281	8/30/2022
Atlanta-Sandy Springs-Roswell	GA	3,644	18,187	9	3,644	18,196	21,840	316	8/30/2022
Atlanta-Sandy Springs-Roswell	GA	1,655	11,743	14	1,655	11,757	13,412	158	8/30/2022
Atlanta-Sandy Springs-Roswell(3)	GA	494	2,215	336	494	2,551	3,045	1,006	9/28/2007
Augusta-Richmond County	GA	84	539	238	84	777	861	355	8/29/2007
Augusta-Richmond County	GA	205	686	231	205	917	1,122	400	8/29/2007
Augusta-Richmond County	GA	1,424	10,439	189	1,424	10,628	12,052	1,426	2/5/2019
Augusta-Richmond County	GA	875	6,231	138	875	6,369	7,244	844	5/28/2019
Augusta-Richmond County	GA	1,277	7,494	159	1,277	7,653	8,930	1,110	5/28/2019
Augusta-Richmond County	GA	1,848	8,897	121	1,848	9,018	10,866	681	2/9/2021
Augusta-Richmond County	GA	833	3,208	85	833	3,293	4,126	282	2/9/2021
Augusta-Richmond County	GA	774	3,130	25	774	3,155	3,929	220	2/19/2021
Augusta-Richmond County	GA	848	4,714	76	848	4,790	5,638	348	4/22/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Augusta-Richmond County	GA	735	5,895	27	735	5,922	6,657	287	9/30/2021
Augusta-Richmond County	GA	642	4,004	13	642	4,017	4,659	207	9/30/2021
Augusta-Richmond County	GA	862	6,613	—	862	6,613	7,475	293	11/30/2021
Columbus(3)	GA	169	342	201	169	543	712	213	5/1/2009
Macon	GA	180	840	70	180	910	1,090	372	9/28/2007
Macon	GA	595	4,432	60	595	4,492	5,087	226	9/30/2021
Macon	GA	1,347	7,440	101	1,347	7,541	8,888	715	9/30/2021
Nonmetropolitan Area	GA	599	3,714	97	599	3,811	4,410	501	8/30/2019
Nonmetropolitan Area	GA	533	3,063	31	533	3,094	3,627	54	8/11/2022
Savannah	GA	1,741	1,160	493	1,741	1,653	3,394	603	8/29/2007
Savannah	GA	409	1,335	78	409	1,413	1,822	698	1/31/2014
Savannah	GA	811	1,181	234	811	1,415	2,226	736	6/25/2014
Savannah	GA	1,280	7,211	184	1,280	7,395	8,675	1,068	5/15/2019
Savannah	GA	642	3,135	53	642	3,188	3,830	383	1/7/2020
Savannah(3)	GA	597	762	196	597	958	1,555	413	9/28/2007
Valdosta	GA	1,321	3,320	59	1,321	3,379	4,700	492	1/1/2019
Valdosta	GA	1,443	5,059	76	1,443	5,135	6,578	295	3/31/2021
Warner Robins	GA	1,343	10,179	30	1,343	10,209	11,552	140	8/30/2022
Warner Robins	GA	1,440	10,478	13	1,440	10,491	11,931	145	8/30/2022
Atlanta-Sandy Springs-Roswell	GA	1,052	7,102	136	1,052	7,238	8,290	1,309	10/19/2017
Iowa City	IA	1,340	5,871	88	1,340	5,959	7,299	300	11/9/2021
Iowa City	IA	2,255	15,014	535	2,205	15,599	17,804	783	11/9/2021
Iowa City	IA	628	4,501	3,265	820	7,574	8,394	291	11/9/2021
Coeur d Alene	ID	868	5,011	38	868	5,049	5,917	412	12/23/2020
Coeur d Alene	ID	401	1,005	28	401	1,033	1,434	114	12/23/2020
Nonmetropolitan Area	ID	1,133	5,634	34	1,133	5,668	6,801	1,074	4/1/2019
Nonmetropolitan Area	ID	362	2,523	26	362	2,549	2,911	397	6/24/2019
Nonmetropolitan Area	ID	413	2,114	42	418	2,151	2,569	303	6/24/2019
Chicago-Naperville-Elgin	IL	1,535	6,041	21	1,535	6,062	7,597	462	2/8/2021
Chicago-Naperville-Elgin	IL	1,519	8,367	16	1,519	8,383	9,902	481	3/30/2021
Chicago-Naperville-Elgin	IL	2,151	10,359	37	2,151	10,396	12,547	822	4/16/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Chicago-Naperville-Elgin	IL	842	6,635	49	842	6,684	7,526	365	7/26/2021
Chicago-Naperville-Elgin	IL	1,037	9,682	45	1,037	9,727	10,764	507	10/12/2021
Chicago-Naperville-Elgin	IL	2,226	9,175	21	2,226	9,196	11,422	368	12/3/2021
St. Louis	IL	225	4,394	2,112	441	6,290	6,731	1,036	8/28/2017
St. Louis	IL	179	5,154	375	179	5,529	5,708	1,255	8/28/2017
St. Louis	IL	226	3,088	273	226	3,361	3,587	843	8/28/2017
St. Louis	IL	174	3,338	280	174	3,618	3,792	826	9/25/2017
Evansville	IN	1,855	4,819	20	1,855	4,839	6,694	396	9/30/2021
Evansville	IN	1,348	5,562	19	1,348	5,581	6,929	302	9/30/2021
Indianapolis-Carmel-Anderson	IN	688	3,845	71	688	3,916	4,604	1,191	2/16/2016
Indianapolis-Carmel-Anderson	IN	815	3,844	31	815	3,875	4,690	1,168	2/16/2016
Indianapolis-Carmel-Anderson	IN	855	7,273	49	855	7,322	8,177	1,784	2/16/2016
Indianapolis-Carmel-Anderson	IN	614	5,487	61	614	5,548	6,162	1,309	2/25/2016
Indianapolis-Carmel-Anderson	IN	626	4,049	86	626	4,135	4,761	1,107	2/25/2016
Indianapolis-Carmel-Anderson	IN	1,118	4,444	323	1,118	4,767	5,885	1,684	2/25/2016
Indianapolis-Carmel-Anderson	IN	619	2,140	26	619	2,166	2,785	769	11/10/2016
Indianapolis-Carmel-Anderson	IN	689	6,944	56	689	7,000	7,689	1,501	11/10/2016
Indianapolis-Carmel-Anderson	IN	609	3,172	58	609	3,230	3,839	956	11/10/2016
Indianapolis-Carmel-Anderson	IN	532	5,441	47	532	5,488	6,020	1,171	11/10/2016
Indianapolis-Carmel-Anderson	IN	433	5,817	35	433	5,852	6,285	1,189	11/10/2016
Indianapolis-Carmel-Anderson	IN	688	5,413	86	688	5,499	6,187	1,355	11/10/2016
Indianapolis-Carmel-Anderson	IN	575	5,168	87	575	5,255	5,830	1,224	11/10/2016
Indianapolis-Carmel-Anderson	IN	522	5,366	27	498	5,417	5,915	1,177	11/10/2016
Indianapolis-Carmel-Anderson	IN	528	2,877	40	528	2,917	3,445	753	10/19/2017
Indianapolis-Carmel-Anderson	IN	1,257	6,694	50	1,257	6,744	8,001	1,451	10/19/2017
Indianapolis-Carmel-Anderson	IN	954	3,752	48	954	3,800	4,754	335	8/9/2021
Louisville/Jefferson County	IN	462	3,696	17	462	3,713	4,175	223	9/2/2021
Louisville/Jefferson County	IN	2,045	5,035	14	1,525	5,569	7,094	376	12/17/2021
Kansas City	KS	816	5,432	180	816	5,612	6,428	1,258	10/19/2017
Kansas City	KS	975	6,967	260	975	7,227	8,202	1,720	10/19/2017
Kansas City	KS	719	5,143	192	719	5,335	6,054	1,093	10/19/2017

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Kansas City	KS	640	3,367	234	640	3,601	4,241	724	5/31/2018
Kansas City	KS	533	3,138	177	533	3,315	3,848	625	5/31/2018
Kansas City	KS	499	4,041	191	499	4,232	4,731	827	5/31/2018
Kansas City	KS	724	4,245	235	724	4,480	5,204	790	5/31/2018
Kansas City	KS	1,244	8,929	38	1,244	8,967	10,211	433	8/31/2021
Kansas City(3)	KS	521	5,168	218	521	5,386	5,907	1,002	3/1/2018
Topeka	KS	884	4,021	50	884	4,071	4,955	265	10/21/2021
Topeka	KS	1,259	5,713	37	1,259	5,750	7,009	284	10/21/2021
Wichita	KS	630	7,264	163	630	7,427	8,057	1,142	3/1/2018
Wichita	KS	430	1,740	81	430	1,821	2,251	363	3/1/2018
Wichita	KS	655	1,831	140	655	1,971	2,626	425	5/31/2018
Wichita	KS	393	3,950	163	393	4,113	4,506	791	5/31/2018
Wichita	KS	1,353	2,241	276	1,354	2,516	3,870	679	8/28/2018
Wichita	KS	989	2,824	319	989	3,143	4,132	368	12/30/2020
Wichita	KS	370	623	4,873	1,352	4,514	5,866	320	12/30/2020
Wichita	KS	898	4,012	79	898	4,091	4,989	254	10/21/2021
Wichita	KS	934	3,985	88	934	4,073	5,007	262	10/21/2021
Wichita(3)	KS	1,156	5,662	188	1,156	5,850	7,006	1,173	3/1/2018
Wichita(3)	KS	721	3,395	190	721	3,585	4,306	737	3/1/2018
Wichita(3)	KS	443	3,635	98	443	3,733	4,176	703	3/1/2018
Elizabethtown-Fort Knox	KY	1,324	5,122	87	1,324	5,209	6,533	404	8/5/2021
Louisville/Jefferson County	KY	2,174	3,667	51	2,174	3,718	5,892	1,059	5/1/2015
Louisville/Jefferson County	KY	1,012	4,411	13	1,012	4,424	5,436	274	5/19/2021
Louisville/Jefferson County	KY	2,255	9,737	54	2,255	9,791	12,046	530	12/17/2021
Louisville/Jefferson County	KY	2,037	14,078	30	2,037	14,108	16,145	838	12/17/2021
Alexandria	LA	177	501	16	177	517	694	31	9/30/2021
Baton Rouge	LA	386	1,744	140	386	1,884	2,270	512	4/12/2016
Baton Rouge	LA	1,098	5,208	663	1,098	5,871	6,969	1,669	4/12/2016
Baton Rouge	LA	1,203	3,156	492	1,203	3,648	4,851	1,040	7/21/2016
Baton Rouge	LA	755	2,702	358	755	3,060	3,815	883	7/21/2016
Hammond	LA	470	5,359	93	470	5,452	5,922	229	11/12/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

New Orleans-Metairie	LA	1,287	6,235	214	1,287	6,449	7,736	1,610	4/12/2016
New Orleans-Metairie	LA	1,076	6,677	102	1,076	6,779	7,855	2,158	1/10/2019
New Orleans-Metairie	LA	1,274	1,987	(719)	1,274	1,268	2,542	341	1/10/2019
New Orleans-Metairie	LA	994	8,548	115	994	8,663	9,657	978	1/10/2019
New Orleans-Metairie	LA	607	9,211	304	607	9,515	10,122	1,125	1/10/2019
New Orleans-Metairie	LA	819	4,291	314	819	4,605	5,424	777	1/10/2019
New Orleans-Metairie	LA	327	4,423	92	327	4,515	4,842	570	1/10/2019
New Orleans-Metairie	LA	852	4,138	66	852	4,204	5,056	593	1/10/2019
New Orleans-Metairie	LA	633	870	54	633	924	1,557	245	1/10/2019
New Orleans-Metairie	LA	682	4,790	493	682	5,283	5,965	860	1/10/2019
New Orleans-Metairie	LA	773	7,056	66	773	7,122	7,895	822	1/10/2019
New Orleans-Metairie	LA	742	3,278	49	742	3,327	4,069	571	1/10/2019
New Orleans-Metairie(4)	LA	96	3,615	61	96	3,676	3,772	521	9/18/2019
Shreveport-Bossier City	LA	971	3,474	2,169	1,549	5,065	6,614	1,307	5/5/2015
Shreveport-Bossier City	LA	964	3,573	119	964	3,692	4,656	1,286	5/5/2015
Shreveport-Bossier City	LA	772	2,906	136	772	3,042	3,814	1,063	5/5/2015
Shreveport-Bossier City	LA	479	1,439	85	479	1,524	2,003	556	5/5/2015
Shreveport-Bossier City	LA	475	854	104	475	958	1,433	429	5/5/2015
Shreveport-Bossier City	LA	645	2,004	98	645	2,102	2,747	745	10/19/2017
Shreveport-Bossier City	LA	654	3,589	87	654	3,676	4,330	729	10/19/2017
Shreveport-Bossier City	LA	906	3,618	81	906	3,699	4,605	803	10/19/2017
Shreveport-Bossier City	LA	—	5,113	119	—	5,232	5,232	886	10/19/2017
Shreveport-Bossier City	LA	492	2,549	19	492	2,568	3,060	141	9/30/2021
Shreveport-Bossier City	LA	701	4,694	18	701	4,712	5,413	233	9/30/2021
Shreveport-Bossier City	LA	499	1,638	13	499	1,651	2,150	88	9/30/2021
Boston-Cambridge-Newton	MA	696	5,830	112	696	5,942	6,638	804	1/16/2020
Boston-Cambridge-Newton	MA	3,077	20,617	29	3,077	20,646	23,723	746	11/3/2021
Providence-Warwick	MA	1,017	7,353	305	1,017	7,658	8,675	610	2/9/2021
Springfield	MA	1,036	5,131	15,492	3,011	18,648	21,659	1,488	9/17/2019
Springfield	MA	891	4,944	189	891	5,133	6,024	662	9/17/2019
Springfield	MA	1,708	17,294	109	1,708	17,403	19,111	702	11/3/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Worchester	MA	414	4,122	114	414	4,236	4,650	897	6/30/2017
Baltimore-Columbia-Towson	MD	2,219	8,271	22	2,219	8,293	10,512	826	6/30/2020
California-Lexington Park	MD	965	6,738	164	965	6,902	7,867	1,668	7/31/2017
California-Lexington Park	MD	550	2,409	143	550	2,552	3,102	720	9/6/2017
California-Lexington Park	MD	827	4,936	160	827	5,096	5,923	1,104	2/16/2018
California-Lexington Park	MD	1,225	9,776	17	1,225	9,793	11,018	609	8/16/2021
Washington-Arlington-Alexandria	MD	717	3,303	1,623	2,240	3,403	5,643	685	1/3/2019
Washington-Arlington-Alexandria	MD	1,104	6,147	70	1,104	6,217	7,321	414	7/21/2021
Washington-Arlington-Alexandria	MD	1,524	18,070	126	1,524	18,196	19,720	992	7/21/2021
Minneapolis-St. Paul-Bloomington	MN	840	2,913	14	840	2,927	3,767	244	12/29/2020
Minneapolis-St. Paul-Bloomington	MN	1,310	5,301	11	1,310	5,312	6,622	400	1/22/2021
Minneapolis-St. Paul-Bloomington	MN	1,379	6,151	12	1,379	6,163	7,542	318	11/4/2021
Minneapolis-St. Paul-Bloomington	MN	552	2,017	38	552	2,055	2,607	135	1/31/2022
Kansas City	MO	541	4,874	285	541	5,159	5,700	1,038	5/31/2018
Kansas City	MO	461	5,341	237	461	5,578	6,039	1,008	5/31/2018
Kansas City	MO	341	3,748	279	341	4,027	4,368	766	5/31/2018
Kansas City	MO	1,380	9,225	23	1,380	9,248	10,628	239	5/26/2022
Manchester-Kansas City	MO	1,103	7,079	16	1,103	7,095	8,198	224	12/28/2021
St. Louis	MO	352	7,100	330	352	7,430	7,782	1,720	8/28/2017
St. Louis	MO	163	1,025	60	163	1,085	1,248	265	8/28/2017
St. Louis	MO	354	4,034	509	354	4,543	4,897	949	8/28/2017
St. Louis	MO	1,675	10,606	403	1,675	11,009	12,684	2,189	9/26/2018
St. Louis	MO	1,012	3,328	152	1,012	3,480	4,492	479	12/18/2019
St. Louis	MO	634	3,886	154	634	4,040	4,674	461	12/18/2019
St. Louis	MO	1,247	11,431	201	1,247	11,632	12,879	816	12/29/2020
Gulfport-Biloxi-Pascagoula	MS	645	2,413	498	645	2,911	3,556	1,109	4/12/2016
Memphis	MS	404	2,779	290	404	3,069	3,473	173	9/22/2021
Nonmetropolitan Area(3)	MS	224	1,052	165	224	1,217	1,441	436	5/1/2009
Nonmetropolitan Area(3)	MS	382	803	210	382	1,013	1,395	378	5/1/2009
Manchester-Billings, MT	MT	1,476	6,656	37	1,476	6,693	8,169	367	12/30/2021
Charlotte-Concord-Gastonia	NC	1,871	4,174	157	1,871	4,331	6,202	1,255	5/1/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Charlotte-Concord-Gastonia(3)	NC	1,108	3,935	311	1,108	4,246	5,354	1,224	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	2,301	4,458	305	2,301	4,763	7,064	1,562	5/4/2015
Charlotte-Concord-Gastonia(3)	NC	1,862	3,297	133	1,862	3,430	5,292	1,190	9/2/2015
Durham-Chapel Hill	NC	390	1,025	282	390	1,307	1,697	576	8/29/2007
Durham-Chapel Hill	NC	1,024	1,383	470	1,024	1,853	2,877	752	9/28/2007
Durham-Chapel Hill	NC	1,711	4,180	153	1,711	4,333	6,044	1,130	5/1/2015
Durham-Chapel Hill(3)	NC	663	2,743	1,852	2,029	3,229	5,258	1,268	9/28/2007
Fayetteville	NC	636	2,169	1,720	636	3,889	4,525	1,514	8/29/2007
Fayetteville	NC	1,319	3,444	61	1,319	3,505	4,824	1,020	10/10/2013
Fayetteville	NC	772	3,406	71	772	3,477	4,249	944	10/10/2013
Fayetteville	NC	1,276	4,527	99	1,276	4,626	5,902	1,183	12/20/2013
Fayetteville(3)	NC	151	5,392	530	151	5,922	6,073	2,373	9/28/2007
Fayetteville(3)	NC	1,195	2,072	37	1,195	2,109	3,304	571	10/1/2015
Fayetteville(3)	NC	830	3,710	119	830	3,829	4,659	884	10/1/2015
Greensboro-High Point	NC	873	769	358	873	1,127	2,000	495	8/29/2007
Greenville	NC	1,597	6,008	29	1,597	6,037	7,634	374	11/16/2021
Jacksonville	NC	1,265	2,123	318	1,265	2,441	3,706	995	5/1/2015
Jacksonville	NC	921	5,415	1,768	1,406	6,698	8,104	328	9/30/2021
Jacksonville	NC	1,365	9,707	46	1,365	9,753	11,118	453	9/30/2021
Jacksonville	NC	1,180	3,435	24	1,180	3,459	4,639	211	9/30/2021
Nonmetropolitan Area	NC	530	2,394	24	530	2,418	2,948	716	12/11/2014
Nonmetropolitan Area	NC	667	2,066	29	667	2,095	2,762	653	12/11/2014
Nonmetropolitan Area	NC	2,093	2,045	183	2,093	2,228	4,321	719	8/4/2017
Nonmetropolitan Area	NC	173	2,193	42	173	2,235	2,408	578	7/17/2018
Nonmetropolitan Area(3)	NC	689	3,153	53	689	3,206	3,895	934	5/6/2015
Raleigh	NC	396	1,700	259	396	1,959	2,355	827	8/29/2007
Raleigh	NC	393	1,190	266	393	1,456	1,849	619	8/29/2007
Raleigh	NC	907	2,913	214	907	3,127	4,034	1,247	8/29/2007
Raleigh	NC	1,075	6,716	69	1,075	6,785	7,860	477	12/22/2020
Raleigh	NC	3,154	13,124	40	3,154	13,164	16,318	710	9/13/2021
Raleigh(3)	NC	1,578	4,678	163	1,578	4,841	6,419	1,249	5/4/2015

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Wilmington	NC	1,283	1,747	207	1,141	2,096	3,237	873	8/29/2007
Wilmington	NC	1,881	4,618	106	1,881	4,724	6,605	1,284	5/1/2015
Wilmington	NC	1,720	9,032	155	1,720	9,187	10,907	1,262	11/7/2018
Wilmington	NC	2,021	8,136	141	2,021	8,277	10,298	1,240	11/7/2018
Wilmington	NC	3,083	12,487	152	3,083	12,639	15,722	1,606	11/7/2018
Wilmington(3)	NC	860	828	108	860	936	1,796	387	9/28/2007
Wilmington, NC	NC	1,398	3,007	19	1,398	3,026	4,424	184	11/23/2021
Wilmington, NC	NC	3,050	12,841	37	3,050	12,878	15,928	515	12/20/2021
Winston-Salem	NC	362	529	112	362	641	1,003	276	8/29/2007
Boston-Cambridge-Newton	NH	1,488	7,300	174	1,488	7,474	8,962	2,395	7/1/2014
Boston-Cambridge-Newton	NH	899	3,863	99	899	3,962	4,861	997	9/22/2015
Boston-Cambridge-Newton	NH	1,597	3,138	130	1,597	3,268	4,865	966	2/22/2016
Boston-Cambridge-Newton	NH	1,445	2,957	4,993	1,445	7,950	9,395	1,283	2/22/2016
Boston-Cambridge-Newton	NH	1,263	5,098	123	1,263	5,221	6,484	411	3/4/2021
Manchester-Nashua	NH	1,786	6,100	104	1,786	6,204	7,990	1,538	2/22/2016
Manchester-Nashua	NH	1,395	5,573	56	1,395	5,629	7,024	1,291	2/22/2016
Manchester-Nashua	NH	1,013	3,756	97	1,013	3,853	4,866	321	2/8/2021
Manchester-Nashua	NH	1,609	22,446	77	1,609	22,523	24,132	763	12/27/2021
Manchester-Nashua	NH	2,738	6,474	162	2,738	6,636	9,374	384	12/29/2021
Nonmetropolitan Area	NH	632	1,040	493	632	1,533	2,165	668	6/24/2013
Nonmetropolitan Area	NH	197	901	171	197	1,072	1,269	486	6/24/2013
Nonmetropolitan Area	NH	1,528	2,686	74	1,528	2,760	4,288	940	2/22/2016
Nonmetropolitan Area	NH	2,053	5,425	78	2,053	5,503	7,556	1,350	6/15/2017
Nonmetropolitan Area	NH	1,344	4,872	207	1,348	5,075	6,423	884	3/8/2019
New York-Newark-Jersey City	NJ	742	3,810	118	742	3,928	4,670	847	3/1/2019
New York-Newark-Jersey City	NJ	831	6,318	75	831	6,393	7,224	1,241	3/1/2019
New York-Newark-Jersey City	NJ	1,449	7,560	647	1,449	8,207	9,656	1,231	3/20/2020
New York-Newark-Jersey City	NJ	870	9,354	291	870	9,645	10,515	738	5/20/2021
Vineland-Bridgeton	NJ	180	5,831	279	180	6,110	6,290	1,024	4/15/2019
Albuquerque	NM	1,089	2,845	286	1,089	3,131	4,220	1,148	8/31/2016
Albuquerque	NM	854	3,436	126	854	3,562	4,416	901	9/19/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Albuquerque	NM	1,247	2,753	3,136	2,291	4,845	7,136	649	3/21/2019
Albuquerque	NM	2,386	7,658	135	2,386	7,793	10,179	1,045	5/20/2019
Albuquerque	NM	2,448	11,065	182	2,448	11,247	13,695	1,234	5/20/2019
Albuquerque	NM	1,122	13,265	234	1,122	13,499	14,621	446	12/15/2021
Nonmetropolitan Area	NM	343	3,167	24	343	3,191	3,534	102	3/10/2022
Nonmetropolitan Area	NM	456	3,052	79	456	3,131	3,587	89	3/10/2022
Nonmetropolitan Area	NM	415	4,890	39	415	4,929	5,344	150	3/10/2022
Nonmetropolitan Area	NM	1,149	6,271	63	1,141	6,342	7,483	221	3/10/2022
Carson City	NV	985	1,438	463	1,003	1,883	2,886	546	12/13/2018
Las Vegas-Henderson-Paradise	NV	1,169	3,616	1,190	1,169	4,806	5,975	2,053	12/23/2013
Las Vegas-Henderson-Paradise	NV	389	2,850	811	389	3,661	4,050	1,185	4/1/2014
Las Vegas-Henderson-Paradise	NV	794	1,406	481	794	1,887	2,681	862	7/1/2014
Las Vegas-Henderson-Paradise	NV	1,757	4,223	102	1,757	4,325	6,082	1,210	9/20/2016
Las Vegas-Henderson-Paradise	NV	1,121	1,510	295	1,121	1,805	2,926	647	9/20/2016
Las Vegas-Henderson-Paradise	NV	2,160	4,544	318	2,160	4,862	7,022	1,062	11/17/2016
Las Vegas-Henderson-Paradise	NV	2,362	8,445	235	2,362	8,680	11,042	1,503	8/15/2017
Las Vegas-Henderson-Paradise	NV	2,157	2,753	139	2,157	2,892	5,049	719	8/15/2017
Las Vegas-Henderson-Paradise	NV	1,296	8,039	264	1,296	8,303	9,599	1,374	8/15/2017
Las Vegas-Henderson-Paradise	NV	828	2,030	357	828	2,387	3,215	674	8/29/2017
Las Vegas-Henderson-Paradise	NV	3,864	2,870	2,318	3,976	5,076	9,052	1,399	8/29/2017
Las Vegas-Henderson-Paradise	NV	1,047	7,413	394	1,047	7,807	8,854	1,439	4/11/2018
Reno	NV	1,141	6,947	26	1,141	6,973	8,114	335	9/30/2021
Albany-Schenectady-Troy	NY	2,207	22,493	90	2,207	22,583	24,790	118	11/8/2022
New York-Newark-Jersey City	NY	1,191	11,389	48	1,191	11,437	12,628	820	12/22/2020
Canton-Massillon	OH	83	2,911	53	83	2,964	3,047	746	11/10/2016
Canton-Massillon	OH	292	2,107	210	292	2,317	2,609	1,125	11/10/2016
Cincinnati	OH	2,059	11,660	71	2,059	11,731	13,790	2,121	9/6/2018
Cincinnati	OH	449	3,681	10	449	3,691	4,140	275	5/20/2021
Cincinnati	OH	940	3,193	20	940	3,213	4,153	253	7/19/2021
Cincinnati	OH	1,210	10,345	48	1,210	10,393	11,603	423	12/2/2021
Cleveland-Elyria	OH	169	2,702	63	169	2,765	2,934	663	11/10/2016

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Cleveland-Elyria	OH	193	3,323	51	193	3,374	3,567	724	11/10/2016
Cleveland-Elyria	OH	490	1,050	34	490	1,084	1,574	417	11/10/2016
Cleveland-Elyria	OH	845	4,916	42	845	4,958	5,803	1,235	11/10/2016
Cleveland-Elyria	OH	842	2,044	56	842	2,100	2,942	832	11/10/2016
Mount Vernon	OH	373	3,270	7	373	3,277	3,650	174	9/24/2021
Springfield	OH	398	2,307	23	398	2,330	2,728	117	9/24/2021
Oklahoma City	OK	388	3,142	259	388	3,401	3,789	1,418	5/29/2007
Oklahoma City	OK	213	1,383	136	213	1,519	1,732	633	5/29/2007
Oklahoma City	OK	561	2,355	651	561	3,006	3,567	1,378	5/29/2007
Oklahoma City	OK	349	2,368	636	349	3,004	3,353	1,404	5/29/2007
Oklahoma City	OK	466	2,544	135	466	2,679	3,145	1,100	5/29/2007
Oklahoma City	OK	144	1,576	237	144	1,813	1,957	808	5/29/2007
Oklahoma City	OK	168	1,696	326	168	2,022	2,190	875	5/29/2007
Oklahoma City	OK	220	1,606	147	220	1,753	1,973	739	5/30/2007
Oklahoma City	OK	376	1,460	70	376	1,530	1,906	616	5/30/2007
Oklahoma City	OK	337	2,788	115	337	2,903	3,240	1,178	5/30/2007
Oklahoma City	OK	814	3,161	1,270	814	4,431	5,245	1,576	5/30/2007
Oklahoma City	OK	590	1,502	1,827	590	3,329	3,919	1,276	8/29/2007
Oklahoma City	OK	205	1,772	605	205	2,377	2,582	1,047	5/1/2009
Oklahoma City	Ok	701	4,926	20	701	4,946	5,647	1,029	9/1/2016
Oklahoma City	OK	888	4,310	30	888	4,340	5,228	338	12/29/2020
Oklahoma City	OK	591	1,413	25	591	1,438	2,029	147	12/30/2020
Oklahoma City	OK	1,771	4,973	375	1,771	5,348	7,119	504	12/31/2020
Tulsa	OK	548	1,892	118	548	2,010	2,558	814	8/29/2007
Tulsa	OK	764	1,386	478	764	1,864	2,628	822	8/29/2007
Tulsa	OK	1,305	2,533	187	1,305	2,720	4,025	1,120	8/29/2007
Tulsa	OK	940	2,196	388	940	2,584	3,524	1,116	8/29/2007
Tulsa	OK	59	466	416	59	882	941	416	8/29/2007
Tulsa	OK	426	1,424	300	426	1,724	2,150	780	8/29/2007
Tulsa	OK	250	667	300	250	967	1,217	402	8/29/2007
Tulsa	OK	492	1,343	202	492	1,545	2,037	589	4/1/2008

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Tulsa	OK	505	1,346	788	505	2,134	2,639	1,037	4/1/2008
Tulsa	OK	466	1,270	254	466	1,524	1,990	586	4/1/2008
Tulsa(3)	OK	944	2,085	125	944	2,210	3,154	832	2/14/2008
Tulsa(3)	OK	892	2,421	32	892	2,453	3,345	933	2/14/2008
Tulsa(3)	OK	1,103	4,431	559	1,103	4,990	6,093	2,853	6/10/2013
Oklahoma City	OK	1,082	4,218	48	1,082	4,266	5,348	1,053	1/1/2016
Oklahoma City	OK	736	2,925	29	736	2,954	3,690	886	1/1/2016
Oklahoma City	OK	1,135	3,759	52	1,135	3,811	4,946	993	1/1/2016
Bend-Redmond	OR	295	1,369	207	295	1,576	1,871	621	4/1/2013
Bend-Redmond	OR	1,692	2,410	81	1,692	2,491	4,183	1,319	4/1/2013
Bend-Redmond	OR	690	1,983	856	690	2,839	3,529	1,007	5/1/2014
Bend-Redmond	OR	722	2,151	16	722	2,167	2,889	781	5/1/2014
Bend-Redmond	OR	800	2,836	25	800	2,861	3,661	1,027	5/1/2014
Bend-Redmond	OR	2,688	10,731	127	2,688	10,858	13,546	2,736	4/15/2016
Bend-Redmond	OR	1,297	15,292	1	1,297	15,293	16,590	477	12/15/2021
Bend-Redmond(3)	OR	571	1,917	103	571	2,020	2,591	709	6/10/2013
Bend-Redmond(3)	OR	397	1,180	339	397	1,519	1,916	757	6/10/2013
Corvallis	OR	382	1,465	64	382	1,529	1,911	655	12/30/2013
Eugene	OR	710	1,539	183	710	1,722	2,432	717	4/1/2013
Eugene	OR	842	1,674	60	842	1,734	2,576	785	4/1/2013
Eugene	OR	728	3,230	267	728	3,497	4,225	990	12/30/2013
Eugene	OR	1,601	2,686	181	1,601	2,867	4,468	1,500	4/1/2014
Eugene(3)	OR	414	1,990	20	414	2,010	2,424	621	6/10/2013
Eugene(3)	OR	1,149	2,061	170	1,149	2,231	3,380	789	6/10/2013
Nonmetropolitan Area	OR	997	1,874	22	997	1,896	2,893	625	12/1/2014
Portland-Vancouver-Hillsboro	OR	851	2,063	32	851	2,095	2,946	681	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,704	2,313	206	1,708	2,515	4,223	1,043	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,254	2,787	99	1,250	2,890	4,140	936	4/1/2013
Portland-Vancouver-Hillsboro	OR	2,808	4,437	98	2,808	4,535	7,343	1,673	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,015	2,184	31	1,015	2,215	3,230	733	4/1/2013
Portland-Vancouver-Hillsboro	OR	1,496	3,372	343	1,496	3,715	5,211	1,132	6/24/2013

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Portland-Vancouver-Hillsboro	OR	954	3,026	143	954	3,169	4,123	912	6/24/2013
Portland-Vancouver-Hillsboro	OR	1,627	2,388	201	1,627	2,589	4,216	848	6/24/2013
Portland-Vancouver-Hillsboro	OR	2,509	4,200	506	2,509	4,706	7,215	1,513	12/30/2013
Portland-Vancouver-Hillsboro	OR	787	1,915	90	787	2,005	2,792	662	12/30/2013
Portland-Vancouver-Hillsboro	OR	1,703	4,729	49	1,703	4,778	6,481	1,435	4/1/2014
Portland-Vancouver-Hillsboro	OR	738	2,483	26	738	2,509	3,247	735	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,690	2,995	289	1,690	3,284	4,974	818	4/1/2014
Portland-Vancouver-Hillsboro	OR	1,200	9,531	462	1,200	9,993	11,193	4,113	5/30/2014
Portland-Vancouver-Hillsboro	OR	401	3,718	137	401	3,855	4,256	1,288	5/30/2014
Portland-Vancouver-Hillsboro	OR	1,160	3,291	67	1,160	3,358	4,518	1,081	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,435	4,342	34	1,435	4,376	5,811	1,412	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,478	4,127	26	1,478	4,153	5,631	1,330	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,402	3,196	59	1,402	3,255	4,657	989	6/30/2014
Portland-Vancouver-Hillsboro	OR	3,538	4,938	(1,063)	3,398	4,015	7,413	1,289	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,501	3,136	35	1,501	3,171	4,672	1,019	6/30/2014
Portland-Vancouver-Hillsboro	OR	1,746	3,393	56	1,746	3,449	5,195	1,140	8/27/2014
Portland-Vancouver-Hillsboro	OR	1,014	3,017	4,030	1,827	6,234	8,061	1,138	8/27/2014
Portland-Vancouver-Hillsboro	OR	2,202	3,477	354	2,202	3,831	6,033	1,340	10/20/2014
Portland-Vancouver-Hillsboro	OR	1,764	7,360	34	1,764	7,394	9,158	2,094	12/16/2014
Portland-Vancouver-Hillsboro	OR	2,670	8,709	105	2,670	8,814	11,484	1,769	8/10/2015
Portland-Vancouver-Hillsboro	OR	410	622	190	410	812	1,222	292	7/14/2016
Portland-Vancouver-Hillsboro	OR	1,258	6,298	39	1,258	6,337	7,595	1,136	11/21/2016
Portland-Vancouver-Hillsboro	OR	2,334	7,726	90	2,340	7,810	10,150	1,767	12/6/2016
Portland-Vancouver-Hillsboro	OR	860	3,740	6	860	3,746	4,606	734	1/11/2017
Portland-Vancouver-Hillsboro	OR	771	4,121	7	771	4,128	4,899	694	11/15/2017
Portland-Vancouver-Hillsboro	OR	2,002	14,445	261	2,002	14,706	16,708	3,007	12/14/2017
Portland-Vancouver-Hillsboro	OR	1,048	3,549	45	1,048	3,594	4,642	768	8/16/2018
Portland-Vancouver-Hillsboro	OR	857	7,791	1	857	7,792	8,649	453	1/29/2021
Portland-Vancouver-Hillsboro	OR	1,982	15,574	18	1,982	15,592	17,574	511	12/15/2021
Portland-Vancouver-Hillsboro	OR	1,325	13,631	6	1,325	13,637	14,962	438	12/15/2021
Portland-Vancouver-Hillsboro	OR	937	13,238	28	937	13,266	14,203	404	12/15/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Portland-Vancouver-Hillsboro(3)	OR	1,077	3,008	237	1,077	3,245	4,322	1,040	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,072	2,629	159	1,072	2,788	3,860	971	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	2,217	3,766	7,247	3,722	9,508	13,230	1,313	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	1,334	2,324	380	1,334	2,704	4,038	986	6/10/2013
Portland-Vancouver-Hillsboro(3)	OR	996	2,525	195	996	2,720	3,716	962	6/10/2013
Prineville	OR	427	1,648	44	427	1,692	2,119	574	8/27/2014
Roseburg(3)	OR	474	1,789	187	474	1,976	2,450	732	6/10/2013
Salem	OR	1,405	2,650	459	1,405	3,109	4,514	1,459	4/1/2014
Salem	OR	492	1,248	694	660	1,774	2,434	518	4/20/2016
Salem	OR	472	2,880	5	472	2,885	3,357	403	10/24/2018
Salem	OR	408	2,221	65	408	2,286	2,694	414	2/1/2019
Salem	OR	1,709	6,225	1,603	2,053	7,484	9,537	674	4/24/2020
Salem	OR	1,082	8,359	70	1,082	8,429	9,511	482	7/15/2021
Salem	OR	633	7,340	1	633	7,341	7,974	347	12/15/2021
The Dalles	OR	1,108	2,100	33	1,108	2,133	3,241	749	12/5/2014
The Dalles	OR	658	4,572	92	658	4,664	5,322	638	1/31/2020
Allentown-Bethlehem-Easton	PA	2,566	17,625	317	2,566	17,942	20,508	431	6/16/2022
East Stroudsburg	PA	2,292	5,653	252	2,292	5,905	8,197	411	5/18/2021
Harrisburg-Carlisle	PA	2,802	14,459	183	2,802	14,642	17,444	979	3/23/2022
Harrisburg-Carlisle	PA	1,995	11,014	225	1,995	11,239	13,234	235	7/13/2022
Lancaster	PA	1,393	6,642	104	1,393	6,746	8,139	1,188	3/1/2019
Lancaster	PA	712	3,821	23	712	3,844	4,556	745	3/1/2019
Lancaster	PA	599	4,712	54	599	4,766	5,365	631	3/1/2019
Lancaster	PA	520	2,135	4	520	2,139	2,659	331	3/1/2019
Lancaster	PA	671	5,098	18	671	5,116	5,787	492	7/14/2020
Lancaster	PA	1,706	11,180	98	1,706	11,278	12,984	1,094	9/16/2020
Lancaster	PA	550	2,405	51	550	2,456	3,006	116	12/28/2021
Lancaster	PA	910	1,697	13	910	1,710	2,620	118	12/28/2021
Philadelphia-Camden-Wilmington	PA	625	7,377	233	625	7,610	8,235	1,134	4/15/2019
Philadelphia-Camden-Wilmington	PA	1,710	3,872	93	1,710	3,965	5,675	186	3/17/2022
Pittsburgh	PA	836	4,185	84	836	4,269	5,105	306	3/11/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Pittsburgh	PA	612	1,395	187	612	1,582	2,194	159	3/31/2021
Reading	PA	1,415	6,432	—	1,415	6,432	7,847	128	7/11/2022
York-Hanover	PA	586	3,266	26	586	3,292	3,878	742	3/1/2019
York-Hanover	PA	413	7,456	73	413	7,529	7,942	549	7/16/2021
York-Hanover	PA	1,269	5,025	1,507	1,269	6,532	7,801	474	11/10/2021
York-Hanover	PA	854	2,588	22	854	2,610	3,464	129	12/21/2021
York-Hanover	PA	1,055	1,904	94	1,055	1,998	3,053	136	12/29/2021
Ponce	PR	745	4,813	89	745	4,902	5,647	979	9/6/2018
San Juan-Carolina-Caguas	PR	1,095	8,073	92	1,095	8,165	9,260	1,270	9/6/2018
San Juan-Carolina-Caguas	PR	1,205	9,967	115	1,205	10,082	11,287	1,360	9/6/2018
San Juan-Carolina-Caguas	PR	1,266	15,805	133	1,266	15,938	17,204	1,833	9/6/2018
San Juan-Carolina-Caguas	PR	356	1,892	229	356	2,121	2,477	409	9/6/2018
San Juan-Carolina-Caguas	PR	573	2,373	405	573	2,778	3,351	615	9/6/2018
San Juan-Carolina-Caguas	PR	227	13,811	119	227	13,930	14,157	616	4/7/2021
San Juan-Carolina-Caguas	PR	374	21,717	210	374	21,927	22,301	958	4/7/2021
San Juan-Carolina-Caguas	PR	556	15,631	319	556	15,950	16,506	731	4/7/2021
San Juan-Carolina-Caguas	PR	398	8,235	189	398	8,424	8,822	484	4/7/2021
San Juan-Carolina-Caguas	PR	1,450	35,981	144	1,450	36,125	37,575	1,605	4/7/2021
San Juan-Carolina-Caguas	PR	1,621	25,741	219	1,621	25,960	27,581	1,379	4/7/2021
San Juan-Carolina-Caguas	PR	1,640	30,698	646	1,640	31,344	32,984	1,654	4/7/2021
San Juan-Carolina-Caguas	PR	408	10,877	175	408	11,052	11,460	590	4/7/2021
Augusta-Richmond County	SC	1,692	10,244	20	1,692	10,264	11,956	429	11/9/2021
Charleston-North Charleston	SC	3,795	16,498	21	3,795	16,519	20,314	223	8/30/2022
Charleston-North Charleston	SC	2,377	7,965	17	2,377	7,982	10,359	133	8/30/2022
Charleston-North Charleston	SC	4,154	16,333	19	4,154	16,352	20,506	225	8/30/2022
Charlotte-Concord-Gastonia(3)	SC	924	3,086	116	924	3,202	4,126	899	5/4/2015
Greenville-Anderson-Mauldin	SC	82	838	201	82	1,039	1,121	444	8/29/2007
Greenville-Anderson-Mauldin	SC	92	976	210	92	1,186	1,278	510	8/29/2007
Myrtle Beach-Conway-North Myrtle Beach	SC	2,298	16,648	22	2,298	16,670	18,968	280	8/30/2022
Spartanburg	SC	535	1,934	73	535	2,007	2,542	638	11/12/2015
Knoxville, TN	TN	717	4,259	118	717	4,377	5,094	229	10/20/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Knoxville, TN	TN	1,286	7,627	130	1,286	7,757	9,043	358	10/20/2021
Knoxville, TN	TN	1,463	6,355	141	1,463	6,496	7,959	371	10/20/2021
Knoxville, TN	TN	911	4,088	103	911	4,191	5,102	194	10/20/2021
Knoxville, TN	TN	1,053	4,984	129	1,053	5,113	6,166	256	10/20/2021
Knoxville, TN	TN	851	2,822	82	851	2,904	3,755	178	10/20/2021
Knoxville, TN	TN	1,922	9,663	207	1,922	9,870	11,792	472	10/20/2021
Knoxville, TN	TN	1,250	4,244	156	1,250	4,400	5,650	298	10/20/2021
Knoxville, TN	TN	2,249	5,535	22	2,249	5,557	7,806	368	11/30/2021
Knoxville, TN	TN	665	12,075	82	665	12,157	12,822	394	12/21/2021
Memphis, TN	TN	533	8,943	1,047	533	9,990	10,523	980	12/17/2020
Memphis, TN	TN	1,168	6,438	276	1,168	6,714	7,882	332	12/15/2021
Nashville-Davidson-Murfreesboro-Franklin	TN	1,303	3,668	83	1,303	3,751	5,054	269	5/24/2021
Amarillo	TX	1,129	5,861	67	1,129	5,928	7,057	290	10/21/2021
Amarillo	TX	794	7,231	23	794	7,254	8,048	280	10/21/2021
Amarillo	TX	1,051	6,729	2,798	1,480	9,098	10,578	347	10/21/2021
Amarillo	TX	1,761	4,828	8,840	1,761	13,668	15,429	623	10/21/2021
Amarillo	TX	1,357	9,020	20	1,357	9,040	10,397	454	10/21/2021
Amarillo	TX	1,206	10,978	79	1,206	11,057	12,263	448	10/21/2021
Amarillo(3)	TX	80	877	114	80	991	1,071	378	5/1/2009
Amarillo(3)	TX	78	697	171	78	868	946	357	5/1/2009
Amarillo(3)	TX	147	810	159	147	969	1,116	371	5/1/2009
Austin-Round Rock	TX	937	5,319	133	937	5,452	6,389	1,528	6/24/2013
Austin-Round Rock	TX	1,395	2,790	55	1,395	2,845	4,240	1,110	6/24/2013
Austin-Round Rock	TX	768	1,923	399	768	2,322	3,090	832	10/29/2014
Austin-Round Rock	TX	936	6,446	2	695	6,689	7,384	1,109	10/19/2017
Austin-Round Rock	TX	1,783	17,579	169	1,783	17,748	19,531	2,628	6/7/2019
Austin-Round Rock	TX	605	8,703	57	605	8,760	9,365	1,061	6/7/2019
Austin-Round Rock	TX	1,014	7,645	42	1,014	7,687	8,701	498	12/29/2020
Austin-Round Rock	TX	1,243	8,266	45	1,243	8,311	9,554	504	12/29/2020
Austin-Round Rock	TX	2,022	6,547	214	2,022	6,761	8,783	543	12/29/2020
Austin-Round Rock	TX	956	5,929	104	956	6,033	6,989	321	9/16/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Austin-Round Rock	TX	1,143	4,357	101	1,143	4,458	5,601	283	9/16/2021
Austin-Round Rock	TX	1,495	9,343	140	1,495	9,483	10,978	555	9/30/2021
Beaumont-Port Arthur	TX	841	4,585	63	841	4,648	5,489	293	9/30/2021
Beaumont-Port Arthur	TX	435	3,449	43	435	3,492	3,927	134	9/30/2021
Brownsville-Harlingen	TX	845	2,364	740	845	3,104	3,949	718	9/4/2014
Brownsville-Harlingen	TX	639	1,674	857	639	2,531	3,170	656	9/4/2014
Brownsville-Harlingen	TX	386	2,798	795	386	3,593	3,979	861	5/2/2016
Brownsville-Harlingen	TX	490	3,163	70	490	3,233	3,723	352	1/23/2020
Brownsville-Harlingen	TX	1,577	7,825	119	1,577	7,944	9,521	782	1/23/2020
Brownsville-Harlingen	TX	920	4,040	45	920	4,085	5,005	412	1/23/2020
Brownsville-Harlingen	TX	958	7,665	897	1,128	8,392	9,520	908	1/23/2020
Brownsville-Harlingen	TX	721	5,605	82	721	5,687	6,408	567	1/23/2020
Brownsville-Harlingen	TX	677	4,220	95	677	4,315	4,992	409	1/23/2020
Brownsville-Harlingen	TX	896	5,990	78	896	6,068	6,964	531	1/23/2020
Brownsville-Harlingen	TX	1,203	6,005	90	1,203	6,095	7,298	581	1/23/2020
Brownsville-Harlingen	TX	981	4,851	104	981	4,955	5,936	479	1/23/2020
Brownsville-Harlingen	TX	320	1,612	59	320	1,671	1,991	190	1/23/2020
Brownsville-Harlingen	TX	1,008	5,968	138	1,008	6,106	7,114	659	1/23/2020
Brownsville-Harlingen	TX	1,308	7,426	329	1,308	7,755	9,063	766	1/23/2020
Brownsville-Harlingen	TX	445	1,804	311	449	2,111	2,560	209	10/16/2020
College Station-Bryan	TX	618	2,512	149	618	2,661	3,279	1,062	8/29/2007
College Station-Bryan	TX	551	349	285	551	634	1,185	329	8/29/2007
College Station-Bryan	TX	295	988	191	295	1,179	1,474	454	4/1/2008
College Station-Bryan	TX	51	123	84	51	207	258	101	4/1/2008
College Station-Bryan	TX	110	372	200	110	572	682	213	4/1/2008
College Station-Bryan	TX	62	208	33	62	241	303	95	4/1/2008
Corpus Christi	TX	623	4,995	60	623	5,055	5,678	310	1/28/2021
Corpus Christi	TX	1,121	7,318	215	1,121	7,533	8,654	404	10/21/2021
Corpus Christi	TX	1,811	7,912	276	1,811	8,188	9,999	520	10/21/2021
Corpus Christi	TX	796	4,572	258	796	4,830	5,626	253	10/21/2021
Corpus Christi	TX	862	5,791	230	862	6,021	6,883	314	10/21/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Corpus Christi	TX	686	3,903	236	686	4,139	4,825	223	10/21/2021
Corpus Christi	TX	747	7,233	436	747	7,669	8,416	308	12/17/2021
Corpus Christi	TX	1,195	7,404	98	1,195	7,502	8,697	338	12/17/2021
Corpus Christi	TX	1,226	24,192	115	1,226	24,307	25,533	806	12/17/2021
Corpus Christi	TX	1,610	10,786	103	1,610	10,889	12,499	645	12/17/2021
Corpus Christi	TX	921	13,071	97	921	13,168	14,089	458	12/17/2021
Corpus Christi	TX	1,168	17,077	81	1,168	17,158	18,326	595	12/17/2021
Corpus Christi	TX	471	2,985	63	471	3,048	3,519	127	12/17/2021
Dallas-Fort Worth-Arlington	TX	164	865	54	164	919	1,083	375	8/29/2007
Dallas-Fort Worth-Arlington	TX	155	105	63	155	168	323	80	9/28/2007
Dallas-Fort Worth-Arlington	TX	98	282	222	98	504	602	258	9/28/2007
Dallas-Fort Worth-Arlington	TX	264	106	169	264	275	539	158	9/28/2007
Dallas-Fort Worth-Arlington	TX	1,388	4,195	242	1,388	4,437	5,825	1,298	6/24/2013
Dallas-Fort Worth-Arlington	TX	1,859	5,293	188	1,859	5,481	7,340	1,626	7/25/2013
Dallas-Fort Worth-Arlington	TX	379	2,212	214	379	2,426	2,805	996	7/25/2013
Dallas-Fort Worth-Arlington	TX	1,397	5,250	122	1,397	5,372	6,769	1,543	7/25/2013
Dallas-Fort Worth-Arlington	TX	3,587	10,098	613	3,587	10,711	14,298	2,197	7/25/2013
Dallas-Fort Worth-Arlington	TX	649	1,637	205	649	1,842	2,491	926	7/25/2013
Dallas-Fort Worth-Arlington	TX	396	1,411	(1,807)	—	—	—	—	4/29/2015
Dallas-Fort Worth-Arlington	TX	1,263	3,346	328	1,263	3,674	4,937	1,360	10/19/2015
Dallas-Fort Worth-Arlington	TX	1,421	2,349	626	1,421	2,975	4,396	1,108	6/1/2016
Dallas-Fort Worth-Arlington	TX	710	3,578	158	710	3,736	4,446	963	10/19/2017
Dallas-Fort Worth-Arlington	TX	421	2,668	182	401	2,870	3,271	688	10/19/2017
Dallas-Fort Worth-Arlington	TX	3,034	5,862	327	3,034	6,189	9,223	652	12/8/2020
Dallas-Fort Worth-Arlington	TX	1,482	11,485	93	1,482	11,578	13,060	623	8/16/2021
Dallas-Fort Worth-Arlington	TX	1,059	5,335	33	1,059	5,368	6,427	351	8/20/2021
Dallas-Fort Worth-Arlington	TX	1,240	5,539	32	1,240	5,571	6,811	385	8/20/2021
Dallas-Fort Worth-Arlington	TX	1,293	7,277	66	1,293	7,343	8,636	358	9/16/2021
Dallas-Fort Worth-Arlington	TX	1,132	6,370	78	1,132	6,448	7,580	330	9/30/2021
Dallas-Fort Worth-Arlington	TX	933	5,930	34	933	5,964	6,897	242	11/30/2021
Dallas-Fort Worth-Arlington	TX	981	5,095	8	981	5,103	6,084	231	11/30/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Dallas-Fort Worth-Arlington	TX	1,353	10,048	30	1,353	10,078	11,431	403	11/30/2021
Dallas-Fort Worth-Arlington	TX	1,334	5,718	184	1,334	5,902	7,236	174	5/10/2022
Dallas-Fort Worth-Arlington(3)	TX	376	803	133	383	929	1,312	404	9/28/2007
Dallas-Fort Worth-Arlington(3)	TX	338	681	120	338	801	1,139	328	9/28/2007
El Paso	TX	338	1,275	51	338	1,326	1,664	531	8/29/2007
El Paso	TX	94	400	172	94	572	666	252	8/29/2007
El Paso	TX	1,209	6,802	92	1,209	6,894	8,103	367	10/21/2021
El Paso	TX	1,361	6,403	136	1,361	6,539	7,900	317	10/21/2021
El Paso	TX	1,340	7,197	87	1,340	7,284	8,624	338	10/21/2021
Houston-The Woodlands-Sugar Land	TX	698	2,648	371	698	3,019	3,717	931	7/20/2015
Houston-The Woodlands-Sugar Land	TX	1,042	3,061	(4,103)	—	—	—	—	1/22/2016
Houston-The Woodlands-Sugar Land	TX	1,426	2,910	304	1,426	3,214	4,640	875	6/13/2017
Houston-The Woodlands-Sugar Land	TX	826	3,683	315	826	3,998	4,824	1,007	1/4/2018
Houston-The Woodlands-Sugar Land	TX	649	4,077	311	649	4,388	5,037	992	1/4/2018
Houston-The Woodlands-Sugar Land	TX	291	4,980	533	598	5,206	5,804	632	5/7/2019
Houston-The Woodlands-Sugar Land	TX	539	2,664	20	539	2,684	3,223	379	6/7/2019
Houston-The Woodlands-Sugar Land	TX	4,004	4,991	118	4,004	5,109	9,113	1,171	6/7/2019
Houston-The Woodlands-Sugar Land	TX	2,959	5,875	80	2,959	5,955	8,914	969	6/7/2019
Houston-The Woodlands-Sugar Land	TX	799	4,769	76	799	4,845	5,644	656	6/7/2019
Houston-The Woodlands-Sugar Land	TX	687	3,668	92	687	3,760	4,447	588	6/7/2019
Houston-The Woodlands-Sugar Land	TX	295	2,403	69	295	2,472	2,767	323	6/7/2019
Houston-The Woodlands-Sugar Land	TX	1,582	7,451	97	1,582	7,548	9,130	538	12/29/2020
Houston-The Woodlands-Sugar Land	TX	2,613	10,645	373	2,613	11,018	13,631	753	12/29/2020
Houston-The Woodlands-Sugar Land	TX	1,430	5,283	99	1,430	5,382	6,812	422	12/29/2020
Houston-The Woodlands-Sugar Land	TX	4,719	9,290	129	4,719	9,419	14,138	662	12/29/2020
Houston-The Woodlands-Sugar Land	TX	2,163	7,364	76	2,163	7,440	9,603	605	12/29/2020
Houston-The Woodlands-Sugar Land	TX	2,545	9,051	73	2,545	9,124	11,669	664	12/29/2020
Houston-The Woodlands-Sugar Land	TX	695	4,464	48	695	4,512	5,207	321	12/31/2020
Houston-The Woodlands-Sugar Land	TX	773	5,394	33	773	5,427	6,200	458	1/26/2021
Houston-The Woodlands-Sugar Land	TX	2,523	11,383	762	2,523	12,145	14,668	873	3/30/2021
Houston-The Woodlands-Sugar Land	TX	498	8,174	24	498	8,198	8,696	442	9/16/2021

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Houston-The Woodlands-Sugar Land	TX	1,328	7,937	58	1,328	7,995	9,323	372	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,541	6,241	76	1,541	6,317	7,858	300	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,175	2,421	50	1,175	2,471	3,646	166	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,521	8,522	94	1,521	8,616	10,137	406	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,252	10,789	42	1,252	10,831	12,083	454	9/16/2021
Houston-The Woodlands-Sugar Land	TX	1,694	6,743	55	1,694	6,798	8,492	407	9/30/2021
Houston-The Woodlands-Sugar Land	TX	1,242	7,364	72	1,242	7,436	8,678	339	9/30/2021
Houston-The Woodlands-Sugar Land	TX	2,274	4,927	87	2,274	5,014	7,288	266	9/30/2021
Houston-The Woodlands-Sugar Land	TX	1,918	7,639	87	1,918	7,726	9,644	423	9/30/2021
Houston-The Woodlands-Sugar Land	TX	2,060	9,330	103	2,060	9,433	11,493	467	9/30/2021
Houston-The Woodlands-Sugar Land	TX	979	4,953	85	979	5,038	6,017	299	10/21/2021
Houston-The Woodlands-Sugar Land	TX	2,417	11,612	210	2,417	11,822	14,239	547	11/17/2021
Houston-The Woodlands-Sugar Land	TX	1,149	12,955	57	1,149	13,012	14,161	476	11/30/2021
Houston-The Woodlands-Sugar Land	TX	1,367	11,405	24	1,367	11,429	12,796	377	11/30/2021
Houston-The Woodlands-Sugar Land	TX	1,632	8,689	213	1,632	8,902	10,534	352	12/16/2021
Houston-The Woodlands-Sugar Land	TX	1,489	14,991	114	1,489	15,105	16,594	530	12/17/2021
Houston-The Woodlands-Sugar Land	TX	1,687	6,854	38	1,687	6,892	8,579	308	12/17/2021
Houston-The Woodlands-Sugar Land	TX	1,549	9,063	29	1,549	9,092	10,641	355	12/17/2021
Houston-The Woodlands-Sugar Land	TX	2,350	11,795	20	2,350	11,815	14,165	465	12/17/2021
Houston-The Woodlands-Sugar Land	TX	1,471	13,018	40	1,471	13,058	14,529	461	12/17/2021
Houston-The Woodlands-Sugar Land	TX	1,592	10,301	38	1,592	10,339	11,931	377	12/17/2021
Killeen-Temple	TX	203	4,065	296	203	4,361	4,564	894	2/2/2017
Killeen-Temple	TX	1,128	6,149	254	1,128	6,403	7,531	1,407	8/8/2017
Killeen-Temple	TX	721	4,166	101	721	4,267	4,988	498	12/13/2019
Killeen-Temple	TX	3,068	7,659	283	3,068	7,942	11,010	454	9/30/2021
Killeen-Temple	TX	1,500	8,514	276	1,500	8,790	10,290	424	9/30/2021
Livingston	TX	368	6,938	38	368	6,976	7,344	347	9/16/2021
Longview	TX	2,466	3,559	253	2,465	3,813	6,278	1,174	6/19/2014
Longview	TX	907	6,668	29	907	6,697	7,604	274	12/20/2021
Longview(3)	TX	651	671	109	651	780	1,431	298	5/1/2009
Longview(3)	TX	104	489	171	104	660	764	248	5/1/2009

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Longview(3)	TX	310	966	213	310	1,179	1,489	438	5/1/2009
Lubbock	TX	1,642	7,190	26	1,642	7,216	8,858	400	10/21/2021
Lubbock	TX	1,285	9,630	69	1,285	9,699	10,984	407	10/21/2021
McAllen–Edinburg–Mission	TX	1,217	2,738	391	1,243	3,103	4,346	1,354	7/31/2014
McAllen–Edinburg–Mission	TX	1,972	4,517	199	1,972	4,716	6,688	1,592	9/4/2014
McAllen–Edinburg–Mission	TX	1,295	3,929	164	1,295	4,093	5,388	1,394	9/4/2014
McAllen–Edinburg–Mission	TX	3,079	7,574	184	3,086	7,751	10,837	2,769	9/4/2014
McAllen–Edinburg–Mission	TX	1,017	3,261	185	1,017	3,446	4,463	1,128	9/4/2014
McAllen–Edinburg–Mission	TX	803	2,914	192	803	3,106	3,909	859	9/4/2014
McAllen–Edinburg–Mission	TX	2,249	4,966	124	2,249	5,090	7,339	1,768	9/4/2014
McAllen–Edinburg–Mission	TX	1,118	3,568	160	1,118	3,728	4,846	1,087	9/4/2014
McAllen–Edinburg–Mission	TX	627	4,400	96	627	4,496	5,123	409	1/23/2020
McAllen–Edinburg–Mission	TX	965	4,526	77	965	4,603	5,568	507	1/23/2020
McAllen–Edinburg–Mission	TX	863	6,582	91	863	6,673	7,536	713	1/23/2020
McAllen–Edinburg–Mission	TX	787	3,753	81	787	3,834	4,621	373	1/23/2020
McAllen–Edinburg–Mission	TX	620	4,093	60	620	4,153	4,773	456	1/23/2020
McAllen–Edinburg–Mission	TX	378	3,485	68	378	3,553	3,931	328	1/23/2020
McAllen–Edinburg–Mission	TX	625	4,372	99	625	4,471	5,096	419	1/23/2020
McAllen–Edinburg–Mission	TX	829	6,809	180	829	6,989	7,818	616	1/23/2020
McAllen–Edinburg–Mission	TX	227	1,199	92	227	1,291	1,518	143	1/23/2020
McAllen–Edinburg–Mission	TX	654	3,966	96	654	4,062	4,716	400	1/23/2020
McAllen–Edinburg–Mission	TX	675	4,701	65	675	4,766	5,441	444	1/23/2020
McAllen–Edinburg–Mission	TX	1,461	6,659	84	1,461	6,743	8,204	473	12/10/2020
McAllen–Edinburg–Mission	TX	664	5,228	134	664	5,362	6,026	270	9/30/2021
Midland	TX	1,746	8,920	27	1,746	8,947	10,693	465	10/21/2021
Midland(3)	TX	691	1,588	175	691	1,763	2,454	656	5/1/2009
Mineral Wells	TX	184	1,627	74	184	1,701	1,885	104	9/16/2021
Nacogdoches	TX	652	15,943	160	652	16,103	16,755	948	9/16/2021
Nonmetropolitan Area	TX	959	1,640	77	958	1,718	2,676	576	6/25/2014
Odessa	TX	501	2,661	34	501	2,695	3,196	45	8/24/2022
Odessa(3)	TX	168	561	138	168	699	867	274	5/1/2009

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Plainview	TX	931	6,580	34	931	6,614	7,545	278	10/21/2021
San Angelo(3)	TX	381	986	138	381	1,124	1,505	414	5/1/2009
San Antonio-New Braunfels	TX	614	2,640	136	614	2,776	3,390	999	4/1/2014
San Antonio-New Braunfels	TX	715	4,566	231	715	4,797	5,512	1,028	10/19/2017
San Antonio-New Braunfels	TX	275	4,893	548	275	5,441	5,716	661	6/7/2019
San Antonio-New Braunfels	TX	715	4,222	110	715	4,332	5,047	549	1/23/2020
San Antonio-New Braunfels	TX	576	2,754	90	577	2,843	3,420	311	1/23/2020
San Antonio-New Braunfels	TX	747	3,198	87	748	3,284	4,032	350	1/23/2020
San Antonio-New Braunfels	TX	656	2,496	17	657	2,512	3,169	243	1/23/2020
San Antonio-New Braunfels	TX	1,550	8,173	122	1,550	8,295	9,845	787	1/23/2020
San Antonio-New Braunfels	TX	1,014	4,809	82	1,015	4,890	5,905	487	1/23/2020
San Antonio-New Braunfels	TX	974	8,545	141	974	8,686	9,660	533	12/29/2020
San Antonio-New Braunfels	TX	3,683	4,394	5	3,683	4,399	8,082	460	12/31/2020
San Antonio-New Braunfels	TX	2,470	9,927	9	2,470	9,936	12,406	507	9/16/2021
San Antonio-New Braunfels	TX	2,243	7,963	109	2,243	8,072	10,315	472	9/29/2021
San Antonio-New Braunfels	TX	1,021	9,062	7	1,021	9,069	10,090	391	9/29/2021
San Antonio-New Braunfels	TX	1,350	4,793	71	1,350	4,864	6,214	281	9/30/2021
Stephenville	TX	242	2,004	101	242	2,105	2,347	136	9/16/2021
Victoria	TX	1,202	20,311	130	1,202	20,441	21,643	677	12/17/2021
Victoria	TX	757	8,276	198	757	8,474	9,231	296	12/17/2021
Wichita Falls	TX	830	1,945	3,266	1,327	4,714	6,041	273	2/16/2021
Wichita Falls	TX	2,146	2,236	4,591	2,146	6,827	8,973	424	5/25/2021
Wichita Falls	TX	1,637	5,151	3	1,637	5,154	6,791	115	7/20/2022
Wichita Falls	TX	2,212	8,703	39	2,212	8,742	10,954	170	7/20/2022
Provo-Orem	UT	1,063	2,468	60	1,063	2,528	3,591	148	12/20/2021
Danville	VA	883	5,553	14	883	5,567	6,450	276	9/30/2021
Lynchburg	VA	1,417	2,744	67	1,417	2,811	4,228	264	4/30/2021
Roanoke Rapids	VA	1,321	8,502	37	1,321	8,539	9,860	366	2/11/2022
Washington-Arlington-Alexandria	VA	1,516	12,633	84	1,516	12,717	14,233	2,114	7/21/2017
Centralia(3)	WA	810	1,530	40	810	1,570	2,380	858	6/10/2013
Centralia(3)	WA	998	1,862	143	998	2,005	3,003	1,036	6/10/2013

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
MSA(1)	State/Territory	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(2)	Accumulated Depreciation	Date Acquired

Longview	WA	448	2,356	47	450	2,401	2,851	697	9/3/2015
Portland-Vancouver-Hillsboro	WA	421	2,313	13	421	2,326	2,747	744	4/1/2013
Portland-Vancouver-Hillsboro	WA	1,903	2,239	33	1,903	2,272	4,175	862	4/1/2013
Portland-Vancouver-Hillsboro	WA	935	2,045	37	935	2,082	3,017	649	4/1/2014
Portland-Vancouver-Hillsboro	WA	478	2,158	291	478	2,449	2,927	805	4/1/2014
Portland-Vancouver-Hillsboro	WA	2,023	3,484	82	2,023	3,566	5,589	1,285	8/27/2014
Portland-Vancouver-Hillsboro	WA	1,105	2,121	29	1,105	2,150	3,255	695	10/3/2014
Portland-Vancouver-Hillsboro	WA	1,870	4,632	14	1,870	4,646	6,516	1,127	1/11/2017
Portland-Vancouver-Hillsboro	WA	422	2,271	19	422	2,290	2,712	423	3/29/2018
Portland-Vancouver-Hillsboro	WA	1,111	10,432	10	1,111	10,442	11,553	573	7/28/2021
Portland-Vancouver-Hillsboro	WA	1,362	9,627	563	1,362	10,190	11,552	454	9/30/2021
Portland-Vancouver-Hillsboro	WA	1,088	8,656	13	1,088	8,669	9,757	379	12/15/2021
Portland-Vancouver-Hillsboro(3)	WA	923	2,821	18	923	2,839	3,762	870	6/10/2013
Seattle-Tacoma-Bellevue	WA	770	3,203	71	770	3,274	4,044	1,235	4/1/2014
Seattle-Tacoma-Bellevue	WA	1,438	3,280	77	1,438	3,357	4,795	1,207	9/18/2014
Spokane-Spokane Valley	WA	1,463	10,075	126	1,463	10,201	11,664	832	12/23/2020
Spokane-Spokane Valley	WA	841	3,039	24	841	3,063	3,904	243	12/23/2020
Minneapolis-St. Paul-Bloomington	WI	940	4,385	6	940	4,391	5,331	345	8/11/2021
Laramie	WY	743	4,881	62	743	4,943	5,686	344	11/10/2021
Total		$1,099,749	$5,039,389	$252,434	$1,111,326	$5,280,246	$6,391,572	$772,661

(1) Refers to metropolitan statistical area (MSA) as defined by the U.S. Census Bureau.

(2) The aggregate cost of land and depreciable property for Federal income tax purposes was approximately $5.8 billions (unaudited) at December 31, 2022.

(3) As of December 31, 2022, 93 of our self storage properties were encumbered by an aggregate of $299.6 million of debt financing.

(4) Property subject to a long-term lease agreement.

Note: The Company only owns one class of real estate, which is self storage properties. The estimated useful lives of the individual assets that comprise buildings and improvements range from 3 years to 40 years. The category for buildings and improvements in the table above includes furniture and equipment.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2022, 2021 and 2020
(in thousands)

	2022	2021	2020
Self Storage properties:
Balance at beginning of year	$5,798,188	$3,639,192	$3,091,719
Acquisitions and improvements	602,082	2,159,856	547,667
Write-off of fully depreciated assets and other	(1,145)	(860)	(194)
Dispositions	(7,553)	—	—
Balance at end of year	$6,391,572	$5,798,188	$3,639,192

Accumulated depreciation:
Balance at beginning of year	$578,717	$443,623	$337,822
Depreciation expense	196,207	135,147	105,866
Write-off of fully depreciated assets and other	(371)	(53)	(65)
Dispositions	(1,892)	—	—
Balance at end of year	$772,661	$578,717	$443,623