Form 10-Q
period 2023-03-31
National Storage Affiliates Trust
filed 2023-05-02
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Yes ☐  No ☒
As of May 1, 2023, 88,303,468 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Real estate
Self storage properties	$6,556,603	$6,391,572
Less accumulated depreciation	(824,647)	(772,661)
Self storage properties, net	5,731,956	5,618,911
Cash and cash equivalents	44,330	35,312
Restricted cash	7,506	6,887
Debt issuance costs, net	10,247	1,393
Investment in unconsolidated real estate ventures	223,139	227,441
Other assets, net	144,666	156,228
Operating lease right-of-use assets	23,581	23,835
Total assets	$6,185,425	$6,070,007
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,643,585	$3,551,179
Accounts payable and accrued liabilities	78,603	80,377
Interest rate swap liabilities	7,983	483
Operating lease liabilities	25,528	25,741
Deferred revenue	24,652	23,213
Total liabilities	3,780,351	3,680,993
Commitments and contingencies (Note 11)
Equity
Series A Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 9,017,588 and 9,017,588 issued and outstanding at March 31, 2023 and December 31, 2022, respectively, at liquidation preference	225,439	225,439
Series B Preferred shares of beneficial interest, par value $0.01 per share. 7,000,000 authorized, 5,668,128 issued and outstanding at March 31, 2023 (Note 3)	115,212	—
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 88,296,142 and 89,842,145 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	883	898
Additional paid-in capital	1,689,136	1,777,984
Distributions in excess of earnings	(420,408)	(396,650)
Accumulated other comprehensive income	25,153	40,530
Total shareholders' equity	1,635,415	1,648,201
Noncontrolling interests	769,659	740,813
Total equity	2,405,074	2,389,014
Total liabilities and equity	$6,185,425	$6,070,007
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE
Rental revenue	$194,129	$174,469
Other property-related revenue	6,807	6,166
Management fees and other revenue	7,057	6,549
Total revenue	207,993	187,184
OPERATING EXPENSES
Property operating expenses	56,483	49,358
General and administrative expenses	14,821	13,966
Depreciation and amortization	55,458	58,072
Other	1,173	470
Total operating expenses	127,935	121,866
OTHER (EXPENSE) INCOME
Interest expense	(37,948)	(22,647)
Loss on early extinguishment of debt	(758)	—
Equity in earnings of unconsolidated real estate ventures	1,678	1,494
Acquisition costs	(844)	(553)
Non-operating expense	(598)	(112)
Gain on sale of self storage properties	—	2,134
Other expense	(38,470)	(19,684)
Income before income taxes	41,588	45,634
Income tax expense	(1,196)	(848)
Net income	40,392	44,786
Net income attributable to noncontrolling interests	(11,433)	(19,558)
Net income attributable to National Storage Affiliates Trust	28,959	25,228
Distributions to preferred shareholders	(3,962)	(3,279)
Net income attributable to common shareholders	$24,997	$21,949

Earnings (loss) per share - basic	$0.28	$0.24
Earnings (loss) per share - diluted	$0.24	$0.24

Weighted average shares outstanding - basic	89,499	91,323
Weighted average shares outstanding - diluted	148,622	91,323

Dividends declared per common share	$0.55	$0.50

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$40,392	$44,786
Other comprehensive income (loss)
Unrealized (loss) gain on derivative contracts	(12,953)	38,608
Reclassification of other comprehensive (income) loss to interest expense	(7,761)	4,974
Other comprehensive (loss) income	(20,714)	43,582
Comprehensive income	19,678	88,368
Comprehensive income attributable to noncontrolling interests	(4,881)	(32,341)
Comprehensive income attributable to National Storage Affiliates Trust	$14,797	$56,027

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2021	8,736,719	$218,418	91,198,929	$912	$1,866,773	$(291,263)	$(19,611)	$707,226	$2,482,455
OP equity issued for property acquisitions:
Internalization of PRO, net of offering costs	—	—	—	—	—	—	—	3,217	3,217
OP units, subordinated performance units and Series A-1 preferred units, net of offering costs	—	—	—	—	—	—	—	16,576	16,576
Redemptions of Series A-1 preferred units	8,216	205	—	—	—	—	—	(205)	—
Redemptions of OP units	—	—	258,477	3	4,601	—	(44)	(4,560)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(40,627)	—	590	40,037	—
Equity-based compensation expense	—	—	—	—	103	—	—	1,441	1,544
Issuance of restricted common shares	—	—	7,913	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,599)	—	(118)	—	—	—	(118)
Preferred share dividends	—	—	—	—	—	(3,279)	—	—	(3,279)
Common share dividends	—	—	—	—	—	(45,710)	—	—	(45,710)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,009)	(33,009)
Other comprehensive income	—	—	—	—	—	—	30,799	12,783	43,582
Net income	—	—	—	—	—	25,228	—	19,558	44,786
Balances, March 31, 2022	8,744,935	$218,623	91,461,720	$915	$1,830,732	$(315,024)	$11,734	$763,064	$2,510,044

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2022	9,017,588	$225,439	89,842,145	$898	$1,777,984	$(396,650)	$40,530	$740,813	$2,389,014
Issuance of preferred shares	5,668,128	115,212	—	—	(1,938)	—	—	—	113,274
OP equity issued:
Acquisition of properties	—	—	—	—	—	—	—	37,257	37,257
Issuance of Series A-1 preferred units	—	—	—	—	—	—	—	750	750
Redemptions of OP Units	—	—	67,431	1	1,093	—	30	(1,124)	—
Repurchase of common shares	—	—	(1,622,874)	(16)	(69,295)	—	—	—	(69,311)
Effect of changes in ownership for consolidated entities	—	—	—	—	(18,720)	—	(1,245)	19,965	—
Equity-based compensation expense	—	—	—	—	101	—	—	1,548	1,649
Issuance of restricted common shares	—	—	12,417	—	(89)	—	—	—	(89)
Vesting and forfeitures of restricted common shares, net	—	—	(2,977)	—	—	—	—	—	—
Preferred share dividends	—	—	—	—	—	(3,962)	—	—	(3,962)
Common share dividends	—	—	—	—	—	(48,755)	—	—	(48,755)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(34,431)	(34,431)
Other comprehensive (loss)	—	—	—	—	—	—	(14,162)	(6,552)	(20,714)
Net income	—	—	—	—	—	28,959	—	11,433	40,392
Balances, March 31, 2023	14,685,716	$340,651	88,296,142	$883	$1,689,136	$(420,408)	$25,153	$769,659	$2,405,074
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$40,392	$44,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,458	58,072
Amortization of debt issuance costs	1,600	1,043
Amortization of debt discount and premium, net	(150)	(172)
Other	969	—
Gain on sale of self storage properties	—	(2,134)
Equity-based compensation expense	1,649	1,544
Equity in earnings of unconsolidated real estate ventures	(1,678)	(1,494)
Distributions from unconsolidated real estate ventures	5,981	5,135
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	7,730	(437)
Accounts payable and accrued liabilities	(3,043)	2,846
Deferred revenue	845	877
Net Cash Provided by Operating Activities	109,753	110,066
INVESTING ACTIVITIES
Acquisition of self-storage properties	(9,920)	(75,098)
Capital expenditures	(8,450)	(8,213)
Deposits and advances for self storage properties and other acquisitions	(200)	(6,000)
Expenditures for corporate furniture, equipment and other	(678)	(370)
Acquisition of management company assets and interest in reinsurance company from PRO retirement	(16,924)	—
Proceeds from sale of self storage properties	—	6,166
Net Cash Used In Investing Activities	(36,172)	(83,515)
FINANCING ACTIVITIES
Borrowings under debt financings	196,000	324,000
Repurchase of common shares	(69,311)	—
Principal payments under debt financings	(102,644)	(265,085)
Payment of dividends to common shareholders	(48,755)	(45,710)
Payment of dividends to preferred shareholders	(3,664)	(3,279)
Distributions to noncontrolling interests	(34,513)	(33,277)
Debt issuance costs	(1,057)	(1,222)
Equity offering costs	—	(706)
Net Cash Used In Financing Activities	(63,944)	(25,279)
Increase in Cash, Cash Equivalents and Restricted Cash	9,637	1,272
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	42,199	27,875
End of period	$51,836	$29,147

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$29,521	$21,140
Consideration exchanged in investment activity
Issuance of OP Units and subordinated performance units	37,257	19,793
Issuance of Series B preferred shares	113,274	—
Deposits on acquisitions applied to purchase price	—	700
Other net liabilities assumed	85	332

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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
The Company owned 932 consolidated self storage properties in 39 states and Puerto Rico with approximately 59.3 million rentable square feet in approximately 461,000 storage units as of March 31, 2023. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). As of March 31, 2023, the Company directly managed 619 of these self storage properties through its corporate brands of iStorage, SecurCare, Northwest and Move It, and the PROs managed the remaining 313 self storage properties. These PROs are Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In") and Blue Sky Self Storage, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
Effective January 1, 2023, one of our PROs, Move It Self Storage and its controlled affiliates ("Move It"), retired as one of the Company's PROs. As a result of the retirement, on January 1, 2023, management of our 72 properties in the Move It managed portfolio was transferred to us and the Move It brand name and related intellectual property was internalized by us, and we discontinued payment of any supervisory and administrative fees or reimbursements to Move It. In addition, on January 1, 2023, we issued a notice of non-voluntary conversion to convert all of the subordinated performance units related to Move It's managed portfolio into OP units. As part of the internalization, a majority of Move It's employees were offered and provided employment by us and will continue managing Move It's portfolio of properties as members of our existing property management platform. See Note 3 and Note 6 for additional information related to the Move It retirement and internalization.
As of March 31, 2023, the Company also managed through its property management platform an additional portfolio of 185 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 13.5 million rentable square feet, configured in approximately 111,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of March 31, 2023, in total, the Company operated and held ownership interests in 1,117 self storage properties located across 42 states and Puerto Rico with approximately 72.8 million rentable square feet in approximately 572,000 storage units.

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
As of March 31, 2023, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 48 self storage properties. The net book value of the real estate owned by these VIEs was $412.0 million and $412.9 million as of March 31, 2023 and December 31, 2022, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $188.7 million as of March 31, 2023 and December 31, 2022, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended March 31, 2023 and 2022, the Company recognized $5.5 million and $4.9 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended March 31, 2023 and 2022, the Company recognized retail sales of $0.6 million and $0.6 million, respectively.

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
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended March 31, 2023 and 2022, the Company recognized property management fees, call center fees and platform fees of $4.2 million and $3.8 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended March 31, 2023 and 2022, the Company recognized acquisition fees of $0 and $0.2 million, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in both of the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended March 31, 2023 and 2022, the Company recognized $2.8 million and $2.4 million, respectively, of revenue related to these activities.
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
Cash and Cash Equivalents
The Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents. From time to time, the Company maintains cash balances in financial institutions in excess of federally insured limits. We mitigate credit risk by placing cash and cash equivalents with major financial institutions. The Company has never experienced a loss that resulted from exceeding federally insured limits.

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
During the three months ended March 31, 2023, the Company did not sell any common shares through the ATM program. As of March 31, 2023, the Company had $169.1 million of capacity remaining under its ATM Program.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares of beneficial interest from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the three months ended March 31, 2023 the Company repurchased 1,622,874 common shares for approximately $69.3 million.

Series B Preferred Shares
On March 15, 2023, the Company classified 7,000,000 of the Company's authorized but unissued preferred shares of beneficial interest as 6.000% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"). The Series B Preferred Shares rank senior to the Company’s common shares of beneficial interest, and on parity with the Company’s 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A Preferred Shares”) and any future equity shares that the Company may later authorize or issue and that by their terms are on parity with the Series B Preferred Shares, and junior to any other class of the Company’s shares expressly designated as ranking senior to the Series B Preferred Shares. The Series B Preferred Shares have a per share liquidation preference of $25.00 per share and receive distributions at an annual rate of 6.000%. These distributions are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on June 30, 2023. The first dividend would be a pro rata dividend from and including March 16, 2023 to and including June 30, 2023. Generally, Series B Preferred Shares are not redeemable prior to September 15, 2043.
On March 16, 2023, the Company issued 5,668,128 Series B Preferred Shares for approximately $139.6 million, to an affiliate of Personal Mini, in connection with the acquisition of a portfolio of 15 properties. As part of the acquisition transaction, the Company recorded a $26.1 million promissory note receivable from an affiliate of Personal Mini. Proceeds from the promissory note were used by the affiliate of Personal Mini to acquire $26.1 million of subordinated performance units. The promissory note bears interest at a rate equivalent to the dividends paid on 1,059,683 of the Series B Preferred Shares. As a result of these agreements, in accordance with GAAP, the $26.1 million promissory note receivable, interest income on the note receivable, $26.1 million of Series B Preferred Shares value, and dividends on such Series B Preferred Shares have been offset in the accompanying consolidated balance sheets, statements of operations, and statements of changes in equity, resulting in a net amount presented as proceeds from the issuance of Series B Preferred Shares of $113.3 million.
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
As of March 31, 2023 and December 31, 2022, units reflecting noncontrolling interests consisted of the following:

	March 31, 2023	December 31, 2022
Series A-1 preferred units	745,649	712,208
OP units	38,782,420	35,737,281
Subordinated performance units	7,532,547	8,154,524
LTIP units	756,898	728,890
DownREIT units
DownREIT OP units	2,120,491	1,924,918
DownREIT subordinated performance units	4,133,474	4,337,111
Total	54,071,479	51,594,932

Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A Preferred Shares or the issuance of Series A Preferred Shares on a one-for-one basis, subject to adjustments. The Series A Preferred Shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends beginning in October 2022. The increase in Series A-1 preferred units outstanding from December 31, 2022 to March 31, 2023 was due to the issuance of 33,441 Series A-1 preferred units in connection with the termination of a lease and the contribution of the development rights for vacant land owned by the Company at one of the Company’s self storage facilities.
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
The increase in OP units outstanding from December 31, 2022 to March 31, 2023 was due to (i) 2,545,063 OP units issued upon the non-voluntary conversion of 926,623 subordinated performance units (as discussed further below) in connection with Move It's retirement, (ii) 481,811 OP units issued upon the voluntary conversion of 397,000 subordinated performance units, (iii) the conversion of 85,696 LTIP units into an equivalent number of OP units, partially offset by the redemption of 67,431 OP units for an equal number of common shares.
The increase in DownREIT OP units outstanding from December 31, 2022 to March 31, 2023 was due to 195,573 DownREIT OP units issued upon the voluntary conversion of 203,637 DownREIT subordinated performance units.
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

The decrease in subordinated performance units outstanding from December 31, 2022 to March 31, 2023 was due to the conversion of 926,623 subordinated performance units into 2,545,063 OP units in connection with the retirement of Move It, and the voluntary conversion of 397,000 subordinated performance units into 481,811 OP units, partially offset by the issuance of 701,646 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2022 to March 31, 2023 was due to the voluntary conversion of 203,637 DownREIT subordinated performance units into 195,573 DownREIT OP units.
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
The increase in LTIP units outstanding from December 31, 2022 to March 31, 2023 was due to issuance of 113,704 compensatory LTIP units to employees, net of forfeitures, partially offset by the conversion of 85,696 LTIP units into an equivalent number of OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31, 2023	December 31, 2022
Land	$1,145,627	$1,111,326
Buildings and improvements	5,399,887	5,269,383
Furniture and equipment	11,089	10,863
Total self storage properties	6,556,603	6,391,572
Less accumulated depreciation	(824,647)	(772,661)
Self storage properties, net	$5,731,956	$5,618,911
Depreciation expense related to self storage properties amounted to $52.1 million and $46.7 million during the three months ended March 31, 2023 and 2022, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of March 31, 2023, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 104 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2023, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.

The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
ASSETS
Self storage properties, net	$1,875,028	$1,891,203
Other assets	34,630	36,873
Total assets	$1,909,658	$1,928,076
LIABILITIES AND EQUITY
Debt financing	$1,002,531	$1,002,301
Other liabilities	22,436	23,808
Equity	884,691	901,967
Total liabilities and equity	$1,909,658	$1,928,076

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Total revenue	$53,752	$48,998
Property operating expenses	15,049	13,809
Net operating income	38,703	35,189
Supervisory, administrative and other expenses	(3,529)	(3,202)
Depreciation and amortization	(17,883)	(15,382)
Interest expense	(10,411)	(10,410)
Acquisition and other expenses	(232)	(274)
Net income	$6,648	$5,921

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 16 self storage properties for $160.5 million during the three months ended March 31, 2023, all of which were acquired by the Company from its PROs. The 16 self storage property acquisitions were accounted for as asset acquisitions and accordingly, $1.0 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at an estimated value of $3.4 million, resulting in a total value of $157.1 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the three months ended March 31, 2023 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of Equity(1)	Other Liabilities	Total

March 31, 2023	16	$9,920	$150,531	$85	$160,536
(1)Value of equity represents the fair value of Series B Preferred Shares and subordinated performance units.

During the three months ended March 31, 2023, in connection with the retirement of Move It as a PRO as discussed in Note 1 and Note 3, the Company acquired Move It's rights to its asset management agreements, the Move It brand, and intellectual property for $4.7 million.
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31, 2023	December 31, 2022
Customer in-place leases, net of accumulated amortization of $5,818 and $5,004, respectively	$5,967	$5,090
Receivables:
Trade, net	13,962	13,120
PROs and other affiliates	2,463	4,175
Receivables from unconsolidated real estate ventures	4,294	5,375
Property acquisition and other deposits	200	—
Interest rate swaps	38,252	51,466
Prepaid expenses and other	12,052	26,156
Corporate furniture, equipment and other, net	2,083	1,534
Trade names	8,851	7,442
Management contracts, net of accumulated amortization of $5,736 and $5,398, respectively	15,090	12,113
Tenant reinsurance intangible, net of accumulated amortization of $2,796 and $2,466, respectively	33,270	21,575
Goodwill	8,182	8,182
Total	$144,666	$156,228
Amortization expense related to customer in-place leases amounted to $2.5 million and $10.7 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense related to management contracts amounted to $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of March 31, 2023 and December 31, 2022 is summarized as follows (dollars in thousands):

	Interest Rate(1)	March 31, 2023	December 31, 2022
Credit Facility:
Revolving line of credit	6.20%	$660,500	$496,000
Term loan A	—%	—	125,000
Term loan B	3.23%	275,000	250,000
Term loan C	3.19%	325,000	225,000
Term loan D	2.92%	275,000	175,000
Term loan E	4.91%	130,000	125,000
2023 Term loan facility	—%	—	175,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 Term loan facility	4.27%	100,000	100,000
June 2029 Term loan facility	5.37%	285,000	285,000
2026 Senior Unsecured Notes	2.16%	35,000	35,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.85%	298,428	299,570
Total principal		3,653,928	3,560,570
Unamortized debt issuance costs and debt premium, net		(10,343)	(9,391)
Total debt		$3,643,585	$3,551,179
(1)Represents the effective interest rate as of March 31, 2023. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

On January 3, 2023, the Company's operating partnership, as borrower, certain of its subsidiaries, as subsidiary guarantors, and the Company entered into a third amended and restated credit agreement with a syndicated group of lenders which expanded the total borrowing capacity of its credit facility by $405.0 million to $1.955 billion with an expansion feature to expand the total borrowing capacity to $2.5 billion. The maturity date of the revolving line of credit (the "Revolver") is now January 2027, while the total borrowing capacity of the Revolver was increased to $950.0 million from $650.0 million. In connection with the credit facility recast, the $125.0 million tranche A term loan facility (the "Term Loan A") due January 2023 was eliminated by the Company, tranche B term loan facility (the "Term Loan B") increased from $250.0 million to $275.0 million, tranche C term loan facility (the "Term Loan C") increased from $225.0 million to $325.0 million, tranche D term loan facility (the "Term Loan D") increased from $175.0 million to $275.0 million, tranche E term loan facility (the "Term Loan E") increased from $125.0 million to $130.0 million, and the Company eliminated the $175.0 million term loan facility due in June 2023. In connection with the credit facility recast, effective January 3, 2023, all of our LIBOR-based interest rate swaps were converted into SOFR-based interest rate swaps.
As of March 31, 2023, the Company had outstanding letters of credit totaling $6.2 million and would have had the capacity to borrow remaining Revolver commitments of $283.3 million while remaining in compliance with the credit facility's financial covenants. At March 31, 2023, the Company was in compliance with all such covenants.
Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2023, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2023	$75,671	$(2,193)	$73,478
2024	296,964	(2,704)	294,260
2025	327,185	(1,663)	325,522
2026	312,322	(1,357)	310,965
2027	747,869	(859)	747,010
2028	220,624	(713)	219,911
Thereafter	1,673,293	(854)	1,672,439
	$3,653,928	$(10,343)	$3,643,585

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Earnings per common share - basic and diluted
Numerator
Net income	$40,392	$44,786
Net income attributable to noncontrolling interests	(11,433)	(19,558)
Net income attributable to National Storage Affiliates Trust	28,959	25,228
Distributions to preferred shareholders	(3,962)	(3,279)
Distributed and undistributed earnings allocated to participating securities	(17)	(14)
Net income attributable to common shareholders - basic	24,980	21,935
Effect of assumed conversion of dilutive securities	11,305	—
Net income attributable to common shareholders - diluted	$36,285	$21,935

Denominator
Weighted average shares outstanding - basic	89,499	91,323
Effect of dilutive securities:
Weighted average OP units outstanding	38,736	—
Weighted average DownREIT OP unit equivalents outstanding	2,120	—
Weighted average LTIP units outstanding	76	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	18,191	—
Weighted average shares outstanding - diluted	148,622	91,323

Earnings per share - basic	$0.28	$0.24
Earnings per share - diluted	$0.24	$0.24

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2023, 504,004 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the three months ended March 31, 2023, 252,894 LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended March 31, 2023 and 2022, the Company incurred $5.2 million and $5.3 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended March 31, 2023 and 2022, the Company incurred $6.5 million and $7.0 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.

Due Diligence Costs
During the three months ended March 31, 2023 and 2022, the Company incurred $0 and $0.2 million of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
PRO Retirement
In connection with the retirement of Move It as a PRO as discussed in Note 1, Note 3, and Note 6, effective as of January 1, 2023, 926,623 Series MI subordinated performance units converted into 2,545,063 OP units as a non-voluntary conversion. Of these, (i) Mr. Nordhagen, our vice chair, received 448,047 OP units upon conversion of 163,128 Series MI subordinated performance units and (ii) Mr. Cramer, our president and chief executive officer, received 204,943 OP units upon the conversion of 74,617 Series MI subordinated performance units.
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
12. FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
The Company sometimes limits its exposure to interest rate fluctuations by entering into interest rate swap agreements. The interest rate swap agreements moderate the Company's exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. The Company does not use derivatives for trading or speculative purposes. The Company measures its interest rate swap derivatives at fair value on a recurring basis. The changes in the fair value of derivatives designated and that qualify as cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified into earnings in the period that the hedged transaction affects earnings.
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of March 31, 2023
Interest Rate Swaps	17	$1,410,000	$38,036	$(7,288)
Forward Starting Swaps	3	75,000	216	(695)

As of December 31, 2022
Interest Rate Swaps	19	$1,410,000	$51,466	$(483)

The following table presents the effect of our derivative instruments on our consolidated financial statements (dollars in thousands):

Fair value at December 31, 2021	$(33,757)
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	4,974
Unrealized gains on interest rate swaps included in accumulated other comprehensive income (loss)	38,608
Fair value at March 31, 2022	$9,825

Fair value at December 31, 2022	$50,983
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(7,761)
Unrealized losses on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	(12,953)
Fair value at March 31, 2023	$30,269
As of March 31, 2023 and December 31, 2022, the Company had outstanding interest rate swaps with aggregate current notional amounts of $1,410.0 million and $1,410.0 million, respectively, designated as cash flow hedges. As of March 31, 2023, the Company's swaps had a weighted average remaining term of approximately 3.2 years.
In connection with our anticipated issuance of fixed rate unsecured notes in the second quarter of 2023, we entered into $50.0 million of forward starting interest rate swaps on March 16, 2023, and a $25.0 million forward starting interest rate swap on March 24, 2023, locking the interest rate of compounded SOFR at 3.25% through April 5, 2023. These interest rate swaps have been designated as cash flow hedges. The fair value of the compounded SOFR swaps are included in unrealized (loss) gain on derivative instruments in comprehensive income (loss) and will be reclassified into interest expense over 10 years, which is the term of anticipated unsecured fixed rate debt including any replacement debt thereof. Amounts reported in accumulated other comprehensive (loss) income will be reclassified into interest expense as interest payments are made on the anticipated debt.
The fair value of these swaps are presented as interest rate swap assets and liabilities in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at March 31, 2023 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $28.2 million of the unrealized gains and losses included in accumulated other comprehensive income (loss).
There were no transfers between levels of the three-tier fair value measurement hierarchy during the three months ended March 31, 2023 and 2022. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including SOFR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include SOFR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2023, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at March 31, 2023 and December 31, 2022, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at March 31, 2023 and December 31, 2022 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
The fair values of fixed rate private placement notes and mortgages were estimated using the discounted estimated future cash payments to be made on such debt; the discount rates used approximated current market rates for loans, or groups of loans, with similar maturities and credit quality (categorized within Level 2 of the fair value hierarchy).
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Liabilities
Private Placement Notes	$1,230,000	$1,230,000	$1,025,108	$1,014,153
Mortgage Notes	298,428	299,570	285,446	282,758
(1) Carrying value represents the principal balance outstanding

13. SUBSEQUENT EVENTS
Private Placement Debt Agreement
On April 27, 2023, the operating partnership as issuer, and the Company entered into a note purchase agreement which provides for the private placement of $120.0 million of senior unsecured notes due July 5, 2028, with an effective interest rate of 5.75%, after taking into account the effect of interest rate swaps. The private placement closed on the same day.

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
•impacts from adverse developments affecting the financial services industry, whether actual or perceived, such as events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional parties, that could adversely affect our financial condition or results of operations;
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the other documents we file from time to time with the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our vice chair of the board of trustees and former chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our PROs, with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' managed portfolios. This structure offers our PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Over time, largely through our unconsolidated real estate ventures and internalization of three of our PROs, SecurCare, Northwest and, Move It, we have developed a full service internally-staffed property management platform to complement our PRO structure.

Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of a majority of our consolidated properties and our unconsolidated real estate ventures. As of March 31, 2023, our property management platform managed and controlled 619 of our consolidated properties and 185 of our unconsolidated real estate venture properties. The properties are managed by us under the brands of iStorage, Move It, Northwest and SecurCare.
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
As of March 31, 2023, the Company had eight PROs: Optivest, Guardian, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of March 31, 2023, we owned a geographically diversified portfolio of 932 self storage properties, located in 39 states and Puerto Rico, comprising approximately 59.3 million rentable square feet, configured in approximately 461,000 storage units. Of these properties, 317 were acquired by us from our current and former PROs, 614 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the three months ended March 31, 2023, we acquired 16 self storage properties for $160.5 million, comprising approximately 960,000 rentable square feet, configured in approximately 7,900 storage units. Of these acquisitions, all were acquired from our PROs.

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
2018 Joint Venture
As of March 31, 2023, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 104 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2023, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 16 self storage properties during the three months ended March 31, 2023 and 45 self storage properties during the year ended December 31, 2022. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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
Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change

Rental revenue	$194,129	$174,469	$19,660
Other property-related revenue	6,807	6,166	641
Management fees and other revenue	7,057	6,549	508
Total revenue	207,993	187,184	20,809
Property operating expenses	56,483	49,358	7,125
General and administrative expenses	14,821	13,966	855
Depreciation and amortization	55,458	58,072	(2,614)
Other	1,173	470	703
Total operating expenses	127,935	121,866	6,069
Other (expense) income
Interest expense	(37,948)	(22,647)	(15,301)
Loss on early extinguishment of debt	(758)	—	(758)
Equity in earnings of unconsolidated real estate ventures	1,678	1,494	184
Acquisition costs	(844)	(553)	(291)
Non-operating expense	(598)	(112)	(486)
Gain on sale of self storage properties	—	2,134	(2,134)
Other expense, net	(38,470)	(19,684)	(18,786)
Income before income taxes	41,588	45,634	(4,046)
Income tax expense	(1,196)	(848)	(348)
Net income	40,392	44,786	(4,394)
Net income attributable to noncontrolling interests	(11,433)	(19,558)	8,125
Net income attributable to National Storage Affiliates Trust	28,959	25,228	3,731
Distributions to preferred shareholders	(3,962)	(3,279)	(683)
Net income attributable to common shareholders	$24,997	$21,949	$3,048
Total Revenue
Our total revenue increased by $20.8 million, or 11.1%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase was primarily attributable to incremental revenue from 49 self storage properties acquired between April 1, 2022 and March 31, 2023 (partially offset by the disposition of one self storage property), and increases in management fees and other revenue from our unconsolidated real estate ventures. Total revenue increased despite a decrease in total portfolio average occupancy from 92.5% for the three months ended March 31, 2022 to 88.6% for the three months ended March 31, 2023. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $19.7 million, or 11.3%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. The increase in rental revenue was primarily attributable to incremental rental revenue of $10.3 million from 33 self storage properties acquired between April 1, 2022 and December 31, 2022 and $0.8 million from 16 self storage properties acquired during the three months ended March 31, 2023. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $13.65, for the three months ended March 31, 2022 to $14.97, or 12.9%, for the three months ended March 31, 2023, driven primarily by increased contractual lease rates for in-place tenants.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related fees and sales of storage supplies. Other property-related revenue increased by $0.6 million, or 10.4%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022. This increase primarily resulted from incremental other property-related revenue of $0.3 million from 33 self storage properties acquired between April 1, 2022 and December 31, 2022.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $7.1 million for the three months ended March 31, 2023, compared to $6.5 million for the three months ended March 31, 2022, an increase of $0.5 million. This increase was primarily attributable to increased property management fees due to growth in unconsolidated real estate venture revenue.
Property Operating Expenses
Property operating expenses were $56.5 million for the three months ended March 31, 2023 compared to $49.4 million for the three months ended March 31, 2022, an increase of $7.1 million, or 14.4%. The increase in property operating expenses primarily attributable to incremental property operating expenses of $3.4 million from 33 self storage properties acquired between April 1, 2022 and December 31, 2022 and $0.2 million from 16 self storage properties acquired during the three months ended March 31, 2023.
General and Administrative Expenses
General and administrative expenses increased $0.9 million, or 6.1%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was primarily attributable to increases in personnel and professional services costs.
Depreciation and Amortization
Depreciation and amortization decreased $2.6 million, or 4.5%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This decrease was primarily attributable to amortization expense for customer in-place leases decreasing from $10.7 million for the three months ended March 31, 2022 to $2.5 million for the three months ended March 31, 2023, and partially offset by the incremental depreciation expense related to the 49 self storage properties acquired between April 1, 2022 and March 31, 2023.
Other
Other expenses increased $0.7 million, or 149.6%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs and our reserves for casualty-related expenses and losses, each resulting from continued growth in our portfolio.
Interest Expense
Interest expense increased $15.3 million, or 67.6%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in interest expense was primarily attributable to additional borrowings consisting of (i) the January 2022 issuance of $125.0 million of 2.96% senior unsecured notes due November 30, 2033, (ii) the June 2022 issuance of $285.0 million of term loan debt due June 24, 2029 with an effective interest rate of 5.37% as of March 31, 2023, (iii) the September 2022 issuance of $200.0 million of 5.06% senior unsecured notes due November 16, 2032, and (iv) an increase in average borrowings outstanding under our revolving line of credit with an effective interest rate of 6.20% as of March 31, 2023.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was $0.8 million for the three months ended March 31, 2023. During the three months ended March 31, 2023, in connection with an amendment to our credit facility, two of the lenders that were included in the syndicated group of lenders prior to the amendment are no longer participating lenders following the amendment, which constitutes an extinguishment of debt for accounting purposes. Additionally, in connection with the amendment we retired two term loans prior to their contractual maturity. Loss on early extinguishment of debt includes costs incurred related to these extinguishments, and the write off of $0.4 million of unamortized debt issuance costs related to the retired term loans or attributed to the entities no longer included in the lender syndicate.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended March 31, 2023, we recorded $1.7 million of equity in earnings from our unconsolidated real estate ventures compared to $1.5 million of earnings for the three months ended March 31, 2022.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $11.4 million for the three months ended March 31, 2023, compared to $19.6 million for the three months ended March 31, 2022.
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
The following table presents a reconciliation of net income to FFO and Core FFO for the three months ended March 31, 2023 and 2022 (in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2023	2022
Net income	$40,392	$44,786
Add (subtract):
Real estate depreciation and amortization	55,152	57,759
Company's share of unconsolidated real estate venture real estate depreciation and amortization	4,471	3,846
Gain on sale of self storage properties	—	(2,134)
Distributions to preferred shareholders and unitholders	(3,962)	(3,552)
FFO attributable to subordinated performance unitholders(1)	(11,787)	(13,849)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	84,266	86,856
Add:
Acquisition costs	844	553
Loss on early extinguishment of debt	758	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$85,868	$87,409

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	89,499	91,323
Weighted average restricted common shares outstanding	25	28
Weighted average OP units outstanding	38,736	35,351
Weighted average DownREIT OP unit equivalents outstanding	2,120	1,925
Weighted average LTIP units outstanding	551	603
Total weighted average shares and units outstanding - FFO and Core FFO	130,931	129,230

FFO per share and unit	$0.64	$0.67
Core FFO per share and unit	$0.66	$0.68

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

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Earnings per share - diluted	$0.24	$0.24
Impact of the difference in weighted average number of shares(1)	0.04	(0.07)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	0.15
Add real estate depreciation and amortization	0.42	0.45
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.03	0.03
Subtract gain on sale of self storage properties	—	(0.02)
FFO attributable to subordinated performance unitholders	(0.09)	(0.11)
FFO per share and unit	0.64	0.67
Add acquisition costs	0.01	0.01
Add loss on early extinguishment of debt	0.01	—
Core FFO per share and unit	$0.66	$0.68

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
As of March 31, 2023, our same store portfolio consisted of 834 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Rental revenue
Same store portfolio	$177,667	$168,047	$9,620
Non-same store portfolio	16,462	6,422	10,040
Total rental revenue	194,129	174,469	19,660
Other property-related revenue
Same store portfolio	6,248	5,886	362
Non-same store portfolio	559	280	279
Total other property-related revenue	6,807	6,166	641
Property operating expenses
Same store portfolio	50,420	46,547	3,873
Non-same store portfolio	6,063	2,886	3,177
Prior period comparability adjustment	—	(75)	75
Total property operating expenses	56,483	49,358	7,125
Net operating income
Same store portfolio	133,495	127,386	6,109
Non-same store portfolio	10,958	3,891	7,067
Total net operating income	$144,453	$131,277	$13,176
Rental Revenue
Same store portfolio rental revenues increased $9.6 million, or 5.7%, due to a 10.1% increase, from $13.74 to $15.13, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet for the three months ended March 31, 2023, driven primarily by increased contractual lease rates for in-place tenants partially offset by a decrease in average occupancy from 93.5% for the three months ended March 31, 2022 to 89.7% for the three months ended March 31, 2023.
Other Property-Related Revenue
Same store other property-related revenue increased by $0.4 million, or 6.2%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.
Property Operating Expenses
Same store property operating expenses were $50.4 million for the three months ended March 31, 2023 compared to $46.5 million for the three months ended March 31, 2022, an increase of $3.9 million, or 8.3%. The increase in same store property operating expenses was a result of increases in property tax expense, utilities and marketing costs during the three months ended March 31, 2023.

The following table presents a reconciliation of net income to NOI for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$40,392	$44,786
(Subtract) Add:
Management fees and other revenue	(7,057)	(6,549)
General and administrative expenses	14,821	13,966
Other	1,173	470
Depreciation and amortization	55,458	58,072
Interest expense	37,948	22,647
Equity in earnings of unconsolidated real estate ventures	(1,678)	(1,494)
Loss on early extinguishment of debt	758	—
Acquisition costs	844	553
Income tax expense	1,196	848
Gain on sale of self storage properties	—	(2,134)
Non-operating expense	598	112
Net Operating Income	$144,453	$131,277
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about our 2018 Joint Venture and 2016 Joint Venture see Note 5 to the condensed consolidated financial statements in Item 1.
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense and the Company's share of unconsolidated real estate venture depreciation and amortization. We define Adjusted EBITDA as EBITDA plus acquisition costs, equity-based compensation expense, losses on sale of properties, impairment of long-lived assets, and casualty-related expenses, minus gains on sale of properties and debt forgiveness, and after adjustments for unconsolidated partnerships and joint ventures. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net income	$40,392	$44,786
Add:
Depreciation and amortization	55,458	58,072
Company's share of unconsolidated real estate venture depreciation and amortization	4,471	3,846
Interest expense	37,948	22,647
Income tax expense	1,196	848
Loss on early extinguishment of debt	758	—
EBITDA	140,223	130,199
Add:
Acquisition costs	844	553
Gain on sale of self storage properties	—	(2,134)
Equity-based compensation expense(1)	1,649	1,544
Adjusted EBITDA	$142,716	$130,162

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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. During the last year, the Federal Reserve Board has raised interest rates from historically low levels and has signaled an intention to continue to do so until current inflation levels re-align with the Federal Reserve Board's long-term inflation target. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At March 31, 2023, we had $44.3 million in cash and cash equivalents and $7.5 million of restricted cash, an increase in cash and cash equivalents of $9.0 million and an increase in restricted cash of $0.6 million from December 31, 2022. Restricted cash primarily consists of escrowed funds deposited with financial institutions resulting from property sales for which we elected to purchase replacement property in accordance with Section 1031 of the Code, and for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $109.8 million for the three months ended March 31, 2023 compared to $110.1 million for the three months ended March 31, 2022, an decrease of $0.3 million. Our operating cash flow decreased primarily due to higher cash payments for interest expense. The decrease in our operating cash flows was partially offset by the 33 self storage properties acquired between April 1, 2022 and December 31, 2022 that generated cash flow for the entire three months ended March 31, 2023, and an additional 16 self storage properties acquired during the three months ended March 31, 2023.
Investing Activities
Cash used in investing activities was $36.2 million for the three months ended March 31, 2023 compared to $83.5 million for the three months ended March 31, 2022. The primary uses of cash for the three months ended March 31, 2023 were for our acquisition of 16 self storage properties for cash consideration of $9.9 million, our acquisition of management company assets and an interest in a reinsurance company from Move It of $16.9 million, capital expenditures of $8.5 million, and deposits for potential acquisitions of $0.2 million.
Capital expenditures totaled $8.5 million and $8.2 million during the three months ended March 31, 2023 and 2022, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2023 and 2022, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Recurring capital expenditures	$3,017	$2,239
Value enhancing capital expenditures	1,293	2,241
Acquisitions capital expenditures	3,677	3,451
Total capital expenditures	7,987	7,931
Change in accrued capital spending	463	282
Capital expenditures per statement of cash flows	$8,450	$8,213

Financing Activities
Cash used in our financing activities was $63.9 million for the three months ended March 31, 2023 compared to $25.3 million for the three months ended March 31, 2022. Our primary uses of financing cash flows for the three months ended March 31, 2023 were for principal payments on existing debt of $102.6 million (which included $101.5 million of principal repayments under the Revolver and $1.1 million of fixed rate mortgage principal payments), common share repurchases of $69.3 million, distributions to noncontrolling interests of $34.5 million, payments of dividends to common shareholders of $48.8 million and distributions to preferred shareholders of $3.7 million. Our sources of financing cash flows for the three months ended March 31, 2023 primarily consisted of $196.0 million of borrowings under our Revolver.
Credit Facility and Term Loan Facilities
On January 3, 2023, we entered into a third amended and restated credit agreement which expands the total borrowing capacity of our credit facility by $405.0 million to $1.955 billion with an expansion option to expand the total borrowing capacity to $2.5 billion. The maturity date of the Revolver is now January 2027 versus the previous maturity date of January 2024, while the total borrowing capacity of the Revolver increased to $950.0 million from $650.0 million. In connection with the credit facility recast the $125.0 million Term Loan A due January 2023 was eliminated by us, Term Loan B increased from $250.0 million to $275.0 million, Term Loan C increased from $225.0 million to $325.0 million, Term Loan D increased from $175.0 million to $275.0 million, and Term Loan E increased from $125.0 million to $130.0 million. The Revolver matures in January 2027; provided that we may elect to extend the maturity to July 2028 by paying an extension fee of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan B matures in July 2024, provided that we have the option to elect to extend the maturity to January 2025, subject to certain conditions being met and payment of an extension fee of 0.0625% of the amount of the Term Loan B, the Term Loan C matures in January 2025, the Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan B, Term Loan C, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity.
As of March 31, 2023, $275.0 million was outstanding under the Term Loan B with an effective interest rate of 3.23%, $325.0 million was outstanding under the Term Loan C with an effective interest rate of 3.19%, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 2.92% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.91%. As of March 31, 2023, we would have had the capacity to borrow remaining Revolver commitments of $283.3 million while remaining in compliance with the credit facility's financial covenants.
In connection with the credit facility recast on January 3, 2023, the Company retired the $175.0 million term loan facility due in June 2023.

We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of March 31, 2023 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of March 31, 2023 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of March 31, 2023 the June 2029 Term Loan Facility had a variable effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
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

Equity Transactions
Issuance of Preferred Shares
On March 16, 2023, the Company issued 5,668,128 Series B Preferred Shares for approximately $139.6 million, to an affiliate of Personal Mini, in connection with the acquisition of a portfolio of 15 properties. As part of the acquisition transaction, the Company recorded a $26.1 million promissory note receivable from an affiliate of Personal Mini. Proceeds from the promissory note were used by the affiliate of Personal Mini to acquire $26.1 million of subordinated performance units. The promissory note bears interest at a rate equivalent to the dividends paid on 1,059,683 of the Series B Preferred Shares. As a result of these agreements, the $26.1 million promissory note receivable, interest income on the note receivable, $26.1 million of Series B Preferred Shares value, and dividends on such Series B Preferred Shares have been offset, resulting in a net amount presented as proceeds from the issuance of Series B Preferred Shares of $113.3 million.
Issuance of Common Shares
During the three months ended March 31, 2023, after receiving notices of redemption from certain OP unitholders, we elected to issue 67,431 common shares to such holders in exchange for 67,431 OP units in satisfaction of the operating partnership's redemption obligations.
Common Share Repurchases
During the three months ended March 31, 2023, we repurchased 1,622,874 common shares for approximately $69.3 million.
Issuance of OP Equity
In connection with the 16 properties acquired during the three months ended March 31, 2023, we issued $37.3 million of OP equity (consisting of 701,646 subordinated performance units).
During the three months ended March 31, 2023, we also issued (i) 2,545,063 OP units upon the non-voluntary conversion of 926,623 subordinated performance units in connection with Move It's retirement, (ii) 481,811 OP units upon the conversion of 397,000 subordinated performance units and (iii) 85,696 OP units upon the conversion of an equivalent number of LTIP units.
During the three months ended March 31, 2023, we issued 195,573 DownREIT OP units issued upon the voluntary conversion of 203,637 DownREIT subordinated performance units.
Dividends and Distributions
On February 22, 2023, our board of trustees declared a cash dividend and distribution, respectively, of $0.55 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2023. On February 22, 2023, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 15, 2023. On March 15, 2023, our board of trustees declared cash distributions of $11.8 million, in aggregate, to subordinated performance unitholders of record as of March 15, 2023. Such dividends and distributions were paid on March 30, 2023.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of March 31, 2023, our operating partnership had an aggregate of $3,009.9 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of March 31, 2023, an aggregate of $192.5 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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

Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of March 31, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of March 31, 2023, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of March 31, 2023, we had $715.5 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (currently one-month SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $7.2 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC under the heading Item 1A. "Risk Factors" beginning on page 17, which is accessible on the SEC's website at www.sec.gov.
With the exception of the risk factor set forth below, which updates and supplements the risk factors disclosed in our 2022 Form 10-K, there have been no material changes to the risk factors disclosed in our 2022 Form 10-K.
Adverse developments affecting the financial services industry, whether actual or perceived, such as events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional parties, could adversely affect our financial condition or our results of operations.
We maintain our cash assets at commercial banks in the United States in amounts in excess of the Federal Deposit Insurance Corporation insurance limit of $250,000 and have entered into or may in the future enter into credit agreements, letters of credit and other financial instruments with one or more lenders or other counterparties. In the event any bank at which we maintain our deposits or any lender or such other counterparty fails, is or was to be placed into receivership or suffers or is perceived to be in similar economic distress, we may be unable to access our cash assets or funds at such institutions, which could adversely affect our financial condition and our results of operations. In addition, if any of our customers, tenants, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties' ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
To the extent such adverse developments adversely affect our business and financial results, they may also have the effect of heightening many of the other risks described in the Risk Factors section in the Annual Report, such as those relating to economic or other conditions in the markets in which we do business, changes in interest rates, our ability to obtain debt financing, our dependence on external sources of capital and our ability to pay dividends.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2023, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 67,431 common shares to satisfy redemption requests from certain limited partners.
On February 21, 2023, the operating partnership issued 276,980 subordinated performance units to an affiliate of Guardian, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On March 16, 2023, the operating partnership issued 424,666 subordinated performance units to an affiliate of Personal Mini, one of the Company's existing PROs, as partial consideration for the acquisition of self storage properties.
Effective as of January 1, 2023, in connection with the retirement of Move It, as described above in this Form 10-Q, 926,623 Series MI subordinated performance units converted into 2,545,063 OP units as a non-voluntary conversion in connection with Move It's retirement. Of these, (i) Mr. Nordhagen, our vice chair, received 448,047 OP units upon conversion of 163,128 Series MI subordinated performance units and (ii) Mr. Cramer, our president and chief executive officer, received 204,943 OP units upon the conversion of 74,617 Series MI subordinated performance units. Also, effective as of January 1, 2023, a company owned and controlled by Mark Van Mourick, one of our trustees, received 95,036 OP units upon a voluntary conversion of 32,796 Series OV subordinated performance units.

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
As of May 1, 2023, other than those OP units held by the Company, after reflecting the transactions described herein, 41,652,309 OP units of its operating partnership were outstanding (including 756,898 outstanding LTIP units in the operating partnership and 2,120,491 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions) and 11,666,021 subordinated performance units (including 4,133,474 subordinated performance units in certain subsidiaries of the operating partnership ("DownREIT subordinated performance units").
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares. The table below summarizes all of our repurchases of common shares during three months ended March 31, 2023:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1 - January 31, 2023	—	$—	—	$310,038,724
February 1 - February 28, 2023	—	—	—	310,038,724
March 1 - March 31, 2023	1,622,874	42.65	1,622,874	240,819,102
Total/Weighted Average	1,622,874	$42.65	1,622,874	$240,819,102

Use of Proceeds
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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A, filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

3.5
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

3.6
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)

3.7
Articles Supplementary designating the Series B Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 23, 2023, is incorporated herein by this reference)

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

4.3
Description of Common Shares of Beneficial Interest and 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (Exhibit 4.3 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2020, is incorporated herein by this reference)

10.1*
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

10.2*	Partnership Unit Designation of Series B Preferred Units of NSA OP, LP
10.3*	Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Arlen D. Nordhagen
10.4*	Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Tamara D. Fischer
10.5*	Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and David Cramer
10.6*	Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Brandon S. Togashi
10.7*	Employment Agreement dated as of January 1, 2023 by and between National Storage Affiliates Trust and Tiffany S. Kenyon
10.8*	Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Derek Bergeon

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Storage Affiliates Trust

By:	/s/ DAVID CRAMER
David Cramer
president and chief executive officer
(principal executive officer)

By:	/s/ BRANDON S. TOGASHI
Brandon S. Togashi
chief financial officer
(principal accounting and financial officer)
Date: May 2, 2023