Form 10-Q
period 2023-06-30
National Storage Affiliates Trust
filed 2023-08-08
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Yes ☐  No ☒
As of August 7, 2023, 89,237,894 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Real estate
Self storage properties	$6,579,167	$6,391,572
Less accumulated depreciation	(877,707)	(772,661)
Self storage properties, net	5,701,460	5,618,911
Cash and cash equivalents	44,022	35,312
Restricted cash	3,299	6,887
Debt issuance costs, net	9,607	1,393
Investment in unconsolidated real estate ventures	219,060	227,441
Other assets, net	160,618	156,228
Operating lease right-of-use assets	23,325	23,835
Total assets	$6,161,391	$6,070,007
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,639,547	$3,551,179
Accounts payable and accrued liabilities	87,007	80,377
Interest rate swap liabilities	—	483
Operating lease liabilities	25,314	25,741
Deferred revenue	25,122	23,213
Total liabilities	3,776,990	3,680,993
Commitments and contingencies (Note 11)
Equity
Series A Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 9,017,588 and 9,017,588 issued and outstanding at June 30, 2023 and December 31, 2022, respectively, at liquidation preference	225,439	225,439
Series B Preferred shares of beneficial interest, par value $0.01 per share. 7,000,000 authorized, 5,668,128 issued and outstanding at June 30, 2023 (Note 3)	115,212	—
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 88,649,794 and 89,842,145 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	886	898
Additional paid-in capital	1,692,741	1,777,984
Distributions in excess of earnings	(445,813)	(396,650)
Accumulated other comprehensive income	36,906	40,530
Total shareholders' equity	1,625,371	1,648,201
Noncontrolling interests	759,030	740,813
Total equity	2,384,401	2,389,014
Total liabilities and equity	$6,161,391	$6,070,007
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Rental revenue	$199,311	$184,636	$393,440	$359,105
Other property-related revenue	7,613	6,341	14,420	12,507
Management fees and other revenue	8,587	7,913	15,644	14,462
Total revenue	215,511	198,890	423,504	386,074
OPERATING EXPENSES
Property operating expenses	57,094	53,188	113,577	102,546
General and administrative expenses	14,404	14,702	29,225	28,668
Depreciation and amortization	56,705	57,891	112,163	115,963
Other	3,220	525	4,393	995
Total operating expenses	131,423	126,306	259,358	248,172
OTHER (EXPENSE) INCOME
Interest expense	(39,693)	(24,448)	(77,641)	(47,095)
Loss on early extinguishment of debt	—	—	(758)	—
Equity in earnings of unconsolidated real estate ventures	1,861	1,962	3,539	3,456
Acquisition costs	(239)	(682)	(1,083)	(1,235)
Non-operating income (expense)	196	(261)	(402)	(373)
Gain on sale of self storage properties	—	—	—	2,134
Other expense	(37,875)	(23,429)	(76,345)	(43,113)
Income before income taxes	46,213	49,155	87,801	94,789
Income tax expense	(737)	(730)	(1,933)	(1,578)
Net income	45,476	48,425	85,868	93,211
Net income attributable to noncontrolling interests	(16,028)	(23,387)	(27,461)	(42,945)
Net income attributable to National Storage Affiliates Trust	29,448	25,038	58,407	50,266
Distributions to preferred shareholders	(5,119)	(3,382)	(8,799)	(6,661)
Net income attributable to common shareholders	$24,329	$21,656	$49,608	$43,605

Earnings per share - basic and diluted	$0.28	$0.24	$0.56	$0.48

Weighted average shares outstanding - basic and diluted	88,312	91,541	88,902	91,433

Dividends declared per common share	$0.56	$0.55	$1.11	$1.05

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$45,476	$48,425	$85,868	$93,211
Other comprehensive income (loss)
Unrealized gain on derivative contracts	28,226	14,556	15,273	53,164
Realized loss on derivative contracts	(1,643)	—	(1,643)	—
Reclassification of other comprehensive (income) loss to interest expense	(9,460)	3,286	(17,221)	8,260
Other comprehensive income (loss)	17,123	17,842	(3,591)	61,424
Comprehensive income	62,599	66,267	82,277	154,635
Comprehensive income attributable to noncontrolling interests	(21,493)	(28,608)	(26,374)	(60,949)
Comprehensive income attributable to National Storage Affiliates Trust	$41,106	$37,659	$55,903	$93,686

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2022	9,017,588	$225,439	89,842,145	$898	$1,777,984	$(396,650)	$40,530	$740,813	$2,389,014
Issuance of preferred shares	5,668,128	115,212	—	—	(1,938)	—	—	—	113,274
OP equity issued:
Acquisition of properties	—	—	—	—	—	—	—	37,257	37,257
Issuance of Series A-1 preferred units	—	—	—	—	—	—	—	750	750
Redemptions of OP Units	—	—	67,431	1	1,093	—	30	(1,124)	—
Repurchase of common shares	—	—	(1,622,874)	(16)	(69,295)	—	—	—	(69,311)
Effect of changes in ownership for consolidated entities	—	—	—	—	(18,720)	—	(1,245)	19,965	—
Equity-based compensation expense	—	—	—	—	101	—	—	1,548	1,649
Issuance of restricted common shares	—	—	12,417	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(2,977)	—	(89)	—	—	—	(89)
Preferred share dividends	—	—	—	—	—	(3,962)	—	—	(3,962)
Common share dividends	—	—	—	—	—	(48,755)	—	—	(48,755)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(34,431)	(34,431)
Other comprehensive (loss)	—	—	—	—	—	—	(14,162)	(6,552)	(20,714)
Net income	—	—	—	—	—	28,959	—	11,433	40,392
Balances, March 31, 2023	14,685,716	$340,651	88,296,142	$883	$1,689,136	$(420,408)	$25,153	$769,659	$2,405,074
OP equity issued:
Acquisition of properties	—	—	—	—	—	—	—	5,577	5,577
Redemptions of OP Units	—	—	354,936	3	5,530	—	113	(5,646)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(1,833)	—	(18)	1,851	—
Equity-based compensation expense	—	—	—	—	125	—	—	1,552	1,677
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Issuance of restricted common shares	—	—	439	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(1,723)	—	(217)	—	—	—	(217)
Preferred share dividends	—	—	—	—	—	(5,402)	—	—	(5,402)
Common share dividends	—	—	—	—	—	(49,451)	—	—	(49,451)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(35,456)	(35,456)
Other comprehensive income	—	—	—	—	—	—	11,658	5,465	17,123
Net income	—	—	—	—	—	29,448	—	16,028	45,476
Balances, June 30, 2023	14,685,716	$340,651	88,649,794	$886	$1,692,741	$(445,813)	$36,906	$759,030	$2,384,401
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$85,868	$93,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,163	115,963
Amortization of debt issuance costs	3,235	2,116
Amortization of debt discount and premium, net	(292)	(346)
Other	969	—
Gain on sale of self storage properties	—	(2,134)
Equity-based compensation expense	3,326	3,124
Equity in earnings of unconsolidated real estate ventures	(3,539)	(3,456)
Distributions from unconsolidated real estate ventures	11,921	10,905
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(2,729)	(282)
Accounts payable and accrued liabilities	5,979	7,133
Deferred revenue	1,284	809
Net Cash Provided by Operating Activities	218,185	227,043
INVESTING ACTIVITIES
Acquisition of self-storage properties	(18,087)	(174,951)
Capital expenditures	(17,933)	(20,333)
Investment in unconsolidated real estate venture	—	(53,335)
Deposits and advances for self storage properties and other acquisitions	—	(1,925)
Expenditures for corporate furniture, equipment and other	(678)	(548)
Acquisition of management company assets and interest in reinsurance company from PRO retirement	(16,924)	—
Proceeds from sale of self storage properties	—	6,166
Net Cash Used In Investing Activities	(53,622)	(244,926)
FINANCING ACTIVITIES
Borrowings under debt financings	449,000	864,000
Repurchase of common shares	(69,311)	—
Principal payments under debt financings	(359,496)	(661,163)
Payment of dividends to common shareholders	(98,206)	(96,176)
Payment of dividends to preferred shareholders	(9,364)	(6,661)
Distributions to noncontrolling interests	(69,969)	(69,841)
Debt issuance costs	(2,095)	(3,763)
Equity offering costs	—	(772)
Net Cash (Used In) Provided By Financing Activities	(159,441)	25,624
Increase in Cash, Cash Equivalents and Restricted Cash	5,122	7,741
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	42,199	27,875
End of period	$47,321	$35,616

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$64,536	$44,102
Consideration exchanged in investment activity
Issuance of OP Units and subordinated performance units	42,834	33,731
Issuance of Series B preferred shares	113,274	—
Deposits on acquisitions applied to purchase price	—	800
Other net liabilities assumed	119	973

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
The Company owned 932 consolidated self storage properties in 39 states and Puerto Rico with approximately 59.4 million rentable square feet in approximately 462,000 storage units as of June 30, 2023. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). As of June 30, 2023, the Company directly managed 603 of these self storage properties through its corporate brands of iStorage, SecurCare, Northwest and Move It, and the PROs managed the remaining 329 self storage properties. These PROs are Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In") and Blue Sky Self Storage, LLC, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
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
As of June 30, 2023, the Company also managed through its property management platform an additional portfolio of 185 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 13.5 million rentable square feet, configured in approximately 111,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of June 30, 2023, in total, the Company operated and held ownership interests in 1,117 self storage properties located across 42 states and Puerto Rico with approximately 72.8 million rentable square feet in approximately 573,000 storage units.

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
As of June 30, 2023, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 48 self storage properties. The net book value of the real estate owned by these VIEs was $409.0 million and $412.9 million as of June 30, 2023 and December 31, 2022, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $188.7 million as of June 30, 2023 and December 31, 2022, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended June 30, 2023 and 2022, the Company recognized $6.1 million and $4.9 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the six months ended June 30, 2023 and 2022, the Company recognized $11.6 million and $9.8 million, respectively, of tenant insurance and tenant warranty protection plan revenues.

The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended June 30, 2023 and 2022, the Company recognized retail sales of $0.7 million and $0.7 million, respectively and during the six months ended June 30, 2023 and 2022, the Company recognized retail sales of $1.3 million and $1.3 million, respectively.
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
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended June 30, 2023 and 2022, the Company recognized property management fees, call center fees and platform fees of $4.2 million and $4.1 million, respectively and during the six months ended June 30, 2023 and 2022, the Company recognized property management fees, call center fees and platform fees of $8.4 million and $7.9 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended June 30, 2023 and 2022, the Company recognized acquisition fees of $0 and $0.9 million, respectively and during the six months ended June 30, 2023 and 2022, the Company recognized acquisition fees of $0 and $1.1 million, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in both of the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended June 30, 2023 and 2022, the Company recognized $4.3 million and $2.8 million, respectively, of revenue related to these activities and during the six months ended June 30, 2023 and 2022, the Company recognized $7.1 million and $5.2 million, respectively, of revenue related to these activities.
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
During the six months ended June 30, 2023, the Company did not sell any shares through the ATM program. As of June 30, 2023, the Company had $169.1 million of capacity remaining under its ATM Program.

Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares of beneficial interest from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the six months ended June 30, 2023 the Company repurchased 1,622,874 common shares for approximately $69.3 million.
Series B Preferred Shares
On March 15, 2023, the Company classified 7,000,000 of the Company's authorized but unissued preferred shares of beneficial interest as 6.000% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"). The Series B Preferred Shares rank senior to the Company’s common shares of beneficial interest, and on parity with the Company’s 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest (“Series A Preferred Shares”) and any future equity shares that the Company may later authorize or issue and that by their terms are on parity with the Series B Preferred Shares, and junior to any other class of the Company’s shares expressly designated as ranking senior to the Series B Preferred Shares. The Series B Preferred Shares have a per share liquidation preference of $25.00 per share and receive distributions at an annual rate of 6.000%. These distributions are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on June 30, 2023. The first dividend was a pro rata dividend from and including March 16, 2023, to and including June 30, 2023. Generally, Series B Preferred Shares are not redeemable by the Company prior to September 15, 2043.
On March 16, 2023, the Company issued 5,668,128 Series B Preferred Shares for approximately $139.6 million, to shareholders of an affiliate of Personal Mini, in connection with the acquisition of a portfolio of 15 properties. As part of the acquisition transaction, the Company recorded a $26.1 million promissory note receivable from an affiliate of Personal Mini. Proceeds from the promissory note were used by the affiliate of Personal Mini to acquire $26.1 million of subordinated performance units. The promissory note bears interest at a rate equivalent to the dividends paid on 1,059,683 of the Series B Preferred Shares. As a result of these agreements, in accordance with GAAP, the $26.1 million promissory note receivable, interest income on the note receivable, $26.1 million of Series B Preferred Shares value, and dividends on such Series B Preferred Shares have been offset in the accompanying consolidated balance sheets, statements of operations, and statements of changes in equity, resulting in a net amount presented as proceeds from the issuance of Series B Preferred Shares of $113.3 million.
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
As of June 30, 2023 and December 31, 2022, units reflecting noncontrolling interests consisted of the following:

	June 30, 2023	December 31, 2022
Series A-1 preferred units	745,649	712,208
OP units	38,470,275	35,737,281
Subordinated performance units	7,686,387	8,154,524
LTIP units	814,826	728,890
DownREIT units
DownREIT OP units	2,120,491	1,924,918
DownREIT subordinated performance units	4,133,474	4,337,111
Total	53,971,102	51,594,932

Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A Preferred Shares or the issuance of Series A Preferred Shares on a one-for-one basis, subject to adjustments. The Series A Preferred Shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends beginning in October 2022. The increase in Series A-1 preferred units outstanding from December 31, 2022 to June 30, 2023 was due to the issuance of 33,441 Series A-1 preferred units in connection with the termination of a lease and the contribution of the development rights for vacant land owned by the Company at one of the Company’s self storage facilities.
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
The increase in OP units outstanding from December 31, 2022 to June 30, 2023 was due to (i) 2,545,063 OP units issued upon the non-voluntary conversion of 926,623 subordinated performance units (as discussed further below) in connection with Move It's retirement, (ii) 481,811 OP units issued upon the voluntary conversion of 397,000 subordinated performance units, (iii) the conversion of 128,487 LTIP units into an equivalent number of OP units, partially offset by the redemption of 422,367 OP units for an equal number of common shares.
The increase in DownREIT OP units outstanding from December 31, 2022 to June 30, 2023 was due to 195,573 DownREIT OP units issued upon the voluntary conversion of 203,637 DownREIT subordinated performance units.
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

The decrease in subordinated performance units outstanding from December 31, 2022 to June 30, 2023 was due to the conversion of 926,623 subordinated performance units into 2,545,063 OP units in connection with the retirement of Move It, and the voluntary conversion of 397,000 subordinated performance units into 481,811 OP units, partially offset by the issuance of 855,486 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2022 to June 30, 2023 was due to the voluntary conversion of 203,637 DownREIT subordinated performance units into 195,573 DownREIT OP units.
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
The increase in LTIP units outstanding from December 31, 2022 to June 30, 2023 was due to issuance of 214,423 compensatory LTIP units to employees, net of forfeitures, partially offset by the conversion of 128,487 LTIP units into an equivalent number of OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	June 30, 2023	December 31, 2022
Land	$1,147,189	$1,111,326
Buildings and improvements	5,420,665	5,269,383
Furniture and equipment	11,313	10,863
Total self storage properties	6,579,167	6,391,572
Less accumulated depreciation	(877,707)	(772,661)
Self storage properties, net	$5,701,460	$5,618,911
Depreciation expense related to self storage properties amounted to $53.1 million and $47.8 million during the three months ended June 30, 2023 and 2022, respectively and $105.2 million and $94.5 million during the six months ended June 30, 2023 and 2022, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of June 30, 2023, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 104 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of June 30, 2023, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.

The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
ASSETS
Self storage properties, net	$1,860,305	$1,891,203
Other assets	38,464	36,873
Total assets	$1,898,769	$1,928,076
LIABILITIES AND EQUITY
Debt financing	$1,002,762	$1,002,301
Other liabilities	27,697	23,808
Equity	868,310	901,967
Total liabilities and equity	$1,898,769	$1,928,076

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Total revenue	$53,685	$53,601
Property operating expenses	15,113	14,335
Net operating income	38,572	39,266
Supervisory, administrative and other expenses	(3,561)	(3,540)
Depreciation and amortization	(17,260)	(17,298)
Interest expense	(10,419)	(10,416)
Acquisition and other income (expenses)	45	(233)
Net income	$7,377	$7,779

	Six Months Ended June 30,
	2023	2022
Total revenue	$107,437	$102,599
Property operating expenses	30,162	28,144
Net operating income	77,275	74,455
Supervisory, administrative and other expenses	(7,090)	(6,742)
Depreciation and amortization	(35,143)	(32,680)
Interest expense	(20,830)	(20,826)
Acquisition and other expenses	(187)	(507)
Net income	$14,025	$13,700

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 16 self storage properties and two annexes to existing properties for $174.3 million during the six months ended June 30, 2023. Of these acquisitions, 16 self storage properties and one annex totaling $171.1 million were acquired by the Company from its PROs. The self storage property acquisitions were accounted for as asset acquisitions and accordingly, $1.1 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at an estimated value of $3.7 million, resulting in a total value of $170.6 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the six months ended June 30, 2023 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of Equity(1)	Other Liabilities	Total

March 31, 2023	16	$9,920	$150,531	$85	$160,536
June 30, 2023(2)	—	8,167	5,577	34	13,778
Total	16	$18,087	$156,108	$119	$174,314
(1)Value of equity represents the fair value of Series B Preferred Shares and subordinated performance units.
(2)During the three months ended June 30, 2023, the Company acquired two annexes to existing properties.
During the six months ended June 30, 2023, in connection with the retirement of Move It as a PRO as discussed in Note 1 and Note 3, the Company acquired Move It's rights to its asset management agreements, the Move It brand, and intellectual property for $4.7 million.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	June 30, 2023	December 31, 2022
Customer in-place leases, net of accumulated amortization of $6,561 and $5,004, respectively	$3,437	$5,090
Receivables:
Trade, net	13,283	13,120
PROs and other affiliates	6,769	4,175
Receivables from unconsolidated real estate ventures	7,146	5,375
Interest rate swaps	49,006	51,466
Prepaid expenses and other	13,972	26,156
Corporate furniture, equipment and other, net	2,307	1,534
Trade names	8,851	7,442
Management contracts, net of accumulated amortization of $6,083 and $5,398, respectively	14,743	12,113
Tenant reinsurance intangible, net of accumulated amortization of $3,143 and $2,466, respectively	32,922	21,575
Goodwill	8,182	8,182
Total	$160,618	$156,228
Amortization expense related to customer in-place leases amounted to $2.8 million and $9.3 million for the three months ended June 30, 2023 and 2022, respectively and $5.3 million and $20.0 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense related to management contracts amounted to $0.4 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively and $0.7 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.4 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively and $0.7 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of June 30, 2023 and December 31, 2022 is summarized as follows (dollars in thousands):

	Interest Rate(1)	June 30, 2023	December 31, 2022
Credit Facility:
Revolving line of credit	6.45%	$550,000	$496,000
Term loan A	—%	—	125,000
Term loan B	3.26%	275,000	250,000
Term loan C	3.21%	325,000	225,000
Term loan D	2.92%	275,000	175,000
Term loan E	4.92%	130,000	125,000
2023 Term loan facility	—%	—	175,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 Term loan facility	4.27%	100,000	100,000
June 2029 Term loan facility	5.37%	285,000	285,000
2026 Senior Unsecured Notes	2.16%	35,000	35,000
2028 Senior Unsecured Notes	5.75%	120,000	—
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.82%	285,075	299,570
Total principal		3,650,075	3,560,570
Unamortized debt issuance costs and debt premium, net		(10,528)	(9,391)
Total debt		$3,639,547	$3,551,179
(1)Represents the effective interest rate as of June 30, 2023. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. $25.0 million of Tranche B, $25.0 million of Tranche C, and $5.0 million of Tranche E are subject to variable interest rates, which is reflected in the effective interest rate. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

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
As of June 30, 2023, the Company had outstanding letters of credit totaling $6.4 million and would have had the capacity to borrow remaining Revolver commitments of $393.6 million while remaining in compliance with the credit facility's financial covenants. At June 30, 2023, the Company was in compliance with all such covenants.
2028 Senior Unsecured Notes
On April 27, 2023, the operating partnership, as issuer, and the Company entered into a Note Purchase Agreement (the "April 2023 Note Purchase Agreement") which provides for the private placement of $120.0 million of 5.61% senior unsecured notes due July 5, 2028 (the "2028 Notes") to certain institutional investors. The 2028 Notes have an effective interest rate of 5.75% after taking into account the effect of interest rate swaps. On April 27, 2023, the operating partnership issued the 2028 Notes.
Future Debt Obligations
Based on existing debt agreements in effect as of June 30, 2023, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2023	$62,318	$(1,546)	$60,772
2024	296,964	(2,892)	294,072
2025	327,185	(1,840)	325,345
2026	312,322	(1,534)	310,788
2027	637,369	(1,036)	636,333
2028	340,624	(826)	339,798
Thereafter	1,673,293	(854)	1,672,439
	$3,650,075	$(10,528)	$3,639,547

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per common share - basic and diluted
Numerator
Net income	$45,476	$48,425	$85,868	$93,211
Net income attributable to noncontrolling interests	(16,028)	(23,387)	(27,461)	(42,945)
Net income attributable to National Storage Affiliates Trust	29,448	25,038	58,407	50,266
Distributions to preferred shareholders	(5,119)	(3,382)	(8,799)	(6,661)
Distributed and undistributed earnings allocated to participating securities	(13)	(14)	(31)	(28)
Net income attributable to common shareholders - basic and diluted	$24,316	$21,642	$49,577	$43,577

Denominator
Weighted average shares outstanding - basic and diluted	88,312	91,541	88,902	91,433

Earnings per share - basic and diluted	$0.28	$0.24	$0.56	$0.48

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

LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and six months ended June 30, 2023, 501,311 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the three and six months ended June 30, 2023, 252,894 LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
For the three months ended June 30, 2023 and 2022, potential common shares totaling 59.8 million and 58.4 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the six months ended June 30, 2023 and 2022, potential common shares totaling 59.5 million and 58.3 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended June 30, 2023 and 2022, the Company incurred $5.4 million and $5.6 million, respectively, for supervisory and administrative fees to the PROs and during the six months ended June 30, 2023 and 2022, the Company incurred $10.6 million and $10.9 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended June 30, 2023 and 2022, the Company incurred $6.5 million and $7.1 million, respectively, for payroll and related costs reimbursable to these PROs and for the six months ended June 30, 2023 and 2022, the Company incurred $13.1 million and $14.1 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended June 30, 2023 and 2022, the Company incurred $0 and $0.2 million of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs and during the six months ended June 30, 2023 and 2022, the Company incurred $0 and $0.4 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
PRO Retirement
In connection with the retirement of Move It as a PRO as discussed in Note 1, Note 3, and Note 6, effective as of January 1, 2023, 926,623 Series MI subordinated performance units converted into 2,545,063 OP units as a non-voluntary conversion. Of these, (i) Mr. Nordhagen, our vice chairperson, received 448,047 OP units upon conversion of 163,128 Series MI subordinated performance units and (ii) Mr. Cramer, our president and chief executive officer, received 204,943 OP units upon the conversion of 74,617 Series MI subordinated performance units.
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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of June 30, 2023
Interest Rate Swaps	17	$1,410,000	$49,006	$—

As of December 31, 2022
Interest Rate Swaps	19	$1,410,000	$51,466	$(483)

The following table presents the effect of our derivative instruments on our consolidated financial statements (dollars in thousands):

Fair value at December 31, 2021	$(33,757)
Swap ineffectiveness	2
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	8,260
Unrealized gains on interest rate swaps included in accumulated other comprehensive income (loss)	53,169
Fair value at June 30, 2022	$27,674

Fair value at December 31, 2022	$50,983
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(17,250)
Unrealized and realized gains and (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	15,273
Fair value at June 30, 2023	$49,006
As of June 30, 2023 and December 31, 2022, the Company had outstanding interest rate swaps with aggregate current notional amounts of $1,410.0 million and $1,410.0 million, respectively, designated as cash flow hedges. As of June 30, 2023, the Company's swaps had a weighted average remaining term of approximately 3.0 years.
In connection with the issuance of fixed rate unsecured notes in the second quarter of 2023, we entered into $50.0 million of forward starting interest rate swaps on March 16, 2023, and a $25.0 million forward starting interest rate swap on March 24, 2023, locking the interest rate of compounded SOFR at 3.25% through April 5, 2023. These interest rate swaps have been designated as cash flow hedges. The realized loss of $1.6 million of the compounded SOFR swaps are included in unrealized and realized gains (loss) on derivative instruments in comprehensive income (loss) and will be reclassified into interest expense over 10 years, which is the term of anticipated unsecured fixed rate debt including any replacement debt thereof. Amounts reported in accumulated other comprehensive (loss) income will be reclassified into interest expense as interest payments are made on the anticipated debt.
The fair value of these swaps are presented as interest rate swap assets and liabilities in the Company's balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at June 30, 2023 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings approximately $34.1 million of the unrealized gains and losses included in accumulated other comprehensive income (loss).

There were no transfers between levels of the three-tier fair value measurement hierarchy during the six months ended June 30, 2023 and 2022. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including SOFR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include SOFR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of June 30, 2023, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at June 30, 2023 and December 31, 2022, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at June 30, 2023 and December 31, 2022 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Liabilities
Private Placement Notes	$1,350,000	$1,230,000	$1,121,077	$1,014,153
Mortgage Notes	285,075	299,570	270,042	282,758
(1) Carrying value represents the principal balance outstanding

13. SUBSEQUENT EVENTS
Self Storage Property Acquisitions
Subsequent to June 30, 2023, the Company acquired one self storage property for approximately $17.8 million. Consideration for this acquisition included approximately $7.8 million of net cash and OP equity of approximately $9.9 million, consisting primarily of subordinated performance units.

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
Our vice chairperson of the board of trustees and former chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our PROs, with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' managed portfolios. This structure offers our PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Over time, largely through our unconsolidated real estate ventures and internalization of three of our PROs, SecurCare, Northwest and, Move It, we have developed a full service internally-staffed property management platform to complement our PRO structure.

Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of a majority of our consolidated properties and our unconsolidated real estate ventures. As of June 30, 2023, our property management platform managed and controlled 603 of our consolidated properties and 185 of our unconsolidated real estate venture properties. The properties are managed by us under the brands of iStorage, Move It, Northwest and SecurCare.
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
As of June 30, 2023, the Company had eight PROs: Optivest, Guardian, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of June 30, 2023, we owned a geographically diversified portfolio of 932 self storage properties, located in 39 states and Puerto Rico, comprising approximately 59.4 million rentable square feet, configured in approximately 462,000 storage units. Of these properties, 317 were acquired by us from our current and former PROs, 614 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the six months ended June 30, 2023, we acquired 16 self storage properties and two annexes to existing properties for $174.3 million, comprising approximately 960,000 rentable square feet, configured in approximately 8,400 storage units. Of these acquisitions, 16 self storage properties and one annex were acquired from our PROs.

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
2018 Joint Venture
As of June 30, 2023, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 104 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of June 30, 2023, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 16 self storage properties and two annexes to existing properties during the six months ended June 30, 2023 and 45 self storage properties during the year ended December 31, 2022. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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

Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change

Rental revenue	$199,311	$184,636	$14,675
Other property-related revenue	7,613	6,341	1,272
Management fees and other revenue	8,587	7,913	674
Total revenue	215,511	198,890	16,621
Property operating expenses	57,094	53,188	3,906
General and administrative expenses	14,404	14,702	(298)
Depreciation and amortization	56,705	57,891	(1,186)
Other	3,220	525	2,695
Total operating expenses	131,423	126,306	5,117
Other (expense) income
Interest expense	(39,693)	(24,448)	(15,245)
Equity in earnings of unconsolidated real estate ventures	1,861	1,962	(101)
Acquisition costs	(239)	(682)	443
Non-operating income (expense)	196	(261)	457
Other expense, net	(37,875)	(23,429)	(14,446)
Income before income taxes	46,213	49,155	(2,942)
Income tax expense	(737)	(730)	(7)
Net income	45,476	48,425	(2,949)
Net income attributable to noncontrolling interests	(16,028)	(23,387)	7,359
Net income attributable to National Storage Affiliates Trust	29,448	25,038	4,410
Distributions to preferred shareholders	(5,119)	(3,382)	(1,737)
Net income attributable to common shareholders	$24,329	$21,656	$2,673
Total Revenue
Our total revenue increased by $16.6 million, or 8.4%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase was primarily attributable to incremental revenue from 41 self storage properties acquired between July 1, 2022 and June 30, 2023 (partially offset by the disposition of one self storage property), and increases in management fees and other revenue from our unconsolidated real estate ventures. Total revenue increased despite a decrease in total portfolio average occupancy from 92.9% for the three months ended June 30, 2022 to 89.0% for the three months ended June 30, 2023. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $14.7 million, or 7.9%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. The increase in rental revenue was primarily attributable to incremental rental revenue of $9.0 million from 41 self storage properties acquired between July 1, 2022 and June 30, 2023. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $14.13, for the three months ended June 30, 2022 to $15.09, or 6.8%, for the three months ended June 30, 2023, driven primarily by increased contractual lease rates for in-place tenants.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related fees and sales of storage supplies. Other property-related revenue increased by $1.3 million, or 20.1%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase primarily resulted from an increase in tenant insurance revenue and incremental other property-related revenue of $0.4 million from 41 self storage properties acquired between July 1, 2022 and June 30, 2023.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $8.6 million for the three months ended June 30, 2023, compared to $7.9 million for the three months ended June 30, 2022, an increase of $0.7 million. This increase was primarily attributable to changes in our tenant insurance program.
Property Operating Expenses
Property operating expenses were $57.1 million for the three months ended June 30, 2023 compared to $53.2 million for the three months ended June 30, 2022, an increase of $3.9 million, or 7.3%. The increase in property operating expenses primarily attributable to incremental property operating expenses of $2.9 million from 41 self storage properties acquired between July 1, 2022 and June 30, 2023.
General and Administrative Expenses
General and administrative expenses decreased $0.3 million, or 2.0%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This decrease was primarily attributable to decreases in personnel costs.
Depreciation and Amortization
Depreciation and amortization decreased $1.2 million, or 2.0%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This decrease was primarily attributable to amortization expense for customer in-place leases decreasing from $9.3 million for the three months ended June 30, 2022 to $2.8 million for the three months ended June 30, 2023, and partially offset by the incremental depreciation expense related to the 41 self storage properties acquired between July 1, 2022 and June 30, 2023.
Other
Other expenses increased $2.7 million, from $0.5 million for the three months ended June 30, 2022 to $3.2 million for the three months ended June 30, 2023. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs and our reserves for casualty-related expenses and losses, each resulting from continued growth in our portfolio.
Interest Expense
Interest expense increased $15.2 million, or 62.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in interest expense was primarily attributable to an increase in the effective interest rate under our revolving line of credit of 3.04% as of June 30, 2022, compared to 6.45% as of June 30, 2023, and an increase in overall average borrowings outstanding.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended June 30, 2023, we recorded $1.9 million of equity in earnings from our unconsolidated real estate ventures compared to $2.0 million of earnings for the three months ended June 30, 2022.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.

Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $16.0 million for the three months ended June 30, 2023, compared to $23.4 million for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,
	2023	2022	Change

Rental revenue	$393,440	$359,105	$34,335
Other property-related revenue	14,420	12,507	1,913
Management fees and other revenue	15,644	14,462	1,182
Total revenue	423,504	386,074	37,430
Property operating expenses	113,577	102,546	11,031
General and administrative expenses	29,225	28,668	557
Depreciation and amortization	112,163	115,963	(3,800)
Other	4,393	995	3,398
Total operating expenses	259,358	248,172	11,186
Other (expense) income
Interest expense	(77,641)	(47,095)	(30,546)
Loss on early extinguishment of debt	(758)	—	(758)
Equity in earnings of unconsolidated real estate ventures	3,539	3,456	83
Acquisition costs	(1,083)	(1,235)	152
Non-operating expense	(402)	(373)	(29)
Gain on sale of self storage properties	—	2,134	(2,134)
Other expense, net	(76,345)	(43,113)	(33,232)
Income before income taxes	87,801	94,789	(6,988)
Income tax expense	(1,933)	(1,578)	(355)
Net income	85,868	93,211	(7,343)
Net income attributable to noncontrolling interests	(27,461)	(42,945)	15,484
Net income attributable to National Storage Affiliates Trust	58,407	50,266	8,141
Distributions to preferred shareholders	(8,799)	(6,661)	(2,138)
Net income attributable to common shareholders	$49,608	$43,605	$6,003
Total Revenue
Our total revenue increased by $37.4 million, or 9.7%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase was primarily attributable to incremental revenue from 41 self storage properties acquired between July 1, 2022 and June 30, 2023 (partially offset by the disposition of one self storage property), and increases in management fees and other revenue from our unconsolidated real estate ventures. Total revenue increased despite a decrease in total portfolio average occupancy from 92.9% for the six months ended June 30, 2022 to 88.8% for the six months ended June 30, 2023. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue increased by $34.3 million, or 9.6%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. The increase in rental revenue was primarily attributable to incremental rental revenue of $15.4 million from 41 self storage properties acquired between July 1, 2022 and June 30, 2023. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $13.88, for the six months ended June 30, 2022 to $15.03, or 8.3%, for the six months ended June 30, 2023, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related fees and sales of storage supplies. Other property-related revenue increased by $1.9 million, or 15.3%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase primarily resulted from an increase in tenant insurance revenue and incremental other property-related revenue of $0.6 million from 41 self storage properties acquired between July 1, 2022 and June 30, 2023.
Management Fees and Other Revenue
Management fees and other revenue, which are primarily related to managing and operating the unconsolidated real estate ventures, were $15.6 million for the six months ended June 30, 2023, compared to $14.5 million for the six months ended June 30, 2022, an increase of $1.2 million. This increase was primarily attributable to changes in our tenant insurance program.
Property Operating Expenses
Property operating expenses were $113.6 million for the six months ended June 30, 2023 compared to $102.5 million for the six months ended June 30, 2022, an increase of $11.0 million, or 10.8%. The increase in property operating expenses was primarily attributable to incremental property operating expenses of $4.9 million from 41 self storage properties acquired between July 1, 2022 and June 30, 2023 and increases in property tax and advertising expenses.
General and Administrative Expenses
General and administrative expenses increased $0.6 million, or 1.9%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This increase was primarily attributable to an increase in professional services costs, partially offset by a decrease in personnel costs.
Depreciation and Amortization
Depreciation and amortization decreased $3.8 million, or 3.3%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This decrease was primarily attributable to amortization expense for customer in-place leases decreasing from $20.0 million for the six months ended June 30, 2022 to $5.3 million for the six months ended June 30, 2023, and partially offset by incremental depreciation expense related to the 41 self storage properties acquired between July 1, 2022 and June 30, 2023.
Other
Other expenses increased $3.4 million, from $1.0 million for the six months ended June 30, 2022 to $4.4 million for the six months ended June 30, 2023. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs and our reserves for casualty-related expenses and losses, each resulting from continued growth in our portfolio.
Interest Expense
Interest expense increased $30.5 million, or 64.9%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. The increase in interest expense was primarily attributable to an increase in the effective interest rate under our revolving line of credit of 3.04% as of June 30, 2022, compared to 6.45% as of June 30, 2023, and an increase in overall average borrowings outstanding.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was $0.8 million for the six months ended June 30, 2023. During the six months ended June 30, 2022, in connection with an amendment to our credit facility, two of the lenders that were included in the syndicated group of lenders prior to the amendment are no longer participating lenders following the amendment, which constitutes an extinguishment of debt for accounting purposes. Additionally, in connection with the amendment we retired two term loans prior to their contractual maturity. Loss on early extinguishment of debt includes costs incurred related to these extinguishments, and the write off of $0.4 million of unamortized debt issuance costs related to the retired term loans or attributed to the entities no longer included in the lender syndicate.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the six months ended June 30, 2023, we recorded $3.5 million of equity in earnings from our unconsolidated real estate ventures compared to $3.5 million of earnings for the six months ended June 30, 2022.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $27.5 million for the six months ended June 30, 2023, compared to $42.9 million for the six months ended June 30, 2022.
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

The following table presents a reconciliation of net income to FFO and Core FFO for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share and unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$45,476	$48,425	$85,868	$93,211
Add (subtract):
Real estate depreciation and amortization	56,398	57,581	111,551	115,340
Company's share of unconsolidated real estate venture real estate depreciation and amortization	4,315	4,324	8,786	8,170
Gain on sale of self storage properties	—	—	—	(2,134)
Distributions to preferred shareholders and unitholders	(5,402)	(3,652)	(9,365)	(7,204)
FFO attributable to subordinated performance unitholders(1)	(12,309)	(15,746)	(24,096)	(29,595)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	88,478	90,932	172,744	177,788
Add (subtract):
Acquisition costs	239	682	1,083	1,235
Casualty-related recoveries(2)	(522)	—	(522)	—
Loss on early extinguishment of debt	—	—	758	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$88,195	$91,614	$174,063	$179,023

Weighted average shares and units outstanding - FFO and Core FFO:(3)
Weighted average shares outstanding - basic	88,312	91,541	88,902	91,433
Weighted average restricted common shares outstanding	28	28	26	28
Weighted average OP units outstanding	38,755	35,390	38,746	35,370
Weighted average DownREIT OP unit equivalents outstanding	2,120	1,925	2,120	1,925
Weighted average LTIP units outstanding	523	501	537	552
Total weighted average shares and units outstanding - FFO and Core FFO	129,738	129,385	130,331	129,308

FFO per share and unit	$0.68	$0.70	$1.32	$1.37
Core FFO per share and unit	$0.68	$0.71	$1.34	$1.38

(1) Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2) Casualty-related recoveries relate to casualty-related expenses incurred in 2022 and are recorded in the line item "Other" within operating expenses in our consolidated statement of operations.
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

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share - diluted	$0.28	$0.24	$0.56	$0.48
Impact of the difference in weighted average number of shares(1)	(0.09)	(0.07)	(0.18)	(0.14)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.12	0.18	0.21	0.33
Add real estate depreciation and amortization	0.43	0.44	0.85	0.89
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.03	0.03	0.06	0.06
Subtract gain on sale of self storage properties	—	—	—	(0.02)
FFO attributable to subordinated performance unitholders	(0.09)	(0.12)	(0.18)	(0.23)
FFO per share and unit	0.68	0.70	1.32	1.37
Add acquisition costs	—	0.01	0.01	0.01
Subtract casualty recoveries	—	—	—	—
Add loss on early extinguishment of debt	—	—	0.01	—
Core FFO per share and unit	$0.68	$0.71	$1.34	$1.38

(1) Adjustment accounts for the difference between the weighted average number of shares used to calculate diluted earnings per share and the weighted average number of shares used to calculate FFO and Core FFO per share and unit. Diluted earnings per share is calculated using the two-class method for the company's restricted common shares and the treasury stock method for certain unvested LTIP units, and assumes the conversion of vested LTIP units into OP units on a one-for-one basis and the hypothetical conversion of subordinated performance units and DownREIT subordinated performance units into OP units, even though such units may only be convertible into OP units (i) after a lock-out period and (ii) upon certain events or conditions. For additional information about the conversion of subordinated performance units, DownREIT subordinated performance units and LTIP units into OP units, see Note 9 in Item 1. The computation of weighted average shares and units for FFO and Core FFO per share and unit includes all restricted common shares and LTIP units that participate in distributions and excludes all subordinated performance units and DownREIT subordinated performance units because their effect has been accounted for through the allocation of FFO to the related unitholders based on distributions declared.

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
Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022
As of June 30, 2023, our same store portfolio consisted of 834 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
Rental revenue
Same store portfolio	$179,907	$175,567	$4,340
Non-same store portfolio	19,404	9,069	10,335
Total rental revenue	199,311	184,636	14,675
Other property-related revenue
Same store portfolio	6,801	5,982	819
Non-same store portfolio	812	359	453
Total other property-related revenue	7,613	6,341	1,272
Property operating expenses
Same store portfolio	50,194	49,477	717
Non-same store portfolio	6,900	3,786	3,114
Prior period comparability adjustment	—	(75)	75
Total property operating expenses	57,094	53,188	3,906
Net operating income
Same store portfolio	136,514	132,072	4,442
Non-same store portfolio	13,316	5,717	7,599
Total net operating income	$149,830	$137,789	$12,041
Rental Revenue
Same store portfolio rental revenues increased $4.3 million, or 2.5%, due to a 7.1% increase, from $14.26 to $15.27, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet for the three months ended June 30, 2023, driven primarily by increased contractual lease rates for in-place tenants partially offset by a decrease in average occupancy from 94.1% for the three months ended June 30, 2022 to 90.0% for the three months ended June 30, 2023.
Other Property-Related Revenue
Same store other property-related revenue increased by $0.8 million, or 13.7%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This increase primarily resulted from an increase in tenant insurance revenue.
Property Operating Expenses
Same store property operating expenses were $50.2 million for the three months ended June 30, 2023 compared to $49.5 million for the three months ended June 30, 2022, an increase of $0.7 million, or 1.4%. The increase in same store property operating expenses was a result of increases in marketing and insurance expenses during the three months ended June 30, 2023.

Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022
As of June 30, 2023, our same store portfolio consisted of 834 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022	Change
Rental revenue
Same store portfolio	$357,574	$343,614	$13,960
Non-same store portfolio	35,866	15,491	20,375
Total rental revenue	393,440	359,105	34,335
Other property-related revenue
Same store portfolio	13,049	11,867	1,182
Non-same store portfolio	1,371	640	731
Total other property-related revenue	14,420	12,507	1,913
Property operating expenses
Same store portfolio	100,614	96,018	4,596
Non-same store portfolio	12,963	6,678	6,285
Prior period comparability adjustment	—	(150)	150
Total property operating expenses	113,577	102,546	11,031
Net operating income
Same store portfolio	270,009	259,463	10,546
Non-same store portfolio	24,274	9,603	14,671
Total net operating income	$294,283	$269,066	$25,217
Rental Revenue
Same store portfolio rental revenues increased $14.0 million, or 4.1%, due to a 8.6% increase, from $13.99 to $15.19, in annualized same store rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet for the six months ended June 30, 2023, driven primarily by increased contractual lease rates for in-place tenants partially offset by a decrease in average occupancy from 93.9% for the six months ended June 30, 2022 to 89.9% for the six months ended June 30, 2023.
Other Property-Related Revenue
Same store other property-related revenue increased by $1.2 million, or 10.0%, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This increase primarily resulted from an increase in tenant insurance revenue.
Property Operating Expenses
Same store property operating expenses were $100.6 million for the six months ended June 30, 2023 compared to $96.0 million for the six months ended June 30, 2022, an increase of $4.6 million, or 4.8%. The increase in same store property operating expenses was a result of increases in marketing and insurance costs, partially offset by decreases in personnel costs during the six months ended June 30, 2023.

The following table presents a reconciliation of net income to NOI for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$45,476	$48,425	$85,868	$93,211
(Subtract) Add:
Management fees and other revenue	(8,587)	(7,913)	(15,644)	(14,462)
General and administrative expenses	14,404	14,702	29,225	28,668
Other	3,220	525	4,393	995
Depreciation and amortization	56,705	57,891	112,163	115,963
Interest expense	39,693	24,448	77,641	47,095
Equity in earnings of unconsolidated real estate ventures	(1,861)	(1,962)	(3,539)	(3,456)
Loss on early extinguishment of debt	—	—	758	—
Acquisition costs	239	682	1,083	1,235
Income tax expense	737	730	1,933	1,578
Gain on sale of self storage properties	—	—	—	(2,134)
Non-operating (income) expense	(196)	261	402	373
Net Operating Income	$149,830	$137,789	$294,283	$269,066
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$45,476	$48,425	$85,868	$93,211
Add:
Depreciation and amortization	56,705	57,891	112,163	115,963
Company's share of unconsolidated real estate venture depreciation and amortization	4,315	4,324	8,786	8,170
Interest expense	39,693	24,448	77,641	47,095
Income tax expense	737	730	1,933	1,578
Loss on early extinguishment of debt	—	—	758	—
EBITDA	146,926	135,818	287,149	266,017
Add (subtract):
Acquisition costs	239	682	1,083	1,235
Gain on sale of self storage properties	—	—	—	(2,134)
Casualty-related recoveries	(522)	—	(522)	—
Equity-based compensation expense(1)	1,677	1,580	3,326	3,124
Adjusted EBITDA	$148,320	$138,080	$291,036	$268,242

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
Cash Flows
At June 30, 2023, we had $44.0 million in cash and cash equivalents and $3.3 million of restricted cash, an increase in cash and cash equivalents of $8.7 million and an decrease in restricted cash of $3.6 million from December 31, 2022. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $218.2 million for the six months ended June 30, 2023 compared to $227.0 million for the six months ended June 30, 2022, a decrease of $8.9 million. Our operating cash flow decreased primarily due to higher cash payments for interest expense. The decrease in our operating cash flows was partially offset by the 25 self storage properties acquired between July 1, 2022 and December 31, 2022 that generated cash flow for the entire six months ended June 30, 2023, and an additional 16 self storage properties and two annexes to existing properties acquired during the six months ended June 30, 2023.
Investing Activities
Cash used in investing activities was $53.6 million for the six months ended June 30, 2023 compared to $244.9 million for the six months ended June 30, 2022. The primary uses of cash for the six months ended June 30, 2023 were for our acquisition of 16 self storage properties and two annexes to existing properties for cash consideration of $18.1 million, capital expenditures of $17.9 million, our acquisition of management company assets and an interest in a reinsurance company from Move It of $16.9 million, and expenditures for corporate furniture and equipment of $0.7 million.
Capital expenditures totaled $17.9 million and $20.3 million during the six months ended June 30, 2023 and 2022, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2023	2022
Recurring capital expenditures	$7,337	$4,972
Value enhancing capital expenditures	3,744	5,968
Acquisitions capital expenditures	6,102	8,775
Total capital expenditures	17,183	19,715
Change in accrued capital spending	750	618
Capital expenditures per statement of cash flows	$17,933	$20,333

Financing Activities
Cash used in our financing activities was $159.4 million for the six months ended June 30, 2023 compared to $25.6 million in cash provided by financing activities for the six months ended June 30, 2022. Our primary uses of financing cash flows for the six months ended June 30, 2023 were for principal payments on existing debt of $359.5 million (which included $345.0 million of principal repayments under the Revolver, $12.3 million in fixed rate mortgage repayments, and $2.2 million of scheduled fixed rate mortgage principal amortization payments), payments of dividends to common shareholders of $98.2 million, distributions to noncontrolling interests of $70.0 million, common share repurchases of $69.3 million, and distributions to preferred shareholders of $9.4 million. Our sources of financing cash flows for the six months ended June 30, 2023 primarily consisted of $449.0 million of borrowings (which included $329.0 million of borrowings under our Revolver and $120.0 million of senior unsecured notes).
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
As of June 30, 2023, $275.0 million was outstanding under the Term Loan B with an effective interest rate of 3.26%, $325.0 million was outstanding under the Term Loan C with an effective interest rate of 3.21%, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 2.92% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.92%. As of June 30, 2023, we would have had the capacity to borrow remaining Revolver commitments of $393.6 million while remaining in compliance with the credit facility's financial covenants.
In connection with the credit facility recast on January 3, 2023, the Company retired the $175.0 million term loan facility due in June 2023.

We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility and 2023 Term Loan Facility in an aggregate amount of $75.0 million. As of June 30, 2023 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility, 2023 Term Loan Facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of June 30, 2023 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2023 Term Loan Facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of June 30, 2023 the June 2029 Term Loan Facility had an effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
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
2028 Senior Unsecured Notes
On April 27, 2023, our operating partnership issued $120.0 million of 5.61% senior unsecured notes due July 5, 2028 in a private placement to certain institutional investors. The 2028 Notes have an effective interest rate of 5.75% after taking into account the effect of interest rate swaps.
Fixed Rate Mortgage Payable
On July 9, 2021, we entered into an agreement with a single lender for an $88.0 million debt financing secured by eight of our self storage properties. This interest-only loan matures in July 2028 and has a fixed interest rate of 2.77%.

Equity Transactions
Issuance of Preferred Shares
On March 16, 2023, the Company issued 5,668,128 Series B Preferred Shares for approximately $139.6 million, to shareholders of an affiliate of Personal Mini, in connection with the acquisition of a portfolio of 15 properties. As part of the acquisition transaction, the Company recorded a $26.1 million promissory note receivable from an affiliate of Personal Mini. Proceeds from the promissory note were used by the affiliate of Personal Mini to acquire $26.1 million of subordinated performance units. The promissory note bears interest at a rate equivalent to the dividends paid on 1,059,683 of the Series B Preferred Shares. As a result of these agreements, the $26.1 million promissory note receivable, interest income on the note receivable, $26.1 million of Series B Preferred Shares value, and dividends on such Series B Preferred Shares have been offset, resulting in a net amount presented as proceeds from the issuance of Series B Preferred Shares of $113.3 million.
Issuance of Common Shares
During the six months ended June 30, 2023, after receiving notices of redemption from certain OP unitholders, we elected to issue 422,367 common shares to such holders in exchange for 422,367 OP units in satisfaction of the operating partnership's redemption obligations.
Common Share Repurchases
During the six months ended June 30, 2023, we repurchased 1,622,874 common shares for approximately $69.3 million.
Issuance of OP Equity
In connection with the 16 properties and two annexes to existing properties acquired during the six months ended June 30, 2023, we issued $42.8 million of OP equity (consisting of 855,486 subordinated performance units).
During the six months ended June 30, 2023, we also issued (i) 2,545,063 OP units upon the non-voluntary conversion of 926,623 subordinated performance units in connection with Move It's retirement, (ii) 481,811 OP units upon the conversion of 397,000 subordinated performance units and (iii) 128,487 OP units upon the conversion of an equivalent number of LTIP units.
During the six months ended June 30, 2023, we issued 195,573 DownREIT OP units issued upon the voluntary conversion of 203,637 DownREIT subordinated performance units.
Dividends and Distributions
On May 25, 2023, our board of trustees declared a cash dividend and distribution, respectively, of $0.56 per common share and OP unit to shareholders and OP unitholders of record as of June 15, 2023. On May 25, 2023, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of June 15, 2023. On June 15, 2023, our board of trustees declared cash distributions of $12.3 million, in aggregate, to subordinated performance unitholders of record as of June 15, 2023. Such dividends and distributions were paid on June 30, 2023.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of June 30, 2023, our operating partnership had an aggregate of $3,013.7 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of June 30, 2023, an aggregate of $198.1 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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

Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of June 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of June 30, 2023, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of June 30, 2023, we had $605.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (currently one-month SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $6.1 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2023, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 354,936 common shares to satisfy redemption requests from certain limited partners.
On May 16, 2023, the operating partnership issued 153,840 subordinated performance units to an affiliate of Guardian, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On July 18, 2023, the operating partnership issued 18,895 OP units to unrelated third parties and 269,364 subordinated performance units to an affiliate of Guardian, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
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
As of August 7, 2023, other than those OP units held by the Company, after reflecting the transactions described herein, 40,836,318 OP units of its operating partnership were outstanding (including 814,826 outstanding LTIP units in the operating partnership and 2,120,491 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions) and 12,089,225 subordinated performance units (including 4,133,474 subordinated performance units in certain subsidiaries of the operating partnership ("DownREIT subordinated performance units")).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares. During the three months ended June 30, 2023 the Company did not repurchase any of its common shares pursuant to the program. During the three months ended June 30, 2023, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares issued to them. The table below summarizes all of our repurchases of common shares during three months ended June 30, 2023:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1 - April 30, 2023	—	$—	—	$240,819,102
May 1 - May 31, 2023	—	—	—	240,819,102
June 1 - June 30, 2023	1,257(1)	36.58	—	240,819,102
Total/Weighted Average	1,257	$36.58	—	$240,819,102

(1) The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share is based on the closing price of our common shares as of June 9, 2023, the date prior to the date of withholding.

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

10.1	Employment Agreement dated as of May 31, 2023 by and between National Storage Affiliates Trust and William S. Cowan, Jr.
10.2
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Arlen D. Nordhagen (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.3
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.4
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and David Cramer (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.5
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Brandon S. Togashi (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.6
Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Derek Bergeon (Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

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

National Storage Affiliates Trust

By:	/s/ DAVID G. CRAMER
David G. Cramer
president and chief executive officer
(principal executive officer)

By:	/s/ BRANDON S. TOGASHI
Brandon S. Togashi
chief financial officer
(principal accounting and financial officer)
Date: August 8, 2023