Form 10-Q
period 2023-09-30
National Storage Affiliates Trust
filed 2023-11-02
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
(720) 630-2600
(Registrant's telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 par value per share	NSA	New York Stock Exchange
Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	NSA Pr A	New York Stock Exchange
Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	NSA Pr B	New York Stock Exchange
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
Yes ☐  No ☒
As of November 1, 2023, 83,080,432 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Real estate
Self storage properties	$6,616,687	$6,391,572
Less accumulated depreciation	(930,885)	(772,661)
Self storage properties, net	5,685,802	5,618,911
Cash and cash equivalents	58,846	35,312
Restricted cash	1,801	6,887
Debt issuance costs, net	8,976	1,393
Investment in unconsolidated real estate ventures	215,150	227,441
Other assets, net	171,530	156,228
Operating lease right-of-use assets	23,067	23,835
Total assets	$6,165,172	$6,070,007
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,846,976	$3,551,179
Accounts payable and accrued liabilities	109,361	80,377
Interest rate swap liabilities	—	483
Operating lease liabilities	25,095	25,741
Deferred revenue	27,009	23,213
Total liabilities	4,008,441	3,680,993
Commitments and contingencies (Note 11)
Equity
Series A Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 9,017,588 and 9,017,588 issued and outstanding at September 30, 2023 and December 31, 2022, respectively, at liquidation preference	225,439	225,439
Series B Preferred shares of beneficial interest, par value $0.01 per share. 7,000,000 authorized, 5,668,128 issued and outstanding at September 30, 2023 (Note 3)	115,212	—
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 82,955,797 and 89,842,145 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	830	898
Additional paid-in capital	1,539,279	1,777,984
Distributions in excess of earnings	(468,611)	(396,650)
Accumulated other comprehensive income	44,402	40,530
Total shareholders' equity	1,456,551	1,648,201
Noncontrolling interests	700,180	740,813
Total equity	2,156,731	2,389,014
Total liabilities and equity	$6,165,172	$6,070,007
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Rental revenue	$201,833	$193,724	$595,273	$552,829
Other property-related revenue	7,764	6,400	22,184	18,907
Management fees and other revenue	9,550	6,649	25,194	21,111
Total revenue	219,147	206,773	642,651	592,847
OPERATING EXPENSES
Property operating expenses	58,581	55,132	172,158	157,678
General and administrative expenses	15,100	15,298	44,325	43,966
Depreciation and amortization	55,842	59,631	168,005	175,594
Other	4,138	6,356	8,531	7,351
Total operating expenses	133,661	136,417	393,019	384,589
OTHER (EXPENSE) INCOME
Interest expense	(43,065)	(28,871)	(120,706)	(75,966)
Loss on early extinguishment of debt	—	—	(758)	—
Equity in earnings of unconsolidated real estate ventures	1,930	2,134	5,469	5,590
Acquisition costs	(341)	(1,142)	(1,424)	(2,377)
Non-operating expense	(24)	(226)	(426)	(599)
Gain on sale of self storage properties	—	—	—	2,134
Other expense	(41,500)	(28,105)	(117,845)	(71,218)
Income before income taxes	43,986	42,251	131,787	137,040
Income tax expense	(922)	(2,074)	(2,855)	(3,652)
Net income	43,064	40,177	128,932	133,388
Net income attributable to noncontrolling interests	(13,827)	(17,966)	(41,290)	(60,911)
Net income attributable to National Storage Affiliates Trust	29,237	22,211	87,642	72,477
Distributions to preferred shareholders	(5,110)	(3,382)	(13,908)	(10,043)
Net income attributable to common shareholders	$24,127	$18,829	$73,734	$62,434

Earnings per share - basic	$0.28	$0.21	$0.83	$0.68
Earnings per share - diluted	$0.26	$0.21	$0.77	$0.68

Weighted average shares outstanding - basic	87,004	91,471	88,263	91,446
Weighted average shares outstanding - diluted	146,118	91,471	147,610	91,446

Dividends declared per common share	$0.56	$0.55	$1.67	$1.60

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$43,064	$40,177	$128,932	$133,388
Other comprehensive income
Unrealized gain on derivative contracts	20,433	27,049	35,706	80,213
Realized loss on derivative contracts	—	—	(1,643)	—
Reclassification of other comprehensive (income) loss to interest expense	(9,018)	(833)	(26,239)	7,427
Other comprehensive income	11,415	26,216	7,824	87,640
Comprehensive income	54,479	66,393	136,756	221,028
Comprehensive income attributable to noncontrolling interests	(17,466)	(25,624)	(43,840)	(86,568)
Comprehensive income attributable to National Storage Affiliates Trust	$37,013	$40,769	$92,916	$134,460

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Vesting and forfeitures of restricted common shares, net	—	—	(1,723)	—	(217)	—	—	—	(217)
Preferred share dividends	—	—	—	—	—	(5,402)	—	—	(5,402)
Common share dividends	—	—	—	—	—	(49,451)	—	—	(49,451)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(35,456)	(35,456)
Other comprehensive income	—	—	—	—	—	—	11,658	5,465	17,123
Net income	—	—	—	—	—	29,448	—	16,028	45,476
Balances, June 30, 2023	14,685,716	$340,651	88,649,794	$886	$1,692,741	$(445,813)	$36,906	$759,030	$2,384,401
Issuance of preferred shares	—	—	—	—	(92)	—	—	—	(92)
OP equity issued for property acquisitions:
OP units, LTIP units, subordinated performance units and Series A-1 preferred units, net of offering costs	—	—	—	—	—	—	—	16,370	16,370
Redemptions of OP Units	—	—	667,484	7	10,055	—	279	(10,341)	—
Repurchase of common shares	—	—	(6,360,994)	(63)	(213,374)	—	—	—	(213,437)
Effect of changes in ownership for consolidated entities	—	—	—	—	49,827	—	(559)	(49,268)	—
Equity-based compensation expense	—	—	—	—	122	—	—	1,580	1,702
Vesting and forfeitures of restricted common shares, net	—	—	(487)	—	—	—	—	—	—
Preferred share dividends	—	—	—	—	—	(5,393)	—	—	(5,393)
Common share dividends	—	—	—	—	—	(46,642)	—	—	(46,642)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(34,657)	(34,657)
Other comprehensive income	—	—	—	—	—	—	7,776	3,639	11,415
Net income	—	—	—	—	—	29,237	—	13,827	43,064
Balances, September 30, 2023	14,685,716	$340,651	82,955,797	$830	$1,539,279	$(468,611)	$44,402	$700,180	$2,156,731
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$128,932	$133,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	168,005	175,594
Amortization of debt issuance costs	4,841	3,245
Amortization of debt discount and premium, net	(428)	(522)
Gain on sale of self storage properties	—	(2,134)
Other	969	992
Equity-based compensation expense	5,028	4,670
Equity in earnings of unconsolidated real estate ventures	(5,469)	(5,590)
Distributions from unconsolidated real estate ventures	17,761	17,126
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	(3,632)	(5,644)
Accounts payable and accrued liabilities	28,483	29,419
Deferred revenue	3,092	(601)
Net Cash Provided by Operating Activities	347,582	349,943
INVESTING ACTIVITIES
Acquisition of self-storage properties	(31,753)	(488,735)
Capital expenditures	(25,955)	(33,902)
Investment in unconsolidated real estate venture	—	(55,044)
Deposits and advances for self storage properties and other acquisitions	(241)	(750)
Expenditures for corporate furniture, equipment and other	(1,063)	(754)
Acquisition of management company assets and interest in reinsurance company from PRO retirement	(16,924)	—
Proceeds from sale of self storage properties	—	6,166
Net Cash Used In Investing Activities	(75,936)	(573,019)
FINANCING ACTIVITIES
Borrowings under debt financings	799,000	1,402,000
Repurchase of common shares	(282,748)	(50,093)
Principal payments under debt financings	(502,787)	(853,255)
Payment of dividends to common shareholders	(144,848)	(146,149)
Payment of dividends to preferred shareholders	(14,757)	(10,043)
Distributions to noncontrolling interests	(104,845)	(104,783)
Debt issuance costs	(2,213)	(4,290)
Equity offering costs	—	(772)
Net Cash (Used In) Provided By Financing Activities	(253,198)	232,615
Increase in Cash, Cash Equivalents and Restricted Cash	18,448	9,539
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	42,199	27,875
End of period	$60,647	$37,414

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

Supplemental Cash Flow and Noncash Information
Cash paid for interest	$100,466	$65,424
Consideration exchanged in investment activity
Issuance of Series A-1 preferred units, OP units, LTIP units, and subordinated performance units	59,204	39,975
Issuance of Series B preferred shares	113,182	—
Deposits on acquisitions applied to purchase price	—	800
Other net liabilities assumed	197	2,734

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
The Company owned 934 consolidated self storage properties in 39 states and Puerto Rico with approximately 59.5 million rentable square feet in approximately 463,000 storage units as of September 30, 2023. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). As of September 30, 2023, the Company directly managed 603 of these self storage properties through its corporate brands of iStorage, SecurCare, Northwest and Move It, and the PROs managed the remaining 331 self storage properties. These PROs are Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In") and Blue Sky Self Storage, LLC, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
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
As of September 30, 2023, the Company also managed through its property management platform an additional portfolio of 185 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 13.5 million rentable square feet, configured in approximately 111,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of September 30, 2023, in total, the Company operated and held ownership interests in 1,119 self storage properties located across 42 states and Puerto Rico with approximately 73.0 million rentable square feet in approximately 574,000 storage units.

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
As of September 30, 2023, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 48 self storage properties. The net book value of the real estate owned by these VIEs was $406.0 million and $412.9 million as of September 30, 2023 and December 31, 2022, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $188.7 million as of September 30, 2023 and December 31, 2022, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended September 30, 2023 and 2022, the Company recognized $6.3 million and $5.0 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the nine months ended September 30, 2023 and 2022, the Company recognized $17.9 million and $14.8 million, respectively, of tenant insurance and tenant warranty protection plan revenues.

The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended September 30, 2023 and 2022, the Company recognized retail sales of $0.6 million and $0.6 million, respectively and during the nine months ended September 30, 2023 and 2022, the Company recognized retail sales of $1.9 million and $2.0 million, respectively.
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
With respect to both the 2018 Joint Venture and the 2016 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the three months ended September 30, 2023 and 2022, the Company recognized property management fees, call center fees and platform fees of $4.2 million and $4.2 million, respectively and during the nine months ended September 30, 2023 and 2022, the Company recognized property management fees, call center fees and platform fees of $12.6 million and $12.2 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended September 30, 2023 and 2022, the Company recognized acquisition fees of $0 and $0.2 million, respectively and during the nine months ended September 30, 2023 and 2022, the Company recognized acquisition fees of $0 and $1.2 million, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in both of the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended September 30, 2023 and 2022, the Company recognized $5.2 million and $2.1 million, respectively, of revenue related to these activities and during the nine months ended September 30, 2023 and 2022, the Company recognized $12.3 million and $7.3 million, respectively, of revenue related to these activities.
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

During the nine months ended September 30, 2023, the Company did not sell any shares through the ATM program. As of September 30, 2023, the Company had $169.1 million of capacity remaining under its ATM Program.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares of beneficial interest from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the nine months ended September 30, 2023 the Company repurchased 7,983,868 common shares for approximately $282.7 million. Under the share repurchase program, the Company has remaining capacity of approximately $27.6 million out of a total of $400.0 million authorized.
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
On March 16, 2023, the Company issued 5,668,128 Series B Preferred Shares for approximately $139.6 million, to shareholders of an affiliate of Personal Mini, in connection with the acquisition of a portfolio of 15 properties. As part of the acquisition transaction, the Company recorded a $26.1 million promissory note receivable from an affiliate of Personal Mini. Proceeds from the promissory note were used by the affiliate of Personal Mini to acquire $26.1 million of subordinated performance units. The promissory note bears interest at a rate equivalent to the dividends paid on 1,059,683 of the Series B Preferred Shares. As a result of these agreements, in accordance with GAAP, the $26.1 million promissory note receivable, interest income on the note receivable, $26.1 million of Series B Preferred Shares value, and dividends on such Series B Preferred Shares have been offset in the accompanying condensed consolidated balance sheets, statements of operations, and statements of changes in equity, resulting in a net amount presented as proceeds from the issuance of Series B Preferred Shares of $113.2 million.
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

As of September 30, 2023 and December 31, 2022, units reflecting noncontrolling interests consisted of the following:

	September 30, 2023	December 31, 2022
Series A-1 preferred units	1,032,986	712,208
OP units	37,821,686	35,737,281
Subordinated performance units	7,955,825	8,154,524
LTIP units	785,932	728,890
DownREIT units
DownREIT OP units	2,120,491	1,924,918
DownREIT subordinated performance units	4,133,474	4,337,111
Total	53,850,394	51,594,932
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A Preferred Shares or the issuance of Series A Preferred Shares on a one-for-one basis, subject to adjustments. The Series A Preferred Shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends beginning in October 2022. The increase in Series A-1 preferred units outstanding from December 31, 2022 to September 30, 2023 was due to (i) 287,337 Series A-1 preferred units issued in connection with the acquisition of a self storage property and (ii) the issuance of 33,441 Series A-1 preferred units in connection with the termination of a lease and the contribution of the development rights for vacant land owned by the Company at one of the Company’s self storage facilities.
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
The increase in OP units outstanding from December 31, 2022 to September 30, 2023 was due to (i) 2,545,063 OP units issued upon the non-voluntary conversion of 926,623 subordinated performance units (as discussed further below) in connection with Move It's retirement, (ii) 481,811 OP units issued upon the voluntary conversion of 397,000 subordinated performance units, (iii) the issuance of 18,895 OP units in connection with the acquisition of self storage properties, (iv) the conversion of 128,487 LTIP units into an equivalent number of OP units, partially offset by the redemption of 1,089,851 OP units for an equal number of common shares.
The increase in DownREIT OP units outstanding from December 31, 2022 to September 30, 2023 was due to 195,573 DownREIT OP units issued upon the voluntary conversion of 203,637 DownREIT subordinated performance units.

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
The decrease in subordinated performance units outstanding from December 31, 2022 to September 30, 2023 was due to the conversion of 926,623 subordinated performance units into 2,545,063 OP units in connection with the retirement of Move It, and the voluntary conversion of 397,000 subordinated performance units into 481,811 OP units, partially offset by the issuance of 1,124,924 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2022 to September 30, 2023 was due to the voluntary conversion of 203,637 DownREIT subordinated performance units into 195,573 DownREIT OP units.
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
The increase in LTIP units outstanding from December 31, 2022 to September 30, 2023 was due to issuance of 185,529 compensatory LTIP units to employees, net of forfeitures, partially offset by the conversion of 128,487 LTIP units into an equivalent number of OP units.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Land	$1,152,156	$1,111,326
Buildings and improvements	5,453,118	5,269,383
Furniture and equipment	11,413	10,863
Total self storage properties	6,616,687	6,391,572
Less accumulated depreciation	(930,885)	(772,661)
Self storage properties, net	$5,685,802	$5,618,911
Depreciation expense related to self storage properties amounted to $53.2 million and $49.8 million during the three months ended September 30, 2023 and 2022, respectively and $158.3 million and $144.3 million during the nine months ended September 30, 2023 and 2022, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2018 Joint Venture
As of September 30, 2023, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 104 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2023, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
ASSETS
Self storage properties, net	$1,845,712	$1,891,203
Other assets	41,932	36,873
Total assets	$1,887,644	$1,928,076
LIABILITIES AND EQUITY
Debt financing	$1,002,993	$1,002,301
Other liabilities	32,047	23,808
Equity	852,604	901,967
Total liabilities and equity	$1,887,644	$1,928,076

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022
Total revenue	$53,989	$53,601
Property operating expenses	15,084	14,335
Net operating income	38,905	39,266
Supervisory, administrative and other expenses	(3,564)	(3,540)
Depreciation and amortization	(17,147)	(17,298)
Interest expense	(10,417)	(10,416)
Acquisition and other expenses	(123)	(233)
Net income	$7,654	$7,779

	Nine Months Ended September 30,
	2023	2022
Total revenue	$161,426	$102,599
Property operating expenses	45,246	28,144
Net operating income	116,180	74,455
Supervisory, administrative and other expenses	(10,654)	(6,742)
Depreciation and amortization	(52,290)	(32,680)
Interest expense	(31,247)	(20,826)
Acquisition and other expenses	(310)	(507)
Net income	$21,679	$13,700

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 18 self storage properties and two annexes to existing properties for $204.4 million during the nine months ended September 30, 2023. Of these acquisitions, 18 self storage properties and one annex totaling $201.4 million were acquired by the Company from its PROs. The self storage property acquisitions were accounted for as asset acquisitions and accordingly, $1.3 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at an estimated value of $4.2 million, resulting in a total value of $200.2 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the nine months ended September 30, 2023 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of Equity(1)	Other Liabilities	Total

March 31, 2023	16	$9,920	$150,531	$85	$160,536
June 30, 2023(2)	—	8,167	5,577	34	13,778
September 30, 2023	2	13,666	16,370	78	30,114
Total	18	$31,753	$172,478	$197	$204,428
(1)Value of equity represents the fair value of Series A-1 preferred units, Series B Preferred Shares, subordinated performance units, OP units and LTIP units.
(2)During the three months ended June 30, 2023, the Company acquired two annexes to existing properties.
During the nine months ended September 30, 2023, in connection with the retirement of Move It as a PRO as discussed in Note 1 and Note 3, the Company acquired Move It's rights to its asset management agreements, the Move It brand, and intellectual property for $4.7 million.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Customer in-place leases, net of accumulated amortization of $2,608 and $5,004, respectively	$2,256	$5,090
Receivables:
Trade, net	13,379	13,120
PROs and other affiliates	7,423	4,175
Receivables from unconsolidated real estate ventures	7,498	5,375
Property acquisition and other deposits	241	—
Interest rate swaps	60,380	51,466
Prepaid expenses and other	13,794	26,156
Corporate furniture, equipment and other, net	2,555	1,534
Trade names	8,851	7,442
Management contracts, net of accumulated amortization of $6,430 and $5,398, respectively	14,396	12,113
Tenant reinsurance intangible, net of accumulated amortization of $3,491 and $2,466, respectively	32,575	21,575
Goodwill	8,182	8,182
Total	$171,530	$156,228
Amortization expense related to customer in-place leases amounted to $1.8 million and $9.1 million for the three months ended September 30, 2023 and 2022, respectively and $7.1 million and $29.1 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense related to management contracts amounted to $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively and $1.0 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.3 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively and $1.0 million and $0.7 million for the nine months ended September 30, 2023 and 2022, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of September 30, 2023 and December 31, 2022 is summarized as follows (dollars in thousands):

	Interest Rate(1)	September 30, 2023	December 31, 2022
Credit Facility:
Revolving line of credit	6.70%	$812,000	$496,000
Term loan A	—%	—	125,000
Term loan B	3.28%	275,000	250,000
Term loan C	4.07%	325,000	225,000
Term loan D	4.05%	275,000	175,000
Term loan E	4.93%	130,000	125,000
2023 Term loan facility	—%	—	175,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 Term loan facility	4.27%	100,000	100,000
June 2029 Term loan facility	5.37%	285,000	285,000
2026 Senior Unsecured Notes	2.16%	35,000	35,000
2028 Senior Unsecured Notes	5.75%	120,000	—
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.63%	229,785	299,570
Total principal		3,856,785	3,560,570
Unamortized debt issuance costs and debt premium, net		(9,809)	(9,391)
Total debt		$3,846,976	$3,551,179
(1)Represents the effective interest rate as of September 30, 2023. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. $25.0 million of Tranche B, $100.0 million of Tranche C, and $5.0 million of Tranche E are subject to variable interest rates, which is reflected in the effective interest rate. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

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
As of September 30, 2023, the Company had outstanding letters of credit totaling $6.4 million and would have had the capacity to borrow remaining Revolver commitments of $131.6 million while remaining in compliance with the credit facility's financial covenants. At September 30, 2023, the Company was in compliance with all such covenants.
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
October 2026, October 2028, October 2030 And October 2033 Senior Unsecured Notes
As discussed in Note 13, on October 5, 2023, the Company’s operating partnership issued $65.0 million of 6.46% senior unsecured notes due October 5, 2026 (the "October 2026 Notes"), $100.0 million of 6.55% senior unsecured notes due October 5, 2028 (the "October 2028 Notes"), $35.0 million of 6.66% senior unsecured notes due October 5, 2030 (the "October 2030 Notes") and $50.0 million of 6.73% senior unsecured notes due October 5, 2033 (the "October 2033 Notes") in a private placement to certain institutional investors.

Future Debt Obligations
Based on existing debt agreements in effect as of September 30, 2023, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2023	$7,028	$(778)	$6,250
2024	296,964	(2,906)	294,058
2025	327,185	(1,854)	325,331
2026	312,322	(1,544)	310,778
2027	1,029,369	(1,040)	1,028,329
2028	285,624	(829)	284,795
Thereafter	1,598,293	(858)	1,597,435
	$3,856,785	$(9,809)	$3,846,976

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per common share - basic and diluted
Numerator
Net income	$43,064	$40,177	$128,932	$133,388
Net income attributable to noncontrolling interests	(13,827)	(17,966)	(41,290)	(60,911)
Net income attributable to National Storage Affiliates Trust	29,237	22,211	87,642	72,477
Distributions to preferred shareholders	(5,110)	(3,382)	(13,908)	(10,043)
Distributed and undistributed earnings allocated to participating securities	(13)	(14)	(44)	(44)
Net income attributable to common shareholders - basic	24,114	18,815	73,690	62,390
Effect of assumed conversion of dilutive securities	13,396	—	40,012	—
Net income attributable to common shareholders - diluted	$37,510	$18,815	$113,702	$62,390

Denominator
Weighted average shares outstanding - basic	87,004	91,471	88,263	91,446
Effect of dilutive securities:
Weighted average OP units outstanding	38,030	—	38,505	—
Weighted average DownREIT OP unit equivalents outstanding	2,121	—	2,121	—
Weighted average LTIP units outstanding	61	—	54	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	18,902	—	18,667	—
Weighted average shares outstanding - diluted	146,118	91,471	147,610	91,446

Earnings per share - basic	$0.28	$0.21	$0.83	$0.68
Earnings per share - diluted	$0.26	$0.21	$0.77	$0.68

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2023, 501,311 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the three and nine months ended September 30, 2023, 216,000 LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended September 30, 2023 and 2022, the Company incurred $5.5 million and $5.8 million, respectively, for supervisory and administrative fees to the PROs and during the nine months ended September 30, 2023 and 2022, the Company incurred $16.1 million and $16.7 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended September 30, 2023 and 2022, the Company incurred $6.7 million and $7.5 million, respectively, for payroll and related costs reimbursable to these PROs and for the nine months ended September 30, 2023 and 2022, the Company incurred $19.8 million and $21.6 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Due Diligence Costs
During the three months ended September 30, 2023 and 2022, the Company incurred $0 and $0.1 million of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs and during the nine months ended September 30, 2023 and 2022, the Company incurred $0 and $0.5 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. These due diligence costs are capitalized as part of the basis of the acquired self storage properties.
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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of September 30, 2023
Interest Rate Swaps	17	$1,335,000	$60,380	$—

As of December 31, 2022
Interest Rate Swaps	19	$1,410,000	$51,466	$(483)

The following table presents the effect of our derivative instruments on our consolidated financial statements (dollars in thousands):

Fair value at December 31, 2021	$(33,757)
Swap ineffectiveness	7
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	7,427
Unrealized gains on interest rate swaps included in accumulated other comprehensive income (loss)	80,213
Fair value at September 30, 2022	$53,890

Fair value at December 31, 2022	$50,983
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(26,309)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	35,706
Fair value at September 30, 2023	$60,380
As of September 30, 2023 and December 31, 2022, the Company had outstanding interest rate swaps with aggregate current notional amounts of $1,335.0 million and $1,410.0 million, respectively, designated as cash flow hedges. As of September 30, 2023, the Company's swaps had a weighted average remaining term of approximately 3.1 years.
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
The fair value of these swaps are presented as interest rate swap assets and liabilities in the Company's condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at September 30, 2023 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction into interest expense, approximately $34.6 million of the unrealized gains and realized losses included in accumulated other comprehensive income (loss).

There were no transfers between levels of the three-tier fair value measurement hierarchy during the nine months ended September 30, 2023 and 2022. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including SOFR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include SOFR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2023, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at September 30, 2023 and December 31, 2022, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing reflected in the balance sheets at September 30, 2023 and December 31, 2022 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Liabilities
Private Placement Notes	$1,350,000	$1,230,000	$1,082,649	$1,014,153
Mortgage Notes	229,785	299,570	212,239	282,758
(1) Carrying value represents the principal balance outstanding

13. SUBSEQUENT EVENTS
October 2026, October 2028, October 2030 And October 2033 Senior Unsecured Notes
On October 5, 2023, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "October 2023 Note Purchase Agreement") which provided for the private placement of
$65.0 million of 6.46% senior unsecured notes due October 5, 2026, $100.0 million of 6.55% senior unsecured notes due October 5, 2028, $35.0 million of 6.66% senior unsecured notes due October 5, 2030 and $50.0 million of 6.73% senior unsecured notes due October 5, 2033 (together the "Senior Unsecured Notes") to certain institutional investors. The Senior Unsecured Notes are governed by the October 2023 Note Purchase Agreement. The Company used the proceeds from the Senior Unsecured Notes to repay outstanding amounts on its revolving line of credit and for general corporate purposes.

Interest is paid semiannually, on April 5th and October 5th of each year, commencing on April 5, 2024. The Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The Senior Unsecured Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility, May 2026 Senior Unsecured Notes, July 2028 Senior Unsecured Notes, 2029 Senior Unsecured Notes, August 2030 Senior Unsecured Notes, November 2030 Senior Unsecured Notes, May 2031 Senior Unsecured Notes, August 2031 Senior Unsecured Notes, November 2031 Senior Unsecured Notes, August 2032 Senior Unsecured Notes, November 2032 Senior Unsecured Notes, May 2033 Senior Unsecured Notes, November 2033 Unsecured Notes and 2036 Senior Unsecured Notes. The October 2023 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the October 2023 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make certain distributions or certain investments, incur debt, incur liens and enter into certain transactions.
Self Storage Property Acquisitions
Subsequent to September 30, 2023, the Company acquired two self storage properties for approximately $25.4 million. Consideration for these acquisitions included approximately $17.1 million of net cash, the assumption of approximately $0.2 million of other working capital liabilities and OP equity of approximately $8.1 million (consisting of the issuance of 179,354 Series A-1 preferred units, 35,446 subordinated performance units and the vesting of 7,600 previously granted LTIP units).

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

•changes in interest rates, the degree to which our hedging strategies may or may not protect us from interest rate volatility and the impact of such changes on the economy and our industry;
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

Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of a majority of our consolidated properties and our unconsolidated real estate ventures. As of September 30, 2023, our property management platform managed and controlled 603 of our consolidated properties and 185 of our unconsolidated real estate venture properties. The properties are managed by us under the brands of iStorage, Move It, Northwest and SecurCare.
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
As of September 30, 2023, the Company had eight PROs: Optivest, Guardian, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of September 30, 2023, we owned a geographically diversified portfolio of 934 self storage properties, located in 39 states and Puerto Rico, comprising approximately 59.5 million rentable square feet, configured in approximately 463,000 storage units. Of these properties, 319 were acquired by us from our current and former PROs, 614 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the nine months ended September 30, 2023, we acquired 18 self storage properties and two annexes to existing properties for $204.4 million, comprising approximately 1.2 million rentable square feet, configured in approximately 9,500 storage units. Of these acquisitions, 18 self storage properties and one annex were acquired from our PROs.

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
2018 Joint Venture
As of September 30, 2023, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 104 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2023, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.6 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition activity. We acquired 18 self storage properties and two annexes to existing properties during the nine months ended September 30, 2023 and 45 self storage properties during the year ended December 31, 2022. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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

Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Change

Rental revenue	$201,833	$193,724	$8,109
Other property-related revenue	7,764	6,400	1,364
Management fees and other revenue	9,550	6,649	2,901
Total revenue	219,147	206,773	12,374
Property operating expenses	58,581	55,132	3,449
General and administrative expenses	15,100	15,298	(198)
Depreciation and amortization	55,842	59,631	(3,789)
Other	4,138	6,356	(2,218)
Total operating expenses	133,661	136,417	(2,756)
Other (expense) income
Interest expense	(43,065)	(28,871)	(14,194)
Equity in earnings of unconsolidated real estate ventures	1,930	2,134	(204)
Acquisition costs	(341)	(1,142)	801
Non-operating income (expense)	(24)	(226)	202
Other expense, net	(41,500)	(28,105)	(13,395)
Income before income taxes	43,986	42,251	1,735
Income tax expense	(922)	(2,074)	1,152
Net income	43,064	40,177	2,887
Net income attributable to noncontrolling interests	(13,827)	(17,966)	4,139
Net income attributable to National Storage Affiliates Trust	29,237	22,211	7,026
Distributions to preferred shareholders	(5,110)	(3,382)	(1,728)
Net income attributable to common shareholders	$24,127	$18,829	$5,298
Total Revenue
Our total revenue increased by $12.4 million, or 6.0%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase was primarily attributable to incremental revenue from 20 self storage properties acquired between October 1, 2022 and September 30, 2023 (partially offset by the disposition of one self storage property), and increases in management fees and other revenue from our unconsolidated real estate ventures. Total revenue increased despite a decrease in total portfolio average occupancy from 92.7% for the three months ended September 30, 2022 to 88.6% for the three months ended September 30, 2023. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue increased by $8.1 million, or 4.2%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase in rental revenue was primarily attributable to incremental rental revenue of $4.2 million from 20 self storage properties acquired between October 1, 2022 and September 30, 2023. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $14.58, for the three months ended September 30, 2022 to $15.32, or 5.1%, for the three months ended September 30, 2023, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related fees and sales of storage supplies. Other property-related revenue increased by $1.4 million, or 21.3%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase primarily resulted from an increase in tenant insurance revenue.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, were $9.6 million for the three months ended September 30, 2023, compared to $6.6 million for the three months ended September 30, 2022, an increase of $3.0 million. This increase was primarily attributable to changes in our tenant insurance programs.
Property Operating Expenses
Property operating expenses were $58.6 million for the three months ended September 30, 2023 compared to $55.1 million for the three months ended September 30, 2022, an increase of $3.5 million, or 6.3%. The increase in property operating expenses is primarily attributable to increases in marketing expense of $1.4 million, insurance expense of $1.1 million and utilities expense of $0.6 million.
General and Administrative Expenses
General and administrative expenses decreased $0.2 million, or 1.3%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This decrease was primarily attributable to decreases in supervisory and administrative fees charged by our PROs resulting from the decrease in the number of properties managed by our PROs.
Depreciation and Amortization
Depreciation and amortization decreased $3.8 million, or 6.4%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This decrease was primarily attributable to amortization expense for customer in-place leases decreasing from $9.1 million for the three months ended September 30, 2022 to $1.8 million for the three months ended September 30, 2023, and partially offset by the incremental depreciation expense related to the 20 self storage properties acquired between October 1, 2022 and September 30, 2023.
Other
Other expenses decreased $2.3 million, from $6.4 million for the three months ended September 30, 2022 to $4.1 million for the three months ended September 30, 2023. This decrease was primarily attributable to decreases in casualty-related expenses and losses, partially offset by an increase in administrative costs relating to our tenant insurance programs.
Interest Expense
Interest expense increased $14.2 million, or 49.2%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in interest expense was primarily attributable to an increase in the effective interest rate under our revolving line of credit from 4.39%, as of September 30, 2022, to 6.70% as of September 30, 2023, and, to a lesser extent, an increase in overall average borrowings outstanding.

Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended September 30, 2023, we recorded $1.9 million of equity in earnings from our unconsolidated real estate ventures compared to $2.1 million of earnings for the three months ended September 30, 2022.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $13.8 million for the three months ended September 30, 2023, compared to $18.0 million for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Change

Rental revenue	$595,273	$552,829	$42,444
Other property-related revenue	22,184	18,907	3,277
Management fees and other revenue	25,194	21,111	4,083
Total revenue	642,651	592,847	49,804
Property operating expenses	172,158	157,678	14,480
General and administrative expenses	44,325	43,966	359
Depreciation and amortization	168,005	175,594	(7,589)
Other	8,531	7,351	1,180
Total operating expenses	393,019	384,589	8,430
Other (expense) income
Interest expense	(120,706)	(75,966)	(44,740)
Loss on early extinguishment of debt	(758)	—	(758)
Equity in earnings of unconsolidated real estate ventures	5,469	5,590	(121)
Acquisition costs	(1,424)	(2,377)	953
Non-operating expense	(426)	(599)	173
Gain on sale of self storage properties	—	2,134	(2,134)
Other expense, net	(117,845)	(71,218)	(46,627)
Income before income taxes	131,787	137,040	(5,253)
Income tax expense	(2,855)	(3,652)	797
Net income	128,932	133,388	(4,456)
Net income attributable to noncontrolling interests	(41,290)	(60,911)	19,621
Net income attributable to National Storage Affiliates Trust	87,642	72,477	15,165
Distributions to preferred shareholders	(13,908)	(10,043)	(3,865)
Net income attributable to common shareholders	$73,734	$62,434	$11,300

Total Revenue
Our total revenue increased by $49.8 million, or 8.4%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase was primarily attributable to incremental revenue from 18 self storage properties acquired during 2023 and 45 self storage properties acquired during 2022, that were owned during the entire nine months ended September 30, 2023 (partially offset by the disposition of one self storage property), and increases in management fees and other revenue from our unconsolidated real estate ventures. Total revenue increased despite a decrease in total portfolio average occupancy from 92.8% for the nine months ended September 30, 2022 to 88.7% for the nine months ended September 30, 2023. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $42.4 million, or 7.7%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase in rental revenue was primarily attributable to incremental rental revenue of $7.5 million from 18 self storage properties acquired during 2023 and $19.0 million from the 45 self storage properties acquired during 2022, that were owned during the entire nine months ended September 30, 2023. Average annualized rental revenue per occupied square foot increased from $14.13, for the nine months ended September 30, 2022 to $15.13, or 7.1%, for the nine months ended September 30, 2023, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related fees and sales of storage supplies. Other property-related revenue increased by $3.3 million, or 17.3%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase primarily resulted from an increase in tenant insurance revenue of $3.1 million.
Management Fees and Other Revenue
Management fees and other revenue, which include revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, were $25.2 million for the nine months ended September 30, 2023, compared to $21.1 million for the nine months ended September 30, 2022, an increase of $4.1 million. This increase was primarily attributable to changes in our tenant insurance programs.
Property Operating Expenses
Property operating expenses were $172.2 million for the nine months ended September 30, 2023 compared to $157.7 million for the nine months ended September 30, 2022, an increase of $14.5 million, or 9.2%. The increase in property operating expenses was primarily attributable to increases in marketing expense of $3.8 million, property tax expense of $2.6 million, insurance expense of $2.1 million and utilities expense of $1.7 million.
General and Administrative Expenses
General and administrative expenses increased $0.4 million, or 0.8%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This increase was primarily attributable to an increase in professional services costs, partially offset by a decrease in supervisory and administrative fees charged by our PROs resulting from the decrease in the number of properties managed by our PROs.
Depreciation and Amortization
Depreciation and amortization decreased $7.6 million, or 4.3%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This decrease was primarily attributable to amortization expense for customer in-place leases decreasing from $29.1 million for the nine months ended September 30, 2022 to $7.1 million for the nine months ended September 30, 2023, and partially offset by incremental depreciation expense related to the 20 self storage properties acquired between October 1, 2022 and September 30, 2023.

Other
Other expenses increased $1.1 million, from $7.4 million for the nine months ended September 30, 2022 to $8.5 million for the nine months ended September 30, 2023. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs and our reserves for casualty-related expenses and losses, each resulting from continued growth in our portfolio.
Interest Expense
Interest expense increased $44.7 million, or 58.9%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The increase in interest expense was primarily attributable to an increase in the effective interest rate under our revolving line of credit from 4.39%, as of September 30, 2022, to 6.70% as of September 30, 2023, and, to a lesser extent, an increase in overall average borrowings outstanding.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was $0.8 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2023, in connection with an amendment to our credit facility, two of the lenders that were included in the syndicated group of lenders prior to the amendment are no longer participating lenders following the amendment, which constitutes an extinguishment of debt for accounting purposes. Additionally, in connection with the amendment we retired two term loans prior to their contractual maturity. Loss on early extinguishment of debt includes costs incurred related to these extinguishments, and the write off of $0.4 million of unamortized debt issuance costs related to the retired term loans or attributed to the entities no longer included in the lender syndicate.
Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the nine months ended September 30, 2023, we recorded $5.5 million of equity in earnings from our unconsolidated real estate ventures compared to $5.6 million of earnings for the nine months ended September 30, 2022.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $41.3 million for the nine months ended September 30, 2023, compared to $60.9 million for the nine months ended September 30, 2022.

Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The December 2018 Nareit Funds From Operations White Paper - 2018 Restatement, which we refer to as the White Paper, defines FFO as net income (as determined under GAAP), excluding: real estate depreciation and amortization, gains and losses from the sale of certain real estate assets, gains and losses from change in control, mark-to-market changes in value recognized on equity securities, impairment write-downs of certain real estate assets and impairment of investments in entities when it is directly attributable to decreases in the value of depreciable real estate held by the entity and after items to record unconsolidated partnerships and joint ventures on the same basis. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders, we exclude distributions declared on subordinated performance units, DownREIT subordinated performance units, preferred shares and preferred units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt, casualty-related expenses, losses, and related recoveries, and adjustments for unconsolidated partnerships and joint ventures.
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

The following table presents a reconciliation of net income to FFO and Core FFO for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$43,064	$40,177	$128,932	$133,388
Add (subtract):
Real estate depreciation and amortization	55,528	59,303	167,078	174,643
Company's share of unconsolidated real estate venture real estate depreciation and amortization	4,287	4,441	13,073	12,611
Gain on sale of self storage properties	—	—	—	(2,134)
Distributions to preferred shareholders and unitholders	(5,393)	(3,653)	(14,758)	(10,857)
FFO attributable to subordinated performance unitholders(1)	(12,068)	(14,053)	(36,164)	(43,648)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	85,418	86,215	258,161	264,003
Add (subtract):
Acquisition costs	341	1,142	1,424	2,377
Casualty-related expense (recoveries)(2)	—	5,754	(522)	5,754
Loss on early extinguishment of debt	—	—	758	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$85,759	$93,111	$259,821	$272,134

Weighted average shares and units outstanding - FFO and Core FFO:(3)
Weighted average shares outstanding - basic	87,004	91,471	88,263	91,446
Weighted average restricted common shares outstanding	25	26	26	27
Weighted average OP units outstanding	38,030	35,334	38,504	35,361
Weighted average DownREIT OP unit equivalents outstanding	2,120	1,925	2,120	1,925
Weighted average LTIP units outstanding	562	477	545	526
Total weighted average shares and units outstanding - FFO and Core FFO	127,741	129,233	129,458	129,285

FFO per share and unit	$0.67	$0.67	$1.99	$2.04
Core FFO per share and unit	$0.67	$0.72	$2.01	$2.10

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

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per share - diluted	$0.26	$0.21	$0.77	$0.68
Impact of the difference in weighted average number of shares(1)	0.04	(0.06)	0.11	(0.20)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	0.14	—	0.47
Add real estate depreciation and amortization	0.44	0.46	1.29	1.35
Add Company's share of unconsolidated venture real estate depreciation and amortization	0.03	0.03	0.10	0.10
Subtract gain on sale of self storage properties	—	—	—	(0.02)
FFO attributable to subordinated performance unitholders	(0.10)	(0.11)	(0.28)	(0.34)
FFO per share and unit	0.67	0.67	1.99	2.04
Add acquisition costs	—	0.01	0.01	0.02
Add casualty-related expense	—	0.04	—	0.04
Add loss on early extinguishment of debt	—	—	0.01	—
Core FFO per share and unit	$0.67	$0.72	$2.01	$2.10

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
Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022
As of September 30, 2023, our same store portfolio consisted of 834 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
Rental revenue
Same store portfolio	$181,734	$180,751	$983
Non-same store portfolio	20,099	12,973	7,126
Total rental revenue	201,833	193,724	8,109
Other property-related revenue
Same store portfolio	6,966	5,967	999
Non-same store portfolio	798	433	365
Total other property-related revenue	7,764	6,400	1,364
Property operating expenses
Same store portfolio	52,403	50,285	2,118
Non-same store portfolio	6,178	4,922	1,256
Prior period comparability adjustment	—	(75)	75
Total property operating expenses	58,581	55,132	3,449
Net operating income
Same store portfolio	136,297	136,433	(136)
Non-same store portfolio	14,719	8,559	6,160
Total net operating income	$151,016	$144,992	$6,024
Rental Revenue
Same store portfolio rental revenues increased $1.0 million, or 0.5%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. Annualized same store portfolio rental revenue (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized same store rental revenue per occupied square foot") increased from $14.77 to $15.51, or 5.0%, for the three months ended September 30, 2023, driven primarily by increased contractual lease rates for in-place tenants. This increase in same store portfolio rental revenue was partially offset by a decrease in average occupancy from 93.5% for the three months ended September 30, 2022 to 89.5% for the three months ended September 30, 2023.
Other Property-Related Revenue
Same store portfolio other property-related revenue increased by $1.0 million, or 16.7%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. This increase primarily resulted from an increase in tenant insurance revenue.

Property Operating Expenses
Same store portfolio property operating expenses were $52.4 million for the three months ended September 30, 2023 compared to $50.3 million for the three months ended September 30, 2022, an increase of $2.1 million, or 4.2%. The increase in same store property operating expenses was a result of increases in marketing and insurance costs, partially offset by decreases in personnel expenses during the three months ended September 30, 2023.
Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022
As of September 30, 2023, our same store portfolio consisted of 834 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022	Change
Rental revenue
Same store portfolio	$539,308	$524,365	$14,943
Non-same store portfolio	55,965	28,464	27,501
Total rental revenue	595,273	552,829	42,444
Other property-related revenue
Same store portfolio	20,015	17,834	2,181
Non-same store portfolio	2,169	1,073	1,096
Total other property-related revenue	22,184	18,907	3,277
Property operating expenses
Same store portfolio	153,017	146,306	6,711
Non-same store portfolio	19,141	11,597	7,544
Prior period comparability adjustment	—	(225)	225
Total property operating expenses	172,158	157,678	14,480
Net operating income
Same store portfolio	406,306	395,893	10,413
Non-same store portfolio	38,993	18,165	20,828
Total net operating income	$445,299	$414,058	$31,241
Rental Revenue
Same store portfolio rental revenues increased $14.9 million, or 2.8%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Average annualized same store rental revenue per occupied square foot increased from $14.33 to $15.31, or 6.8%, for the nine months ended September 30, 2023, driven primarily by increased contractual lease rates for in-place tenants. This increase in same store portfolio rental revenue was partially offset by a decrease in average occupancy from 93.7% for the nine months ended September 30, 2022 to 89.6% for the nine months ended September 30, 2023.
Other Property-Related Revenue
Same store portfolio other property-related revenue increased by $2.2 million, or 12.2%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. This increase primarily resulted from an increase in tenant insurance revenue.
Property Operating Expenses
Same store portfolio property operating expenses were $153.0 million for the nine months ended September 30, 2023 compared to $146.3 million for the nine months ended September 30, 2022, an increase of $6.7 million, or 4.6%. The increase in same store property operating expenses was a result of increases in marketing and insurance costs, partially offset by decreases in personnel costs during the nine months ended September 30, 2023.

The following table presents a reconciliation of net income to NOI for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$43,064	$40,177	$128,932	$133,388
(Subtract) Add:
Management fees and other revenue	(9,550)	(6,649)	(25,194)	(21,111)
General and administrative expenses	15,100	15,298	44,325	43,966
Other	4,138	6,356	8,531	7,351
Depreciation and amortization	55,842	59,631	168,005	175,594
Interest expense	43,065	28,871	120,706	75,966
Equity in earnings of unconsolidated real estate ventures	(1,930)	(2,134)	(5,469)	(5,590)
Loss on early extinguishment of debt	—	—	758	—
Acquisition costs	341	1,142	1,424	2,377
Income tax expense	922	2,074	2,855	3,652
Gain on sale of self storage properties	—	—	—	(2,134)
Non-operating expense	24	226	426	599
Net Operating Income	$151,016	$144,992	$445,299	$414,058
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about our 2018 Joint Venture and 2016 Joint Venture see Note 5 to the condensed consolidated financial statements in Item 1.

EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense and the Company's share of unconsolidated real estate venture depreciation and amortization. We define Adjusted EBITDA as EBITDA plus acquisition costs, equity-based compensation expense, losses on sale of properties, impairment of long-lived assets, and casualty-related expenses, losses and recoveries, minus gains on sale of properties and debt forgiveness, and after adjustments for unconsolidated partnerships and joint ventures. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$43,064	$40,177	$128,932	$133,388
Add:
Depreciation and amortization	55,842	59,631	168,005	175,594
Company's share of unconsolidated real estate venture depreciation and amortization	4,287	4,441	13,073	12,611
Interest expense	43,065	28,871	120,706	75,966
Income tax expense	922	2,074	2,855	3,652
Loss on early extinguishment of debt	—	—	758	—
EBITDA	147,180	135,194	434,329	401,211
Add (subtract):
Acquisition costs	341	1,142	1,424	2,377
Gain on sale of self storage properties	—	—	—	(2,134)
Casualty-related expenses (recoveries)(1)	—	5,754	(522)	5,754
Equity-based compensation expense(2)	1,702	1,546	5,028	4,670
Adjusted EBITDA	$149,223	$143,636	$440,259	$411,878

(1) Casualty-related recoveries relate to casualty-related expenses incurred in 2022 and are recorded in the line item "Other" within operating expenses in our consolidated statement of operations.
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
Cash Flows
At September 30, 2023, we had $58.8 million in cash and cash equivalents and $1.8 million of restricted cash, an increase in cash and cash equivalents of $23.5 million and a decrease in restricted cash of $5.1 million from December 31, 2022. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $347.6 million for the nine months ended September 30, 2023 compared to $349.9 million for the nine months ended September 30, 2022, a decrease of $2.3 million. Our operating cash flow decreased primarily due to higher cash payments for interest expense. The decrease was partially offset by operating cash flows from 45 self storage properties acquired during 2022 that generated operating cash flows for the entire nine months ended September 30, 2023, and operating cash flows from an additional 18 self storage properties and two annexes to existing properties acquired during the nine months ended September 30, 2023.
Investing Activities
Cash used in investing activities was $75.9 million for the nine months ended September 30, 2023 compared to $573.0 million for the nine months ended September 30, 2022. The primary uses of cash for the nine months ended September 30, 2023 were for our acquisition of 18 self storage properties and two annexes to existing properties for cash consideration of $31.8 million, capital expenditures of $26.0 million, our acquisition of management company assets and an interest in a reinsurance company from Move It of $16.9 million, and expenditures for corporate furniture and equipment of $1.1 million.
Capital expenditures totaled $26.0 million and $33.9 million during the nine months ended September 30, 2023 and 2022, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022
Recurring capital expenditures	$11,298	$8,852
Value enhancing capital expenditures	5,844	10,258
Acquisitions capital expenditures	8,072	14,351
Total capital expenditures	25,214	33,461
Change in accrued capital spending	741	441
Capital expenditures per statement of cash flows	$25,955	$33,902

Financing Activities
Cash used in our financing activities was $253.2 million for the nine months ended September 30, 2023 compared to $232.6 million in cash provided by financing activities for the nine months ended September 30, 2022. Our primary uses of financing cash flows for the nine months ended September 30, 2023 were for principal payments on existing debt of $502.8 million (which included $433.0 million of principal repayments under the Revolver, $67.0 million in fixed rate mortgage repayments, and $2.8 million of scheduled fixed rate mortgage principal amortization payments), common share repurchases of $282.7 million, payments of dividends to common shareholders of $144.8 million, distributions to noncontrolling interests of $104.8 million, and distributions to preferred shareholders of $14.8 million. Our sources of financing cash flows for the nine months ended September 30, 2023 primarily consisted of $799.0 million of borrowings (which included $679.0 million of borrowings under our Revolver and $120.0 million of senior unsecured notes).
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
As of September 30, 2023, $275.0 million was outstanding under the Term Loan B with an effective interest rate of 3.28%, $325.0 million was outstanding under the Term Loan C with an effective interest rate of 4.07%, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 4.05% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.93%. As of September 30, 2023, we would have had the capacity to borrow remaining Revolver commitments of $131.6 million while remaining in compliance with the credit facility's financial covenants.
In connection with the credit facility recast on January 3, 2023, the Company retired the $175.0 million term loan facility due in June 2023.

We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility in an aggregate amount of $75.0 million. As of September 30, 2023 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of September 30, 2023 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of September 30, 2023 the June 2029 Term Loan Facility had an effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
As discussed in Note 13 of Item 1, the Company used the proceeds from the Senior Unsecured Notes issued on October 5, 2023, to repay outstanding amounts on its revolving line of credit and for general corporate purposes.
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

October 2026, October 2028, October 2030 And October 2033 Senior Unsecured Notes
As discussed in Note 13 in Item 1, on October 5, 2023, our operating partnership issued $65.0 million of 6.46% senior unsecured notes due October 5, 2026, $100.0 million of 6.55% senior unsecured notes due October 5, 2028, $35.0 million of 6.66% senior unsecured notes due October 5, 2030 and $50.0 million of 6.73% senior unsecured notes due October 5, 2033 in a private placement to certain institutional investors.
Fixed Rate Mortgage Payable
On July 9, 2021, we entered into an agreement with a single lender for an $88.0 million debt financing secured by eight of our self storage properties. This interest-only loan matures in July 2028 and has a fixed interest rate of 2.77%.
Equity Transactions
Issuance of Preferred Shares
On March 16, 2023, the Company issued 5,668,128 Series B Preferred Shares for approximately $139.6 million, to shareholders of an affiliate of Personal Mini, in connection with the acquisition of a portfolio of 15 properties. As part of the acquisition transaction, the Company recorded a $26.1 million promissory note receivable from an affiliate of Personal Mini. Proceeds from the promissory note were used by the affiliate of Personal Mini to acquire $26.1 million of subordinated performance units. The promissory note bears interest at a rate equivalent to the dividends paid on 1,059,683 of the Series B Preferred Shares. As a result of these agreements, the $26.1 million promissory note receivable, interest income on the note receivable, $26.1 million of Series B Preferred Shares value, and dividends on such Series B Preferred Shares have been offset, resulting in a net amount presented as proceeds from the issuance of Series B Preferred Shares of $113.2 million.
Issuance of Common Shares
During the nine months ended September 30, 2023, after receiving notices of redemption from certain OP unitholders, we elected to issue 1,089,851 common shares to such holders in exchange for 1,089,851 OP units in satisfaction of the operating partnership's redemption obligations.
Common Share Repurchases
During the nine months ended September 30, 2023, we repurchased 7,983,868 common shares for approximately $282.7 million.
Issuance of OP Equity
In connection with the 18 properties and two annexes to existing properties acquired during the nine months ended September 30, 2023, we issued $59.2 million of OP equity (consisting of 1,124,924 subordinated performance units, 287,337 Series A-1 preferred units, 18,895 OP units and the vesting of 8,000 LTIP units previously issued).
During the nine months ended September 30, 2023, we also issued (i) 2,545,063 OP units upon the non-voluntary conversion of 926,623 subordinated performance units in connection with Move It's retirement, (ii) 481,811 OP units upon the conversion of 397,000 subordinated performance units and (iii) 128,487 OP units upon the conversion of an equivalent number of LTIP units.
During the nine months ended September 30, 2023, we issued 195,573 DownREIT OP units issued upon the voluntary conversion of 203,637 DownREIT subordinated performance units.
Dividends and Distributions
On August 17, 2023, our board of trustees declared a cash dividend and distribution, respectively, of $0.56 per common share and OP unit to shareholders and OP unitholders of record as of September 15, 2023. On August 17, 2023, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of September 15, 2023. On September 15, 2023, our board of trustees declared cash distributions of $12.1 million, in aggregate, to subordinated performance unitholders of record as of September 15, 2023. Such dividends and distributions were paid on September 29, 2023.

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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of September 30, 2023, our operating partnership had an aggregate of $2,801.8 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.

Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of September 30, 2023, an aggregate of $207.3 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of September 30, 2023, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of September 30, 2023, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of September 30, 2023, we had $942.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (currently one-month SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $9.4 million annually.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2023, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 667,484 common shares to satisfy redemption requests from certain limited partners.
On July 18, 2023, the operating partnership issued 18,895 OP units to unrelated third parties and 269,364 Series GN subordinated performance units to an affiliate of Guardian, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property.
On August 24, 2023, the operating partnership issued 74 Series MO subordinated performance units to Moove In, one of the Company's existing PROs, in exchange for cash.
On September 26, 2023, the operating partnership issued 287,337 Series A-1 preferred units to Optivest, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property. In addition, 8,000 LTIP units that were previously granted to Optivest and an affiliate of Optivest vested in connection with this transaction.
On October 6, 2023, the operating partnership issued 179,354 Series A-1 preferred units to Optivest, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property. In addition, 7,600 LTIP units that were previously granted to Optivest and an affiliate of Optivest vested in connection with this transaction.
On October 24, 2023, the operating partnership issued 35,446 Series SO subordinated performance units to affiliates of Southern, one of the Company's existing PROs, in exchange for cash in connection with the acquisition of one self storage property from an unrelated third party.
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
As of November 1, 2023, other than those OP units held by the Company, after reflecting the transactions described herein, 40,603,028 OP units of its operating partnership were outstanding (including 785,932 outstanding LTIP units in the operating partnership and 2,120,491 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions) and 12,124,745 subordinated performance units (including 4,133,474 subordinated performance units in certain subsidiaries of the operating partnership ("DownREIT subordinated performance units")).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares. The table below summarizes all of our repurchases of common shares during three months ended September 30, 2023:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1 - July 31, 2023	—	$—	—	$240,819,102
August 1 - August 31, 2023	3,230,685	32.92	3,230,685	134,464,437
September 1 - September 30, 2023	3,130,309	34.14	3,130,309	27,591,757
Total/Weighted Average	6,360,994	$33.52	6,360,994	$27,591,757

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
Date: November 2, 2023