Form 10-K
period 2023-12-31
National Storage Affiliates Trust
filed 2024-02-28
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $3.1 billion as of June 30, 2023. As of February 26, 2024, 79,977,268 common shares of beneficial interest, $0.01 par value per share, were outstanding.

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
•our business and investment strategy;
•the acquisition or disposition of properties, including those under contract, and the ability of our acquisitions to achieve underwritten capitalization rates and our ability to execute on our acquisition pipeline;
•the internalization of retiring participating regional operators ("PROs") into the Company;
•the timing of acquisitions or dispositions;
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
•actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies, regulations, tax laws and rates (and related accounting guidance), and the execution and impact of these actions, initiatives, policies, regulations and laws;
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
•risks related to or a consequence of natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that affect the markets in which we operate;
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
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2023, we held ownership interests in and operated a geographically diversified portfolio of 1,050 self storage properties located in 42 states and Puerto Rico, comprising approximately 68.6 million rentable square feet, configured in approximately 542,000 storage units, which excludes 39 self storage properties classified as held for sale to be sold to a third party in 2024. We completed our initial public offering in 2015 and our common shares of beneficial interest, $0.01 par value per share ("common shares"), are listed on the New York Stock Exchange under the symbol "NSA."

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
As of December 31, 2023, our PROs managed 333 of our properties. We believe that our PRO structure creates the right financial incentives to align the interest of our PROs with those of our public shareholders. We require our PROs to exchange the self storage properties they contribute to the Company for a combination of OP units and subordinated performance units in our operating partnership or subsidiaries of our operating partnership that issue units intended to be economically equivalent to the OP units and subordinated performance units issued by our operating partnership ("DownREIT partnerships"). OP units, which are economically equivalent to our common shares, create alignment with the performance of the Company as a whole. Subordinated performance units, which are linked to the performance of specific managed portfolios, incentivize our PROs to drive operating performance and support the sustainability of the operating cash flow generated by the self storage properties that they manage on our behalf. Because subordinated performance unit holders receive distributions only after portfolio-specific minimum performance thresholds are satisfied, subordinated performance units play a key role in aligning the interests of our PROs with us and our shareholders. Our PRO structure thus offers PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. We believe our PRO structure provides us with a competitive growth advantage over self storage companies that do not offer property owners the ability to participate in the performance and potential future growth of their managed portfolios.
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
At the time of our formation, we contemplated that PROs would seek to retire over time, allowing us to internalize the management of such PROs' managed portfolios into our full service internally staffed property management platform, which was initially developed to manage the properties owned by our unconsolidated real estate ventures. Internalization allows us to grow this platform by hiring former PRO employees to continue managing the same portfolios under the same local brands. With each retirement event, we acquire the PRO brand name and related intellectual property and discontinue paying the PRO supervisory and administrative fees and reimbursements. As of December 31, 2023, we have completed three retirement events: SecurCare effective March 31, 2020, Kevin Howard Real Estate, Inc., d/b/a Northwest Self Storage and its controlled affiliates ("Northwest") effective January 1, 2022 and Move It Self Storage and its controlled affiliates ("Move It") effective January 1, 2023.
As a result of Move It's retirement, effective January 1, 2023, management of our properties in the Move It managed portfolio was transferred to us and the Move It brand name and related intellectual property was internalized by us, and we discontinued payment of any supervisory and administrative fees and reimbursements to Move It.

Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures under our iStorage, SecurCare, Northwest and Move It brands. As of December 31, 2023, our property management platform managed and controlled 532 of our consolidated properties, which excludes 39 properties classified as held for sale to be sold to a third party in 2024, and 185 of our unconsolidated real estate venture properties.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Our PROs
The Company had eight PROs as of December 31, 2023: Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), Blue Sky Self Storage LLC, a strategic partnership between Argus Professional Storage Management and Uplift Development Group (formerly known as GYS Development LLC) ("Blue Sky"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage ("Moove In"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini").
To capitalize on their recognized and established local brands, our PROs continue to function as property managers for their managed portfolios under their existing brands (which include various brands in addition to those discussed below). Over the long-run, we may seek to continue internalizing our PROs and may brand or co-brand each location as part of NSA.
•Optivest, which is based in Dana Point, California, is one of our PROs responsible for covering portions of the northeast and southwest regions. Optivest managed 86 of our properties located in Arizona, California, Massachusetts, Nevada, New Hampshire, New Mexico, Texas and Utah as of December 31, 2023. Optivest is run by its co-founder, Warren Allan, who has more than 30 years of financial and operational management experience in the self storage industry and is recognized as a self storage acquisition and development specialist.
•Guardian, which is based in Irvine, California, is one of our PROs responsible for covering portions of the southern California and southwest regions. Guardian managed 58 of our properties located in Arizona, California and Nevada as of December 31, 2023. Guardian is led by John Minar, who has more than 40 years of self storage acquisition, rehabilitation, ownership, operations and development experience.
•Southern, which is based in Palm Beach Gardens, Florida, is one of our PROs responsible for covering portions of Arizona, New Mexico and the southeast region, including New Orleans, the Florida Panhandle, southern Georgia and Puerto Rico. Southern managed 49 of our properties in Arizona, Louisiana, the Florida Panhandle, New Mexico, southern Georgia, and Puerto Rico as of December 31, 2023. Southern is led by Bob McIntosh and Peter Cowie, who are active real estate operators with more than 40 years of self storage experience.
•Blue Sky, which is a strategic partnership between Argus Professional Storage Management and Uplift Development Group (formerly known as GYS Development LLC) and is based in the mountain west, is our PRO responsible for covering portions of the southeast, midwest, and southwest regions, including portions of Kansas, Georgia and Texas. Blue Sky managed 41 of our properties in Alabama, Arkansas, Colorado, Florida, Georgia, Indiana, Kansas, Kentucky, Minnesota, Montana, North Carolina, Texas, Wisconsin and Wyoming as of December 31, 2023. Blue Sky is led by Lee Fredrick, Ben Vestal and Michael Perry, who have extensive experience in acquisition, development and management of self storage properties.
•Moove In, which is based in York, Pennsylvania, is our PRO responsible for covering portions of the mid-atlantic and midwest regions. Moove In managed 38 of our properties in Connecticut, Iowa, Maryland, Massachusetts, New Jersey, New York and Pennsylvania as of December 31, 2023. Moove In is led by John Gilliland, who currently serves on the board of directors for the Large Owners Council of the Self Storage Association, and a past Chairman of the Self Storage Association.

•Hide-Away, which is based in Sarasota, Florida, is our PRO responsible for covering the western Florida market. Hide-Away managed 25 of our properties in western Florida as of December 31, 2023. Hide-Away is led by its founder, Steve Wilson, one of the early developers of the self storage business, who served for more than 40 years as the President of Hide-Away and its related entities, and is a past Chairman of the Self Storage Association.
•Personal Mini, which is based in Orlando, Florida, is our PRO responsible for covering portions of the central Florida market. Personal Mini managed 25 of our properties in central Florida as of December 31, 2023. Personal Mini is led by Marc Smith, a self storage investor who has been involved in all facets of the self storage business. Mr. Smith is a past Chairman of the Self Storage Association, and also previously served as president of the Southeast Region of the Self Storage Association.
•Storage Solutions, which is based in Chandler, Arizona, is our PRO responsible for covering portions of the Arizona and Nevada markets. Storage Solutions managed 11 of our properties in Arizona and Nevada as of December 31, 2023. Storage Solutions is led by its founder, Bill Bohannan, who is one of the largest operators in Phoenix and has more than 40 years of self storage acquisition, development and management experience. Mr. Bohannan is recognized in the industry as a self storage acquisition, development and management specialist.
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
Our Consolidated Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that we believe are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. As of December 31, 2023, we owned a geographically diversified portfolio of 809 self storage properties located in 38 states and Puerto Rico, comprising approximately 51.9 million rentable square feet, configured in approximately 407,000 storage units, which excludes self storage properties classified as held for sale consisting of (i) 39 self storage properties located in eight states, comprising approximately 2.4 million rentable square feet, configured in approximately 18,000 storage units to be sold to a third party in 2024 and (ii) 56 self storage properties located in seven states, comprising approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units that were contributed to the 2024 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8) in 2024. Of these properties, 306 were acquired by us from our PROs, 502 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8). A complete listing of, and additional information about, our self storage properties is included in Item 2 of this report.
During the year ended December 31, 2023, we acquired 20 consolidated self storage properties and annexes to existing properties, of which 19 were acquired by us from our PROs and one was acquired by us from a third-party seller. The following is a summary of our 2023 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State/Territory	Properties	Units	Square Feet	Fair Value
2023 Acquisitions:
Florida	15	7,388	905,157	$144,355
California(1)	1	1,038	140,947	28,291
Texas	1	502	67,000	8,406
Arizona	1	489	54,885	16,181
Nevada	1	460	61,856	12,213
Puerto Rico	1	443	46,069	16,180
Georgia(1)	—	159	22,950	3,237
Louisiana(2)	—	—	—	436
Pennsylvania(2)	—	—	—	151
Total	20	10,479	1,298,864	$229,450

(1) Includes annexes to existing properties.
(2) Land acquisitions with no incremental storage.
During the year ended December 31, 2023, we entered into an agreement to sell, to an unrelated third party, 71 wholly-owned self storage properties consisting of approximately 4.4 million rentable square feet configured in approximately 34,000 storage units for approximately $530.0 million. The agreement provided for separate disposition dates with 32 self storage properties, consisting of approximately 2.0 million rentable square feet configured in approximately 16,000 storage units for approximately $263.2 million, sold during 2023, and 39 self storage properties, consisting of approximately 2.4 million rentable square feet configured in approximately 18,000 storage units for approximately $266.8 million, to be sold during 2024.
During the year ended December 31, 2023, we entered into an agreement to contribute to the 2024 Joint Venture, 56 wholly-owned self storage properties consisting of approximately 3.2 million rentable square feet configured in approximately 24,000 storage units for approximately $346.5 million. These 56 properties were contributed to the 2024 Joint Venture during 2024.
During the year ended December 31, 2022, we acquired 45 consolidated self storage properties, of which five were acquired by us from our PROs and 40 were acquired by us from third-party sellers. The following is a summary of our 2022 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State	Properties	Units	Square Feet	Fair Value
2022 Acquisitions:
Georgia	11	5,737	813,287	$158,134
Florida	7	3,604	460,574	104,350
Pennsylvania	5	2,818	374,654	65,078
Texas	4	2,491	320,287	29,790
South Carolina	4	2,391	314,063	71,338
New Mexico	4	1,559	229,454	20,162
Arkansas	2	1,206	196,925	16,897
Colorado	2	671	107,328	14,106
Other(1)	6	4,492	396,477	89,321
Total	45	24,969	3,213,049	$569,176

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
2024 Joint Venture
Subsequent to December 31, 2023, we entered into the 2024 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest. During 2024, we contributed 56 self storage properties containing approximately 3.2 million rentable square feet, configured in over 24,000 storage units and located across seven states.
2023 Joint Venture
As of December 31, 2023, our 2023 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, did not own or operate any self storage properties. The 2023 JV Agreement allows for equity capital contributions of up to $400 million from the 2023 JV Members over a 24 month period starting in December 2023, with options to extend the investment time period by two additional six month periods.
2018 Joint Venture
As of December 31, 2023, our 2018 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.8 million rentable square feet, configured in over 64,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2023, our 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Our Competitive Strengths
We believe our property management platform combined with our unique PRO structure allows us to differentiate ourselves from other self storage operators, and the following competitive strengths enable us to effectively compete against our industry peers:
High Quality Properties in Key Growth Markets.    We held ownership interests in and operated a geographically diversified portfolio of 1,050 self storage properties located in 42 states and Puerto Rico, comprising approximately 68.6 million rentable square feet, configured in approximately 542,000 storage units as of December 31, 2023, excluding 39 self storage properties classified as held for sale to be sold to a third party in 2024. Over 70% of our consolidated portfolio is located in the top 100 MSAs, based on our 2023 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
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
Differentiated, Growth-Oriented Strategy Focused on Established Operators.    We are a self storage REIT with a unique PRO structure that supports our differentiated external growth strategy. Our PRO structure appeals to operators who are looking for access to growth capital while maintaining an economic stake in the self storage properties that each manages on our behalf. These attributes entice operators to join the Company rather than sell their properties for cash consideration. Through our PRO structure, we seek to attract operators who are confident in the future performance of their properties and desire to participate in the growth of the Company. We have successfully recruited established operators across the United States with a history of efficient property management and a track record of successful acquisitions. Our structure and differentiated strategy have enabled us to build a substantial captive pipeline of potential acquisition opportunities (our "captive pipeline") from existing operators as well as potentially create external growth from the recruitment of additional PROs.
Aligned Incentive Structure with Shareholder Downside Protection.    Our PRO structure promotes operator accountability as subordinated performance units issued to our PROs in exchange for the contribution of their properties are entitled to distributions only after those properties satisfy minimum performance thresholds. In the event of a material reduction in operating cash flow, distributions on our subordinated performance units will be reduced before or disproportionately to distributions on our common shares held by our common shareholders. In addition, we expect our PROs will generally co-invest subordinated equity in the form of subordinated performance units in each acquisition that they source from a third-party seller, and the value of these subordinated performance units will fluctuate with the performance of their managed portfolios. Therefore, our PROs are incentivized to select acquisitions that are expected to exceed minimum performance thresholds, thereby increasing the value of their subordinated equity stake. We expect that our shareholders will benefit from the higher levels of property performance that our PROs are incentivized to deliver.
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
Acquire Built-in Captive Pipeline of Target Properties from Existing PROs.    We have an attractive, high quality potential acquisition pipeline of over 110 self storage properties valued at approximately $1.7 billion that will continue to drive our future growth. We consider a property to be in our captive pipeline if it (i) is under a management service agreement with one of our PROs, (ii) meets our property quality criteria, and (iii) is either required to be offered to us under the applicable facilities portfolio management agreement or a PRO has a reasonable basis to believe that the controlling owner of the property intends to sell the property in the next seven years.

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
Recruit Additional New PROs in Target Markets.    We intend to continue to execute on our external growth strategy through additional acquisitions and contributions from future PROs in key markets. We believe there is significant opportunity for growth through consolidation of the highly fragmented composition of the market. We believe that future operators will be attracted to our unique PRO structure, providing them with lower cost of capital, better economies of scale, and greater operational and overhead efficiencies while preserving their existing property management platforms. We intend to add one to three additional PROs to complement our existing geographic footprint and to achieve our goal of creating a highly diversified nationwide portfolio of properties focused in the top 100 MSAs. When considering a PRO candidate, we consider various factors, including the size of the potential PRO's portfolio, the quality and location of its properties, its market exposure, its operating expertise, its ability to grow its business, and its reputation with industry participants.
Strategic Joint Venture Arrangements.    We intend to continue to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. We intend to leverage our property management platform to provide property and asset management services for future strategic joint ventures, generating additional operating profits and third party fee income. In addition, we consider the 75% third-party interest in our unconsolidated real estate ventures, which as of December 31, 2023 owned 185 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $1.7 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth. We have entered into agreements for two additional joint ventures and during 2024, we have contributed an additional 56 properties to the 2024 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8).
Our Financing Strategy
We expect to maintain a flexible approach in financing new property acquisitions. In general, we expect to fund our property acquisitions through a combination of borrowings under bank credit facilities (including term loans and revolving facilities), property-level debt, issuances of OP equity and public and private equity and debt issuances.

As of December 31, 2023, our unsecured credit facility provided for total borrowings of $1.955 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provided for a total borrowing commitment up to $950.0 million, under which we could borrow, repay and re-borrow amounts, (ii) a $275.0 million tranche B term loan facility (the "Term Loan B"), (iii) a $325.0 million tranche C term loan facility (the "Term Loan C"), (iv) a $275.0 million tranche D term loan facility (the "Term Loan D") and (v) a $130.0 million tranche E term loan facility (the "Term Loan E"). As of December 31, 2023, we had the entire amounts drawn on Term Loan B, Term Loan C, Term Loan D and Term Loan E and we had $381.0 million of outstanding borrowings under the Revolver, and the capacity to borrow an additional $562.6 million under the Revolver while remaining in compliance with the credit facility's financial covenants. As of December 31, 2023, we had an expansion option under the credit facility, which, if exercised in full, would have provided for a total credit facility of $2.5 billion.
We have a credit agreement with a lender for a term loan facility that matures in December 2028 (the "2028 Term Loan Facility") and is separate from the credit facility in an aggregate amount of $75.0 million. As of December 31, 2023 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a credit agreement with a lender for a term loan facility that matures in April 2029 (the "April 2029 Term Loan Facility") and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2023 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 (the "June 2029 Term Loan Facility") and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of December 31, 2023, the June 2029 Term Loan Facility had an effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
The credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility and the June 2029 Term Loan Facility each contain the same financial covenants and customary affirmative and negative covenants that, among other things, could limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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
On May 26, 2021, our operating partnership issued $55.0 million of 3.10% senior unsecured notes due May 4, 2033 (the "May 2033 Notes").
On July 26, 2021, our operating partnership issued $35.0 million of 2.16% senior unsecured notes due May 4, 2026 (the "May 2026 Notes") and $90.0 million of 3.00% senior unsecured notes due May 4, 2031 (the "May 2031 Notes").
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
On September 28, 2022, our operating partnership issued $200.0 million of 5.06% senior unsecured notes due November 16, 2032 (the "November 2032 Notes").
On April 27, 2023, our operating partnership issued $120.0 million of 5.61% senior unsecured notes due July 5, 2028 (the "July 2028 Notes"). As of December 31, 2023, the July 2028 Notes had an effective interest rate of 5.75%.

On October 5, 2023, our operating partnership issued $65.0 million of 6.46% senior unsecured notes due October 5, 2026 (the "October 2026 Notes"), $100.0 million of 6.55% senior unsecured notes due October 5, 2028 (the "October 2028 Notes"), $35.0 million of 6.66% senior unsecured notes due October 5, 2030 (the "October 2030 Notes") and $50.0 million of 6.73% senior unsecured notes due October 5, 2033 (the "October 2033 Notes" and together with the May 2026 Notes, October 2026 Notes, July 2028 Notes, October 2028 Notes, 2029 Notes, August 2030 Notes, October 2030 Notes, November 2030 Notes, May 2031 Notes, August 2031 Notes, November 2031 Notes, August 2032 Notes, November 2032 Notes, May 2033 Notes, November 2033 Notes and 2036 Notes, the "Senior Unsecured Notes") in a private placement to certain institutional investors.
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
Under the Americans with Disabilities Act of 1990 (the "ADA"), all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional U.S. federal, state and local laws may also require modifications to our properties, or restrict certain further renovations of the properties, with respect to access thereto by disabled persons. The ADA or these other laws may also apply to our websites. For additional information on the ADA, see "Item 1A. Risk Factors—Risks Related to Our Business—Costs associated with complying with the ADA may result in unanticipated expenses."
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
Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state. We may be required to comply with various state privacy statutes in connection with the operation of our business. In addition, we may be required to comply with federal, state and local laws, rules and regulations in connection with our communications with our tenants or prospective tenants, including with respect to available units, reservations, payments due, and other matters.

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
Our primary national competitors in many of our markets for both tenants and acquisition opportunities include local and regional operators, institutional investors, private equity funds, as well as the other public self storage REITs, including Public Storage, CubeSmart, and Extra Space Storage Inc. These entities also seek financing through similar channels to the Company. Therefore, we will continue to compete for institutional investors in a market where funds for real estate investment may decrease.
Human Capital
We seek to foster a diverse and inclusive work environment that values each individual team member’s talents and contributions, while channeling those efforts toward our common core values of integrity, accountability, humility and compassion. Our success relies on the general professionalism of our employees and our PRO's site managers and staff which are contributing factors to a site's ability to successfully secure rentals, retain tenants and maintain clean and secure self storage properties. We seek to increase employee retention and well-being and our team members enjoy a robust benefit package that includes medical, dental, vision, life insurance, 401K with matching employer contribution and a performance-based bonus incentive plan. We also seek to promote diversity among our employees and management team. As of December 31, 2023, approximately 63% of our employees were women and 32% of our senior management team (Director level and above) were women, including Tamara Fischer, our Executive Chairperson of our Board of Trustees.

As of December 31, 2023, we had 1,108 employees, which includes employees of our property management platform but does not include persons employed by our PROs. As of December 31, 2023, our PROs, collectively, had approximately 600 full-time and part-time employees involved in management, operations, and reporting with respect to our self storage property portfolio.
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
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in our markets in Texas, California, Florida, Georgia, and Oregon, which accounted for approximately 17%, 12%, 11%, 6%, and 6%, respectively, of our total rental and other property-related revenues for the year ended December 31, 2023, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. No single customer represented a significant concentration of our 2023 revenues. However, our property portfolio consists solely of self storage properties and is therefore subject to risks inherent in investments in a single industry. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties or our financial results:
•business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics;
•periods of economic slowdown, recession, high interest rates, or inflationary environments, declining demand for self storage generally or in a particular area or the public perception that any of these events may occur;
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
We face competition for tenants.
We compete with many other entities engaged in real estate investment activities for tenants, including national, regional and local owners, operators and developers of self storage properties. Actions by our competitors may decrease or prevent increases in the occupancy and rental rates, while increasing the operating expenses, of our properties.

Increases in taxes and regulatory compliance costs, including as a result of changes in law or property reassessments, may reduce our income and adversely impact our cash flows.
Increases in income or other taxes generally are not passed through to tenants under leases and may reduce or negatively impact our net income, funds from operations ("FFO"), core FFO, cash flows, financial condition, ability to pay or refinance our debt obligations, ability to make cash distributions to shareholders, and the trading price of our securities. In addition, the value of our properties may be reassessed for property tax purposes by taxing authorities including as a result of our acquisition activities. For example, our property taxes could increase due to changes in tax rates or removal of limitations on the amount by which our property taxes or property reassessments may increase. From time to time, proposals have been made to remove certain limits on annual real estate tax increases of assessed value of real property in California, where we currently have 87 consolidated properties and 12 unconsolidated properties. While no such initiative has yet been successful, to the extent a similar future initiative is successful, our property tax expense could increase substantially, which could adversely impact our operating results, cash flow, and our ability to pay any expected dividends to our shareholders.
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
We and certain of our PROs have tenant insurance- and/or tenant protection plan-related arrangements with regulated insurance companies and our tenants. Some of our PROs earn access fees in connection with these arrangements. We receive a portion of the fees from these PROs. The tenant insurance and tenant protection plan businesses, including the payments associated with these arrangements, are in some cases subject to state-specific governmental regulation. State regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance industry participants. As a result of such action, we may be temporarily or permanently suspended from continuing some or all of our tenant insurance- and/or tenant protection plan-related activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.
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
We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent that climate change impacts changes in weather patterns, our markets could experience severe weather, including hurricanes, tornados, earthquakes, severe winter storms, wildfires and coastal flooding due to increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for storage at our properties or in our inability to operate them at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance, utilities or other important vendor services on terms we find acceptable, by increasing the costs of energy, maintenance, repair of fire, water and/or wind damage, and snow removal at our properties. There can be no assurance that climate change and severe weather, or the potential impacts of these events on our vendors, will not have a material adverse effect on our properties, operations, or business
Changes in federal, state, and local legislation and regulation as well as international pacts or treaties based on concerns about climate change could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, which may result in adverse impacts to our net income. In recent years, there have been a number of new legal efforts to reduce greenhouse gas emissions and to take other similar actions to combat the effects of climate change, including at the international level and at the U.S. federal, state and local levels.
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
Because real estate investments are relatively illiquid and we have agreed and may in the future agree to certain transfer restrictions with respect to our properties, our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates, supply and demand, and others, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure you that we will have funds available to correct those defects or to make those improvements.
Our business could be harmed if key personnel terminate their employment with us.
Our success depends, to a significant extent, on the continued services of Arlen D. Nordhagen, Tamara D. Fischer, David G. Cramer, Brandon S. Togashi, William S. Cowan, Derek Bergeon and Tiffany S. Kenyon and the other members of our senior management team. We have entered into employment agreements with Mr. Nordhagen, Ms. Fischer, Mr. Cramer, Mr. Togashi, Mr. Cowan, Mr. Bergeon and Ms. Kenyon, which provide for an initial term of employment and automatic one-year extensions thereafter unless either party provides at least 90 days' notice of non-renewal. Notwithstanding these agreements, there can be no assurance that any of them will remain employed by us. The loss of services of one or more members of our senior management team could harm our business and our prospects. This risk may be heightened during periods of tight labor market conditions.

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
Joint ventures generally provide for a reduced level of control over an acquired project because governance rights are shared with others. Accordingly, certain major decisions relating to joint ventures, including decisions relating to, among other things, the approval of annual budgets, sales and acquisitions of properties, financings, and certain actions relating to bankruptcy, are often made by a majority vote of the investors or by separate agreements. In addition, such decisions may be subject to the risk that the partners or co-venturers may make certain decisions with which we do not agree or otherwise act in a manner that does not serve our best interests. Because we may not have the ability to exercise control over such operations, we may not be able to realize some or all of the benefits that we believe will be created from our involvement. At times, we and our partners or co-venturers may also each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' or co-venturers' interest, at a time when we otherwise would not have initiated such a transaction. If any of the foregoing were to occur, our business, financial condition and results of operations could suffer as a result.
Public health and other crisis, such as a highly infectious or contagious disease, could adversely impact or cause significant disruption to our financial condition, results of operations and cash flows.
We face various risks related to public health and other crises, such as the future outbreak of a highly infectious or contagious disease. The impact of such crises and the response of governments to combat the spread of these diseases, could, among other things, affect our tenants ability to meet their obligations to us, impact consumer discretionary spending, reduce new move-ins, compel complete or partial closures and operational changes at our properties, reduce demand for growth opportunities, such as acquiring new properties or adding new PROs, and interrupt the availability of our and our PROs' personnel. As a result, such crises could adversely impact our financial condition, results of operations and cash flows.
Terrorist attacks, active shooter incidents and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.
Terrorist attacks at or against our stores, our interests, the United States or abroad, may negatively impact our operations and the value of our securities. Attacks, armed conflicts or active-shooter situations could negatively impact the demand for self-storage and increase of insurance coverage for our stores, which could reduce our profitability and cash flow. Furthermore, any terrorist attacks, armed conflicts or active-shooter situations could result in increased volatility in or damage to the United States and worldwide financial markets and economy.
Risks Related to Our Structure and Our Relationships with Our PROs
We may not be able to achieve the desired outcomes that the PRO structure is intended to produce.
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
The MGCL, our bylaws and our declaration of trust contain provisions that may discourage, delay or make more difficult a change in our control. We are subject to the Maryland Business Combination Act (the "MBCA"). Our board has adopted a resolution exempting from the MBCA any business combinations between us and (1) any other person, provided that the business combination is first approved by our board (including a majority of disinterested trustees), (2) Arlen D. Nordhagen and any of his affiliates and associates and (3) any person acting in concert with the foregoing. As a result, such persons may be able to enter into business combinations with us that may not be in the best interests of our shareholders without compliance by us with the moratorium supermajority vote requirements and other provisions of the statute. If this resolution is repealed or our board does not approve a business combination, the MBCA may discourage third parties from trying to acquire control of us and increase the difficulty of consummating such an offer.
The Maryland Control Share Acquisition Act (the "MCSAA") provides that holders of "control shares" of a Maryland real estate investment trust acquired in a "control share acquisition" have no voting rights with respect to such shares except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding votes entitled to be cast by the acquirer of control shares, our officers and our trustees who are also our employees. Our bylaws exempt from the MCSAA acquisitions of our shares by any person. If we amend our bylaws to repeal the exemption from MCSAA, the MCSAA also may make it more difficult for a third party to obtain control of us and increase the difficulty of consummating such an offer.
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
We depend on external sources of capital to acquire properties, to satisfy our debt obligations and to make distributions to our shareholders required to maintain our qualification as a REIT, and these sources of capital may not be available on favorable terms, or at all. Our access to external sources of capital depends on a number of factors, including the market's perception of our growth potential and our current and potential future earnings and our ability to continue to qualify as a REIT for U.S. federal income tax purposes. If we are unable to obtain external sources of capital, or if such capital is not available on acceptable terms, we may not be able to acquire properties when strategic opportunities exist, satisfy our debt obligations or make cash distributions to our shareholders that would permit us to qualify as a REIT or avoid paying tax on all of our net taxable income.
Increases in interest rates may increase our interest expense and adversely affect our cash flow and our ability to service our indebtedness, make cash distributions to our shareholders, and acquire or sell properties and our decision to hedge against interest rate risk might not be effective.
As of December 31, 2023, we had approximately $3.7 billion of debt outstanding, of which approximately $511.0 million, or 14.0%, is subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If interest rates increase, our debt service obligations on variable-rate debt will increase even though the amount borrowed remains the same, while our net income, cash flows, and our ability to pay cash distributions to our shareholders correspondingly decrease. In addition, increased interest rates make the financing of any acquisition and investment activity more costly and could decrease the amount third parties are willing to pay for any properties that we wish to sell.
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
Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2023, each subordinated performance unit would on average hypothetically convert into 1.55 OP units, or into an aggregate of approximately 18.8 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2023. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units and preferred shares issuable upon exchange of preferred units issued in our contribution transactions.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures aligned to industry standards to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.
Management of Material Risks & Integration into Overall Risk Management
We have strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity awareness and risk management and have incorporated cybersecurity considerations into our decision-making processes. Our risk management team works closely with our IT department to identify, evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our risk management team also provides regular reporting to management on our enterprise cybersecurity risk posture.
Engagement of Third-parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity threats, we engage a range of external experts, including cybersecurity assessors and consultants in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, so that we can better understand the current and evolving cybersecurity risks and strategies. Our collaboration with these third-parties includes periodic audits, threat assessments, and consultation on security enhancements.
Risks from Cybersecurity Threats
We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K, including “Security breaches through cyber-attacks, cyber-intrusions, or other methods could disrupt our information technology networks and related systems”, for additional discussion about cybersecurity-related risks.

Governance
The board of trustees is acutely aware of the critical nature of managing risks associated with cybersecurity threats and oversees the Company's cybersecurity risk management activities.
Board of Trustees Oversight
The audit committee of our board of trustees is central to the board of trustees’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The members of the audit committee have a variety of expertise, including financial, regulatory and risk management. The audit committee reviews our policies with respect to risk assessment and risk management related to cybersecurity. The audit committee and the board of trustees receive updates on the Company’s cybersecurity risks and initiatives periodically. In addition, cybersecurity matters are reported to the audit committee or board of trustees so that the board of trustees and audit committee can effectively carry out their oversight role.
Management’s Role Managing Risk
Our risk management committee is comprised of a cross section of the Company’s management team. The risk management committee has identified cybersecurity as a key risk to the Company’s operations and established a cybersecurity sub-committee, which is comprised of members of the risk management committee and other personnel, to focus on this key risk.
The cybersecurity sub-committee plays a pivotal role in informing the risk management committee on cybersecurity risks. They provide comprehensive briefings to the risk management committee on a regular basis. These briefings encompass a broad range of topics, including:
•Awareness of cybersecurity landscape, emerging threats, trends and developments;
•Status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events;
•Compliance with regulatory requirements and industry standards; and
•Education in cybersecurity and associated risk management frameworks.
The risk management committee actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are a consistent focus of the Company and that the Company's cybersecurity efforts are aligned with the overall risk management framework. We have also implemented cybersecurity training at all levels of our organization and conduct periodic phishing assessment for our employees to reinforce that training.
Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the cybersecurity sub-committee. With over a combined 45 years of experience in the field of cybersecurity, the cybersecurity sub-committee brings a wealth of expertise to their role. Their in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our cybersecurity sub-committee oversees our cybersecurity strategies, tests our compliance with standards, remediates known risks, and leads our employee training program.
Monitor Cybersecurity Incidents
The cybersecurity sub-committee stays apprised about the latest developments in cybersecurity, including potential threats and innovative risk management techniques, which is important for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The cybersecurity sub-committee implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the cybersecurity sub-committee is equipped with a well-defined incident response plan, which provides a framework to mitigate the impact of cybersecurity incidents

The cybersecurity sub-committee regularly informs the risk management committee of matters related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the board of trustees, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.
Item 2. Properties
As of December 31, 2023, we held ownership interests in and operated a geographically diversified portfolio of 1,050 self storage properties located in 42 states and Puerto Rico, comprising approximately 68.6 million rentable square feet, configured in approximately 542,000 storage units, which excludes 39 self storage properties classified as held for sale to be sold to a third party in 2024. Of these properties, we reported 809 wholly-owned self storage properties on a consolidated basis that contain approximately 51.9 million rentable square feet, which excludes an additional 56 self storage properties classified as held for sale that were contributed to the 2024 Joint Venture, and we held a 25% ownership interest in 185 unconsolidated real estate venture properties that contain approximately 13.5 million rentable square feet.
The following table sets forth summary information regarding our consolidated properties by state as of December 31, 2023.

	Number of	Number of	Rentable	% of Rentable	Period-end
State/Territory	Properties	Units	Square Feet	Square Feet	Occupancy
Texas	172	79,045	10,986,692	21.2%	87.3%
California(1)	87	52,410	6,629,212	12.8%	84.8%
Florida	76	43,946	4,975,310	9.6%	85.7%
Oregon	70	29,217	3,657,543	7.0%	84.0%
Georgia	50	22,173	3,022,988	5.8%	81.8%
Arizona	34	18,858	2,175,802	4.2%	84.2%
North Carolina	34	16,758	2,097,487	4.0%	85.6%
Oklahoma	33	15,300	2,143,482	4.1%	86.2%
Louisiana(1)	25	11,450	1,388,385	2.7%	83.7%
Pennsylvania	22	10,435	1,296,060	2.5%	87.1%
Colorado	22	9,488	1,197,510	2.3%	85.3%
Washington	19	6,633	871,169	1.7%	82.7%
Puerto Rico	15	12,852	1,388,637	2.7%	92.9%
Nevada	15	7,557	962,182	1.9%	86.8%
New Hampshire	15	7,117	888,611	1.7%	89.7%
Kansas	14	4,924	670,702	1.3%	88.0%
Indiana	12	6,533	828,453	1.6%	83.6%
Alabama	11	6,036	907,914	1.7%	77.8%
New Mexico	10	5,500	716,307	1.4%	86.8%
Maryland	8	4,564	493,184	1.0%	86.6%
Massachusetts	7	5,014	538,005	1.0%	82.1%
Illinois	6	4,227	425,361	0.8%	82.2%
Tennessee	5	2,550	349,663	0.7%	87.4%
Kentucky	5	2,784	412,051	0.8%	78.7%
New Jersey	5	2,743	352,338	0.7%	84.5%
Idaho	5	1,454	271,511	0.5%	83.8%
Arkansas	5	2,604	401,820	0.8%	78.4%
South Carolina	4	2,059	254,853	0.5%	83.9%
Minnesota	4	1,198	192,770	0.4%	83.7%
Missouri	3	1,244	153,606	0.3%	90.0%
Virginia	3	1,382	174,915	0.3%	83.8%
Iowa	3	3,100	414,442	0.8%	74.6%
Connecticut	3	1,182	141,090	0.3%	82.1%
New York	2	1,713	174,591	0.3%	81.3%
Ohio	1	951	112,555	0.2%	84.8%
Montana	1	438	60,250	0.1%	95.5%
Wyoming	1	424	56,500	0.1%	85.7%
Wisconsin	1	378	59,672	0.1%	85.1%
Utah	1	312	46,500	0.1%	87.7%
Total/Weighted Average(2)	809	406,553	51,890,123	100.0%	85.3%

(1) Six of the California properties and one of the Louisiana properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 13. Leases" in Item 8. "Financial Statements and Supplementary Data."

(2) Excludes self storage properties classified as held for sale consisting of (i) 39 self storage properties, comprising approximately 2.4 million rentable square feet, configured in approximately 18,000 storage units to be sold to a third party in 2024 and (ii) 56 self storage properties, comprising approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units that were contributed to the 2024 Joint Venture in 2024.

The following table sets forth summary information regarding our unconsolidated real estate venture properties by state as of December 31, 2023.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
Florida	27	15,032	1,716,479	12.7%	82.4%
Michigan	25	15,930	2,017,998	15.0%	86.7%
New Jersey	15	10,789	1,253,588	9.3%	84.7%
Alabama	14	5,517	825,238	6.1%	86.4%
Ohio	14	9,375	1,124,347	8.3%	84.7%
California	12	6,648	779,342	5.8%	85.5%
Georgia	11	6,132	872,058	6.5%	84.2%
Texas	11	9,113	997,098	7.4%	89.4%
Other(1)	56	32,592	3,906,901	28.9%	84.9%
Total	185	111,128	13,493,049	100.0%	85.2%

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
Holders
As of February 26, 2024, the Company had 83 record holders of its common shares. The 83 holders of record do not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
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
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2023 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2023 is based upon management's estimate. The following table summarizes the taxability of our dividends per common share for the year ended December 31, 2023:

	Year Ended
	December 31, 2023
Ordinary Income	$1.653434	74.2%
Capital Gain	0.239048	10.7%
Return of Capital	0.337518	15.1%
Total	$2.230000	100.0%
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2023, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 186,003 common shares to satisfy redemption requests from certain limited partners.
On October 6, 2023, the operating partnership issued 179,354 Series A-1 preferred units to affiliates of Optivest, one of the Company's existing PROs, as partial consideration for the acquisition of a self storage property. In addition, 7,600 LTIP units that were previously granted to Optivest and an affiliate of Optivest vested in connection with this transaction.
On October 24, 2023, the operating partnership issued 35,446 Series SO subordinated performance units to affiliates of Southern, one of the Company's existing PROs, in exchange for cash in connection with the acquisition of a self storage property from an unrelated third party.

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
As of February 26, 2024, other than those OP units held by the Company, 40,514,212 OP units were outstanding (including 787,284 outstanding Long-Term Incentive Plan Units ("LTIP units") and 2,120,491 outstanding OP units in certain consolidated subsidiaries of the operating partnership ("DownREIT OP units"), which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares, under which $256,892 of commons shares remain available for repurchase. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares. The table below summarizes all of our repurchases of common shares during three months ended December 31, 2023:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1 - October 31, 2023	—	$—	—	$27,591,757
November 1 - November 30, 2023	852,771	32.05	852,771	256,892
December 1 - December 31, 2023	—	—	—	275,256,892
Total/Weighted Average	852,771	$32.05	852,771	$275,256,892

Performance Graph
The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the Nareit All Equity REIT Index as provided by Nareit for the period beginning December 31, 2018 and ending December 31, 2023.

Total Return Performance
Index Value
400
350
300
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Period Ending
National Storage Affiliates Trust
S&P 500
Russell 2000
Nareit All Equity REIT Index

	Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
National Storage Affiliates Trust	$100	$132	$148	$293	$160	$195
S&P 500	100	131	156	200	164	207
Russell 2000	100	126	151	173	138	161
Nareit All Equity REIT Index	100	129	122	172	129	144
The foregoing item assumes $100.00 invested on December 31, 2018, with dividends reinvested. The Performance Graph will not be deemed to be incorporated by reference into any filing by NSA under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that NSA specifically incorporates the same by reference.
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
Our vice chairperson of the board of trustees and former chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our PROs, with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' managed portfolios. Our PRO structure offers our PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Over time, largely through our unconsolidated real estate ventures and internalization of three of our largest PROs, SecurCare, Northwest and Move It, we have developed a full service internally-staffed property management platform to complement our PRO structure.
Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of certain consolidated properties and our unconsolidated real estate ventures under our iStorage, Northwest, SecurCare and Move It brands. As of December 31, 2023, our property management platform managed and controlled 532 of our consolidated properties and 185 of our unconsolidated real estate venture properties, which excludes 39 consolidated properties classified as held for sale to be sold to a third party in 2024. As of December 31, 2023, our PROs managed the day-to-day operations of 333 of our consolidated properties.
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

Our PROs
We had eight PROs as of December 31, 2023: Optivest, Guardian, Southern, Blue Sky, Moove In, Hide Away, Storage Solutions and Personal Mini. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
Effective January 1, 2023, Move It Self Storage and its controlled affiliates, elected to retire as one our PROs. As a result of the retirement, on January 1, 2023, management of our properties in the Move It managed portfolio was transferred to us and the Move It brand name and related intellectual property was internalized by us, and we discontinued payment of any supervisory and administrative fees or reimbursements to Move It.
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
As of December 31, 2023, we owned a geographically diversified portfolio of 809 self storage properties, located in 38 states and Puerto Rico, comprising approximately 51.9 million rentable square feet, configured in approximately 407,000 storage units, which excludes self storage properties classified as held for sale consisting of (i) 39 self storage properties located in eight states, comprising approximately 2.4 million rentable square feet, configured in approximately 18,000 storage units to be sold to a third party in 2024 and (ii) 56 self storage properties located in seven states, comprising approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units that were contributed to the 2024 Joint Venture in 2024. Of these properties, 306 were acquired by us from our PROs, 502 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2024 Joint Venture
Subsequent to December 31, 2023, we entered into the 2024 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest. During 2024, we contributed 56 self storage properties containing approximately 3.2 million rentable square feet, configured in over 24,000 storage units and located across seven states to the 2024 Joint Venture.
2023 Joint Venture
As of December 31, 2023, our 2023 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, did not own or operate any self storage properties. The agreement allows for equity capital contributions of up to $400 million from the 2023 JV Members over a 24-month period starting in December 2023, with options to extend the investment time period by two additional six-month periods.
2018 Joint Venture
As of December 31, 2023, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 104 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture

As of December 31, 2023, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition and disposition activity. We acquired 20 self storage properties and annexes to existing properties during the year ended December 31, 2023 and 45 self storage properties during the year ended December 31, 2022. We disposed of 32 self storage properties and classified self storage properties as held for sale consisting of (i) 39 self storage properties to be sold to a third party in 2024 and (ii) 56 self storage properties that were contributed to the 2024 Joint Venture in 2024, during the year ended December 31, 2023. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2023 compared to the year ended December 31, 2022 should be read in conjunction with the accompanying consolidated financial statements included in Item 8. The discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2022 compared to the year ended December 31, 2021, can be found in Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on February 27, 2023.
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
Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
Overview
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the year ended December 31, 2023 compared to the year ended December 31, 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	Change

Rental revenue	$793,966	$748,814	$45,152
Other property-related revenue	29,686	25,131	4,555
Management fees and other revenue	34,411	27,624	6,787
Total revenue	858,063	801,569	56,494
Property operating expenses	228,986	211,025	17,961
General and administrative expenses	59,281	59,311	(30)
Depreciation and amortization	221,993	233,158	(11,165)
Other	11,108	8,537	2,571
Total operating expenses	521,368	512,031	9,337
Other (expense) income
Interest expense	(166,147)	(110,599)	(55,548)
Loss on early extinguishment of debt	(758)	—	(758)
Equity in earnings of unconsolidated real estate ventures	7,553	7,745	(192)
Acquisition costs	(1,659)	(2,745)	1,086
Non-operating expense	(1,016)	(951)	(65)
Gain on sale of self storage properties	63,910	5,466	58,444
Other expense, net	(98,117)	(101,084)	2,967
Income before income taxes	238,578	188,454	50,124
Income tax expense	(1,590)	(4,689)	3,099
Net income	236,988	183,765	53,223
Net income attributable to noncontrolling interests	(80,319)	(80,028)	(291)
Net income attributable to National Storage Affiliates Trust	156,669	103,737	52,932
Distributions to preferred shareholders	(19,019)	(13,425)	(5,594)
Net income attributable to common shareholders	$137,650	$90,312	$47,338
Total Revenue
Our total revenue, including management fees and other revenue, increased by $56.5 million, or 7.0%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase was primarily attributable to incremental revenue from 20 self storage properties acquired during the year ended December 31, 2023 and from 45 self storage properties acquired during 2022, that were owned during the entire year ended December 31, 2023 and increases in management fees and other revenue from our unconsolidated real estate ventures. Total revenue increased despite a decrease in total portfolio average occupancy from 91.9% for the year ended December 31, 2022 to 88.0% for the year ended December 31, 2023. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue increased by $45.2 million, or 6.0%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in rental revenue was primarily attributable to incremental rental revenue of $11.7 million from 20 self storage properties acquired during 2023, and $18.9 million from 45 self storage properties acquired during 2022, that were owned during the entire year ended December 31, 2023. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $14.83, for the year ended December 31, 2022 to $15.24, or 2.8%, for the year ended December 31, 2023, driven primarily by increased contractual lease rates for in-place tenants.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $4.6 million, or 18.1%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase primarily resulted from an increase in tenant insurance revenue of $4.4 million.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $6.8 million, or 24.6%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was primarily attributable to changes in our tenant insurance programs.
Property Operating Expenses
Property operating expenses increased by $18.0 million, or 8.5%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in property operating expenses was primarily attributable to incremental property operating expenses of $3.8 million from 20 self storage properties acquired during 2023, and $6.6 million from 45 self storage properties acquired during 2022, that were owned during the entire year ended December 31, 2023.
General and Administrative Expenses
General and administrative expenses remained relatively consistent for the year ended December 31, 2023, compared to the year ended December 31, 2022. This result was primarily attributable to decreases in supervisory and administrative fees charged by our PROs resulting from the decrease in the number of properties managed by our PROs, partially offset by an increase in equity based compensation expense.
Depreciation and Amortization
Depreciation and amortization decreased $11.2 million, or 4.8%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This decrease was primarily attributable to amortization expense for customer in-place leases decreasing from $34.4 million for the year ended December 31, 2022 to $8.3 million for the year ended December 31, 2023, and partially offset by the incremental depreciation expense related to the 20 self storage properties acquired during 2023 and 45 self storage properties acquired during 2022, that were owned during the entire year ended December 31, 2023.
Other
Other expenses increased $2.6 million, or 30.1%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs and our reserves for casualty-related expenses and losses, each resulting from continued growth in our portfolio.
Interest Expense
Interest expense increased $55.5 million, or 50.2%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in interest expense was primarily attributable to an increase in the effective interest rate under our revolving line of credit from 5.69%, as of December 31, 2022, to 6.71% as of December 31, 2023, and, to a lesser extent, an increase in overall average borrowings outstanding.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt was $0.8 million for the year ended December 31, 2023. During the year ended December 31, 2023, in connection with an amendment to our credit facility, two of the lenders that were included in the syndicated group of lenders prior to the amendment are no longer participating lenders following the amendment, which constitutes an extinguishment of debt for accounting purposes. Additionally, in connection with the amendment we retired two term loans prior to their contractual maturity. Loss on early extinguishment of debt includes costs incurred related to these extinguishments, and the write off of $0.4 million of unamortized debt issuance costs related to the retired term loans or attributed to the entities no longer included in the lender syndicate.

Equity In Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2018 Joint Venture and the 2016 Joint Venture. During the year ended December 31, 2023, we recorded $7.6 million of equity in earnings from our unconsolidated real estate ventures compared to $7.7 million for the year ended December 31, 2022.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties increased $58.4 million, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in gain on sale of self storage properties was primarily attributable to the sale of 32 self storage properties for net proceeds of $261.8 million.
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
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $80.3 million for the year ended December 31, 2023, compared to $80.0 million for the year ended December 31, 2022.
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
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The December 2018 Nareit Funds From Operations White Paper - 2018 Restatement, which we refer to as the White Paper, defines FFO as net income (as determined under GAAP), excluding: real estate depreciation and amortization, gains and losses from the sale of certain real estate assets, gains and losses from change in control, mark-to-market changes in value recognized on equity securities, impairment write-downs of certain real estate assets and impairment of investments in entities when it is directly attributable to decreases in the value of depreciable real estate held by the entity and after items to record unconsolidated partnerships and joint ventures on the same basis. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders, we exclude distributions declared on subordinated performance units, DownREIT subordinated performance units, preferred shares and preferred units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt, casualty-related expenses, losses, and related recoveries and adjustments for unconsolidated partnerships and joint ventures.
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

The following table presents a reconciliation of net income to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	2023	2022	2021
Net income	$236,988	$183,765	$146,935
Add (subtract):
Real estate depreciation and amortization	220,737	231,870	156,930
Company's share of unconsolidated real estate venture real estate depreciation and amortization	17,083	17,072	15,408
Gain on sale of self storage properties	(63,910)	(5,466)	—
Distributions to preferred shareholders and unitholders	(20,330)	(14,510)	(14,070)
FFO attributable to subordinated performance unitholders(1)	(49,040)	(58,838)	(49,810)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	341,528	353,893	255,393
Add:
Acquisition costs	1,659	2,745	1,941
Casualty-related (recoveries) expenses(2)	(522)	6,388	—
Loss on early extinguishment of debt	758	—	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$343,423	$363,026	$257,334

Weighted average shares and units outstanding - FFO and Core FFO:(3)
Weighted average shares outstanding - basic	86,846	91,239	81,195
Weighted average restricted common shares outstanding	25	27	33
Weighted average effect of outstanding forward offering agreement(4)	—	—	100
Weighted average OP units outstanding	38,302	35,421	30,127
Weighted average DownREIT OP unit equivalents outstanding	2,120	1,925	1,925
Weighted average LTIP units outstanding	553	514	542
Total weighted average shares and units outstanding - FFO and Core FFO	127,846	129,126	113,922

FFO per share and unit	$2.67	$2.74	$2.24
Core FFO per share and unit	$2.69	$2.81	$2.26

(1) Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2) Casualty-related recoveries in 2023 relate to casualty-related expenses incurred in 2022 and are recorded in the line item "Other" within operating expenses in our consolidated statement of operations.

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

(4) Represents the dilutive effect of the forward offering from the application of the treasury stock method.

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Earnings per share - diluted	$1.48	$0.99	$0.98
Impact of the difference in weighted average number of shares(1)	0.23	(0.28)	0.18
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	—	0.62	—
Add real estate depreciation and amortization	1.73	1.79	1.38
Add Company's share unconsolidated venture real estate depreciation and amortization	0.13	0.13	0.14
Subtract gain on sale of self storage properties	(0.52)	(0.05)	—
FFO attributable to subordinated performance unitholders	(0.38)	(0.46)	(0.44)
FFO per share and unit	2.67	2.74	2.24
Add acquisition costs and Company's share of unconsolidated real estate venture acquisition costs	0.01	0.02	0.02
Add casualty-related expenses	—	0.05	—
Add loss on early extinguishment of debt	0.01	—	—
Core FFO per share and unit	$2.69	$2.81	$2.26

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
As of December 31, 2023, our same store portfolio consisted of 724 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the year ended December 31, 2023 compared to the year ended December 31, 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	Change
Rental revenue
Same store portfolio	$646,893	$633,708	$13,185
Non-same store portfolio	147,073	115,106	31,967
Total rental revenue	793,966	748,814	45,152
Other property-related revenue
Same store portfolio	23,634	20,821	2,813
Non-same store portfolio	6,052	4,310	1,742
Total other property-related revenue	29,686	25,131	4,555
Property operating expenses
Same store portfolio	178,006	169,987	8,019
Non-same store portfolio	50,980	41,338	9,642
Prior period comparability adjustment	—	(300)	300
Total property operating expenses	228,986	211,025	17,961
Net operating income
Same store portfolio	492,521	484,542	7,979
Non-same store portfolio	102,145	78,378	23,767
Total net operating income	$594,666	$562,920	$31,746
Rental Revenue
Same store portfolio rental revenues increased $13.2 million, or 2.1%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Average annualized same store rental revenue per occupied square foot increased from $14.89 to $15.80, or 6.1%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022, driven primarily by increased contractual lease rates for in-place tenants. This increase in same store portfolio rental revenue was partially offset by a decrease in average occupancy from 93.1% for the year ended December 31, 2022 to 89.1% for the year ended December 31, 2023.
Other Property-Related Revenue
Same store portfolio other property-related revenue increased $2.8 million, or 13.5%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase primarily resulted from an increase in tenant insurance revenue.

Property Operating Expenses
Same store portfolio property operating expenses increased $8.0 million, or 4.7%, for the year ended December 31, 2023, as compared to the year ended December 31, 2022. The increase in same store property operating expenses was a result of increases in marketing, insurance and property tax expense partially offset by a decrease in personnel costs during the year ended December 31, 2023.
The following table presents a reconciliation of net income to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$236,988	$183,765	$146,935
(Subtract) add:
Management fees and other revenue	(34,411)	(27,624)	(24,374)
General and administrative expenses	59,281	59,311	51,001
Other	11,108	8,537	2,853
Depreciation and amortization	221,993	233,158	158,312
Interest expense	166,147	110,599	72,062
Equity in earnings of unconsolidated real estate ventures	(7,553)	(7,745)	(5,294)
Loss on early extinguishment of debt	758	—	—
Acquisition costs	1,659	2,745	1,941
Income tax expense	1,590	4,689	1,690
Gain on sale of self storage properties	(63,910)	(5,466)	—
Non-operating expense	1,016	951	906
Net operating income	$594,666	$562,920	$406,032
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$236,988	$183,765	$146,935
Add:
Depreciation and amortization	221,993	233,158	158,312
Company's share of unconsolidated real estate venture depreciation and amortization	17,083	17,072	15,408
Interest expense	166,147	110,599	72,062
Income tax expense	1,590	4,689	1,690
Loss on early extinguishment of debt	758	—	—
EBITDA	644,559	549,283	394,407
Add (subtract):
Acquisition costs	1,659	2,745	1,941
Gain on sale of self storage properties	(63,910)	(5,466)	—
Casualty-related (recoveries) expenses(1)	(522)	6,388	—
Equity-based compensation expense(2)	6,679	6,258	5,462
Adjusted EBITDA	$588,465	$559,208	$401,810

(1) Casualty-related recoveries in 2023 relate to casualty-related expenses incurred in 2022 and are recorded in the line item "Other" within operating expenses in our consolidated statement of operations.

(2) Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our consolidated statements of operations.
Liquidity and Capital Resources
Liquidity Overview
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from dispositions of self storage properties, equity and debt offerings, debt financings including additional borrowing capacity under the credit facility, and expansion options available under the 2028 Term Loan Facility, the June 2029 Term Loan Facility, and our credit facility.

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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. During the last year, the Federal Reserve Board has continued to raise interest rates from historically low levels and paused raising interest rates as of August 2023. Although the Federal Reserve Board has signaled an intention to reduce interest rates in 2024, there is no assurance that this will occur or that the Federal Reserve Board will not raise interest rates in the future. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At December 31, 2023, we had $65.0 million in cash and cash equivalents and $22.7 million of restricted cash, an increase in cash and cash equivalents of $29.7 million and an increase in restricted cash of $15.8 million from December 31, 2022. Restricted cash primarily consists of escrowed funds deposited with financial institutions resulting from property sales for which we elected to purchase replacement property in accordance with Section 1031 of the Code, and for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 of this report.
Operating Activities
Cash provided by our operating activities was $441.6 million for the year ended December 31, 2023 compared to $443.8 million the year ended December 31, 2022. Our operating cash flow decreased primarily due to higher cash payments for interest expense. The decrease was partially offset by operating cash flows from 45 self storage properties acquired during the year ended December 31, 2022 that generated cash flow for the entire year ended December 31, 2023 and 20 self storage properties and annexes to existing properties acquired during the year ended December 31, 2023.
Investing Activities
Cash provided by investing activities was $161.1 million for the year ended December 31, 2023 compared to $584.2 million of cash used in investing activities for the year ended December 31, 2022. The primary sources of cash for the year ended December 31, 2023 were $262.3 million of proceeds from our sale of 32 self storage properties, partially offset by our acquisition of 20 self storage properties and annexes to existing properties for cash consideration of $48.7 million, capital expenditures of $34.2 million, our acquisition of management company assets and an interest in a reinsurance company from Move It of $16.9 million and expenditures for corporate furniture and equipment of $1.3 million. Cash used in investing activities was $584.2 million for the year ended December 31, 2022 compared to $2.0 billion for the year ended December 31, 2021. The primary uses of cash for the year ended December 31, 2022 were for our acquisition of 45 self storage properties for cash consideration of $496.4 million, capital contributions of $55.0 million to fund the self storage property acquisitions of our 2016 Joint Venture and 2018 Joint Venture and capital expenditures of $42.8 million.

Capital expenditures totaled $34.2 million, $42.8 million and $27.6 million during the years ended December 31, 2023, 2022 and 2021 respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Recurring capital expenditures	$16,957	$11,794	$9,500
Value enhancing capital expenditures	6,364	11,732	8,738
Acquisitions capital expenditures	9,649	19,215	11,185
Total capital expenditures	32,970	42,741	29,423
Change in accrued capital spending	1,260	57	(1,846)
Capital expenditures per statement of cash flows	$34,230	$42,798	$27,577
Financing Activities
Cash used in our financing activities was $557.2 million for the year ended December 31, 2023 compared to $154.6 million of cash provided by financing activities for the year ended December 31, 2022. Our primary uses of financing cash flows for the year ended December 31, 2023 were for principal payments on existing debt of $1.2 billion (which included $1.1 billion of principal repayments, including constructive repayments, under the Revolver, $73.5 million in fixed rate mortgage repayments, $50.2 million of constructive repayments of term loan borrowings within our credit facility, and $3.3 million of scheduled fixed rate mortgage principal amortization payments), common share repurchases of $310.2 million, distributions to common shareholders of $190.9 million, distributions to noncontrolling interests of $141.5 million and distributions to preferred shareholders of $19.0 million. Our sources of financing cash flows for the year ended December 31, 2023 primarily consisted of $1.3 billion of borrowings (which included $898.6 million of borrowings, including constructive borrowings, under our Revolver, $370.0 million from the issuance of July 2028 Notes and October 2023 Senior Unsecured Notes (as defined in Note 8 to the consolidated financial statements in Item 8), and $50.2 million of constructive receipts of term loan borrowings within our credit facility). Our sources of financing cash flows for the year ended December 31, 2022 primarily consisted of $1.6 billion of borrowings (which included $962.0 million of borrowings under the Revolver, $285.0 million from our June 2029 Term Loan, $200.0 million from the issuance of the November 2032 Notes and $125.0 million from the issuance of the November 2033 Notes). Our primary uses of financing cash flows for the year ended December 31, 2022 were for principal payments on existing debt of $960.4 million (which included $956.0 million of principal repayments under the Revolver and $4.4 million in fixed rate mortgage principal payments), distributions to common shareholders of $195.7 million, distributions to noncontrolling interests of $141.0 million, and distributions to preferred shareholders of $13.4 million.

Credit Facility and Term Loan Facilities
As of December 31, 2023, our credit facility provided for total borrowings of $1.955 billion, consisting of five components: (i) a Revolver which provides for a total borrowing commitment up to $950.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $275.0 million Term Loan B, (iii) a $325.0 million Term Loan C, (iv) a $275.0 million Term Loan D and (v) a $130.0 million Term Loan E. The Revolver is set to mature in January 2027; provided that we may elect up to two times to extend the maturity by six months each up to January 2028 by paying an extension fee for each such election of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan B matures in July 2024, provided that we have the option to elect to extend the maturity to January 2025, subject to certain conditions being met and payment of an extension fee of 0.0625% of the amount of the Term Loan B, the Term Loan C matures in January 2025, the Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan B, Term Loan C, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of December 31, 2023, we had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $2.5 billion.
As of December 31, 2023, $275.0 million was outstanding under the Term Loan B with an effective interest rate of 3.28%, $325.0 million was outstanding under the Term Loan C with an effective interest rate of 4.07%, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 4.05% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.93%. As of December 31, 2023, we would have had the capacity to borrow remaining Revolver commitments of $562.6 million while remaining in compliance with the credit facility's financial covenants.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility in an aggregate amount of $75.0 million. As of December 31, 2023, $75.0 million was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2023 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of December 31, 2023, the June 2029 Term Loan Facility had an effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
For a summary of our financial covenants and additional detail regarding our credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility and June 2029 Term Loan Facility, please see Note 8 to the consolidated financial statements in Item 8.
2029 and August 2031 Senior Unsecured Notes
On August 30, 2019, our operating partnership issued $100.0 million of 3.98% senior unsecured notes due August 30, 2029 and $50.0 million of 4.08% senior unsecured notes due August 30, 2031 in a private placement to certain institutional investors.
August 2030 and August 2032 Senior Unsecured Notes
On October 22, 2020, our operating partnership issued $150.0 million of 2.99% senior unsecured notes due August 5, 2030 and $100.0 million of 3.09% senior unsecured notes due August 5, 2032 in a private placement to certain institutional investors.
May 2026, May 2031 and May 2033 Senior Unsecured Notes
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
July 2028 Senior Unsecured Notes
On April 27, 2023, our operating partnership issued $120.0 million of 5.61% senior unsecured notes due July 5, 2028 in a private placement to certain institutional investors. The July 2028 Notes have an effective interest rate of 5.75% after taking into account the effect of interest rate swaps.
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
Sources of Liquidity and Capital Resources
As of December 31, 2023, we had $65.0 million in cash and cash equivalents, compared to $35.3 million as of December 31, 2022. Our cash flows from operations result primarily from the ownership and management of self-storage facilities as described in Part I, Item 1, "Business".
Our material cash requirements from contractual and other obligations primarily relate to our debt obligations. Expected timing of those payments are as follows. The information in this section should be read in conjunction with Note 8 and other information included in the accompanying consolidated financial statements included in Item 8.

(dollars in thousands)	Next 12 Months	Beyond 12 Months	Total
Senior Unsecured Notes (1)	$—	$1,600,000	$1,600,000
Revolving line of credit(2)	—	381,000	381,000
Term loan facilities (2)(3)	275,000	1,190,000	1,465,000
Fixed rate mortgage notes payable	19,908	202,849	222,757
Total	$294,908	$3,373,849	$3,668,757
(1) We believe we have access to additional financing and refinancing, if needed.
(2) Under the credit facility, the Company has an expansion option which if exercised in full, would provide an additional $545 million of borrowing capacity.
(3) The Company has the ability to extend the $275 million term loan facility maturing in the next 12 months an additional six months to January 2025.

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

Equity Transactions
Issuance of Preferred Shares
On March 16, 2023, the Company issued 5,668,128 Series B Preferred Shares for approximately $139.6 million, to shareholders of an affiliate of Personal Mini, in connection with the acquisition of a portfolio of 15 properties. As part of the acquisition transaction, the Company recorded a $26.1 million promissory note receivable from an affiliate of Personal Mini. Proceeds from the promissory note were used by the affiliate of Personal Mini to acquire $26.1 million of subordinated performance units. The promissory note bears interest at a rate equivalent to the dividends paid on 1,059,683 of the Series B Preferred Shares. As a result of these agreements, the $26.1 million promissory note receivable, interest income on the note receivable, $26.1 million of Series B Preferred Shares value, and dividends on such Series B Preferred Shares have been offset, resulting in a net amount presented as proceeds from the issuance of Series B Preferred Shares of $113.1 million.
Issuance and Repurchase of Common Shares
On July 11, 2022, we approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares from time to time. On December 1, 2023, we approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. During the year ended December 31, 2023, we repurchased 8,836,639 common shares for approximately $310.2 million.
During the year ended December 31, 2023, after receiving notices of redemption from certain OP unitholders, we elected to issue 1,275,854 common shares to such holders in exchange for 1,275,854 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance of OP Equity
In connection with the 20 properties and annexes to existing properties acquired during the year ended December 31, 2023, we issued $67.3 million of OP equity (consisting of 1,160,370 subordinated performance units, 466,691 series A-1 preferred units, 18,895 OP units, and the vesting of 15,600 LTIP units previously issued).
As discussed in Note 3 to the consolidated financial statements in Item 8, during the year ended December 31, 2023, the Company also issued (i) 2,545,063 OP units upon the non-voluntary conversion of 926,623 subordinated performance units in connection with Move It's retirement, (ii) 481,811 OP units upon the voluntary conversion of 397,000 subordinated performance units and (iii) 128,487 OP units upon the conversion of an equivalent number of LTIP units.
During the year ended December 31, 2023, we issued 195,573 DownREIT OP units issued upon the voluntary conversion of 203,637 DownREIT subordinated performance units.
Dividends and Distributions
During the year ended December 31, 2023, the Company paid $190.9 million of distributions to common shareholders, $19.0 million of distributions to preferred shareholders and distributed $141.5 million to noncontrolling interests.
On February 15, 2024, our board of trustees declared a cash dividend and distribution, respectively, of $0.56 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2024. On February 15, 2024, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 15, 2024. In addition, we expect to declare a cash distribution in the first quarter of 2024 to our subordinated performance unitholders of record as of March 15, 2024. Such dividends and distributions are expected to be paid on March 29, 2024.

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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of December 31, 2023, our operating partnership had an aggregate of $2,774.5 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.

Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of December 31, 2023, an aggregate of $211.3 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Notwithstanding the two-year lock out period on conversions of subordinated performance units into OP units, if such subordinated performance units were convertible into OP units as of December 31, 2023, each subordinated performance unit would on average hypothetically convert into 1.55 OP units, or into an aggregate of approximately 18.8 million OP units. These amounts are based on historical financial information for the trailing twelve months ended December 31, 2023. The hypothetical conversion is calculated by dividing the average cash available for distribution, or CAD, per subordinated performance unit by 110% of the CAD per OP unit over the same period. We anticipate that as our CAD grows over time, the conversion ratio will also grow, including to levels that may exceed this amount. The actual number of OP units into which such subordinated performance units will become convertible may vary significantly and will depend upon the applicable conversion penalty and the actual CAD to the OP units and the actual CAD to the converted subordinated performance units in the one-year period ending prior to conversion. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units issued in our formation transactions and certain contribution transactions.
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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk refers to the risk of loss from adverse changes in market prices and interest rates. Our future income, cash flows, and fair values of financial instruments are dependent upon prevailing market interest rates. The primary market risk to which we believe we are exposed is interest rate risk. Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations, and other factors beyond our control. We use interest rate swaps to moderate our exposure to interest rate risk by effectively converting the interest on variable rate debt to a fixed rate. We make limited use of other derivative financial instruments and we do not use them for trading or other speculative purposes. Further, we may reduce our debt subject to variable rates to decrease our exposure to interest rate risk.
As of December 31, 2023, we had $511.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (currently Daily Simple SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $5.1 million annually.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, no trustee or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2023.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
Item 14. Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2023.
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

3.2	Third Amended and Restated Bylaws of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on November 9, 2023, is incorporated herein by this reference)
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

3.5
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

3.6
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)

3.7
Articles Supplementary designating the Series B Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2023, is incorporated

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by this reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

4.3*
Description of Common Shares of Beneficial Interest, 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest and 6.000% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest

10.1
Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 3.3 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.2
Amended and Restated Partnership Unit Designation of Series GN Class B OP Units of NSA OP, LP (Exhibit 3.4 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.3
Third Amended and Restated Partnership Unit Designation of Series OV Class B OP Units of NSA OP, LP (Exhibit 3.6 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.4
Partnership Unit Designation of Series SS Class B OP Units of NSA OP, LP (Exhibit 3.8 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.5	Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with SEC on August 9, 2016, is incorporated herein by this reference)
10.6
First Amendment to Partnership Unit Designation of Series HA Class B OP Units of NSA OP, LP (Exhibit 10.8 to the Annual Report on Form 10-K, filed with SEC on February 28, 2017, is incorporated herein by this reference)

10.7
Partnership Unit Designation of Series PM Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2017, is incorporated herein by this reference)

10.8
Partnership Unit Designation of Series A-1 Preferred Units of NSA OP, LP dated as of January 5, 2018 (Exhibit 10.12 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2018, is incorporated herein by this reference)

10.9
Partnership Unit Designation of Series SO Class B OP Units of NSA OP, LP (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.10
Partnership Unit Designation of Series MO Class B OP Units of NSA OP, LP (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

10.11
Partnership Unit Designation of Series BL Class B OP Units of NSA OP, LP (Exhibit 10.13 to the Annual Report on Form 10-K, filed with the SEC on February 25, 2021, is incorporated herein by this reference)

10.12
Partnership Unit Designation of Series B Preferred Units of NSA OP, LP dated as of March 15, 2023 (Exhibit 10.2 to the Annual Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.13
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.14
Two Hundred Sixth Amendment To Third Amended and Restated Agreement of Limited Partnership Of NSA OP, LP and First Amendment To Partnership Unit Designation Of Series A-1 Cumulative Redeemable Preferred Units Of NSA OP, LP (Exhibit 10.14 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2023, is incorporated herein by this reference)

10.15
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.16
Third Amended and Restated Credit Agreement dated as of January 3, 2023 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets, Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and Capital One, National Association as Co-Lead Arrangers and Co-Documentation Agent, BofA Securities, Inc., Truist Securities, Inc., Wells Fargo Securities, LLC, and Regions Securities, LLC as Co-Lead Arrangers, and Truist Bank, N.A., Wells Fargo Bank, N.A., Regions Bank, and Bank of America, N.A., as Co-Documentation Agents ( Exhibit 10.16 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2023, is incorporated herein by this reference)

10.17	National Storage Affiliates Trust Equity Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

10.18	NSA OP, LP, 2013 Long-Term Incentive Plan (Exhibit 10.2 to the Registration Statement on Form S-11/A, filed with SEC on April 1, 2015, is incorporated herein by this reference).
10.19
Amended and Restated Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule I thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by reference)

10.20
Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule 1 thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated by this reference)

10.21
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Arlen D. Nordhagen (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.22
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.23
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and David Cramer (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.24
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Brandon S. Togashi (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.25
Employment Agreement dated as of January 1, 2023 by and between National Storage Affiliates Trust and Tiffany S. Kenyon (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.26
Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Derek Bergeon (Exhibit 10.8 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.27
Employment Agreement dated as of May 31, 2023 by and between National Storage Affiliates Trust and William S. Cowan, Jr. (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2023, is incorporated herein by this reference)

10.28
Letter Agreement dated as of April 2, 2020, by and between National Storage Affiliates Trust and David Cramer. (Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on April 6, 2020, is incorporated herein by this reference)

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

10.32*	Form of LTIP Unit Award Agreement for Executive Officers
10.33
Form of Purchase and Sale Agreement among each seller named therein, National Storage Affiliates Trust and NSA OP, LP (Exhibit 10.14 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)

10.34	Form of Indemnification Agreement (Exhibit 10.7 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)
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

10.38	Amendment No. 1 to the Sales Agreement (Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)
10.39*	Recovery Policy Relating to Erroneously Awarded Incentive Compensation
21.1*	List of subsidiaries of National Storage Affiliates Trust
23.1*	Consent of KPMG LLP for National Storage Affiliates Trust
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Storage Affiliates Trust

By:	/s/ DAVID G. CRAMER
David G. Cramer
chief executive officer
(principal executive officer)
Date: February 28, 2024

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David G. Cramer and Brandon S. Togashi, and each of them, with full power to act without the other, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and in the capacities and on the dates indicated.

Signature	Title	Date
National Storage Affiliates Trust

/s/ DAVID G. CRAMER	trustee, chief executive officer	February 28, 2024
David G. Cramer	(principal executive officer)

/s/ BRANDON S. TOGASHI	chief financial officer	February 28, 2024
Brandon S. Togashi	(principal accounting and financial officer)

/s/ TAMARA D. FISCHER	executive chairperson of the board of trustees	February 28, 2024
Tamara D. Fischer

/s/ ARLEN D. NORDHAGEN	vice chairperson of the board of trustees	February 28, 2024
Arlen D. Nordhagen

/s/ LISA R. COHN	trustee	February 28, 2024
Lisa R. Cohn

/s/ PAUL W. HYLBERT, JR.	trustee	February 28, 2024
Paul W. Hylbert, Jr.

/s/ CHAD L. MEISINGER	trustee	February 28, 2024
Chad L. Meisinger

/s/ STEVEN G. OSGOOD	trustee	February 28, 2024
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	February 28, 2024
Dominic M. Palazzo

/s/ REBECCA L. STEINFORT	trustee	February 28, 2024
Rebecca L. Steinfort

/s/ MARK VAN MOURICK	trustee	February 28, 2024
Mark Van Mourick

/s/ CHARLES F. WU	trustee	February 28, 2024
Charles F. Wu

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2023 and 2022	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2023, 2022 and 2021	F-7
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2023, 2022 and 2021	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	F-11

Notes to the Consolidated Financial Statements	F-13

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-46

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Purchase price allocation for self storage property acquisitions
As discussed in Note 6 to the consolidated financial statements, during the year ended December 31, 2023, the Company acquired $229.5 million of self storage properties that were recorded as asset acquisitions. The purchase price in an asset acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their relative fair value. Assets acquired and liabilities assumed primarily comprise land, buildings and related improvements, customer in-place leases, furniture and equipment and assumed real estate leasehold interests.

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
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:
Opinion on Internal Control Over Financial Reporting
We have audited National Storage Affiliates Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Denver, Colorado
February 28, 2024

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2023	2022
ASSETS
Real estate
Self storage properties	$5,792,174	$6,391,572
Less accumulated depreciation	(874,359)	(772,661)
Self storage properties, net	4,917,815	5,618,911
Cash and cash equivalents	64,980	35,312
Restricted cash	22,713	6,887
Debt issuance costs, net	8,442	1,393
Investment in unconsolidated real estate ventures	211,361	227,441
Other assets, net	134,002	156,228
Assets held for sale, net	550,199	—
Operating lease right-of-use assets	22,299	23,835
Total assets	$5,931,811	$6,070,007
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,658,205	$3,551,179
Accounts payable and accrued liabilities	92,766	80,377
Interest rate swap liabilities	3,450	483
Operating lease liabilities	24,195	25,741
Deferred revenue	27,354	23,213
Total liabilities	3,805,970	3,680,993
Commitments and contingencies (Note 12)
Equity
Series A Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 9,017,588 and 9,017,588 issued and outstanding at December 31, 2023 and 2022, at liquidation preference	225,439	225,439
Series B Preferred shares of beneficial interest, par value $0.01 per share. 7,000,000 authorized, 5,668,128 issued and outstanding at December 31, 2023 (Note 3)	115,212	—
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 82,285,995 and 89,842,145 shares issued and outstanding at December 31, 2023 and 2022, respectively	823	898
Additional paid-in capital	1,509,563	1,777,984
Distributions in excess of earnings	(449,907)	(396,650)
Accumulated other comprehensive income	21,058	40,530
Total shareholders' equity	1,422,188	1,648,201
Noncontrolling interests	703,653	740,813
Total equity	2,125,841	2,389,014
Total liabilities and equity	$5,931,811	$6,070,007

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Rental revenue	$793,966	$748,814	$541,547
Other property-related revenue	29,686	25,131	19,750
Management fees and other revenue	34,411	27,624	24,374
Total revenue	858,063	801,569	585,671
OPERATING EXPENSES
Property operating expenses	228,986	211,025	155,265
General and administrative expenses	59,281	59,311	51,001
Depreciation and amortization	221,993	233,158	158,312
Other	11,108	8,537	2,853
Total operating expenses	521,368	512,031	367,431
OTHER (EXPENSE) INCOME
Interest expense	(166,147)	(110,599)	(72,062)
Loss on early extinguishment of debt	(758)	—	—
Equity in earnings of unconsolidated real estate ventures	7,553	7,745	5,294
Acquisition costs	(1,659)	(2,745)	(1,941)
Non-operating expense	(1,016)	(951)	(906)
Gain on sale of self storage properties	63,910	5,466	—
Other expense	(98,117)	(101,084)	(69,615)
Income before income taxes	238,578	188,454	148,625
Income tax expense	(1,590)	(4,689)	(1,690)
Net income	236,988	183,765	146,935
Net income attributable to noncontrolling interests	(80,319)	(80,028)	(41,682)
Net income attributable to National Storage Affiliates Trust	156,669	103,737	105,253
Distributions to preferred shareholders	(19,019)	(13,425)	(13,104)
Net income attributable to common shareholders	$137,650	$90,312	$92,149

Earnings per share - basic	$1.58	$0.99	$1.13
Earnings per share - diluted	$1.48	$0.99	$0.98

Weighted average shares outstanding - basic	86,846	91,239	81,195
Weighted average shares outstanding - diluted	146,023	91,239	134,538

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$236,988	$183,765	$146,935
Other comprehensive income (loss)
Unrealized gain on derivative contracts	10,893	82,418	23,558
Realized loss on derivative contracts	(1,643)	—	—
Reclassification of other comprehensive (income) loss to interest expense	(35,605)	2,315	20,578
Other comprehensive (loss) income	(26,355)	84,733	44,136
Comprehensive income	210,633	268,498	191,071
Comprehensive income attributable to noncontrolling interests	(71,649)	(104,826)	(54,940)
Comprehensive income attributable to National Storage Affiliates Trust	$138,984	$163,672	$136,131

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

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
OP units, subordinated performance units and Series A-1 preferred units, net of offering costs	—	—	—	—	—	—	—	68,899	68,899
Redemptions of Series A-1 preferred units	280,869	7,021	—	—	—	—	—	(7,021)	—
Redemptions of OP units	—	—	627,896	6	11,026	—	33	(11,065)	—
Repurchase of common shares	—	—	(1,986,175)	(20)	(90,089)	—	—	—	(90,109)
Effect of changes in ownership for consolidated entities	—	—	—	—	(9,975)	—	173	9,802	—
Equity-based compensation expense	—	—	—	—	410	—	—	5,848	6,258
Issuance of restricted common shares	—	—	10,405	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(8,910)	—	(161)	—	—	—	(161)
Preferred share dividends	—	—	—	—	—	(13,425)	—	—	(13,425)
Common share dividends	—	—	—	—	—	(195,699)	—	—	(195,699)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(140,919)	(140,919)
Other comprehensive income	—	—	—	—	—	—	59,935	24,798	84,733
Net income	—	—	—	—	—	103,737	—	80,028	183,765
Balances, December 31, 2022	9,017,588	$225,439	89,842,145	$898	$1,777,984	$(396,650)	$40,530	$740,813	$2,389,014
Issuance of preferred shares	5,668,128	115,212	—	—	(2,083)	—	—	—	113,129
OP equity issued for property acquisitions:
OP units, LTIP units, subordinated performance units and Series A-1 preferred units, net of offering costs	—	—	—	—	—	—	—	67,266	67,266
Issuance of Series A-1 preferred units	—	—	—	—	—	—	—	750	750
Redemptions of OP Units	—	—	1,275,854	13	19,240	—	514	(19,767)	—
Repurchase of common shares	—	—	(8,836,639)	(88)	(310,064)	—	—	—	(310,152)
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Effect of changes in ownership for consolidated entities	—	—	—	—	24,373	—	(2,301)	(22,072)	—
Equity-based compensation expense	—	—	—	—	419	—	—	6,260	6,679
Issuance of restricted common shares	—	—	12,856	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(8,221)	—	(306)	—	—	—	(306)
Preferred share dividends	—	—	—	—	—	(19,019)	—	—	(19,019)
Common share dividends	—	—	—	—	—	(190,907)	—	—	(190,907)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(141,246)	(141,246)
Other comprehensive loss	—	—	—	—	—	—	(17,685)	(8,670)	(26,355)
Net income	—	—	—	—	—	156,669	—	80,319	236,988
Balances, December 31, 2023	14,685,716	$340,651	82,285,995	$823	$1,509,563	$(449,907)	$21,058	$703,653	$2,125,841

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$236,988	$183,765	$146,935
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,993	233,158	158,312
Amortization of debt issuance costs	6,535	4,423	3,438
Amortization of debt discount and premium, net	(561)	(698)	(708)
Gain on sale of self storage properties	(63,910)	(5,466)	—
Other	969	992	—
Equity-based compensation expense	6,679	6,258	5,462
Equity in (earnings) of unconsolidated real estate ventures	(7,553)	(7,745)	(5,294)
Distributions from unconsolidated real estate ventures	23,635	23,535	19,640
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	1,226	(10,206)	(3,159)
Accounts payable and accrued liabilities	12,228	16,519	8,404
Deferred revenue	3,347	(688)	(1,681)
Net Cash Provided by Operating Activities	441,576	443,847	331,349
INVESTING ACTIVITIES
Acquisition of self storage properties	(48,725)	(496,358)	(1,966,382)
Capital expenditures	(34,230)	(42,798)	(27,577)
Investments in and advances to unconsolidated real estate ventures	—	(55,044)	—
Deposits and advances for self storage property and other acquisitions	—	—	(800)
Expenditures for corporate furniture, equipment and other	(1,318)	(928)	(426)
Acquisition of management company assets and interest in reinsurance company from PRO retirement	(16,924)	—	(2,865)
Net proceeds from sale of self storage properties	262,302	10,963	—
Net Cash Provided by (Used In) Investing Activities	161,105	(584,165)	(1,998,050)
FINANCING ACTIVITIES
Proceeds from issuance of common shares	—	—	900,980
Borrowings under debt financings	1,318,815	1,572,000	2,348,500
Receipts for OP unit subscriptions	—	—	103
Repurchase of common shares	(310,152)	(90,109)	—
Principal payments under debt financings	(1,210,630)	(960,372)	(1,322,169)
Payment of dividends to common shareholders	(190,907)	(195,699)	(131,708)
Payment of dividends to preferred shareholders	(19,019)	(13,425)	(13,104)
Distributions to noncontrolling interests	(141,474)	(141,000)	(102,231)
Debt issuance costs	(3,820)	(15,981)	(5,280)
Equity offering costs	—	(772)	(2,216)
Net Cash (Used in) Provided by Financing Activities	(557,187)	154,642	1,672,875
Increase in Cash, Cash Equivalents and Restricted Cash	45,494	14,324	6,174

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	42,199	27,875	21,701
End of year	$87,693	$42,199	$27,875

Supplemental Cash Flow Information
Cash paid for interest	$143,622	$99,433	$66,918
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions:
Issuance of Series A-1 preferred units, OP units, LTIP units, and subordinated performance units	$67,266	$72,116	$195,101
Issuance of Series B preferred shares	113,129	—	—
Deposits on acquisitions applied to purchase price	—	800	1,087
Other net liabilities assumed	185	2,890	14,232
Change in accrued capital spending	1,260	57	(1,846)

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
The Company owned 809 consolidated self storage properties in 38 states and Puerto Rico with approximately 51.9 million rentable square feet in approximately 407,000 storage units as of December 31, 2023, which excludes self storage properties classified as held for sale consisting of (i) 39 self storage properties located in eight states, comprising approximately 2.4 million rentable square feet, configured in approximately 18,000 storage units to be sold to a third party in 2024 and (ii) 56 self storage properties located in seven states, comprising approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units that were contributed to the 2024 Joint Venture in 2024. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). As of December 31, 2023, these PROs are Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), Blue Sky Self Storage LLC, a strategic partnership between Argus Professional Storage Management and Uplift Development Group (formerly known as GYS Development LLC) ("Blue Sky"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage ("Moove In"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), and an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini").
Effective January 1, 2022, Northwest retired as one of the Company's PROs. As a result of the retirement, on January 1, 2022, management of our properties in the Northwest managed portfolio was transferred to the Company and the Northwest brand name and related intellectual property was internalized by the Company, and the Company discontinued payment of any supervisory and administrative fees or reimbursements to Northwest.
Effective January 1, 2023, one of our PROs, Move It Self Storage and its controlled affiliates, retired as one of the Company's PROs. As a result of the retirement, on January 1, 2023, management of our properties in the Move It managed portfolio was transferred to the Company and the Move It brand name and related intellectual property was internalized by the Company, and the Company discontinued payment of any supervisory and administrative fees or reimbursements to Move It.
As of December 31, 2023, the Company also managed through its property management platform an additional portfolio of 185 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 13.5 million rentable square feet, configured in approximately 111,000 storage units and located across 21 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of December 31, 2023, in total, the Company operated and held ownership interests in 1,050 self storage properties located across 42 states and Puerto Rico with approximately 68.6 million rentable square feet in approximately 542,000 storage units, excluding 39 self storage properties classified as held for sale located in eight states, comprising approximately 2.4 million rentable square feet, configured in approximately 18,000 storage units to be sold to a third party in 2024.
Information with respect to the square feet and number of storage units in each of the notes is unaudited.

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
As of December 31, 2023, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 DownREIT partnerships that are considered VIEs, which owned 49 self storage properties. The net book value of the real estate owned by these VIEs was $418.9 million and $412.9 million as of December 31, 2023 and December 31, 2022, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $188.7 million as of December 31, 2023 and December 31, 2022, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
Long Lived Assets Held for Sale
The Company considers long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell an asset (or group of assets), (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (d) the sale of the asset is probable and transfer of the asset is expected to be completed within one year, (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. As of December 31, 2023, the Company had $550.2 million of self storage properties classified as held for sale, consisting of 39 self storage properties to be sold to a third party in 2024 and 56 self storage properties that were contributed to the 2024 Joint Venture in February 2024. The Company measured the self storage properties' fair value based on the contracted sale price and determined there was no impairment of these properties. There were no self storage properties held for sale as of December 31, 2022.
Costs of Raising Capital
Commissions, legal fees and other costs that are directly associated with equity offerings are capitalized as deferred offering costs, pending a determination of the success of the offering. Deferred offering costs related to successful offerings are charged to additional paid-in capital within equity in the period it is determined that the offering was successful.

Table of Content
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
The Company and certain of the Company’s PROs have tenant insurance- and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $24.1 million, $19.8 million and $15.0 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the years ended December 31, 2023, 2022 and 2021, the Company recognized retail sales of $2.3 million, $2.6 million and $2.3 million, respectively.
Management fees and other revenue
Management fees and other revenue consist of property management fees, platform fees, call center fees, acquisition fees, and a portion of tenant warranty protection or tenant insurance proceeds that the Company earns for managing and operating its unconsolidated real estate ventures.
With respect to both the 2018 Joint Venture and the 2016 Joint Venture, the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. With respect to the 2016 Joint Venture only, the call center fees are equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture properties. During the years ended December 31, 2023, 2022 and 2021, the Company recognized property management fees, call center fees and platform fees of $16.8 million, $16.5 million and $14.8 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the Initial 2016 JV Portfolio and the Initial 2018 JV Portfolio. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture and the 2018 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the years ended December 31, 2023, 2022 and 2021, the Company recognized acquisition fees of $0, $1.2 million and $0.8 million, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in both of the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the years ended December 31, 2023, 2022 and 2021, the Company recognized $17.2 million, $9.5 million and $7.3 million, respectively, of revenue related to these activities.

Table of Content
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $15.3 million, $10.0 million and $6.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2023 and 2022.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2023 and 2022. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; the 2020 tax year is the earliest period that remains open to examination by these taxing jurisdictions.
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
Derivative Financial Instruments
The Company carries all derivative financial instruments on the consolidated balance sheet at fair value. Fair value of derivatives is determined by reference to observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship. The Company's use of derivative instruments has been limited to interest rate swap and cap agreements. The fair values of derivative instruments are included in other assets and interest rate swap liabilities in the accompanying consolidated balance sheets. For derivative instruments not designated as cash flow hedges, the unrealized gains and losses are included in interest expense in the accompanying consolidated statements of operations. For derivatives designated as cash flow hedges, the effective portion of the changes in the fair value of the derivatives is initially reported in accumulated other comprehensive income (loss) in the Company's consolidated balance sheets and subsequently reclassified into earnings when the hedged transaction affects earnings.
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

Table of Content
Gain on sale of self storage properties
The Company recognizes gains from disposition of properties only upon closing in accordance with the guidance on sales of nonfinancial assets. Profit on real estate sold is recognized upon closing when all, or substantially all, of the promised consideration has been received and is nonrefundable and the Company has transferred control of the facilities to the purchaser.
Goodwill
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates goodwill for potential impairment annually, or whenever impairment indicators are present. The Company determined that there was no impairment to goodwill during the years ended December 31, 2023 and 2022.
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. Pursuant to this ASU, the footnotes to our consolidated financial statements will include incremental disclosures related to our single reportable segment, including the disclosures about our CODM’s review of our consolidated net operating income, the profit/loss measure of our single reportable segment and a reconciliation of consolidated net operating income to our consolidated net income.
In August 2023, the FASB issued ASU 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement ("ASU 2023-05"). ASU 2023-05 requires a joint venture, upon formation to measure its assets and liabilities at fair value in its standalone financial statements. A joint venture will recognize the difference between the fair value of its equity and the fair value of its identifiable assets and liabilities as goodwill (or an equity adjustment, if negative) using the business combination accounting guidance regardless of whether the net assets meet the definition of a business. ASU 2023-05 will be applied prospectively and is effective for all joint ventures formed on or after January 1, 2025. The Company is currently evaluating ASU 2023-05 and does not expect it to have a material effect on the Company's consolidated financial statements.
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

Table of Content
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
Series B Preferred Shares
On March 15, 2023, the Company classified 7,000,000 of the Company's authorized but unissued preferred shares of beneficial interest as 6.000% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"). The Series B Preferred Shares rank senior to the Company’s common shares of beneficial interest, and on parity with the Company’s Series A Preferred Shares and any future equity shares that the Company may later authorize or issue and that by their terms are on parity with the Series B Preferred Shares, and junior to any other class of the Company’s shares expressly designated as ranking senior to the Series B Preferred Shares. The Series B Preferred Shares have a per share liquidation preference of $25.00 per share and receive distributions at an annual rate of 6.000%. These distributions are payable quarterly in arrears on or about the last day of March, June, September and December of each year, beginning on June 30, 2023. The first dividend was a pro rata dividend from and including March 16, 2023, to and including June 30, 2023. Generally, Series B Preferred Shares are not redeemable by the Company prior to September 15, 2043.
On March 16, 2023, the Company issued 5,668,128 Series B Preferred Shares for approximately $139.6 million, to shareholders of an affiliate of Personal Mini, in connection with the acquisition of a portfolio of 15 properties. As part of the acquisition transaction, the Company recorded a $26.1 million promissory note receivable from an affiliate of Personal Mini. Proceeds from the promissory note were used by the affiliate of Personal Mini to acquire $26.1 million of subordinated performance units. The promissory note bears interest at a rate equivalent to the dividends paid on 1,059,683 of the Series B Preferred Shares. As a result of these agreements, in accordance with GAAP, the $26.1 million promissory note receivable, interest income on the note receivable, $26.1 million of Series B Preferred Shares value, and dividends on such Series B Preferred Shares have been offset in the accompanying consolidated balance sheets, statements of operations, and statements of changes in equity, resulting in a net amount presented as proceeds from the issuance of Series B Preferred Shares of $113.1 million.
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
During the years ended December 31, 2023 and 2022, the Company did not sell any common shares through the ATM program. As of December 31, 2023, the Company had $169.1 million capacity remaining under its ATM Program.

Table of Content
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares of beneficial interest from time to time. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the year ended December 31, 2023, the Company repurchased 8,836,639 common shares for approximately $310.2 million.
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
As of December 31, 2023 and 2022, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2023	2022
Series A-1 preferred units	1,212,340	712,208
OP units	37,635,683	35,737,281
Subordinated performance units	7,991,271	8,154,524
LTIP units	785,932	728,890
DownREIT units
DownREIT OP units	2,120,491	1,924,918
DownREIT subordinated performance units	4,133,474	4,337,111
Total	53,879,191	51,594,932
Series A-1 Preferred Units
The 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units") rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A Preferred Shares or the issuance of 6.000% Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The increase in Series A-1 preferred units outstanding from December 31, 2022 to December 31, 2023 was due to (i) 466,691 Series A-1 preferred units issued in connection with the acquisitions of self storage properties and (ii) the issuance of 33,441 Series A-1 preferred units in connection with the termination of a lease and the contribution of the development rights for vacant land owned by the Company at one of the Company’s self storage properties.
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

Table of Content
The increase in OP units outstanding from December 31, 2022 to December 31, 2023 was due to (i) 2,545,063 OP units issued upon the non-voluntary conversion of 926,623 subordinated performance units (as discussed further below) in connection with Move It's retirement, (ii) 481,811 OP units issued upon the voluntary conversion of 397,000 subordinated performance units, (iii) the conversion of 128,487 LTIP units into an equivalent number of OP units, partially offset by the redemption of 1,275,854 OP units for an equal number of common shares and (iv) the issuance of 18,895 OP units in connection with the acquisition of self storage properties.
The increase in DownREIT OP units outstanding from December 31, 2022 to December 31, 2023 was due to 195,573 DownREIT OP units issued upon the voluntary conversion of 203,637 DownREIT subordinated performance units.
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
The decrease in subordinated performance units outstanding from December 31, 2022 to December 31, 2023 was due to the conversion of 926,623 subordinated performance units into 2,545,063 OP units in connection with the retirement of Move It, and the voluntary conversion of 397,000 subordinated performance units into 481,811 OP units, partially offset by the issuance of 1,160,370 subordinated performance units for co-investment by the Company's PROs in connection with the acquisition of self storage properties.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2022 to December 31, 2023 was due to the voluntary conversion of 203,637 DownREIT subordinated performance units into 195,573 DownREIT OP units.
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
The increase in LTIP units outstanding from December 31, 2022 to December 31, 2023 was due to the issuance of 185,528 compensatory LTIP units to employees, trustees and consultants, net of forfeitures, partially offset by the conversion of 128,487 LTIP units into an equivalent number of OP units.

4. SELF STORAGE PROPERTIES
Self storage properties, excluding properties classified as held for sale, are summarized as follows (dollars in thousands):

	December 31,
	2023	2022
Land	$1,035,562	$1,111,326
Buildings and improvements	4,746,105	5,269,383
Furniture and equipment	10,507	10,863
Total self storage properties	5,792,174	6,391,572
Less accumulated depreciation	(874,359)	(772,661)
Self storage properties, net	$4,917,815	$5,618,911
Depreciation expense related to self storage properties amounted to $210.2 million, $195.9 million and $135.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2024 Joint Venture
Subsequent to December 31, 2023, a wholly owned subsidiary of the Company (the "2024 NSA Member") entered into an agreement (the "2024 JV Agreement") to form a joint venture (the "2024 Joint Venture") with an affiliate of Heitman Capital Management LLC (the "2024 JV Investor" and, together with the 2024 NSA Member, the "2024 JV Members"). The 2024 Joint Venture was capitalized with approximately $140.8 million in equity (approximately $35.2 million from the 2024 NSA Member in exchange for a 25% ownership interest and approximately $105.6 million from the 2024 JV Investor in exchange for a 75% ownership interest) and proceeds from a $210.0 million interest-only secured debt financing with an interest rate of 6.05% per annum and a term of five years.
A subsidiary of the Company is acting as the non-member manager of the 2024 Joint Venture (the "2024 NSA Manager"). The 2024 NSA Manager directs, manages and controls the day-to-day operations and affairs of the 2024 Joint Venture but may not cause the 2024 Joint Venture to make certain major decisions involving the business of the 2024 Joint Venture without the consent of both 2024 JV Members, including the approval of annual budgets, sales and acquisitions of properties, financings, and certain actions relating to bankruptcy.
As discussed in Note 15, in February 2024, pursuant to a contribution agreement executed by the 2024 JV Members on December 21, 2023, the Company contributed to the 2024 Joint Venture 56 self storage properties located across seven states, consisting of approximately 3.2 million rentable square feet configured in over 24,000 storage units.
2023 Joint Venture
During the three months ended December 31, 2023, the Company, through a newly formed subsidiary (the "2023 NSA Member"), entered into an agreement (the "2023 JV Agreement") to form a joint venture (the "2023 Joint Venture") with a state pension fund advised by Heitman Capital Management LLC (the "2023 JV Investor," together with the 2023 NSA Member, the "2023 JV Members") to acquire and operate self storage properties. The 2023 JV Agreement provides for equity capital contributions by the 2023 JV Members of up to $400.0 million over a twenty-four month investment period (subject to two six-month extension options if both of the 2023 JV Members agree) starting in December 2023, with the 2023 JV Investor holding a 75% ownership interest and the 2023 NSA Member holding a 25% ownership interest.
A subsidiary of the Company is acting as the non-member manager of the 2023 Joint Venture (the "2023 NSA Manager"). The 2023 NSA Manager directs, manages and controls the day-to-day operations and affairs of the 2023 Joint Venture but may not cause the 2023 Joint Venture to make certain major decisions involving the business of the 2023 Joint Venture without the consent of both 2023 JV Members, including the approval of annual budgets, sales and acquisitions of properties, financings, and certain actions relating to bankruptcy.

The Company's investment in the 2023 Joint Venture is accounted for using the equity method of accounting and is included in investment in unconsolidated real estate ventures in the Company’s consolidated balance sheets. The Company’s earnings from its investment in the 2023 Joint Venture are presented in equity in earnings (losses) of unconsolidated real estate ventures on the Company’s consolidated statements of operations. As of December 31, 2023, the 2023 Joint Venture had not completed any acquisition activity and had no operations.
2018 Joint Venture
As of December 31, 2023, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 104 self storage properties containing approximately 7.8 million rentable square feet, configured in over 64,000 storage units and located across 17 states.
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
2016 Joint Venture
As of December 31, 2023, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
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
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of December 31, 2023 and December 31, 2022 (dollars in thousands):

	December 31,
	2023	2022
ASSETS
Self storage properties, net	1,831,110	1,891,203
Other assets	37,826	36,873
Total assets	$1,868,936	$1,928,076
LIABILITIES AND EQUITY
Debt financing	1,003,223	1,002,301
Other liabilities	28,333	23,808
Equity	837,380	901,967
Total liabilities and equity	$1,868,936	$1,928,076

The following table presents the combined condensed operating information of the Company's unconsolidated real estate ventures for the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Total revenue	$214,292	$212,832	$187,861
Property operating expenses	(59,740)	(57,306)	(50,829)
Supervisory, administrative and other expenses	(14,146)	(13,955)	(12,288)
Depreciation and amortization	(68,333)	(68,289)	(61,628)
Interest expense	(41,665)	(41,657)	(41,658)
Acquisition and other expenses	(459)	(899)	(511)
Net income	$29,949	$30,726	$20,947

6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired 20 self storage properties and annexes to existing properties with an estimated fair value of $229.5 million during the year ended December 31, 2023 and 45 self storage properties with an estimated fair value of $569.2 million during the year ended December 31, 2022. Of these acquisitions, during the year ended December 31, 2023, 19 self storage properties with an estimated fair value of $199.3 million were acquired by the Company from its PROs. During the year ended December 31, 2022, five self storage properties with an estimated fair value of $55.7 million were acquired by the Company from its PROs.
The self storage property acquisitions were accounted for as asset acquisitions and accordingly, during the years ended December 31, 2023 and 2022, $1.6 million and $3.7 million, respectively, of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $4.8 million and $9.5 million during the years ended December 31, 2023 and 2022, respectively, resulting in a total fair value of $224.7 million and $559.7 million allocated to real estate during the years ended December 31, 2023 and 2022, respectively.

The following table summarizes, by calendar quarter, the investments in self storage property acquisitions completed by the Company during the years ended December 31, 2023 and 2022 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment
	Number of Properties	Cash and Acquisition Costs	Value of Equity(1)	Other Liabilities/ (Other Assets)	Total

March 31, 2023	16	$9,920	$150,531	$85	$160,536
June 30, 2023(2)	—	8,167	5,577	34	13,778
September 30, 2023	2	13,666	16,370	78	30,114
December 31, 2023	2	16,972	8,062	(12)	25,022
Total	20	$48,725	$180,540	$185	$229,450

March 31, 2022	12	$76,027	$16,576	$332	$92,935
June 30, 2022	8	99,954	13,938	641	114,533
September 30, 2022	23	313,784	6,244	1,761	321,789
December 31, 2022	2	7,622	32,141	156	39,919
Total	45	$497,387	$68,899	$2,890	$569,176
(1)Value of OP equity represents the fair value of Series A-1 preferred units, Series B Preferred Shares, OP units, subordinated performance units, and LTIP units.
(2)During the three months ended June 30, 2023, the Company acquired two annexes to existing properties.
The results of operations for these self storage acquisitions are included in the Company's consolidated statements of operations beginning on the respective closing date for each acquisition. The accompanying consolidated statements of operations includes aggregate revenue of $12.3 million and operating expenses of $10.9 million related to the 20 self storage properties acquired during the year ended December 31, 2023. For the year ended December 31, 2022, the accompanying consolidated statements of operations includes aggregate revenue of $18.0 million and operating expenses of $19.8 million related to the 45 self storage properties acquired during such period.
During the year ended December 31, 2023, in connection with the retirement of Move It as a PRO as discussed in Note 1 and Note 3, the Company acquired Move It's rights to its asset management agreements, the Move It brand, and other intellectual property for $4.7 million.
Dispositions
During the year ended December 31, 2023, the Company sold 32 self storage properties and an undeveloped land parcel for net proceeds of $262.3 million. The Company recorded a net gain on the dispositions of $63.9 million.
For the year ended December 31, 2022, the Company disposed of two self storage properties and an undeveloped land parcel for net proceeds of $11.0 million. The Company recorded a net gain on the dispositions of $5.5 million.
Assets Held for Sale
As of December 31, 2023, the Company classified as held for sale 39 self storage properties to be sold to a third party in 2024 and 56 self storage properties that were contributed to the 2024 Joint Venture in 2024.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2023	2022
Customer in-place leases, net of accumulated amortization of $3,263 and $5,004, respectively	$1,609	$5,090
Receivables:
Trade, net	9,842	13,120
PROs and other affiliates	7,784	4,175
Receivable from unconsolidated real estate ventures	4,446	5,375
Interest rate swaps	29,610	51,466
Prepaid expenses and other	14,743	26,156
Corporate furniture, equipment and other, net	2,659	1,534
Trade name	8,851	7,442
Management contracts, net of accumulated amortization of $6,777 and $5,398, respectively	14,049	12,113
Tenant reinsurance intangible assets, net of accumulated amortization of $3,839 and $2,466, respectively	32,227	21,575
Goodwill	8,182	8,182
Total	$134,002	$156,228
Amortization expense related to customer in-place leases amounted to $8.3 million, $34.4 million and $20.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company measured the fair value of the trade name, which has an indefinite life and is not amortized, using the relief from royalty method at acquisition.
The management contract assets and tenant reinsurance intangible assets are charged to amortization expense on a straight-line basis over 15 years and 25 years, respectively, which represent the time periods over which the majority of value was attributed in the Company’s discounted cash flow models. Amortization expense related to the management contracts amounted to $1.4 million, $1.2 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021 respectively. Amortization expense related to the tenant reinsurance intangible assets amounted to $1.4 million, $1.0 million and $0.6 million for the years ended December 31, 2023, 2022 and 2021 respectively.
Future Intangible Asset Amortization
As of December 31, 2023, the estimated aggregate amortization expense for the Company's customer in-place leases, management contracts and tenant reinsurance intangible assets for the succeeding five years are as follows (in thousands):

Year Ending December 31,	Total Aggregate Estimated Amortization Expense
2024	$4,389
2025	2,779
2026	2,779
2027	2,779
2028	2,779
Thereafter	32,380
Total	$47,885

8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2023 and 2022 is summarized as follows (dollars in thousands):

		December 31,
	Interest Rate(1)	2023	2022
Credit Facility:
Revolving line of credit	6.71%	$381,000	$496,000
Term loan A	—%	—	125,000
Term loan B	3.28%	275,000	250,000
Term loan C	4.07%	325,000	225,000
Term loan D	4.05%	275,000	175,000
Term loan E	4.93%	130,000	125,000
2023 Term loan facility	—%	—	175,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 term loan facility	4.27%	100,000	100,000
June 2029 term loan facility	5.37%	285,000	285,000
May 2026 Senior Unsecured Notes	2.16%	35,000	35,000
October 2026 Senior Unsecured Notes	6.46%	65,000	—
July 2028 Senior Unsecured Notes	5.75%	120,000	—
October 2028 Senior Unsecured Notes	6.55%	100,000	—
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
October 2030 Senior Unsecured Notes	6.66%	35,000	—
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
October 2033 Senior Unsecured Notes	6.73%	50,000	—
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.61%	222,757	299,570
Total principal		3,668,757	3,560,570
Unamortized debt issuance costs and debt premium, net		(10,552)	(9,391)
Total debt		$3,658,205	$3,551,179
(1)Represents the effective interest rate as of December 31, 2023. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. $25.0 million of Tranche B, $100.0 million of Tranche C, and $5.0 million of Tranche E are subject to variable interest rates, which is reflected in the effective interest rate. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
On January 3, 2023, the operating partnership, as borrower, the Company, and certain of the operating partnership's subsidiaries, as subsidiary guarantors, entered into a third amended and restated credit agreement with KeyBank National Association, as administrative agent, and a syndicated group of lenders party thereto, which expanded the total borrowing capacity of its credit facility by $405.0 million to $1.955 billion with an expansion feature to expand the total borrowing capacity to $2.5 billion. The maturity date of the revolving line of credit (the "Revolver") is now January 2027, while the total borrowing capacity of the Revolver was increased to $950.0 million from $650.0 million. In connection with the credit facility recast, the $125.0 million tranche A term loan facility (the "Term Loan A") due January 2023 was repaid by the Company, tranche B term loan facility (the "Term Loan B") increased from $250.0 million to $275.0 million, tranche C term loan facility (the "Term Loan C") increased from $225.0 million to $325.0 million, tranche D term loan facility (the "Term Loan D") increased from $175.0 million to $275.0 million, tranche E term loan facility (the "Term Loan E") increased from $125.0 million to $130.0 million, and the Company repaid the $175.0 million term loan facility due in June 2023. In connection with the credit facility recast, effective January 3, 2023, all of our LIBOR-based interest rate swaps were converted into SOFR-based interest rate swaps.
The Revolver matures in January 2027; provided that the Company may elect up to two times to extend the maturity to January 2028 by paying an extension fee of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan B matures in July 2024, provided that the Company may elect to extend the maturity to January 2025 subject to certain conditions being met and payment of an extension fee of 0.0625% of the amount of the Term Loan B. The Term Loan C matures in January 2025, the Term Loan D matures in July 2026, and the Term Loan E matures in March 2027. The amended credit facility is not subject to any scheduled reduction or amortization payments prior to maturity.
Interest rates applicable to loans under the credit facility are, as elected by the Company at the beginning of any applicable interest period, determined based on (i) a 1, 3 or 6 month Term SOFR period ("Term SOFR Loans") plus an applicable margin, (ii) an adjusted daily simple SOFR rate ("Daily Simple SOFR Loans", and together with Term SOFR Loans, "SOFR Loans") plus an applicable margin, or (iii) a base rate determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50%, one month Term SOFR plus 1.00%, and 1.00% (“base rate loans”), plus an applicable margin. The applicable margins for the credit facility are leverage based and range from 1.10% to 1.80% for SOFR Loans and 0.10% to 0.80% for base rate loans; provided that after such time as the Company achieves an investment grade rating as defined in the credit facility, the Company may elect (but is not required to elect) (a “credit rating pricing election”) that the credit facility be subject to applicable margins ranging from 0.725% to 1.65% for SOFR Loans and 0.00% to 0.65% for base rate loans. The Company is also required to pay usage based fees ranging from 0.15% to 0.20% with respect to the unused portion of the Revolver; provided that if the Company makes a credit rating pricing election, the Company will be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees.
The Company has entered into interest rate swap agreements which together with the Company's existing interest rate swap agreements, fix the interest rates through maturity for the Term Loan B, Term Loan C and Term Loan D. As of December 31, 2023, Term Loan B, Term Loan C, Term Loan D and Term Loan E had effective interest rates of 3.28%, 4.07%, 4.05% and 4.93% respectively.
As of December 31, 2023, the Company had outstanding letters of credit totaling $6.4 million and would have had the capacity to borrow remaining Revolver commitments of $562.6 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
The Company was required to comply with the following financial covenants under the credit facility:
•Maximum total leverage ratio not to exceed 60%, provided, however, the Company is permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the credit facility) occurs
•Minimum fixed charge coverage ratio of at least 1.5x
•Maximum secured indebtedness not to exceed 40% of gross asset value

•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%, provided, however, the Company shall be permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the credit facility) occurs
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2023, the Company was in compliance with all such covenants.
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
Interest rates applicable to loans under the 2028 Term Loan Facility are payable during such periods as such loans are SOFR loans, at the applicable SOFR based on a 1, 3 or 6 month Term SOFR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, and during the period that such loans are base rate loans, at the base rate under the 2028 Term Loan Facility in effect from time to time plus an applicable margin. The base rate under the 2028 Term Loan Facility is equal to the greatest of the Huntington National Bank prime rate, the federal funds rate plus 0.50% or one month Term SOFR plus 1.00%. The applicable margin for the 2028 Term Loan Facility is leverage-based and ranges from 1.80% to 2.35% for SOFR loans and 0.80% to 1.35% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the 2028 Term Loan Facility is subject to the rating based on applicable margins ranging from 1.40% to 2.25% for SOFR Loans and 0.40% to 1.25% for base rate loans.
On January 2, 2019, the Company also entered into an interest rate swap agreement with a notional amount of $75.0 million that matures in December 2028 fixing the interest rate of the 2028 Term Loan Facility at an effective interest rate of 4.62%.
The Company is required to comply with the same financial covenants under the 2028 Term Loan Facility as it is with the credit facility. In addition, the terms of the 2028 Term Loan Facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
April 2029 Term Loan Facility
On April 24, 2019, the Company entered into a credit agreement with BMO Harris Bank N.A. to make available an unsecured term loan facility that matures in April 2029 (the "April 2029 Term Loan Facility") in an aggregate amount of $100.0 million. The entire outstanding principal amount of, and all accrued but unpaid interest, is due on the maturity date.
Interest rates applicable to loans under the April 2029 Term Loan Facility are payable during such periods as such loans are SOFR loans, at the applicable SOFR based on a 1, 3 or 6 month Term SOFR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, and during the period that such loans are base rate loans, at the base rate under the April 2029 Term Loan Facility in effect from time to time plus an applicable margin. The base rate under the April 2029 Term Loan Facility is equal to the greatest of the BMO Harris Bank prime rate, the federal funds rate plus 0.50% or one month Term SOFR plus 1.00%. The applicable margin for the April 2029 Term Loan Facility is leverage-based and ranges from 1.85% to 2.30% for SOFR loans and 0.85% to 1.30% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the 2029 Term Loan Facility be subject to rating-based margins ranging from 1.40% to 2.25% for SOFR Loans and 0.40% to 1.25% for base rate loans.
On April 24, 2019, the Company also entered into an interest rate swap agreement with a notional amount of $100.0 million that matures in April 2029 fixing the interest rate of the April 2029 Term Loan Facility at an effective interest rate of 4.27%.

The Company is required to comply with the same financial covenants under the April 2029 Term Loan Facility as it is with the credit facility and the 2028 Term Loan Facility. In addition, the terms of the April 2029 Term Loan Facility contain customary affirmative and negative covenants that are consistent with those contained in the 2028 Term Loan Facility, and, among other things, limit the Company's ability to make distributions, make certain investments, incur debt, incur liens and enter into certain transactions.
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
Interest rates applicable to loans under the June 2029 Term Loan Facility are payable monthly in arrears on the first day of each month at either a base rate plus applicable margin or Term SOFR plus applicable margin. The base rate is the greater of (i) prime rate, (ii) 0.50% plus the Federal Funds Effective Rate, and (iii) 1.0% plus the adjusted term secured overnight financing rate ("SOFR"). The applicable margin for the June 2029 Term Loan Facility is leverage and credit rating-based and ranges from 0.55% to 1.2% for base rate loans and 1.55% to 2.2% for SOFR based loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the June 2029 Term Loan Facility be subject to rating-based margins ranging from 0.075% to 1.2% for base rate loans and 1.075% to 2.2% for SOFR based loans.
The Company is required to comply with the same financial covenants under the June 2029 Term Loan Facility as it does with the credit facility, the April 2029 Term Loan Facility, and the 2028 Term Loan Facility. In addition, the terms of the June 2029 Term Loan Facility contain customary affirmative and negative covenants that are consistent with those contained in the credit facility, the April 2029 Term Loan Facility and the 2028 Term Loan Facility, and, among other things, limit the Company's ability to make distributions, make certain investments, incur debt, incur liens and enter into certain transactions.
On December 1, 2022, the Company entered into an interest rate swap agreement with a notional amount of $285.0 million that matures in June 2029 fixing the interest rate of the June 2029 Term Loan Facility at an effective interest rate of 5.37%.
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
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2020. The 2029 Notes and August 2031 Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The 2029 Notes and August 2031 Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes (defined as the May 2026 Notes (defined below), October 2026 Notes (defined below), July 2028 Notes (defined below), October 2028 Notes (defined below), 2029 Notes, August 2030 Notes (defined below), October 2030 Notes (defined below), November 2030 Notes (defined below), May 2031 Notes (defined below), August 2031 Notes, November 2031 Notes (defined below), August 2032 Notes (defined below), November 2032 Notes (defined below), May 2033 Notes (defined below), October 2033 Notes (defined below), November 2033 Notes (defined below) and 2036 Notes (defined below)). The 2019 Note Purchase Agreement contains financial covenants that are substantially similar to those described under the heading "Credit Facility" above. In addition, the terms of the 2019 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2023, the Company was in compliance with all such covenants.

August 2030 and August 2032 Senior Unsecured Notes
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
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2021. The August 2030 Notes and August 2032 Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The August 2030 Notes and August 2032 Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes. The 2020 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the 2020 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2023, the Company was in compliance with all such covenants.
May 2026, May 2031 and May 2033 Senior Unsecured Notes
On May 3, 2021, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "May 2021 Note Purchase Agreement") which provides for the private placement of $35.0 million of 2.16% senior unsecured notes due May 4, 2026 (the "May 2026 Notes"), $90.0 million of 3.00% senior unsecured notes due May 4, 2031 (the "May 2031 Notes") and $55.0 million of 3.10% senior unsecured notes due May 4, 2033 (the "May 2033 Notes" and together with the May 2026 Notes and May 2031 Notes, the "May 2021 Senior Unsecured Notes") to certain institutional investors. The May 2021 Senior Unsecured Notes are governed by the May 2021 Note Purchase Agreement. On May 26, 2021 the operating partnership issued the May 2033 Notes and on July 26, 2021 the operating partnership issued the May 2026 Notes and the May 2031 Notes.
Interest is paid semiannually, on May 31st and November 30th of each year, commencing on November 30, 2021. The May 2021 Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The May 2021 Senior Unsecured Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes. The May 2021 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the May 2021 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
November 2030, November 2031, November 2033 and 2036 Senior Unsecured Notes
On November 9, 2021, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "November 2021 Note Purchase Agreement") which provides for the private placement of $75.0 million of 2.72% senior unsecured notes due November 30, 2030 (the "November 2030 Notes"), $175.0 million of 2.81% senior unsecured notes due November 30, 2031 (the "November 2031 Notes"), $125.0 million of 2.96% senior unsecured notes due November 30, 2033 (the "November 2033 Notes") and $75.0 million of 3.06% senior unsecured notes due November 30, 2036 (the "2036 Notes" and together with the November 2030 Notes, November 2031 Notes, November 2033 Notes and the "November 2021 Senior Unsecured Notes") to certain institutional investors. The November 2021 Senior Unsecured Notes are governed by the November 2021 Note Purchase Agreement. On December 14, 2021, the operating partnership issued the November 2030 Notes, November 2031 Notes and the 2036 Notes. On January 28, 2022, the operating partnership issued the November 2033 Notes.

Interest is paid semiannually, on May 30th and November 30th of each year, commencing on May 30, 2022. The November 2021 Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The November 2021 Senior Unsecured Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes. The November 2021 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the November 2021 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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
Interest is paid semiannually, on May 16th and November 16th of each year, commencing on November 16, 2022. The November 2032 Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The November 2032 Senior Unsecured Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes. The August 2022 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the August 2022 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
July 2028 Senior Unsecured Notes
On April 27, 2023, the operating partnership, as issuer, and the Company entered into a Note Purchase Agreement (the "April 2023 Note Purchase Agreement") which provides for the private placement of $120.0 million of 5.61% senior unsecured notes due July 5, 2028 (the "July 2028 Notes") to certain institutional investors. The July 2028 Notes have an effective interest rate of 5.75% after taking into account the effect of interest rate swaps. On April 27, 2023, the operating partnership issued the July 2028 Notes.
Interest is paid semiannually, on January 5th and July 5th of each year, commencing on January 5th, 2024. The July 2028 Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The July 2028 Senior Unsecured Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes. The April 2023 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the April 2023 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
October 2026, October 2028, October 2030 and October 2033 Senior Unsecured Notes
On October 5, 2023, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "October 2023 Note Purchase Agreement") which provided for the private placement of $65.0 million of 6.46% senior unsecured notes due October 5, 2026 (the "October 2026 Notes"), $100.0 million of 6.55% senior unsecured notes due October 5, 2028 (the "October 2028 Notes"), $35.0 million of 6.66% senior unsecured notes due October 5, 2030 (the "October 2030 Notes") and $50.0 million of 6.73% senior unsecured notes due October 5, 2033 (the "October 2033 Notes" and together with the October 2026, October 2028 and October 2030, the "October 2023 Senior Unsecured Notes") to certain institutional investors. The October 2023 Senior Unsecured Notes are governed by the October 2023 Note Purchase Agreement. On October 5, 2023, the operating partnership issued the October 2023 Senior Unsecured Notes.

Interest is paid semiannually, on April 5th and October 5th of each year, commencing on April 5, 2024. The Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The October 2023 Senior Unsecured Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes. The October 2023 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the October 2023 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make certain distributions or certain investments, incur debt, incur liens and enter into certain transactions.
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through October 2031, and have effective interest rates that range from 2.77% to 4.34%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.
On July 9, 2021, the Company entered into an agreement with a single lender for an $88.0 million debt financing secured by a first lien on eight of the Company's self storage properties. This interest-only loan matures in July 2028 and has a fixed interest rate of 2.77%.
Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2023, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (dollars in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
2024	$296,964	$(3,248)	$293,716
2025	327,185	(2,185)	325,000
2026	377,322	(1,840)	375,482
2027	598,369	(1,230)	597,139
2028	385,624	(990)	384,634
Thereafter	1,683,293	(1,059)	1,682,234
	$3,668,757	$(10,552)	$3,658,205

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
As of December 31, 2023, the Company did not have outstanding under its equity compensation plan, any options, warrants or rights to purchase the Company's common shares.

LTIP Units
Through December 31, 2023, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan, 1,624,137 LTIP units have been issued under the 2015 Plan, and 373,353 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest upon the contribution of self storage properties or along a schedule at certain times through June 10, 2027.
Compensatory Grants
The Company grants two types of compensatory LTIP units, time-based LTIP unit awards that are subject to time-based vesting typically over a period of one to four years from the grant date, so long as such person remains an employee or trustee, and performance-based LTIP unit awards, which are designed to align the interests of the Company's executive officers with those of the Company's shareholders in a pay-for-performance structure. The performance-based LTIP unit awards vest contingent upon the achievement of performance criteria measured over a period of three years from the grant date, which is based on the Company's total shareholder return ("TSR") relative to the TSR of the companies in the Morgan Stanley Capital International US REIT Index and the Company's TSR relative to the three year cumulative weighted average TSR of its peers in the self storage industry. The value of the performance-based LTIP unit awards takes into consideration the probability that the awards will ultimately vest; therefore previously recorded compensation expense is not adjusted in the event that the performance criteria is not achieved.
Compensation expense related to compensatory LTIP units granted to members of the Company's senior management team, the Company's independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying consolidated statements of operations. Total compensation cost recognized for the compensatory LTIP unit awards was $6.3 million, $5.9 million and $5.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, total unvested compensation cost not yet recognized was $6.7 million. The Company expects to recognize this compensation cost over a period of approximately 3.4 years. If the grantee has a termination of service for any reason during the vesting period, the unvested LTIP units will be forfeited subject to certain limited exceptions.
Time-based LTIP unit awards are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant. The following table summarizes activity for the time-based LTIP unit awards for the years ended December 31, 2023, 2022 and 2021:

	Time-Based LTIP Unit Awards
	2023		2022		2021
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	132,414	$48.35	158,976	$36.95	170,265	$28.93
Granted	129,933	39.55	71,673	58.42	98,376	41.02
Vested	(84,548)	45.39	(92,073)	36.58	(105,561)	27.61
Forfeited	—	—	(6,162)	47.34	(4,104)	41.84
Unvested at end of year	177,799	$41.07	132,414	$48.35	158,976	$36.95
The aggregate fair value of the time-based LTIP unit awards that vested during the years ended December 31, 2023, 2022 and 2021 was $3.8 million, $3.4 million and $2.9 million, respectively.

The following table summarizes activity for the performance-based LTIP unit awards granted during the year ended December 31, 2023, 2022 and 2021, including the minimum, target and maximum number of LTIP units that may be earned upon the achievement of the performance criteria measured over the period of three years from the grant date.

	Performance-Based LTIP Unit Awards
	Minimum	Target	Maximum	Weighted Average Grant-Date Fair Value
Outstanding unvested at December 31, 2020	—	134,487	250,014	$30.69
Granted	—	49,522	99,041	41.68
Vested	—	(37,908)	(47,206)	24.76
Forfeited	—	—	(9,656)	24.21
Outstanding unvested at December 31, 2021	—	146,101	292,193	$35.98
Granted	—	40,117	80,228	61.66
Vested	—	(42,744)	(85,485)	29.76
Forfeited	—	—	—	—
Outstanding unvested at December 31, 2022	—	143,474	286,936	$44.99
Granted	—	74,162	148,324	42.28
Vested	—	(21,916)	(43,832)	19.27
Forfeited	—	(31,923)	(63,835)	16.85
Outstanding unvested at December 31, 2023	—	163,797	327,593	$23.42

The aggregate fair value of the performance-based LTIP unit awards that vested during the year ended December 31, 2023, 2022 and 2021 was $0.5 million, $1.3 million and $0.9 million, respectively. The fair value of the performance-based LTIP unit awards, which have a market condition, is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the performance-based LTIP unit awards granted during the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Risk-free interest rate	4.22%	1.55%	0.18%
Dividend yield	6.09%	3.47%	3.89%
Expected volatility	35.39%	30.96%	34.17%
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan and on January 23, 2020 the Company granted 28,894 LTIP units under the LP Agreement as part of the consideration for self storage property acquisitions and contributions. The following table summarizes activity for acquisition grants during the years ended December 31, 2023, 2022 and 2021:

Total LTIP units
Total unvested units, December 31, 2020	252,894
Units vested in 2021	—
Units forfeited in 2021	—
Total unvested units, December 31, 2021	252,894
Units vested in 2022	—
Units forfeited in 2022	—
Total unvested units, December 31, 2022	252,894
Units vested in 2023 related to properties contributed or sourced by PROs	(15,600)
Units forfeited in 2023	(28,894)
Total unvested units, December 31, 2023	208,400
The aggregate fair value of purchase consideration recognized during the year ended December 31, 2023 was $0.5 million. As of December 31, 2023, the remaining unvested LTIP units will vest as additional self storage properties are contributed or sourced. The fair value of such LTIP units will be recorded as additional acquisition consideration based on the fair value in the period such acquisitions are completed.
Restricted Common Shares
Through December 31, 2023, an aggregate of 146,724 restricted common shares have been issued under the 2015 Plan. These restricted common shares vest over a period of approximately 3.4 years. Restricted common shares are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant.
The following table summarizes activity for restricted common shares for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	25,435	$48.90	30,659	$40.41	29,929	$32.68
Granted	12,856	42.46	10,405	57.97	29,248	43.80
Vested	(12,011)	45.44	(10,208)	34.83	(12,763)	31.14
Forfeited	(4,878)	47.41	(5,421)	45.21	(15,755)	39.52
Unvested at end of year	21,402	$46.65	25,435	$48.90	30,659	$40.41
The aggregate fair value of restricted common shares that vested during the years ended December 31, 2023, 2022 and 2021 was $0.5 million, $0.4 million and $0.4 million respectively. Total compensation cost recognized for restricted common shares during the years ended December 31, 2023, 2022 and 2021 was $0.4 million, $0.5 million and $0.4 million, respectively. At December 31, 2023, total unvested compensation cost not yet recognized was $0.6 million. The Company expects to recognize this compensation cost over a period of approximately 3.4 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying consolidated statements of operations.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Earnings per common share - basic and diluted
Numerator
Net income	$236,988	$183,765	$146,935
Net income attributable to noncontrolling interests	(80,319)	(80,028)	(41,682)
Net income attributable to National Storage Affiliates Trust	156,669	103,737	105,253
Distributions to preferred shareholders	(19,019)	(13,425)	(13,104)
Distributed and undistributed earnings allocated to participating securities	(57)	(58)	(57)
Net income attributable to common shareholders - basic	137,593	90,254	92,092
Effect of assumed conversion of dilutive securities	78,196	—	40,231
Net income attributable to common shareholders - diluted	$215,789	$90,254	$132,323

Denominator
Weighted average shares outstanding - basic	86,846	91,239	81,195
Effect of dilutive securities:
Weighted average effect of outstanding forward offering agreement	—	—	100
Weighted average OP units outstanding	38,302	—	30,124
Weighted average DownREIT OP unit equivalents outstanding	2,120	—	1,925
Weighted average LTIP units outstanding	60	—	96
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	18,695	—	21,098
Weighted average shares outstanding - diluted	146,023	91,239	134,538

Earnings per share - basic	$1.58	$0.99	$1.13
Earnings per share - diluted	$1.48	$0.99	$0.98
Dividends declared per common share	$2.23	$2.15	$1.59
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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Vested LTIP units and unvested LTIP units that vest based on a service condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2023, 505,392 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the year ended December 31, 2023, 208,400 unvested LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
For the year ended December 31, 2022, potential common shares totaling 58.7 million related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
11. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the years ended December 31, 2023, 2022 and 2021, the Company incurred $21.2 million, $22.6 million and $20.4 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operation of the self storage properties are generally employees of the PROs who charge the Company for the costs associated with the respective employees. For the years ended December 31, 2023, 2022 and 2021, the Company incurred $26.7 million, $29.3 million and $27.9 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying consolidated statements of operations.

Due Diligence Costs
During the years ended December 31, 2023, 2022 and 2021, the Company incurred $25,000, $0.4 million and $1.7 million, respectively, of expenses payable to certain PROs related to self storage property acquisitions sourced by the PROs. These expenses, which are based on the volume of transactions sourced by the PROs, are intended to reimburse the PROs for due diligence costs incurred in the sourcing and underwriting process. For the years ended December 31, 2023, 2022 and 2021 these due diligence costs are capitalized as part of the basis of the acquired self storage properties.
PRO Retirement
In connection with the retirement of Move It as a PRO as discussed in Note 1, Note 3, and Note 6, effective as of January 1, 2023, 926,623 Series MI subordinated performance units converted into 2,545,063 OP units as a non-voluntary conversion. Of these, (i) Mr. Nordhagen, our vice chairperson, received 448,047 OP units with a value of $9.8 million upon conversion of 163,128 Series MI subordinated performance units and (ii) Mr. Cramer, our president and chief executive officer, received 204,943 OP units with a value of $4.5 million upon the conversion of 74,617 Series MI subordinated performance units.
In connection with the retirement of Northwest as a PRO, effective as of January 1, 2022, 2,078,357 Series NW subordinated performance units converted into 3,911,260 OP units as a non-voluntary conversion. Of these, (i) a company owned and controlled by J. Timothy Warren, a trustee of the Company at that time, received 13,213 OP units with a value of $0.9 million upon conversion of 7,021 Series NW subordinated performance units and (ii) a company controlled by J. Timothy Warren, but owned by Mr. Warren's adult children, received 295,739 OP units with a value of $20.5 million upon the conversion of 157,149 Series NW subordinated performance units.
Self Storage Property Acquisitions
During the year ended December 31, 2021, the Company acquired eight self storage properties for $102.7 million from companies in which J. Timothy Warren, a trustee of the Company at that time, was an investor or controlled an entity which was an investor. Of the total consideration paid, 171,439 OP units with a value of $10.2 million were issued to a company controlled by Mr. Warren, but owned by Mr. Warren's adult children, and 31,869 OP units with a value of $2.1 million were issued to an entity owned and controlled by Mr. Warren.
Acquisition of Interest in Reinsurance Company and Related Cash Flows
On December 31, 2021, the Company, as acquiror, and Northwest (e.g. Kevin Howard Real Estate, Inc.) and KHJTW, LLC (an entity owned by an affiliate of Northwest and an entity controlled by J. Timothy Warren, a trustee of the Company at that time) entered into a Contribution and Purchase Agreement (the "Contribution Agreement") whereby the Company acquired an ownership interest (approximately 0.54%) in SBOA TI Reinsurance Ltd. (the "Reinsurance Company"), a Cayman Islands exempted company.
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

13. LEASES
The Company determines if a contractual arrangement is a lease at inception. As a lessee, the Company has non-cancelable lease agreements for real estate and its corporate office space that are classified as operating leases. The Company's operating leases are included in operating lease right-of-use ("ROU") assets and operating lease liabilities in its consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As the Company's operating leases do not provide an implicit rate, and such rate is not readily determinable, the Company used its incremental borrowing rate based on the information available at commencement date in determining the discount rate for the present value of the lease payments. To the extent that the lease agreements provide for fixed increases throughout the term of the lease, the Company recognizes lease expense on a straight-line basis over the expected lease terms.
Real Estate Leasehold Interests
The Company has seven properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 11 to 51 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying consolidated statements of operations and amounted to $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Office Leases
The Company has entered into non-cancelable lease agreements for its corporate office space with remaining lease terms ranging from 3 to 5 years. Rent expense related to these office leases is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Solar Panel Leases
During year ended December 31, 2022, the Company entered into non-cancelable lease agreements for solar panels with remaining lease terms of 20 years. Rent expense related to these solar panel leases is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.2 million and $0.1 million for the year ended December 31, 2023 and 2022.
The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2023 are as follows:

December 31, 2023
Weighted-average remaining lease term
Real estate leasehold interests	24 years
Office leases	4 years
Solar Panels	19 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.8%
Office leases	3.8%
Solar Panels	4.3%

As of December 31, 2023, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (dollars in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Leases	Solar Panels	Total
2024	$1,442	$450	$150	$2,042
2025	1,493	456	154	2,103
2026	1,520	429	165	2,114
2027	1,536	97	165	1,798
2028	1,542	97	170	1,809
2029 through 2092	26,613	—	3,008	29,621
Total lease payments	$34,146	$1,529	$3,812	$39,487
Less imputed interest	(13,914)	(98)	(1,280)	(15,292)
Total	$20,232	$1,431	$2,532	$24,195

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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Interest Rate Swaps Designated as Cash Flow Hedges
Fair value at December 31, 2021	$(33,757)
Cash flow hedge ineffectiveness included in accumulated other comprehensive income	7
Losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income	2,315
Unrealized gains on interest rate swaps included in accumulated other comprehensive income	82,418
Fair value at December 31, 2022	$50,983

Fair value at December 31, 2022	$50,983
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(35,716)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income	10,893
Fair value at December 31, 2023	$26,160
As of December 31, 2023 and 2022, the Company had outstanding interest rate swaps designated as cash flow hedges with aggregate notional amounts of $1,335.0 million and $1,410.0 million, respectively. As of December 31, 2023, the Company's swaps had a weighted average remaining term of 2.9 years.

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
The fair value of these swaps are included in other assets and interest rate swap liabilities in the accompanying consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity to the extent of their effectiveness. If the forward rates at December 31, 2023 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction in interest expense, approximately $25.2 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates remain above the 2.56% weighted average fixed rate under these interest rate swaps the Company will continue to benefit from net cash payments due to it from its counterparties to the interest rate swaps.
There were no transfers between levels during the years ended December 31, 2023 and 2022. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including applicable yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include applicable yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2023 and 2022, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities reflected in the consolidated balance sheets at December 31, 2023 and 2022, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing, comprising the Revolver, term loans under our credit facility and our term loan facilities, reflected in the consolidated balance sheets at December 31, 2023 and 2022, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Liabilities
Private Placement Notes	$1,600,000	$1,230,000	$1,417,147	$1,014,153
Mortgage Notes	222,757	299,570	211,480	282,758
(1) Carrying value represents the principal balance outstanding

15. SUBSEQUENT EVENTS
Disposition of Self Storage Properties
On February 1, 2024, the Company sold 38 self storage properties as part of the agreement entered into in November of 2023 to sell 71 wholly-owned self storage properties consisting of approximately 4.4 million rentable square feet configured in approximately 34,000 storage units for approximately $530.0 million. The agreement provided for separate disposition dates with 32 self storage properties sold during 2023, 38 self storage properties sold in February 2024 and one to be sold in 2024.
On February 13, 2024, pursuant to a contribution agreement executed on December 21, 2023, the Company contributed to the 2024 Joint Venture (as described in more detail in Note 5), 56 self storage properties located across seven states, consisting of approximately 3.2 million rentable square feet configured in over 24,000 storage units for approximately $346.5 million.
Additionally, the Company used the proceeds to pay off the remaining balance on the Revolver and $130 million of Term Loan B.
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
During the year ended December 31, 2023, the Company received notices requesting the conversion of 23,690 subordinated performance units. Effective January 1, 2024, the Company issued 43,556 OP units in satisfaction of such voluntary conversion requests.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(dollars in thousands)

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
State/Territory	Number of Stores	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Date Acquired

Alabama	11	$13,838	$79,025	$5,342	$14,696	$83,509	$98,205	$9,397	2016 - 2022
Arkansas	5	4,302	31,721	650	4,302	32,371	36,673	2,853	2021 - 2022
Arizona	34	48,477	162,188	12,772	48,580	174,857	223,437	42,636	2013 - 2023
California(2)(3)	87	153,023	505,640	37,849	153,125	543,387	696,512	160,069	2008 - 2023
Colorado	22	23,387	94,957	7,072	23,386	102,030	125,416	18,852	2007 - 2022
Connecticut	3	2,515	16,119	599	2,515	16,718	19,233	1,633	2020 - 2022
Florida(2)	76	144,877	558,914	25,461	146,132	583,120	729,252	84,042	2015 - 2023
Georgia	50	44,852	219,051	13,781	45,401	232,283	277,684	43,684	2007 - 2022
Iowa	3	4,223	25,386	4,467	4,365	29,711	34,076	2,737	2021 - 2021
Idaho	5	3,177	16,287	197	3,182	16,479	19,661	3,053	2019 - 2020
Illinois	6	9,310	50,259	368	9,310	50,627	59,937	5,044	2021
Indiana	12	9,281	65,506	809	8,737	66,859	75,596	16,255	2016 - 2021
Kansas	14	10,133	49,697	7,580	11,116	56,294	67,410	11,456	2018 - 2021
Kentucky	5	8,802	37,015	929	8,802	37,944	46,746	5,006	2015 - 2021
Louisiana(3)	25	16,903	99,694	6,281	17,917	104,961	122,878	22,335	2015 - 2021
Massachusetts	7	8,839	65,291	17,493	10,814	80,809	91,623	9,134	2017 - 2021
Maryland	8	9,131	59,650	2,442	10,654	60,569	71,223	9,628	2017 - 2021
Minnesota	4	4,081	16,382	181	4,081	16,563	20,644	1,855	2020 - 2022
Missouri	3	2,944	21,645	323	2,944	21,968	24,912	2,308	2018 - 2022
Montana	1	1,476	6,656	127	1,476	6,783	8,259	729	2021
North Carolina(2)	34	45,484	148,598	9,406	46,708	156,780	203,488	38,803	2007 - 2021
New Hampshire	15	20,987	81,629	7,256	20,991	88,881	109,872	17,976	2013 - 2021
New Jersey	5	4,072	32,873	1,572	4,072	34,445	38,517	6,847	2019 - 2021
New Mexico	10	11,509	58,424	4,405	12,553	61,785	74,338	8,368	2016 - 2022
Nevada	15	22,877	68,230	7,780	23,007	75,880	98,887	18,093	2013 - 2023
New York	2	3,398	33,882	342	3,398	34,224	37,622	2,313	2020 - 2022
Ohio	1	2,059	11,660	84	2,059	11,744	13,803	2,618	2018 - 2018
Oklahoma	33	20,429	77,337	11,705	20,429	89,042	109,471	34,257	2007 - 2020
Oregon	70	85,970	303,534	22,491	88,666	323,329	411,995	82,547	2013 - 2021
Pennsylvania	22	26,091	129,941	5,091	26,242	134,881	161,123	17,743	2019 - 2022
Puerto Rico	15	12,504	220,831	3,690	12,504	224,521	237,025	21,023	2018 - 2023

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
State/Territory	Number of Stores	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Date Acquired

South Carolina	4	11,250	43,882	195	11,095	44,232	55,327	3,134	2015 - 2022
Tennessee	5	7,425	38,568	662	7,425	39,230	46,655	3,475	2021 - 2021
Texas	172	196,279	952,394	52,289	197,467	1,003,495	1,200,962	141,283	2007 - 2023
Utah	1	1,063	2,468	156	1,063	2,624	3,687	297	2021
Virginia	3	4,254	23,879	197	4,254	24,076	28,330	3,712	2017 - 2022
Washington	19	20,409	78,144	2,049	20,411	80,191	100,602	17,908	2013 - 2021
Wisconsin	1	940	4,385	65	940	4,450	5,390	602	2021
Wyoming	1	743	4,881	79	743	4,960	5,703	654	2021
Total(4)	809	$1,021,314	$4,496,623	$274,237	$1,035,562	$4,756,612	$5,792,174	$874,359

(1) The aggregate cost of land and depreciable property for federal income tax purposes was approximately $5.7 billion (unaudited) at December 31, 2023.

(2) As of December 31, 2023, 46 of our self storage properties were encumbered by an aggregate of $222.8 million of debt financing.

(3) Six of the California properties and one of the Louisiana properties are subject to long-term leasehold agreements.

(4) Excludes self storage properties classified as held for sale consisting of (i) 39 stores to be sold in 2024 to a third party and (ii) 56 stores that were contributed to the 2024 Joint Venture in 2024.

Note: The Company only owns one class of real estate, which is self storage properties. The estimated useful lives of the individual assets that comprise buildings and improvements range from 3 years to 40 years. The category for buildings and improvements in the table above includes furniture and equipment.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2023, 2022 and 2021
(in thousands)

	2023	2022	2021
Self Storage properties:
Balance at beginning of year	$6,391,572	$5,798,188	$3,639,192
Acquisitions and improvements	258,560	602,082	2,159,856
Write-off of fully depreciated assets and other	(767)	(1,145)	(860)
Dispositions	(226,379)	(7,553)	—
Reclassification to assets held for sale	(630,812)	—	—
Balance at end of year	$5,792,174	$6,391,572	$5,798,188

Accumulated depreciation:
Balance at beginning of year	$772,661	$578,717	$443,623
Depreciation expense	210,216	196,207	135,147
Write-off of fully depreciated assets and other	(124)	(371)	(53)
Dispositions	(27,781)	(1,892)	—
Reclassification to assets held for sale	(80,613)	—	—
Balance at end of year	$874,359	$772,661	$578,717