Form 10-Q
period 2024-03-31
National Storage Affiliates Trust
filed 2024-05-02
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Yes ☐  No ☒
As of April 29, 2024, 74,964,186 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Real estate
Self storage properties	$5,797,653	$5,792,174
Less accumulated depreciation	(919,723)	(874,359)
Self storage properties, net	4,877,930	4,917,815
Cash and cash equivalents	64,233	64,980
Restricted cash	24,847	22,713
Debt issuance costs, net	7,731	8,442
Investment in unconsolidated real estate ventures	240,025	211,361
Other assets, net	130,015	134,002
Assets held for sale, net	—	550,199
Operating lease right-of-use assets	22,084	22,299
Total assets	$5,366,865	$5,931,811
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,285,547	$3,658,205
Accounts payable and accrued liabilities	87,875	92,766
Interest rate swap liabilities	—	3,450
Operating lease liabilities	24,009	24,195
Deferred revenue	22,362	27,354
Total liabilities	3,419,793	3,805,970
Commitments and contingencies (Note 11)
Equity
Series A Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 9,017,588 and 9,017,588 issued and outstanding at March 31, 2024 and December 31, 2023, respectively, at liquidation preference	225,439	225,439
Series B Preferred shares of beneficial interest, par value $0.01 per share. 7,000,000 authorized, 5,668,128 and 5,668,128 issued and outstanding at March 31, 2024 and December 31, 2023, respectively, at liquidation preference	115,212	115,212
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 76,873,100 and 82,285,995 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	769	823
Additional paid-in capital	1,347,512	1,509,563
Distributions in excess of earnings	(439,741)	(449,907)
Accumulated other comprehensive income	27,836	21,058
Total shareholders' equity	1,277,027	1,422,188
Noncontrolling interests	670,045	703,653
Total equity	1,947,072	2,125,841
Total liabilities and equity	$5,366,865	$5,931,811
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUE
Rental revenue	$180,382	$194,129
Other property-related revenue	6,692	6,807
Management fees and other revenue	9,074	7,057
Total revenue	196,148	207,993
OPERATING EXPENSES
Property operating expenses	54,694	56,483
General and administrative expenses	15,674	14,821
Depreciation and amortization	47,331	55,458
Other	3,492	1,173
Total operating expenses	121,191	127,935
OTHER INCOME (EXPENSE)
Interest expense	(38,117)	(37,948)
Loss on early extinguishment of debt	—	(758)
Equity in (losses) earnings of unconsolidated real estate ventures	(1,630)	1,678
Acquisition costs	(507)	(844)
Non-operating income (expense)	98	(598)
Gain on sale of self storage properties	61,173	—
Other income (expense), net	21,017	(38,470)
Income before income taxes	95,974	41,588
Income tax expense	(886)	(1,196)
Net income	95,088	40,392
Net income attributable to noncontrolling interests	(36,061)	(11,433)
Net income attributable to National Storage Affiliates Trust	59,027	28,959
Distributions to preferred shareholders	(5,110)	(3,962)
Net income attributable to common shareholders	$53,917	$24,997

Earnings per share - basic	$0.67	$0.28
Earnings per share - diluted	$0.65	$0.24

Weighted average shares outstanding - basic	80,236	89,499
Weighted average shares outstanding - diluted	138,148	148,622

Dividends declared per common share	$0.56	$0.55

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$95,088	$40,392
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	20,413	(12,953)
Reclassification of other comprehensive income to interest expense	(9,314)	(7,761)
Other comprehensive income (loss)	11,099	(20,714)
Comprehensive income	106,187	19,678
Comprehensive income attributable to noncontrolling interests	(39,781)	(4,881)
Comprehensive income attributable to National Storage Affiliates Trust	$66,406	$14,797

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2022	9,017,588	$225,439	89,842,145	$898	$1,777,984	$(396,650)	$40,530	$740,813	$2,389,014
Issuance of preferred shares	5,668,128	115,212	—	—	(1,938)	—	—	—	113,274
OP equity issued:
Acquisition of properties	—	—	—	—	—	—	—	37,257	37,257
Issuance of Series A-1 preferred units	—	—	—	—	—	—	—	750	750
Redemptions of OP Units	—	—	67,431	1	1,093	—	30	(1,124)	—
Repurchase of common shares	—	—	(1,622,874)	(16)	(69,295)	—	—	—	(69,311)
Effect of changes in ownership for consolidated entities	—	—	—	—	(18,720)	—	(1,245)	19,965	—
Equity-based compensation expense	—	—	—	—	101	—	—	1,548	1,649
Issuance of restricted common shares	—	—	12,417	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(2,977)	—	(89)	—	—	—	(89)
Preferred share dividends	—	—	—	—	—	(3,962)	—	—	(3,962)
Common share dividends	—	—	—	—	—	(48,755)	—	—	(48,755)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(34,431)	(34,431)
Other comprehensive loss	—	—	—	—	—	—	(14,162)	(6,552)	(20,714)
Net income	—	—	—	—	—	28,959	—	11,433	40,392
Balances, March 31, 2023	14,685,716	$340,651	88,296,142	$883	$1,689,136	$(420,408)	$25,153	$769,659	$2,405,074

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2023	14,685,716	$340,651	82,285,995	$823	$1,509,563	$(449,907)	$21,058	$703,653	$2,125,841
Redemptions of OP Units	—	—	72,802	1	1,025	—	19	(1,426)	(381)
Repurchase of common shares	—	—	(5,491,925)	(55)	(203,518)	—	—	—	(203,573)
Effect of changes in ownership for consolidated entities	—	—	—	—	40,676	—	(620)	(40,056)	—
Equity-based compensation expense	—	—	—	—	109	—	—	1,746	1,855
Issuance of restricted common shares	—	—	8,886	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(2,658)	—	(88)	—	—	—	(88)
Equity offering costs	—	—	—	—	(255)	—	—	—	(255)
Preferred share dividends	—	—	—	—	—	(5,110)	—	—	(5,110)
Common share dividends	—	—	—	—	—	(43,751)	—	—	(43,751)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,653)	(33,653)
Other comprehensive income	—	—	—	—	—	—	7,379	3,720	11,099
Net income	—	—	—	—	—	59,027	—	36,061	95,088
Balances, March 31, 2024	14,685,716	$340,651	76,873,100	$769	$1,347,512	$(439,741)	$27,836	$670,045	$1,947,072
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$95,088	$40,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,331	55,458
Amortization of debt issuance costs	1,709	1,600
Amortization of debt discount and premium, net	(255)	(150)
Gain on sale of self storage properties	(61,173)	—
Other	—	969
Equity-based compensation expense	1,855	1,649
Equity in losses (earnings) of unconsolidated real estate ventures	1,630	(1,678)
Distributions from unconsolidated real estate ventures	5,479	5,981
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	13,010	7,730
Accounts payable and accrued liabilities	(5,681)	(3,043)
Deferred revenue	(4,992)	845
Net Cash Provided by Operating Activities	94,001	109,753
INVESTING ACTIVITIES
Acquisition of self-storage properties	—	(9,920)
Capital expenditures	(5,374)	(8,450)
Deposits and advances for self storage properties and other acquisitions	—	(200)
Expenditures for corporate furniture, equipment and other	(230)	(678)
Investment in unconsolidated real estate venture	(35,774)	—
Acquisition of management company assets and interest in reinsurance company from PRO retirement	—	(16,924)
Net proceeds from sale of self storage properties	608,777	—
Net Cash Provided by (Used In) Investing Activities	567,399	(36,172)
FINANCING ACTIVITIES
Borrowings under debt financings	240,000	325,815
Redemption of OP units	(381)	—
Repurchase of common shares	(203,528)	(69,311)
Principal payments under debt financings	(613,401)	(232,459)
Payment of dividends to common shareholders	(43,751)	(48,755)
Payment of dividends to preferred shareholders	(5,110)	(3,664)
Distributions to noncontrolling interests	(33,809)	(34,513)
Debt issuance costs	—	(1,057)
Equity offering costs	(33)	—
Net Cash Used In Financing Activities	(660,013)	(63,944)
Increase in Cash, Cash Equivalents and Restricted Cash	1,387	9,637

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	87,693	42,199
End of period	$89,080	$51,836

Supplemental Cash Flow Information
Cash paid for interest	$33,605	$29,521
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions
Issuance of OP Units and subordinated performance units	—	37,257
Issuance of Series B preferred shares	—	113,274
Other net liabilities assumed	—	85
Change in accrued capital spending	(125)	463

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
The Company owned 809 consolidated self storage properties in 38 states and Puerto Rico with approximately 51.9 million rentable square feet in approximately 407,000 storage units as of March 31, 2024. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). As of March 31, 2024, the Company directly managed 476 of these self storage properties through its corporate brands of iStorage, SecurCare, Northwest and Move It, and the PROs managed the remaining 333 self storage properties. These PROs are Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In") and Blue Sky Self Storage, LLC, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
As of March 31, 2024, the Company also managed through its property management platform an additional portfolio of 241 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 16.7 million rentable square feet, configured in approximately 135,000 storage units and located across 24 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of March 31, 2024, in total, the Company operated and held ownership interests in 1,050 self storage properties located across 42 states and Puerto Rico with approximately 68.7 million rentable square feet in approximately 542,000 storage units.
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

On January 3, 2023, the operating partnership, as borrower, the Company, and certain of the operating partnership's subsidiaries, as subsidiary guarantors, entered into a third amended and restated credit agreement with KeyBank National Association, as administrative agent, and a syndicated group of lenders party thereto, which expanded the total borrowing capacity of its credit facility by $405.0 million to $1.955 billion. The Company presented changes in borrowings from certain lenders on a net basis in its prior year interim condensed consolidated statement of cash flows. The Company has corrected this error in the accompanying condensed consolidated statement of cash flows for the quarterly period ended March 31, 2023 to present on a gross basis the constructive receipts and payments under debt financings of $129.8 million and $129.8 million, respectively. The corrections had no impact to the total net cash used in financing activities in any interim period. The Company evaluated this adjustment both qualitatively and quantitatively and has concluded that this adjustment is immaterial to all impacted periods.
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
As of March 31, 2024, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 49 self storage properties. The net book value of the real estate owned by these VIEs was $415.9 million and $418.9 million as of March 31, 2024 and December 31, 2023, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $188.7 million as of March 31, 2024 and December 31, 2023, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended March 31, 2024 and 2023, the Company recognized $5.6 million and $5.5 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended March 31, 2024 and 2023, the Company recognized retail sales of $0.5 million and $0.6 million, respectively.

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
With respect to the 2016 Joint Venture, the 2018 Joint Venture and the 2024 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees for the 2016 Joint Venture and 2018 Joint Venture are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. The property management fees for the 2024 Joint Venture are equal to 4% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate venture. With respect to the 2016 Joint Venture and 2024 Joint Venture, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture and 2024 Joint Venture properties, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized property management fees, call center fees and platform fees of $4.3 million and $4.2 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the initial portfolios of each of the 2016 Joint Venture, the 2018 Joint Venture and the 2024 Joint Venture (each as defined in Note 5). The 2023 Joint Venture (as defined in Note 5) does not currently hold any properties. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended March 31, 2024 and 2023, the Company recognized acquisition fees of $0 and $0, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in all of the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended March 31, 2024 and 2023, the Company recognized $4.7 million and $2.8 million, respectively, of revenue related to these activities.
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
Investments in Unconsolidated Real Estate Ventures
The Company’s investments in its unconsolidated real estate ventures are recorded under the equity method of accounting in the accompanying condensed consolidated financial statements. Under the equity method, the Company’s investments in unconsolidated real estate ventures are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings (losses) is recognized based on the Company’s 25% ownership interest in the earnings (losses) of the unconsolidated real estate ventures, except for the 2024 JV, for which the Company follows the hypothetical liquidation at book value ("HLBV") method. The Company follows the "nature of the distribution approach" for classification of distributions from its unconsolidated real estate ventures in its condensed consolidated statements of cash flows. Under this approach, distributions are reported on the basis of the nature of the activity or activities that generated the distributions as either a return on investment, which are classified as operating cash flows, or a return of investment (e.g., proceeds from the unconsolidated real estate ventures' sale of assets) which are reported as investing cash flows.

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
During the three months ended March 31, 2024, the Company did not sell any common shares through the ATM program. As of March 31, 2024, the Company had $169.1 million of capacity remaining under its most recent ATM Program.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares of beneficial interest from time to time. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the three months ended March 31, 2024 the Company repurchased 5,491,925 common shares for approximately $203.5 million.
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

As of March 31, 2024 and December 31, 2023, units reflecting noncontrolling interests consisted of the following:

	March 31, 2024	December 31, 2023
Series A-1 preferred units	1,212,340	1,212,340
OP units	37,658,350	37,635,683
Subordinated performance units	7,967,581	7,991,271
LTIP units	866,906	785,932
DownREIT units
DownREIT OP units	2,120,491	2,120,491
DownREIT subordinated performance units	4,133,474	4,133,474
Total	53,959,142	53,879,191
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
The increase in OP units outstanding from December 31, 2023 to March 31, 2024 was due to 43,556 OP units issued upon the voluntary conversion of 23,690 subordinated performance units and the conversion of 62,330 LTIP units into an equivalent number of OP units, partially offset by the redemption of 72,802 OP units for an equal number of common shares and the redemption of 10,417 OP units for cash.
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
The decrease in subordinated performance units outstanding from December 31, 2023 to March 31, 2024 was due to the voluntary conversion of 23,690 subordinated performance units into 43,556 OP units.
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
The increase in LTIP units outstanding from December 31, 2023 to March 31, 2024 was due to issuance of 143,304 compensatory LTIP units to employees, net of forfeitures, partially offset by the conversion of 62,330 LTIP units into an equivalent number of OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31, 2024	December 31, 2023
Land	$1,035,562	$1,035,562
Buildings and improvements	4,750,848	4,746,105
Furniture and equipment	11,243	10,507
Total self storage properties	5,797,653	5,792,174
Less accumulated depreciation	(919,723)	(874,359)
Self storage properties, net	$4,877,930	$4,917,815
Depreciation expense related to self storage properties amounted to $45.4 million and $52.1 million during the three months ended March 31, 2024 and 2023, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2024 Joint Venture
During the three months ended March 31, 2024, a wholly owned subsidiary of the Company (the "2024 NSA Member") entered into an agreement (the "2024 JV Agreement") to form a joint venture (the "2024 Joint Venture") with an affiliate of Heitman Capital Management LLC (the "2024 JV Investor" and, together with the 2024 NSA Member, the "2024 JV Members"). The 2024 Joint Venture was capitalized with approximately $140.8 million in equity (approximately $35.2 million from the 2024 NSA Member in exchange for a 25% ownership interest and approximately $105.6 million from the 2024 JV Investor in exchange for a 75% ownership interest) and proceeds from a $210.0 million interest-only secured debt financing with an interest rate of 6.05% per annum and a term of five years.
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

The Company's investment in the 2024 Joint Venture is accounted for using the equity method of accounting and is included in investment in unconsolidated real estate ventures in the Company’s condensed consolidated balance sheets. The Company’s earnings from its investment in the 2024 Joint Venture are presented in equity in earnings (losses) of unconsolidated real estate ventures on the Company’s condensed consolidated statements of operations.
During the three months ended March 31, 2024, pursuant to a contribution agreement executed by the 2024 JV Members on December 21, 2023, the Company contributed to the 2024 Joint Venture 56 self storage properties located across seven states, consisting of approximately 3.2 million rentable square feet configured in over 24,000 storage units.
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
The Company's investment in the 2023 Joint Venture is accounted for using the equity method of accounting and is included in investment in unconsolidated real estate ventures in the Company’s condensed consolidated balance sheets. The Company’s earnings from its investment in the 2023 Joint Venture are presented in equity in earnings (losses) of unconsolidated real estate ventures on the Company’s condensed consolidated statements of operations. As of March 31, 2024, the 2023 Joint Venture had not completed any acquisition activity and had no operations.
2018 Joint Venture
As of March 31, 2024, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 104 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2024, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.

The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024	December 31, 2023
ASSETS
Self storage properties	$2,543,250	$2,200,522
Less accumulated depreciation	(386,720)	(369,412)
Self storage properties, net	2,156,530	1,831,110
Other assets	42,052	37,826
Total assets	$2,198,582	$1,868,936
LIABILITIES AND EQUITY
Debt financing	$1,212,507	$1,003,223
Other liabilities	27,871	28,333
Equity	958,204	837,380
Total liabilities and equity	$2,198,582	$1,868,936

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Total revenue	$56,096	$53,752
Property operating expenses	(17,603)	(15,049)
Supervisory, administrative and other expenses	(3,658)	(3,529)
Depreciation and amortization	(18,206)	(17,883)
Interest expense	(12,100)	(10,411)
Acquisition and other expenses	(59)	(232)
Net income	$4,470	$6,648

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company did not acquire any self storage properties during the three months ended March 31, 2024. Self storage property acquisitions are accounted for as asset acquisitions and accordingly, transaction costs related to acquisitions are capitalized as part of the basis of the acquired properties. The Company recognizes the estimated fair value of acquired assets and assumed liabilities on the respective dates of such acquisitions.
Dispositions
During the three months ended March 31, 2024, the Company sold 39 self storage properties to a third party for net proceeds of $265.1 million and contributed 56 self storage properties to the 2024 Joint Venture for net proceeds of $343.7 million. The Company recorded a net gain on the dispositions of $61.2 million.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31, 2024	December 31, 2023
Customer in-place leases, net of accumulated amortization of $886 and $3,263, respectively	$562	$1,609
Receivables:
Trade, net	8,742	9,842
PROs and other affiliates	4,235	7,784
Receivables from unconsolidated real estate ventures	4,943	4,446
Interest rate swaps	37,218	29,610
Prepaid expenses and other	9,002	14,743
Corporate furniture, equipment and other, net	2,699	2,659
Trade names	8,851	8,851
Management contracts, net of accumulated amortization of $7,124 and $6,777, respectively	13,702	14,049
Tenant reinsurance intangible, net of accumulated amortization of $4,187 and $3,839, respectively	31,879	32,227
Goodwill	8,182	8,182
Total	$130,015	$134,002
Amortization expense related to customer in-place leases amounted to $1.0 million and $2.5 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense related to management contracts amounted to $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.3 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of March 31, 2024 and December 31, 2023 is summarized as follows (dollars in thousands):

	Interest Rate(1)	March 31, 2024	December 31, 2023
Credit Facility:
Revolving line of credit	6.71%	$138,000	$381,000
Term loan B	2.95%	145,000	275,000
Term loan C	2.93%	325,000	325,000
Term loan D	3.96%	275,000	275,000
Term loan E	4.79%	130,000	130,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 Term loan facility	4.27%	100,000	100,000
June 2029 Term loan facility	5.37%	285,000	285,000
May 2026 Senior Unsecured Notes	2.16%	35,000	35,000
October 2026 Senior Unsecured Notes	6.46%	65,000	65,000
July 2028 Senior Unsecured Notes	5.75%	120,000	120,000
October 2028 Senior Unsecured Notes	6.55%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
October 2030 Senior Unsecured Notes	6.66%	35,000	35,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
October 2033 Senior Unsecured Notes	6.73%	50,000	50,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed Rate Mortgages payable	3.61%	222,228	222,757
Total principal		3,295,228	3,668,757
Unamortized debt issuance costs and debt premium, net		(9,681)	(10,552)
Total debt		$3,285,547	$3,658,205
(1)Represents the effective interest rate as of March 31, 2024. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of March 31, 2024, the Company's unsecured credit facility provided for total borrowings of $1.825 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $950.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $145.0 million tranche B term loan facility (the "Term Loan B"), (iii) a $325.0 million tranche C term loan facility (the "Term Loan C"), (iv) a $275.0 million tranche D term loan facility (the "Term Loan D") and (v) a $130.0 million tranche E term loan facility (the "Term Loan E"). As of March 31, 2024, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $2.370 billion.

As of March 31, 2024, the Company had outstanding letters of credit totaling $6.4 million and would have had the capacity to borrow remaining Revolver commitments of $805.6 million while remaining in compliance with the credit facility's financial covenants. At March 31, 2024, the Company was in compliance with all such covenants.
Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2024, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (dollars in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2024	$166,435	$(2,378)	$164,057
2025	327,185	(2,185)	325,000
2026	377,322	(1,840)	375,482
2027	355,369	(1,230)	354,139
2028	385,624	(990)	384,634
2029	487,789	(380)	487,409
Thereafter	1,195,504	(678)	1,194,826
	$3,295,228	$(9,681)	$3,285,547

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Earnings per common share - basic and diluted
Numerator
Net income	$95,088	$40,392
Net income attributable to noncontrolling interests	(36,061)	(11,433)
Net income attributable to National Storage Affiliates Trust	59,027	28,959
Distributions to preferred shareholders	(5,110)	(3,962)
Distributed and undistributed earnings allocated to participating securities	(13)	(17)
Net income attributable to common shareholders - basic	53,904	24,980
Effect of assumed conversion of dilutive securities	35,218	11,305
Net income attributable to common shareholders - diluted	$89,122	$36,285

Denominator
Weighted average shares outstanding - basic	80,236	89,499
Effect of dilutive securities:
Weighted average OP units outstanding	37,633	38,736
Weighted average DownREIT OP unit equivalents outstanding	2,120	2,120
Weighted average LTIP units outstanding	128	76
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	18,031	18,191
Weighted average shares outstanding - diluted	138,148	148,622

Earnings per share - basic	$0.67	$0.28
Earnings per share - diluted	$0.65	$0.24

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
Outstanding equity interests of the Company's operating partnership and DownREIT partnerships are considered potential common shares for purposes of calculating diluted earnings (loss) per share as the unitholders may, through the exercise of redemption rights, obtain common shares, subject to various restrictions. Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by further adjusting for the dilutive impact using the treasury stock method for unvested LTIP units subject to a service condition outstanding during the period and the if-converted method for any convertible securities outstanding during the period.
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

LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2024, 562,792 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the three months ended March 31, 2024, 208,400 LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings per share because the contingency for the units to vest has not been attained as of the end of the reported period.
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
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended March 31, 2024 and 2023, the Company incurred $5.1 million and $5.2 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended March 31, 2024 and 2023, the Company incurred $6.9 million and $6.5 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of March 31, 2024
Interest Rate Swaps	14	$1,230,000	$37,218	$—

As of December 31, 2023
Interest Rate Swaps	17	$1,335,000	$29,610	$3,450
The following table presents the effect of our derivative instruments on our consolidated financial statements (dollars in thousands):

Fair value at December 31, 2022	$50,983
Gains on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(7,761)
Unrealized losses on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	(12,953)
Fair value at March 31, 2023	$30,269

Fair value at December 31, 2023	$26,160
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(9,355)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	20,413
Fair value at March 31, 2024	$37,218
As of March 31, 2024 and December 31, 2023, the Company had outstanding interest rate swaps with aggregate current notional amounts of $1,230.0 million and $1,335.0 million, respectively, designated as cash flow hedges. As of March 31, 2024, the Company's swaps had a weighted average remaining term of approximately 2.85 years.
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

The fair value of these swaps are included in other assets and liabilities in the Company's condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at March 31, 2024 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction in interest expense, approximately $25.0 million of the unrealized gains and losses included in accumulated other comprehensive income (loss). If market interest rates remain above the 2.62% weighted average fixed rate under these interest rate swaps the Company will continue to receive payments due to it from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the three months ended March 31, 2024 and 2023. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including SOFR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include SOFR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2024, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the balance sheets at March 31, 2024 and December 31, 2023, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing, comprising the Revolver, term loans under our credit facility and our term loan facilities, reflected in the condensed consolidated balance sheets at March 31, 2024 and December 31, 2023 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Liabilities
Private Placement Notes	$1,600,000	$1,600,000	$1,412,658	$1,417,147
Mortgage Notes	222,228	222,757	208,835	211,480
(1) Carrying value represents the principal balance outstanding

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
•actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies, regulations, tax laws and rates, related accounting guidance, and the execution and impact of these actions, initiatives, policies, regulations, guidance and laws;
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, and the other documents we file from time to time with the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our vice chairperson of the board of trustees and former chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. We believe that his vision, which is the foundation of the Company, aligns the interests of our PROs, with those of our public shareholders by allowing our PROs to participate alongside our shareholders in our financial performance and the performance of our PROs' managed portfolios. This structure offers our PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Over time, largely through our unconsolidated real estate ventures and internalization of three of our PROs, SecurCare, Northwest, and Move It, we have developed a full service internally-staffed property management platform to complement our PRO structure.

Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of a majority of our consolidated properties and our unconsolidated real estate ventures. As of March 31, 2024, our property management platform managed and controlled 476 of our consolidated properties and 241 of our unconsolidated real estate venture properties. The properties are managed by us under the brands of iStorage, Move It, Northwest and SecurCare.
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
As of March 31, 2024, the Company had eight PROs: Optivest, Guardian, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. We seek to further expand our platform by continuing to recruit additional established self storage operators, while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs. Our national platform allows us to capture cost savings by eliminating redundancies and utilizing economies of scale across the property management platforms of our PROs while also providing greater access to lower-cost capital.
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
As of March 31, 2024, we owned a geographically diversified portfolio of 809 self storage properties, located in 38 states and Puerto Rico, comprising approximately 51.9 million rentable square feet, configured in approximately 407,000 storage units. Of these properties, 306 were acquired by us from our current and former PROs, 502 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. In addition, we consider the 75% third-party interest in the Company's unconsolidated real estate ventures, which currently own 241 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $1.9 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth.
2024 Joint Venture
During the three months ended March 31, 2024, we entered into the 2024 Joint Venture, in which we have a 25% ownership interest. During 2024, we contributed 56 self storage properties containing approximately 3.2 million rentable square feet, configured in over 24,000 storage units and located across seven states.

2023 Joint Venture
As of March 31, 2024, our 2023 Joint Venture, in which we have a 25% ownership interest, did not own or operate any self storage properties. The 2023 JV Agreement allows for equity capital contributions of up to $400 million from the 2023 JV Members over a 24 month period starting in December 2023, with options to extend the investment time period by two additional six month periods.
2018 Joint Venture
As of March 31, 2024, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 104 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2024, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition and disposition activity. We contributed 56 self storage properties to the 2024 Joint Venture and sold an additional 39 self storage properties to a third party during the three months ended March 31, 2024. We also sold 32 self storage properties to a third party during December 2023 and acquired 20 self storage properties during the year ended December 31, 2023. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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
Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change

Rental revenue	$180,382	$194,129	$(13,747)
Other property-related revenue	6,692	6,807	(115)
Management fees and other revenue	9,074	7,057	2,017
Total revenue	196,148	207,993	(11,845)
Property operating expenses	54,694	56,483	(1,789)
General and administrative expenses	15,674	14,821	853
Depreciation and amortization	47,331	55,458	(8,127)
Other	3,492	1,173	2,319
Total operating expenses	121,191	127,935	(6,744)
Other income (expense)
Interest expense	(38,117)	(37,948)	(169)
Loss on early extinguishment of debt	—	(758)	758
Equity in (losses) earnings of unconsolidated real estate ventures	(1,630)	1,678	(3,308)
Acquisition costs	(507)	(844)	337
Non-operating income (expense)	98	(598)	696
Gain on sale of self storage properties	61,173	—	61,173
Other income (expense), net	21,017	(38,470)	59,487
Income before income taxes	95,974	41,588	54,386
Income tax expense	(886)	(1,196)	310
Net income	95,088	40,392	54,696
Net income attributable to noncontrolling interests	(36,061)	(11,433)	(24,628)
Net income attributable to National Storage Affiliates Trust	59,027	28,959	30,068
Distributions to preferred shareholders	(5,110)	(3,962)	(1,148)
Net income attributable to common shareholders	$53,917	$24,997	$28,920
Total Revenue
Our total revenue, including management fees and other revenue, decreased by $11.8 million, or 5.7%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This decrease was primarily attributable to (i) the sale of 39 self storage properties to a third party during the three months ended March 31, 2024, (ii) the sale of 32 self storage properties to a third party during December 2023, and (iii) the contribution of 56 self storage properties to the 2024 Joint Venture during the three months ended March 31, 2024. The decrease in total revenue was also attributable to a decrease in total portfolio average occupancy from 88.6% for the three months ended March 31, 2023 to 85.2% for the three months ended March 31, 2024. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue decreased by $13.7 million, or 7.1%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The decrease in rental revenue was primarily attributable to (i) the sale of 39 self storage properties to a third party during the three months ended March 31, 2024, (ii) the sale of 32 self storage properties to a third party during December 2023, and (iii) the contribution of 56 self storage properties to the 2024 Joint Venture during the three months ended March 31, 2024. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $14.97, for the three months ended March 31, 2023 to $15.70, or 4.9%, for the three months ended March 31, 2024, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related fees and sales of storage supplies. Other property-related revenue decreased by $0.1 million, or 1.7%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This decrease primarily resulted from a decrease in tenant insurance revenue due to the disposition of properties during the three months ended March 31, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased by $2.0 million, or 28.6%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily attributable to changes in our tenant insurance programs.
Property Operating Expenses
Property operating expenses decreased by $1.8 million, or 3.2%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The decrease in property operating expenses was primarily attributable to (i) the sale of 39 self storage properties to a third party during the three months ended March 31, 2024, (ii) the sale of 32 self storage properties to a third party during December 2023, and (iii) the contribution of 56 self storage properties to the 2024 Joint Venture during the three months ended March 31, 2024.
General and Administrative Expenses
General and administrative expenses increased $0.9 million, or 5.8%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily attributable to increases in personnel and professional services costs.
Depreciation and Amortization
Depreciation and amortization decreased $8.1 million, or 14.7%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This decrease was primarily attributable to (i) the sale of 39 self storage properties to a third party during the three months ended March 31, 2024, (ii) the sale of 32 self storage properties to a third party during December 2023, and (iii) the contribution of 56 self storage properties to the 2024 Joint Venture during the three months ended March 31, 2024.
Other
Other expenses increased $2.3 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs and our reserves for casualty-related expenses and losses.
Interest Expense
Interest expense increased $0.2 million, or 0.4%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in interest expense was primarily attributable to an increase in effective interest rate under our revolving line of credit from 6.20%, as of March 31, 2023, to 6.71% as of March 31, 2024.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.8 million for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. During the three months ended March 31, 2023, in connection with an amendment to our credit facility, two of the lenders that were included in the syndicated group of lenders prior to the amendment are no longer participating lenders following the amendment, which constitutes an extinguishment of debt for accounting purposes. Additionally, in connection with the amendment we retired two term loans prior to their contractual maturity. Loss on early extinguishment of debt includes costs incurred related to these extinguishments, and the write off of $0.4 million of unamortized debt issuance costs related to the retired term loans or attributed to the entities no longer included in the lender syndicate.
Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our ownership interests in the 2024 Joint Venture, 2018 Joint Venture and the 2016 Joint Venture. During the three months ended March 31, 2024, we recorded $1.6 million of equity in losses from our unconsolidated real estate ventures compared to $1.7 million of earnings for the three months ended March 31, 2023. The decrease was primarily attributable to the non-cash impact of applying hypothetical liquidation at book value (HLBV) to the 2024 Joint Venture, which allocates income (loss) on a hypothetical liquidation of the underlying joint venture at book value as of March 31, 2024.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties increased $61.2 million, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. The increase in gain on sale of self storage properties was primarily attributable to the sale of 39 self storage properties to a third party and contribution of 56 self storage properties to the 2024 Joint Venture during three months ended March 31, 2024, for net proceeds of $608.8 million.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $36.1 million for the three months ended March 31, 2024, compared to $11.4 million for the three months ended March 31, 2023.
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The December 2018 Nareit Funds From Operations White Paper - 2018 Restatement defines FFO as net income (as determined under GAAP), excluding: real estate depreciation and amortization, gains and losses from the sale of certain real estate assets, gains and losses from change in control, mark-to-market changes in value recognized on equity securities, impairment write-downs of certain real estate assets and impairment of investments in entities when it is directly attributable to decreases in the value of depreciable real estate held by the entity, and after adjusting equity in earnings (losses) to reflect our share of FFO in unconsolidated real estate ventures. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders, we exclude distributions declared on subordinated performance units, DownREIT subordinated performance units, preferred shares and preferred units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt, casualty-related expenses, losses, and related recoveries and adjustments for unconsolidated partnerships and joint ventures.

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

The following table presents a reconciliation of net income to FFO and Core FFO for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$95,088	$40,392
Add (subtract):
Real estate depreciation and amortization	46,964	55,152
Equity in losses (earnings) of unconsolidated real estate ventures	1,630	(1,678)
Company's share of FFO in unconsolidated real estate ventures	5,685	6,149
Gain on sale of self storage properties	(61,173)	—
Distributions to preferred shareholders and unitholders	(5,568)	(3,962)
FFO attributable to subordinated performance unitholders(1)	(10,730)	(11,787)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	71,896	84,266
Add:
Acquisition costs	507	844
Loss on early extinguishment of debt	—	758
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$72,403	$85,868

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	80,236	89,499
Weighted average restricted common shares outstanding	22	25
Weighted average OP units outstanding	37,633	38,736
Weighted average DownREIT OP unit equivalents outstanding	2,120	2,120
Weighted average LTIP units outstanding	693	551
Total weighted average shares and units outstanding - FFO and Core FFO	120,704	130,931

FFO per share and unit	$0.60	$0.64
Core FFO per share and unit	$0.60	$0.66

(1)	Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
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

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Earnings per share - diluted	$0.65	$0.24
Impact of the difference in weighted average number of shares(1)	0.10	0.04
Add real estate depreciation and amortization	0.39	0.42
Add (subtract) equity in losses (earnings) of unconsolidated real estate ventures	0.01	(0.01)
Add Company's share of FFO in unconsolidated real estate ventures	0.05	0.04
Subtract gain on sale of self storage properties	(0.51)	—
FFO attributable to subordinated performance unitholders	(0.09)	(0.09)
FFO per share and unit	0.60	0.64
Add acquisition costs	—	0.01
Add loss on early extinguishment of debt	—	0.01
Core FFO per share and unit	$0.60	$0.66

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

As of March 31, 2024, our same store portfolio consisted of 776 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Rental revenue
Same store portfolio	$167,775	$170,683	$(2,908)
Non-same store portfolio	12,607	23,446	(10,839)
Total rental revenue	180,382	194,129	(13,747)
Other property-related revenue
Same store portfolio	6,096	5,845	251
Non-same store portfolio	596	962	(366)
Total other property-related revenue	6,692	6,807	(115)
Property operating expenses
Same store portfolio	49,655	47,530	2,125
Non-same store portfolio	5,039	8,953	(3,914)
Total property operating expenses	54,694	56,483	(1,789)
Net operating income
Same store portfolio	124,216	128,998	(4,782)
Non-same store portfolio	8,164	15,455	(7,291)
Total net operating income	$132,380	$144,453	$(12,073)
Rental Revenue
Same store portfolio rental revenues decreased $2.9 million, or 1.7%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. This decrease in same store portfolio rental revenue was driven primarily by a decrease in average occupancy from 89.4% for the three months ended March 31, 2023 to 85.6% for the three months ended March 31, 2024. Average annualized same store rental revenue per occupied square foot increased from $15.43 to $15.80, or 2.4%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Same store other property-related revenue increased $0.3 million, or 4.3%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.
Property Operating Expenses
Same store property operating expenses increased $2.1 million, or 4.5%, for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. The increase in same store property operating expenses was a result of increases in insurance and marketing costs during the three months ended March 31, 2024.

The following table presents a reconciliation of net income to NOI for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$95,088	$40,392
(Subtract) Add:
Management fees and other revenue	(9,074)	(7,057)
General and administrative expenses	15,674	14,821
Other	3,492	1,173
Depreciation and amortization	47,331	55,458
Interest expense	38,117	37,948
Equity in losses (earnings) of unconsolidated real estate ventures	1,630	(1,678)
Loss on early extinguishment of debt	—	758
Acquisition costs	507	844
Income tax expense	886	1,196
Gain on sale of self storage properties	(61,173)	—
Non-operating (income) expense	(98)	598
Net Operating Income	$132,380	$144,453
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about our 2016 Joint Venture, 2018 Joint Venture, 2023 Joint Venture and 2024 Joint Venture see Note 5 to the condensed consolidated financial statements in Item 1.
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense and the Company's share of unconsolidated real estate venture depreciation and amortization. We define Adjusted EBITDA as EBITDA plus acquisition costs, equity-based compensation expense, losses on sale of properties, impairment of long-lived assets and casualty-related expenses, losses and recoveries, minus gains on sale of properties and debt forgiveness, and after adjustments for unconsolidated partnerships and joint ventures, including the removal of the non-cash effect of applying hypothetical liquidation at book value (HLBV) for purposes of allocating GAAP net income (loss) for the 2024 Joint Venture. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$95,088	$40,392
Add (subtract):
Depreciation and amortization	47,331	55,458
Company's share of unconsolidated real estate venture depreciation and amortization	4,552	4,471
Interest expense	38,117	37,948
Income tax expense	886	1,196
Loss on early extinguishment of debt	—	758
EBITDA	185,974	140,223
Add (subtract):
Acquisition costs	507	844
Effect of hypothetical liquidation at book value (HLBV) accounting for unconsolidated 2024 Joint Venture(1)	2,764	—
Gain on sale of self storage properties	(61,173)	—
Equity-based compensation expense(2)	1,855	1,649
Adjusted EBITDA	$129,927	$142,716

(1) Reflects the non-cash impact of applying HLBV to the 2024 Joint Venture, which allocates GAAP income (loss) based on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(2) Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our consolidated statements of operations.
Liquidity and Capital Resources
Liquidity Overview
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from dispositions of self storage properties (including contributions to joint ventures), equity and debt offerings, debt financings including additional borrowing capacity under the credit facility, and expansion options available under the 2028 Term Loan Facility, the June 2029 Term Loan Facility, and our credit facility.

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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. During the last year, the Federal Reserve Board has continued to raise interest rates from historically low levels and paused raising interest rates as of August 2023. Although the Federal Reserve Board has signaled an intention to reduce interest rates in 2024, there is no assurance that this will occur or that the Federal Reserve Board will not maintain or raise interest rates in the future. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At March 31, 2024, we had $64.2 million in cash and cash equivalents and $24.8 million of restricted cash, a decrease in cash and cash equivalents of $0.7 million and an increase in restricted cash of $2.1 million from December 31, 2023. Restricted cash primarily consists of escrowed funds deposited with financial institutions resulting from property sales for which we elected to purchase replacement property in accordance with Section 1031 of the Code, and for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $94.0 million for the three months ended March 31, 2024 compared to $109.8 million for the three months ended March 31, 2023, a decrease of $15.8 million. Our operating cash flow decreased primarily due to a decrease in rental revenue, partially offset by a decrease in property operating expenses driven by (i) the sale of 39 self storage properties to a third party during the three months ended March 31, 2024, (ii) the sale of 32 self storage properties to a third party during December 2023, and (iii) the contribution of 56 self storage properties to the 2024 Joint Venture during the three months ended March 31, 2024.
Investing Activities
Cash provided by investing activities was $567.4 million for the three months ended March 31, 2024 compared to $36.2 million of cash used in investing activities for the three months ended March 31, 2023. The primary sources of cash for the three months ended March 31, 2024 were the $608.8 million of proceeds from our sale of 39 self storage properties to a third party and contribution of 56 self storage properties to the 2024 Joint Venture, partially offset by our investment in 2024 Joint Venture of $35.8 million, and capital expenditures of $5.4 million.
Capital expenditures totaled $5.4 million and $8.5 million during the three months ended March 31, 2024 and 2023, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Recurring capital expenditures	$2,771	3,017
Value enhancing capital expenditures	1,825	1,293
Acquisitions capital expenditures	903	3,677
Total capital expenditures	5,499	7,987
Change in accrued capital spending	(125)	463
Capital expenditures per statement of cash flows	$5,374	$8,450

Financing Activities
Cash used in our financing activities was $660.0 million for the three months ended March 31, 2024 compared to $63.9 million for the three months ended March 31, 2023. Our primary uses of financing cash flows for the three months ended March 31, 2024 were for principal payments on existing debt of $613.4 million (which included $483.0 million of principal repayments under the Revolver, $130.0 million repayment of Term Loan B and $0.4 million of scheduled fixed rate mortgage principal amortization payments), common share repurchases of $203.5 million, payments of dividends to common shareholders of $43.8 million, distributions to noncontrolling interests of $33.8 million and distributions to preferred shareholders of $5.1 million. Our sources of financing cash flows for the three months ended March 31, 2024 primarily consisted of $240.0 million of borrowings under our Revolver.
Credit Facility and Term Loan Facilities
As of March 31, 2024, our credit facility provided for total borrowings of $1.825 billion, consisting of the following components: (i) a Revolver which provides for a total borrowing commitment up to $950.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $145.0 million Term Loan B, (iii) a $325.0 million Term Loan C, (iv) a $275.0 million Term Loan D and (v) a $130.0 million Term Loan E. The Revolver is set to mature in January 2027; provided that we may elect up to two times to extend the maturity by six months each up to January 2028 by paying an extension fee for each such election of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan B matures in July 2024, provided that we have the option to elect to extend the maturity to January 2025, subject to certain conditions being met and payment of an extension fee of 0.0625% of the amount of the Term Loan B, the Term Loan C matures in January 2025, the Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan B, Term Loan C, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of March 31, 2024, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $2.370 billion.
As of March 31, 2024, $145.0 million was outstanding under the Term Loan B with an effective interest rate of 2.95%, $325.0 million was outstanding under the Term Loan C with an effective interest rate of 2.93%, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 3.96% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.79%. As of March 31, 2024, we would have had the capacity to borrow remaining Revolver commitments of $805.6 million while remaining in compliance with the credit facility's financial covenants.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility in an aggregate amount of $75.0 million. As of March 31, 2024 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.

We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of March 31, 2024 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of March 31, 2024 the June 2029 Term Loan Facility had an effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
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
Equity Transactions
Issuance of Common Shares
During the three months ended March 31, 2024, after receiving notices of redemption from certain OP unitholders, we elected to issue 72,802 common shares to such holders in exchange for 72,802 OP units in satisfaction of the operating partnership's redemption obligations.

Common Share Repurchases
During the three months ended March 31, 2024, we repurchased 5,491,925 common shares for approximately $203.5 million.
Issuance and Redemption of OP Equity
During the three months ended March 31, 2024, we issued 43,556 OP units upon the conversion of 23,690 subordinated performance units, and 62,330 OP units upon the conversion of an equivalent number of LTIP units. In addition, we redeemed 10,417 OP units for cash.
Dividends and Distributions
On February 15, 2024, our board of trustees declared a cash dividend and distribution, respectively, of $0.56 per common share and OP unit to shareholders and OP unitholders of record as of March 15, 2024. On February 15, 2024, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 15, 2024. On March 15, 2024, our board of trustees declared cash distributions of $10.7 million, in aggregate, to subordinated performance unitholders of record as of March 15, 2024. Such dividends and distributions were paid on March 29, 2024.
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
First, an amount is allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios is 6%. As of March 31, 2024, our operating partnership had an aggregate of $2,625.9 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount is allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units is non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units is sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, decline to make distributions to such holders, the amount available but not paid as distributions will be added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units is 6%. As of March 31, 2024, an aggregate of $209.2 million of unreturned capital contributions has been allocated to the various series of subordinated performance units.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of March 31, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of March 31, 2024, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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

As of March 31, 2024, we had $138.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (currently one-month SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $1.4 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC under the heading Item 1A. "Risk Factors" beginning on page 17, which is accessible on the SEC's website at www.sec.gov.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2024, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 72,802 common shares to satisfy redemption requests from certain limited partners.
As of April 29, 2024, other than those OP units held by the Company, after reflecting the transactions described herein, 40,638,116 OP units of its operating partnership were outstanding (including 866,906 outstanding LTIP units in the operating partnership and 2,120,491 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions) and 12,101,055 subordinated performance units (including 4,133,474 subordinated performance units in certain subsidiaries of the operating partnership ("DownREIT subordinated performance units")).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares, under which $256,892 of common shares remain available for repurchase. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to an additional $275.0 million of the Company's common shares, under which approximately $71,581,850 of common shares remain available for repurchase. The table below summarizes all of our repurchases of common shares during three months ended March 31, 2024:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1 - January 31, 2024	856,036	$38.35	856,036	$242,427,606
February 1 - February 29, 2024	1,817,617	36.63	1,817,617	175,854,346
March 1 - March 31, 2024	2,818,272	36.91	2,818,272	71,838,742
Total/Weighted Average	5,491,925	$37.04	5,491,925	$71,838,742
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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A, filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

3.5
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

3.6
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)

3.7
Articles Supplementary designating the Series B Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2023, is incorporated herein by this reference)

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

4.3
Description of Common Shares of Beneficial Interest, 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest and 6.000% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Exhibit 4.3 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024, is incorporated herein by this reference)

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
Date: May 2, 2024