Form 10-Q
period 2024-06-30
National Storage Affiliates Trust
filed 2024-08-05
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Yes ☐  No ☒
As of August 2, 2024, 75,968,109 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Real estate
Self storage properties	$5,818,388	$5,792,174
Less accumulated depreciation	(961,977)	(874,359)
Self storage properties, net	4,856,411	4,917,815
Cash and cash equivalents	58,975	64,980
Restricted cash	8,064	22,713
Debt issuance costs, net	7,055	8,442
Investment in unconsolidated real estate ventures	230,295	211,361
Other assets, net	138,522	134,002
Assets held for sale, net	—	550,199
Operating lease right-of-use assets	21,779	22,299
Total assets	$5,321,101	$5,931,811
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,365,836	$3,658,205
Accounts payable and accrued liabilities	93,042	92,766
Interest rate swap liabilities	—	3,450
Operating lease liabilities	23,731	24,195
Deferred revenue	21,427	27,354
Total liabilities	3,504,036	3,805,970
Commitments and contingencies (Note 11)
Equity
Series A Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 9,017,588 and 9,017,588 issued and outstanding at June 30, 2024 and December 31, 2023, respectively, at liquidation preference	225,439	225,439
Series B Preferred shares of beneficial interest, par value $0.01 per share. 7,000,000 authorized, 5,668,128 and 5,668,128 issued and outstanding at June 30, 2024 and December 31, 2023, respectively, at liquidation preference	115,212	115,212
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 75,169,162 and 82,285,995 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	752	823
Additional paid-in capital	1,293,694	1,509,563
Distributions in excess of earnings	(469,768)	(449,907)
Accumulated other comprehensive income	25,881	21,058
Total shareholders' equity	1,191,210	1,422,188
Noncontrolling interests	625,855	703,653
Total equity	1,817,065	2,125,841
Total liabilities and equity	$5,321,101	$5,931,811
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Rental revenue	$174,369	$199,311	$354,751	$393,440
Other property-related revenue	6,557	7,613	13,249	14,420
Management fees and other revenue	9,522	8,587	18,596	15,644
Total revenue	190,448	215,511	386,596	423,504
OPERATING EXPENSES
Property operating expenses	52,201	57,094	106,895	113,577
General and administrative expenses	16,189	14,404	31,863	29,225
Depreciation and amortization	46,710	56,705	94,041	112,163
Other	3,375	3,220	6,867	4,393
Total operating expenses	118,475	131,423	239,666	259,358
OTHER (EXPENSE) INCOME
Interest expense	(37,228)	(39,693)	(75,345)	(77,641)
Loss on early extinguishment of debt	—	—	—	(758)
Equity in (losses) earnings of unconsolidated real estate ventures	(4,449)	1,861	(6,079)	3,539
Acquisition costs	(480)	(239)	(987)	(1,083)
Non-operating income (expense)	337	196	435	(402)
Gain on sale of self storage properties	2,668	—	63,841	—
Other expense, net	(39,152)	(37,875)	(18,135)	(76,345)
Income before income taxes	32,821	46,213	128,795	87,801
Income tax expense	(541)	(737)	(1,427)	(1,933)
Net income	32,280	45,476	127,368	85,868
Net income attributable to noncontrolling interests	(15,218)	(16,028)	(51,279)	(27,461)
Net income attributable to National Storage Affiliates Trust	17,062	29,448	76,089	58,407
Distributions to preferred shareholders	(5,110)	(5,119)	(10,220)	(8,799)
Net income attributable to common shareholders	$11,952	$24,329	$65,869	$49,608

Earnings per share - basic and diluted	$0.16	$0.28	$0.85	$0.56

Weighted average shares outstanding - basic and diluted	75,160	88,312	77,698	88,902

Dividends declared per common share	$0.56	$0.56	$1.12	$1.11

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$32,280	$45,476	$127,368	$85,868
Other comprehensive income (loss)
Unrealized gain on derivative contracts	6,581	28,226	26,994	15,273
Realized loss on derivative contracts	—	(1,643)	—	(1,643)
Reclassification of other comprehensive income to interest expense	(9,322)	(9,460)	(18,636)	(17,221)
Other comprehensive (loss) income	(2,741)	17,123	8,358	(3,591)
Comprehensive income	29,539	62,599	135,726	82,277
Comprehensive income attributable to noncontrolling interests	(14,259)	(21,493)	(54,040)	(26,374)
Comprehensive income attributable to National Storage Affiliates Trust	$15,280	$41,106	$81,686	$55,903

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2023	14,685,716	$340,651	82,285,995	$823	$1,509,563	$(449,907)	$21,058	$703,653	$2,125,841
Redemptions of OP units	—	—	72,802	1	1,025	—	19	(1,426)	(381)
Repurchase of common shares	—	—	(5,491,925)	(55)	(203,518)	—	—	—	(203,573)
Effect of changes in ownership for consolidated entities	—	—	—	—	40,676	—	(620)	(40,056)	—
Equity-based compensation expense	—	—	—	—	109	—	—	1,746	1,855
Issuance of restricted common shares	—	—	8,886	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(2,658)	—	(88)	—	—	—	(88)
Equity offering costs	—	—	—	—	(255)	—	—	—	(255)
Preferred share dividends	—	—	—	—	—	(5,110)	—	—	(5,110)
Common share dividends	—	—	—	—	—	(43,751)	—	—	(43,751)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,653)	(33,653)
Other comprehensive income	—	—	—	—	—	—	7,379	3,720	11,099
Net income	—	—	—	—	—	59,027	—	36,061	95,088
Balances, March 31, 2024	14,685,716	$340,651	76,873,100	$769	$1,347,512	$(439,741)	$27,836	$670,045	$1,947,072
Redemptions of OP equity	—	—	205,910	2	2,668	—	84	(11,877)	(9,123)
Repurchase of common shares	—	—	(1,908,397)	(19)	(71,648)	—	—	—	(71,667)
Effect of changes in ownership for consolidated entities	—	—	—	—	15,115	—	(257)	(14,858)	—
Equity-based compensation expense	—	—	—	—	139	—	—	2,192	2,331
Vesting and forfeitures of restricted common shares, net	—	—	(1,451)	—	(35)	—	—	—	(35)
Equity offering costs	—	—	—	—	(57)	—	—	—	(57)
Preferred share dividends	—	—	—	—	—	(5,110)	—	—	(5,110)
Common share dividends	—	—	—	—	—	(41,979)	—	—	(41,979)
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,906)	(33,906)
Other comprehensive loss	—	—	—	—	—	—	(1,782)	(959)	(2,741)
Net income	—	—	—	—	—	17,062	—	15,218	32,280
Balances, June 30, 2024	14,685,716	$340,651	75,169,162	$752	$1,293,694	$(469,768)	$25,881	$625,855	$1,817,065
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$127,368	$85,868
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,041	112,163
Amortization of debt issuance costs	3,418	3,235
Amortization of debt discount and premium, net	(373)	(292)
Gain on sale of self storage properties	(63,841)	—
Other	—	969
Equity-based compensation expense	4,186	3,326
Equity in losses (earnings) of unconsolidated real estate ventures	6,079	(3,539)
Distributions from unconsolidated real estate ventures	11,136	11,921
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	2,449	(2,729)
Accounts payable and accrued liabilities	(1,234)	5,979
Deferred revenue	(6,012)	1,284
Net Cash Provided by Operating Activities	177,217	218,185
INVESTING ACTIVITIES
Acquisition of self-storage properties	(25,063)	(18,087)
Capital expenditures	(9,084)	(17,933)
Deposits and advances for self storage properties and other acquisitions	(1,495)	—
Investment in unconsolidated real estate venture	(36,149)	—
Expenditures for corporate furniture, equipment and other	(367)	(678)
Acquisition of management company assets and interest in reinsurance company from PRO retirement	—	(16,924)
Proceeds from sale of self storage properties	616,812	—
Net Cash Provided by (Used In) Investing Activities	544,654	(53,622)
FINANCING ACTIVITIES
Borrowings under debt financings	419,000	578,815
Redemption of OP equity	(9,504)	—
Repurchase of common shares	(275,195)	(69,311)
Principal payments under debt financings	(712,964)	(489,311)
Payment of dividends to common shareholders	(85,730)	(98,206)
Payment of dividends to preferred shareholders	(10,220)	(9,364)
Distributions to noncontrolling interests	(66,640)	(69,969)
Debt issuance costs	(700)	(2,095)
Equity offering costs	(572)	—
Net Cash Used In Financing Activities	(742,525)	(159,441)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(20,654)	5,122

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	87,693	42,199
End of period	$67,039	$47,321

Supplemental Cash Flow Information
Cash paid for interest	$74,895	$64,536
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in investment activity
Issuance of OP units and subordinated performance units	—	42,834
Issuance of Series B preferred shares	—	113,274
Other net liabilities assumed	174	119
Change in accrued capital spending	(433)	750

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 metropolitan statistical areas throughout the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of its operating partnership, the Company's operating partnership is authorized to issue preferred units, Class A Units ("OP units"), different series of Class B Units ("subordinated performance units"), and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units") and subordinated performance units ("DownREIT subordinated performance units").
The Company owned 811 consolidated self storage properties in 38 states and Puerto Rico with approximately 52.1 million rentable square feet in approximately 407,000 storage units as of June 30, 2024. These properties are managed with local operational focus and expertise by the Company and its participating regional operators ("PROs"). As of June 30, 2024, the Company directly managed 478 of these self storage properties through its corporate brands of iStorage, SecurCare, Northwest and Move It, and the PROs managed the remaining 333 self storage properties. These PROs are Optivest Properties LLC and its controlled affiliates ("Optivest"), Guardian Storage Centers LLC and its controlled affiliates ("Guardian"), Arizona Mini Storage Management Company d/b/a Storage Solutions and its controlled affiliates ("Storage Solutions"), Hide-Away Storage Services, Inc. and its controlled affiliates ("Hide-Away"), an affiliate of Shader Brothers Corporation d/b/a Personal Mini Storage ("Personal Mini"), Southern Storage Management Systems, Inc. d/b/a Southern Self Storage ("Southern"), affiliates of Investment Real Estate Management, LLC d/b/a Moove In Self Storage of York, Pennsylvania ("Moove In") and Blue Sky Self Storage, LLC, a strategic partnership between Argus Professional Storage Management and GYS Development LLC ("Blue Sky").
On June 3, 2024, the Company announced an agreement for the internalization of its PRO structure, effective July 1, 2024 (the "Closing Date"). As a result of the internalization, the Company purchased certain of each PRO's assets, which included each PRO's asset management and property management contracts (collectively, the "management contracts"), certain of each PRO's intellectual property and brands ("PRO IP"), and certain rights with respect to each PRO's tenant insurance program. The Company plans to transition the majority of operations in a phased approach, which is expected to occur over the 12 month period following the Closing Date, and the Company has executed new asset management and property management agreements with a number of the PROs for all or a part of this transitionary period at newly negotiated management fees. In connection with the internalization, on July 1, 2024, all 11,906,167 outstanding subordinated performance units and DownREIT subordinated performance units converted into an aggregate of 17,984,787 OP units and DownREIT OP units. See Note 13 for additional information related to the internalization of the PRO structure.
As of June 30, 2024, the Company also managed through its property management platform an additional portfolio of 241 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 16.7 million rentable square feet, configured in approximately 135,000 storage units and located across 24 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of June 30, 2024, in total, the Company operated and held ownership interests in 1,052 self storage properties located across 42 states and Puerto Rico with approximately 68.8 million rentable square feet in approximately 542,000 storage units.

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
On January 3, 2023, the operating partnership, as borrower, the Company, and certain of the operating partnership's subsidiaries, as subsidiary guarantors, entered into a third amended and restated credit agreement with KeyBank National Association, as administrative agent, and a syndicated group of lenders party thereto, which expanded the total borrowing capacity of its credit facility by $405.0 million to $1.955 billion. The Company presented changes in borrowings from certain lenders on a net basis in its prior year interim condensed consolidated statement of cash flows. The Company has corrected this error in the accompanying condensed consolidated statement of cash flows for the six month period ended June 30, 2023 to present on a gross basis the constructive receipts and payments under debt financings of $129.8 million and $129.8 million, respectively. The corrections had no impact to the total net cash used in financing activities in any interim period. The Company evaluated this adjustment both qualitatively and quantitatively and has concluded that this adjustment is immaterial to all impacted periods.
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
As of June 30, 2024, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 49 self storage properties. The net book value of the real estate owned by these VIEs was $413.1 million and $418.9 million as of June 30, 2024 and December 31, 2023, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $188.7 million as of June 30, 2024 and December 31, 2023, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company and certain of the Company’s PROs have tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended June 30, 2024 and 2023, the Company recognized $5.3 million and $6.1 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the six months ended June 30, 2024 and 2023, the Company recognized $10.9 million and $11.6 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended June 30, 2024 and 2023, the Company recognized retail sales of $0.6 million and $0.7 million, respectively and during the six months ended June 30, 2024 and 2023, the Company recognized retail sales of $1.1 million and $1.3 million, respectively.
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
With respect to the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees for the 2016 Joint Venture, 2018 Joint Venture and 2023 Joint Venture are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. The property management fees for the 2024 Joint Venture are equal to 4% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate venture. With respect to the 2016 Joint Venture, the 2023 Joint Venture and 2024 Joint Venture, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues from the 2016 Joint Venture and 2024 Joint Venture properties, respectively. During the three months ended June 30, 2024 and 2023, the Company recognized property management fees, call center fees and platform fees of $4.5 million and $4.2 million, respectively and during the six months ended June 30, 2024 and 2023, the Company recognized property management fees, call center fees and platform fees of $8.7 million and $8.4 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures subsequent to the initial portfolios of each of the 2016 Joint Venture, the 2018 Joint Venture and the 2024 Joint Venture (each as defined in Note 5). The 2023 Joint Venture (as defined in Note 5) does not currently hold any properties. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended June 30, 2024 and 2023, the Company recognized acquisition fees of $0 and $0, respectively and during the six months ended June 30, 2024 and 2023, the Company recognized acquisition fees of $0 and $0, respectively.

The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in all of the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended June 30, 2024 and 2023, the Company recognized $4.8 million and $4.3 million, respectively, of revenue related to these activities and during the six months ended June 30, 2024 and 2023, the Company recognized $9.5 million and $7.1 million, respectively, of revenue related to these activities.
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
Restricted Cash
The Company's restricted cash consists of escrowed funds deposited with financial institutions resulting from property sales for which we elected to purchase replacement property in accordance with Section 1031 of the Code, and for real estate taxes, insurance and other reserves for capital improvements in accordance with the Company's loan agreements.
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
During the six months ended June 30, 2024, the Company did not sell any common shares through the ATM program. As of June 30, 2024, the Company had $169.1 million of capacity remaining under its most recent ATM Program.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares of beneficial interest from time to time. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the six months ended June 30, 2024, the Company repurchased 7,400,322 common shares for approximately $275.2 million, including commissions and fees.
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

As of June 30, 2024 and December 31, 2023, units reflecting noncontrolling interests consisted of the following:

	June 30, 2024	December 31, 2023
Series A-1 preferred units	1,212,340	1,212,340
OP units	37,464,684	37,635,683
Subordinated performance units	7,772,693	7,991,271
LTIP units	870,670	785,932
DownREIT units
DownREIT OP units	2,120,491	2,120,491
DownREIT subordinated performance units	4,133,474	4,133,474
Total	53,574,352	53,879,191
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
The decrease in OP units outstanding from December 31, 2023 to June 30, 2024 was due to 43,556 OP units issued upon the voluntary conversion of 23,690 subordinated performance units and the conversion of 92,174 LTIP units into an equivalent number of OP units, partially offset by the redemption of 278,712 OP units for an equal number of common shares and the redemption of 28,017 OP units for cash.
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
The decrease in subordinated performance units outstanding from December 31, 2023 to June 30, 2024 was due to the voluntary conversion of 23,690 subordinated performance units into 43,556 OP units and the redemption of 194,888 subordinated performance units for cash.
Effective July 1, 2024, in connection with the internalization of the PRO structure, all 11,906,167 outstanding subordinated performance units (including all DownREIT subordinated performance units) were converted into an aggregate of 17,984,787 OP units and DownREIT OP units. Each subordinated performance unit and DownREIT subordinated performance unit was converted into the number of OP units and DownREIT OP units determined by dividing the average cash available for distribution (CAD) per unit on the series subordinated performance units over the one-year period ending December 31, 2023, by 110% of the CAD per unit on the OP units determined over the same period. See Note 13 for additional information related to the internalization of the PRO structure.
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
The increase in LTIP units outstanding from December 31, 2023 to June 30, 2024 was due to issuance of 176,912 compensatory LTIP units to employees and trustees, net of forfeitures, partially offset by the conversion of 92,174 LTIP units into an equivalent number of OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	June 30, 2024	December 31, 2023
Land	$1,038,183	$1,035,562
Buildings and improvements	4,768,865	4,746,105
Furniture and equipment	11,340	10,507
Total self storage properties	5,818,388	5,792,174
Less accumulated depreciation	(961,977)	(874,359)
Self storage properties, net	$4,856,411	$4,917,815
Depreciation expense related to self storage properties amounted to $45.4 million and $53.1 million during the three months ended June 30, 2024 and 2023, respectively and $90.8 million and $105.2 million during the six months ended June 30, 2024 and 2023, respectively.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2024 Joint Venture
During the six months ended June 30, 2024, a wholly owned subsidiary of the Company (the "2024 NSA Member") entered into an agreement (the "2024 JV Agreement") to form a joint venture (the "2024 Joint Venture") with an affiliate of Heitman Capital Management LLC (the "2024 JV Investor" and, together with the 2024 NSA Member, the "2024 JV Members"). The 2024 Joint Venture was capitalized with approximately $140.8 million in equity (approximately $35.2 million from the 2024 NSA Member in exchange for a 25% ownership interest and approximately $105.6 million from the 2024 JV Investor in exchange for a 75% ownership interest) and proceeds from a $210.0 million interest-only secured debt financing with an interest rate of 6.05% per annum and a term of five years.
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
The Company's investment in the 2024 Joint Venture is accounted for using the equity method of accounting and is included in investment in unconsolidated real estate ventures in the Company’s condensed consolidated balance sheets. The Company’s earnings from its investment in the 2024 Joint Venture are presented in equity in (losses) earnings of unconsolidated real estate ventures on the Company’s condensed consolidated statements of operations.
During the six months ended June 30, 2024, pursuant to a contribution agreement executed by the 2024 JV Members on December 21, 2023, in exchange for cash the Company contributed to the 2024 Joint Venture 56 self storage properties located across seven states, consisting of approximately 3.2 million rentable square feet configured in over 24,000 storage units.
2023 Joint Venture
During the year ended December 31, 2023, the Company, through a newly formed subsidiary (the "2023 NSA Member"), entered into an agreement (the "2023 JV Agreement") to form a joint venture (the "2023 Joint Venture") with a state pension fund advised by Heitman Capital Management LLC (the "2023 JV Investor," together with the 2023 NSA Member, the "2023 JV Members") to acquire and operate self storage properties. The 2023 JV Agreement provides for equity capital contributions by the 2023 JV Members of up to $400.0 million over a twenty-four month investment period (subject to two six-month extension options if both of the 2023 JV Members agree) starting in December 2023, with the 2023 JV Investor holding a 75% ownership interest and the 2023 NSA Member holding a 25% ownership interest.
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
The Company's investment in the 2023 Joint Venture is accounted for using the equity method of accounting and is included in investment in unconsolidated real estate ventures in the Company’s condensed consolidated balance sheets. The Company’s earnings from its investment in the 2023 Joint Venture are presented in equity in (losses) earnings of unconsolidated real estate ventures on the Company’s condensed consolidated statements of operations. As of June 30, 2024, the 2023 Joint Venture had not completed any acquisition activity and had no operations. See Note 13 for additional information related to acquisitions subsequent to June 30, 2024.
2018 Joint Venture
As of June 30, 2024, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 104 self storage properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.

2016 Joint Venture
As of June 30, 2024, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of June 30, 2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
ASSETS
Self storage properties	$2,547,923	$2,200,522
Less accumulated depreciation	(405,518)	(369,412)
Self storage properties, net	2,142,405	1,831,110
Other assets	45,696	37,826
Total assets	$2,188,101	$1,868,936
LIABILITIES AND EQUITY
Debt financing	$1,212,592	$1,003,223
Other liabilities	34,110	28,333
Equity	941,399	837,380
Total liabilities and equity	$2,188,101	$1,868,936

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023
Total revenue	$60,716	$53,685
Property operating expenses	(19,449)	(15,113)
Supervisory, administrative and other expenses	(3,875)	(3,561)
Depreciation and amortization	(20,564)	(17,260)
Interest expense	(13,655)	(10,419)
Other income	904	45
Net income	$4,077	$7,377

	Six Months Ended June 30,
	2024	2023
Total revenue	$116,812	$107,437
Property operating expenses	(37,052)	(30,162)
Supervisory, administrative and other expenses	(7,533)	(7,090)
Depreciation and amortization	(38,770)	(35,143)
Interest expense	(25,755)	(20,830)
Acquisition and other income (expenses)	845	(187)
Net income	$8,547	$14,025

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired three self storage properties for $25.2 million during the three months ended June 30, 2024. All of these acquisitions were acquired by the Company from third parties. The self storage property acquisitions were accounted for as asset acquisitions and accordingly, $0.1 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at an estimated value of $0.5 million, resulting in a total value of $24.7 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the six months ended June 30, 2024 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of Equity	Other Liabilities	Total

June 30, 2024	3	25,063	—	174	25,237
Dispositions
During the six months ended June 30, 2024, the Company sold 40 self storage properties to third parties for net proceeds of $273.1 million and contributed 56 self storage properties to the 2024 Joint Venture for net cash proceeds of $343.7 million. The Company recorded a net gain on the dispositions of $63.8 million.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	June 30, 2024	December 31, 2023
Customer in-place leases, net of accumulated amortization of $1,022 and $3,263, respectively	$715	$1,609
Receivables:
Trade, net	9,448	9,842
PROs and other affiliates	6,936	7,784
Receivables from unconsolidated real estate ventures	8,228	4,446
Property acquisition and other deposits	1,495	—
Interest rate swaps	34,436	29,610
Prepaid expenses and other	12,704	14,743
Corporate furniture, equipment and other, net	2,641	2,659
Trade names	8,851	8,851
Management contracts, net of accumulated amortization of $7,471 and $6,777, respectively	13,355	14,049
Tenant reinsurance intangible, net of accumulated amortization of $4,534 and $3,839, respectively	31,531	32,227
Goodwill	8,182	8,182
Total	$138,522	$134,002
Amortization expense related to customer in-place leases amounted to $0.4 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively and $1.4 million and $5.3 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense related to management contracts amounted to $0.4 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively and $0.7 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.4 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively and $0.7 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of June 30, 2024 and December 31, 2023 is summarized as follows (dollars in thousands):

	Interest Rate(1)	June 30, 2024	December 31, 2023
Credit Facility:
Revolving line of credit	6.71%	$222,000	$381,000
Term loan B	2.95%	145,000	275,000
Term loan C	2.93%	325,000	325,000
Term loan D	3.96%	275,000	275,000
Term loan E	4.79%	130,000	130,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 Term loan facility	4.27%	100,000	100,000
June 2029 Term loan facility	5.37%	285,000	285,000
May 2026 Senior Unsecured Notes	2.16%	35,000	35,000
October 2026 Senior Unsecured Notes	6.46%	65,000	65,000
July 2028 Senior Unsecured Notes	5.75%	120,000	120,000
October 2028 Senior Unsecured Notes	6.55%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
October 2030 Senior Unsecured Notes	6.66%	35,000	35,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
October 2033 Senior Unsecured Notes	6.73%	50,000	50,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.60%	217,665	222,757
Total principal		3,374,665	3,668,757
Unamortized debt issuance costs and debt premium, net		(8,829)	(10,552)
Total debt		$3,365,836	$3,658,205
(1)Represents the effective interest rate as of June 30, 2024. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of June 30, 2024, the Company's unsecured credit facility provided for total borrowing capacity of $1.825 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $950.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $145.0 million tranche B term loan facility (the "Term Loan B"), (iii) a $325.0 million tranche C term loan facility (the "Term Loan C"), (iv) a $275.0 million tranche D term loan facility (the "Term Loan D") and (v) a $130.0 million tranche E term loan facility (the "Term Loan E"). As of June 30, 2024, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $2.370 billion.

As of June 30, 2024, the Company had outstanding letters of credit totaling $6.5 million and would have had the capacity to borrow remaining Revolver commitments of $721.5 million while remaining in compliance with the credit facility's financial covenants. At June 30, 2024, the Company was in compliance with all such covenants.
Future Debt Obligations
Based on existing debt agreements in effect as of June 30, 2024, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (dollars in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2024	$161,871	$(1,513)	$160,358
2025	327,185	(2,196)	324,989
2026	377,322	(1,841)	375,481
2027	439,369	(1,231)	438,138
2028	385,624	(990)	384,634
2029	487,789	(380)	487,409
Thereafter	1,195,505	(678)	1,194,827
	$3,374,665	$(8,829)	$3,365,836
9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per common share - basic and diluted
Numerator
Net income	$32,280	$45,476	$127,368	$85,868
Net income attributable to noncontrolling interests	(15,218)	(16,028)	(51,279)	(27,461)
Net income attributable to National Storage Affiliates Trust	17,062	29,448	76,089	58,407
Distributions to preferred shareholders	(5,110)	(5,119)	(10,220)	(8,799)
Distributed and undistributed earnings allocated to participating securities	(11)	(13)	(24)	(31)
Net income attributable to common shareholders - basic and diluted	11,941	24,316	65,845	49,577

Denominator
Weighted average shares outstanding - basic and diluted	75,160	88,312	77,698	88,902

Earnings per share - basic and diluted	$0.16	$0.28	$0.85	$0.56

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and six months ended June 30, 2024, 543,220 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the three and six months ended June 30, 2024, 208,400 LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings per share because the contingency for the units to vest has not been attained as of the end of the reported period.
Subordinated performance units may also, under certain circumstances, be convertible into OP units which are exchangeable for common shares as described above, and DownREIT subordinated performance units may, under certain circumstances, be exchangeable for subordinated performance units on a one-for-one basis. Subordinated performance units are only convertible into OP units, after a two year lock-out period and then generally (i) at the holder’s election only upon the achievement of certain performance thresholds relating to the properties to which such subordinated performance units relate or (ii) at the Company's election upon a retirement event of a PRO that holds such subordinated performance units or upon certain qualifying terminations. Although subordinated performance units may only be convertible after a two year lock-out period, the Company assumes a hypothetical conversion of each subordinated performance unit (including each DownREIT subordinated performance unit) into OP units (with subsequently assumed redemption into common shares) for the purposes of calculating diluted weighted average common shares. This hypothetical conversion is calculated using historical financial information, and as a result, is not necessarily indicative of the results of operations, cash flows or financial position of the Company upon expiration of the two-year lock out period on conversions. Effective July 1, 2024, in connection with the internalization of the PRO structure, all outstanding subordinated performance units (including all DownREIT subordinated performance units) were converted into OP units and DownREIT OP units.
For the three months ended June 30, 2024 and 2023, potential common shares totaling 58.0 million and 59.8 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the six months ended June 30, 2024 and 2023, potential common shares totaling 58.0 million and 59.5 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.

Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Supervisory and Administrative Fees
For the self storage properties that are managed by the PROs, the Company has entered into asset management agreements with the PROs to provide leasing, operating, supervisory and administrative services. The asset management agreements generally provide for fees ranging from 5% to 6% of gross revenue for the managed self storage properties. During the three months ended June 30, 2024 and 2023, the Company incurred $5.1 million and $5.4 million, respectively, for supervisory and administrative fees to the PROs and during the six months ended June 30, 2024 and 2023, the Company incurred $10.2 million and $10.6 million, respectively, for supervisory and administrative fees to the PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that are managed by the PROs, the employees responsible for operations are employees of the PROs who charge the Company for the costs associated with the respective employees. For the three months ended June 30, 2024 and 2023, the Company incurred $6.8 million and $6.5 million, respectively, for payroll and related costs reimbursable to these PROs and for the six months ended June 30, 2024 and 2023, the Company incurred $13.7 million and $13.1 million, respectively, for payroll and related costs reimbursable to these PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
Effective July 1, 2024, in connection with the internalization of the PRO structure, the Company purchased the PROs' management contracts and plans to transition the majority of operations in a phased approach, which is expected to occur over the 12-month period following the Closing Date. The Company has executed new asset management and property management agreements with a number of the PROs for all or a part of this transitionary period at newly negotiated management fees.
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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of June 30, 2024
Interest Rate Swaps	14	$1,335,000	$34,436	$—

As of December 31, 2023
Interest Rate Swaps	17	$1,335,000	$29,610	$3,450
The following table presents the effect of our derivative instruments on our consolidated financial statements (dollars in thousands):

Fair value at December 31, 2022	$50,983
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(17,250)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	15,273
Fair value at June 30, 2023	$49,006

Fair value at December 31, 2023	$26,160
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(18,718)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	26,994
Fair value at June 30, 2024	$34,436
As of June 30, 2024 and December 31, 2023, the Company had outstanding interest rate swaps with aggregate current notional amounts of $1,335.0 million and $1,335.0 million, respectively, designated as cash flow hedges. As of June 30, 2024, the Company's swaps had a weighted average remaining term of approximately 2.6 years.
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
The fair value of these swaps are included in other assets and liabilities in the Company's condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at June 30, 2024 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction in interest expense, approximately $21.0 million of the unrealized gains and losses included in accumulated other comprehensive income (loss). If market interest rates remain above the 2.54% weighted average fixed rate under these interest rate swaps the Company will continue to receive payments due to it from its counterparties to the interest rate swaps.

There were no transfers between levels of the three-tier fair value measurement hierarchy during the six months ended June 30, 2024 and 2023. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including SOFR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include SOFR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of June 30, 2024, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing, comprising the Revolver, term loans under our credit facility and our term loan facilities, reflected in the condensed consolidated balance sheets at June 30, 2024 and December 31, 2023 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Liabilities
Private Placement Notes	$1,600,000	$1,600,000	$1,414,436	$1,417,147
Mortgage Notes	217,665	222,757	206,676	211,480
(1) Carrying value represents the principal balance outstanding
13. SUBSEQUENT EVENTS
Internalization of PRO Structure
As discussed in Note 1, the Company completed the internalization of its PRO structure as of the Closing Date. As a result of the internalization, the Company purchased certain of each PRO’s assets, which included each PRO’s management contracts, PRO IP, and certain rights with respect to each PRO’s tenant insurance program. The Company plans to transition the majority of operations in a phased approach, which is expected to occur over the 12 month period following the Closing Date, and the Company has executed new asset management and property management agreements with a number of the PROs for all or a part of this transitionary period at newly negotiated management fees.

Consideration paid for the PROs management contracts and PRO IP totaled approximately $34.6 million, consisting of 775,210 OP units and $3.4 million in cash. The Company allocated the purchase price to intangible assets acquired, consisting of management contracts and the PROs' trade names. The Company also acquired certain rights associated with certain PROs' tenant insurance-related programs. The consideration paid for the rights associated with the tenant insurance-related programs was approximately $60.3 million, consisting of 773,656 OP units and $29.2 million in cash. In connection with the transactions described above, a company owned and controlled by Mark Van Mourick, a trustee of the Company, received 209,333 OP units with a value of approximately $8.4 million and approximately $2.9 million in cash.
Additionally, in connection with the internalization of its PRO structure, effective July 1, 2024, all 11,906,167 outstanding subordinated performance units (including all DownREIT subordinated performance units) were converted into an aggregate of 17,984,787 OP units and DownREIT OP units. Of these, Arlen Nordhagen, the vice chairperson of the Company's board of trustees, received 64,887 OP units with a value of approximately $2.6 million as a result of a noncontrolling investment in one of the PROs' affiliates. Each subordinated performance unit and DownREIT subordinated performance units were converted into a number of OP units and DownREIT OP units determined by dividing the average cash available for distribution (CAD) per unit on the series subordinated performance units and DownREIT subordinated performance units over a one-year period ending December 31, 2023, by 110% of the CAD per unit on the OP units determined over the same period. CAD per unit on the series subordinated performance units, DownREIT subordinated performance units, OP units and DownREIT OP units was determined by the Company based upon the application of the provisions of the operating partnership agreement applicable to the distributions of operating cash flow and capital transactions proceeds.
Repayment of Term Loan B
On July 29, 2024, the Company repaid in full the remaining $145.0 million of Term loan B using proceeds from the Revolver.
2023 Joint Venture Acquisitions
On July 30, 2024, the 2023 Joint Venture acquired a portfolio of five properties located in Texas for approximately $71.9 million. The 2023 Joint Venture financed the acquisition with capital contributions from venture members, of which the Company contributed approximately $18.0 million.

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
•the timing of acquisitions or dispositions;
•the integration of the properties managed by our former PROs into the Company, including into our financial and operational reporting infrastructure and internal control framework;
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
Our vice chairperson of the board of trustees and former chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. Effective July 1, 2024, we internalized our PRO structure. Our former structure offered our PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Although the PRO structure contributed to our significant growth over the last decade, the internalization of the PRO structure has always been a part of our long term vision. Over time, largely through our unconsolidated real estate ventures and internalization of PROs, we have developed a full service internally-staffed property management platform.
As a result of the internalization of the PRO structure, effective July 1, 2024 (the "Closing Date"), the Company purchased each PRO's management contracts, certain PRO IP, and certain rights with respect to the PROs' tenant insurance programs. We plan to transition the majority of operations in a phased approach, which is expected to occur over the 12 month period following the Closing Date, and we have executed new asset management and property management agreements with a number of the PROs for all or a part of this transitionary period at newly negotiated management fees. In connection with the internalization, on July 1, 2024, all 11,906,167 outstanding subordinated performance units and DownREIT subordinated performance units converted into an aggregate of 17,984,787 OP units and DownREIT OP units. See Note 13 in Item 1 of this 10-Q for additional information related to the internalization of the PRO structure.

Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of a majority of our consolidated properties and our unconsolidated real estate ventures. As of June 30, 2024, our property management platform managed and controlled 478 of our consolidated properties and 241 of our unconsolidated real estate venture properties. The properties are managed by us under the brands of iStorage, Move It, Northwest and SecurCare.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
As of June 30, 2024, the Company had eight PROs: Optivest, Guardian, Storage Solutions, Hide Away, Personal Mini, Southern, Moove In and Blue Sky. On the Closing Date, the PRO structure was internalized.
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
As of June 30, 2024, we owned a geographically diversified portfolio of 811 self storage properties, located in 38 states and Puerto Rico, comprising approximately 52.1 million rentable square feet, configured in approximately 407,000 storage units. Of these properties, 306 were acquired by us from our current and former PROs, 504 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the six months ended June 30, 2024, we acquired three self storage properties for $25.2 million, comprising approximately 200,000 rentable square feet, configured in approximately 1,300 storage units. All of these self storage properties were acquired by us from third parties.
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
2024 Joint Venture
During the six months ended June 30, 2024, we entered into the 2024 Joint Venture, in which we have a 25% ownership interest. During 2024, we contributed 56 self storage properties containing approximately 3.2 million rentable square feet, configured in over 24,000 storage units and located across seven states.
2023 Joint Venture
As of June 30, 2024, our 2023 Joint Venture, in which we have a 25% ownership interest, did not own or operate any self storage properties. The 2023 JV Agreement allows for equity capital contributions of up to $400.0 million from the 2023 JV Members over a twenty-four month period starting in December 2023, with options to extend the investment time period by two additional six month periods.
2018 Joint Venture
As of June 30, 2024, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 104 properties containing approximately 7.8 million rentable square feet, configured in approximately 64,000 storage units and located across 17 states.

2016 Joint Venture
As of June 30, 2024, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition and disposition activity. We contributed 56 self storage properties to the 2024 Joint Venture and sold an additional 40 self storage properties to third parties during the six months ended June 30, 2024. We also sold 32 self storage properties to a third party during the three months ended December 31, 2023. We acquired three self storage properties during the six months ended June 30, 2024 and 20 self storage properties during the year ended December 31, 2023. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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

Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change

Rental revenue	$174,369	$199,311	$(24,942)
Other property-related revenue	6,557	7,613	(1,056)
Management fees and other revenue	9,522	8,587	935
Total revenue	190,448	215,511	(25,063)
Property operating expenses	52,201	57,094	(4,893)
General and administrative expenses	16,189	14,404	1,785
Depreciation and amortization	46,710	56,705	(9,995)
Other	3,375	3,220	155
Total operating expenses	118,475	131,423	(12,948)
Other (expense) income
Interest expense	(37,228)	(39,693)	2,465
Equity in (losses) earnings of unconsolidated real estate ventures	(4,449)	1,861	(6,310)
Acquisition costs	(480)	(239)	(241)
Non-operating income	337	196	141
Gain on sale of self storage properties	2,668	—	2,668
Other expense, net	(39,152)	(37,875)	(1,277)
Income before income taxes	32,821	46,213	(13,392)
Income tax expense	(541)	(737)	196
Net income	32,280	45,476	(13,196)
Net income attributable to noncontrolling interests	(15,218)	(16,028)	810
Net income attributable to National Storage Affiliates Trust	17,062	29,448	(12,386)
Distributions to preferred shareholders	(5,110)	(5,119)	9
Net income attributable to common shareholders	$11,952	$24,329	$(12,377)
Total Revenue
Our total revenue, including management fees and other revenue, decreased by $25.1 million, or 11.6%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the six months ended June 30, 2024. The decrease in total revenue was also attributable to a decrease in total portfolio average occupancy from 89.0% for the three months ended June 30, 2023 to 86.1% for the three months ended June 30, 2024. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue decreased by $24.9 million, or 12.5%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. The decrease in rental revenue was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the six months ended June 30, 2024. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $15.09, for the three months ended June 30, 2023 to $15.59, or 3.3%, for the three months ended June 30, 2024, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related fees and sales of storage supplies. Other property-related revenue decreased by $1.1 million, or 13.9%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease primarily resulted from a decrease in tenant insurance revenue due to the disposition of properties during the three months ended December 31, 2023 and six months ended June 30, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $0.9 million, or 10.9%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This increase was primarily attributable to changes in our tenant insurance programs.
Property Operating Expenses
Property operating expenses decreased $4.9 million, or 8.6%, for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. The decrease in property operating expenses was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the six months ended June 30, 2024.
General and Administrative Expenses
General and administrative expenses increased $1.8 million, or 12.4%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily attributable to increases in personnel costs and increased equity compensation expense resulting from the accelerated vesting of awards related to executive severance.
Depreciation and Amortization
Depreciation and amortization decreased $10.0 million, or 17.6%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This decrease was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the six months ended June 30, 2024.
Other
Other expenses increased $0.2 million, or 4.8%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs and our reserves for casualty-related expenses and losses.
Interest Expense
Interest expense decreased $2.5 million, or 6.2%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The decrease in interest expense was primarily attributable to a decrease in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $605.0 million, as of June 30, 2023, to $222.0 million as of June 30, 2024.

Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our ownership interests in the 2024 Joint Venture, 2018 Joint Venture and the 2016 Joint Venture. During the three months ended June 30, 2024, we recorded $4.4 million of equity in losses from our unconsolidated real estate ventures compared to $1.9 million of earnings for the three months ended June 30, 2023. The decrease was primarily attributable to the non-cash impact of applying hypothetical liquidation at book value (HLBV) to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of June 30, 2024.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties increased $2.7 million, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in gain on sale of self storage properties was primarily attributable to the sale of one self storage property to a third party for net proceeds of $8.0 million.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $15.2 million for the three months ended June 30, 2024, compared to $16.0 million for the three months ended June 30, 2023.
Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Change

Rental revenue	$354,751	$393,440	$(38,689)
Other property-related revenue	13,249	14,420	(1,171)
Management fees and other revenue	18,596	15,644	2,952
Total revenue	386,596	423,504	(36,908)
Property operating expenses	106,895	113,577	(6,682)
General and administrative expenses	31,863	29,225	2,638
Depreciation and amortization	94,041	112,163	(18,122)
Other	6,867	4,393	2,474
Total operating expenses	239,666	259,358	(19,692)
Other (expense) income
Interest expense	(75,345)	(77,641)	2,296
Loss on early extinguishment of debt	—	(758)	758
Equity in (losses) earnings of unconsolidated real estate ventures	(6,079)	3,539	(9,618)
Acquisition costs	(987)	(1,083)	96
Non-operating income (expense)	435	(402)	837
Gain on sale of self storage properties	63,841	—	63,841
Other expense, net	(18,135)	(76,345)	58,210
Income before income taxes	128,795	87,801	40,994
Income tax expense	(1,427)	(1,933)	506
Net income	127,368	85,868	41,500
Net income attributable to noncontrolling interests	(51,279)	(27,461)	(23,818)
Net income attributable to National Storage Affiliates Trust	76,089	58,407	17,682
Distributions to preferred shareholders	(10,220)	(8,799)	(1,421)
Net income attributable to common shareholders	$65,869	$49,608	$16,261
Total Revenue
Our total revenue, including management fees and other revenue, decreased by $36.9 million, or 8.7%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the six months ended June 30, 2024. The decrease in total revenue was also attributable to a decrease in total portfolio average occupancy from 88.8% for the six months ended June 30, 2023 to 85.8% for the six months ended June 30, 2024. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue decreased by $38.7 million, or 9.8%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. The decrease in rental revenue was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the six months ended June 30, 2024. Average annualized rental revenue per occupied square foot increased from $15.03, for the six months ended June 30, 2023 to $15.65, or 4.1%, for the six months ended June 30, 2024, driven primarily by increased contractual lease rates for in-place tenants.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related fees and sales of storage supplies. Other property-related revenue decreased by $1.2 million, or 8.1%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease primarily resulted from a decrease in tenant insurance revenue due to the disposition of properties during the three months ended December 31, 2023 and six months ended June 30, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which include revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $3.0 million, or 18.9%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This increase was primarily attributable to changes in our tenant insurance programs.
Property Operating Expenses
Property operating expenses decreased $6.7 million, or 5.9%, for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. The decrease in property operating expenses was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the six months ended June 30, 2024.
General and Administrative Expenses
General and administrative expenses increased $2.6 million, or 9.0%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This increase was primarily attributable to increases in personnel costs and increased equity compensation expense resulting from the accelerated vesting of awards related to executive severance.
Depreciation and Amortization
Depreciation and amortization decreased $18.1 million, or 16.2%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. This decrease was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the six months ended June 30, 2024.
Other
Other expenses increased $2.5 million, or 56.3%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2024. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs and our reserves for casualty-related expenses and losses.
Interest Expense
Interest expense decreased $2.3 million, or 3.0%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The decrease in interest expense was primarily attributable to a decrease in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $605.0 million, as of June 30, 2023, to $222.0 million as of June 30, 2024.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. During the six months ended June 30, 2023, in connection with an amendment to our credit facility, two of the lenders that were included in the syndicated group of lenders prior to the amendment are no longer participating lenders following the amendment, which constitutes an extinguishment of debt for accounting purposes. Additionally, in connection with the amendment we retired two term loans prior to their contractual maturity. Loss on early extinguishment of debt includes costs incurred related to these extinguishments, and the write off of $0.4 million of unamortized debt issuance costs related to the retired term loans or attributed to the entities no longer included in the lender syndicate.

Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our ownership interests in the 2024 Joint Venture, 2018 Joint Venture and the 2016 Joint Venture. During the six months ended June 30, 2024, we recorded $6.1 million of equity in losses from our unconsolidated real estate ventures compared to $3.5 million of earnings for the six months ended June 30, 2023. The decrease was primarily attributable to the non-cash impact of applying HLBV to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of June 30, 2024.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties increased $63.8 million for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The increase in gain on sale of self storage properties was primarily attributable to the sale of 40 self storage properties to third parties and contribution of 56 self storage properties to the 2024 Joint Venture during the six months ended June 30, 2024, for net proceeds of $616.8 million.
Net Income Attributable to Noncontrolling Interests
As discussed in Note 2 in Item 1, we allocate GAAP income (loss) utilizing the HLBV method, in which we allocate income or loss based on the change in each unitholders' claim on the net assets of our operating partnership at period end after adjusting for any distributions or contributions made during such period.
Due to the stated liquidation priorities and because the HLBV method incorporates non-cash items such as depreciation expense, in any given period, income or loss may be allocated disproportionately to noncontrolling interests. Net income attributable to noncontrolling interests was $51.3 million for the six months ended June 30, 2024, compared to $27.5 million for the six months ended June 30, 2023.
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The December 2018 Nareit Funds From Operations White Paper - 2018 Restatement defines FFO as net income (as determined under GAAP), excluding: real estate depreciation and amortization, gains and losses from the sale of certain real estate assets, gains and losses from change in control, mark-to-market changes in value recognized on equity securities, impairment write-downs of certain real estate assets and impairment of investments in entities when it is directly attributable to decreases in the value of depreciable real estate held by the entity, and after adjusting equity in earnings (losses) to reflect our share of FFO in unconsolidated real estate ventures. Distributions declared on subordinated performance units and DownREIT subordinated performance units represent our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders, we exclude distributions declared on subordinated performance units, DownREIT subordinated performance units, preferred shares and preferred units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, integration costs, executive severance costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt, casualty-related expenses, losses, and related recoveries and adjustments for unconsolidated partnerships and joint ventures.
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
The following table presents a reconciliation of net income to FFO and Core FFO for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except per share and unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$32,280	$45,476	$127,368	$85,868
Add (subtract):
Real estate depreciation and amortization	46,339	56,398	93,302	111,551
Equity in losses (earnings) of unconsolidated real estate ventures	4,449	(1,861)	6,079	(3,539)
Company's share of FFO in unconsolidated real estate ventures	6,177	6,176	11,862	12,325
Gain on sale of self storage properties	(2,668)	—	(63,841)	—
Distributions on preferred shares and units	(5,568)	(5,402)	(11,136)	(9,365)
FFO attributable to subordinated performance units(1)	(10,891)	(12,309)	(21,622)	(24,096)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	70,118	88,478	142,012	172,744
Add (subtract):
Acquisition costs	480	239	987	1,083
Integration and executive severance costs(2)	626	—	626	—
Casualty-related recoveries(3)	—	(522)	—	(522)
Loss on early extinguishment of debt	—	—	—	758
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$71,224	$88,195	$143,625	$174,063

Weighted average shares and units outstanding - FFO and Core FFO:(4)
Weighted average shares outstanding - basic	75,160	88,312	77,698	88,902
Weighted average restricted common shares outstanding	21	28	22	26
Weighted average OP units outstanding	37,644	38,755	37,638	38,746
Weighted average DownREIT OP unit equivalents outstanding	2,120	2,120	2,120	2,120
Weighted average LTIP units outstanding	673	523	683	537
Total weighted average shares and units outstanding - FFO and Core FFO	115,618	129,738	118,161	130,331

FFO per share and unit	$0.61	$0.68	$1.20	$1.32
Core FFO per share and unit	$0.62	$0.68	$1.22	$1.34

(1)	Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2)	Integration and executive severance costs are recorded within the line items "General and administrative expenses" and "Non-operating income (expense)" in our condensed consolidated statements of operations. Integration costs relate to expenses incurred as a part of the internalization of the PRO structure.
(3)	Casualty-related recoveries relate to casualty-related expenses incurred during 2022 and are recorded in the line item "Other" within operating expenses in our condensed consolidated statements of operations.
(4)
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

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share - diluted	$0.16	$0.28	$0.85	$0.56
Impact of the difference in weighted average number of shares(1)	(0.06)	(0.09)	(0.29)	(0.18)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.13	0.12	0.42	0.21
Add real estate depreciation and amortization	0.40	0.43	0.79	0.85
Add (subtract) equity in losses (earnings) of unconsolidated real estate ventures	0.04	(0.02)	0.05	(0.03)
Add Company's share of FFO in unconsolidated real estate ventures	0.05	0.05	0.10	0.09
Subtract gain on sale of self storage	(0.02)	—	(0.54)	—
FFO attributable to subordinated performance unitholders	(0.09)	(0.09)	(0.18)	(0.18)
FFO per share and unit	0.61	0.68	1.20	1.32
Add acquisition costs	—	—	0.01	0.01
Add integration and executive severance	0.01	—	0.01	—
Add loss on early extinguishment of debt	—	—	—	0.01
Core FFO per share and unit	$0.62	$0.68	$1.22	$1.34

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
Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023
As of June 30, 2024, our same store portfolio consisted of 776 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the three months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Rental revenue
Same store portfolio	$167,930	$172,826	$(4,896)
Non-same store portfolio	6,439	26,485	(20,046)
Total rental revenue	174,369	199,311	(24,942)
Other property-related revenue
Same store portfolio	6,252	6,417	(165)
Non-same store portfolio	305	1,196	(891)
Total other property-related revenue	6,557	7,613	(1,056)
Property operating expenses
Same store portfolio	49,840	47,576	2,264
Non-same store portfolio	2,361	9,518	(7,157)
Total property operating expenses	52,201	57,094	(4,893)
Net operating income
Same store portfolio	124,342	131,667	(7,325)
Non-same store portfolio	4,383	18,163	(13,780)
Total net operating income	$128,725	$149,830	$(21,105)
Rental Revenue
Same store portfolio rental revenues decreased $4.9 million, or 2.8%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. This decrease in same store portfolio rental revenue was driven by a decrease in average occupancy from 89.6% for the three months ended June 30, 2023 to 86.4% for the three months ended June 30, 2024. Annualized same store portfolio rental revenue per occupied square feet increased from $15.57 to $15.66, or 0.6%, for the three months ended June 30, 2024, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Same store portfolio other property-related revenue decreased by $0.2 million, or 2.6%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Property Operating Expenses
Same store portfolio property operating expenses increased $2.3 million, or 4.8%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase in same store property operating expenses was primarily a result of increases in marketing and insurance costs.
For details regarding the changes in non-same store portfolio rental revenue, other property-related revenue, and property operating expenses, please refer to "Results of Operations" above.
Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
As of June 30, 2024, our same store portfolio consisted of 776 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Rental revenue
Same store portfolio	$335,705	$343,509	$(7,804)
Non-same store portfolio	19,046	49,931	(30,885)
Total rental revenue	354,751	393,440	(38,689)
Other property-related revenue
Same store portfolio	12,348	12,262	86
Non-same store portfolio	901	2,158	(1,257)
Total other property-related revenue	13,249	14,420	(1,171)
Property operating expenses
Same store portfolio	99,495	95,108	4,387
Non-same store portfolio	7,400	18,469	(11,069)
Total property operating expenses	106,895	113,577	(6,682)
Net operating income
Same store portfolio	248,558	260,663	(12,105)
Non-same store portfolio	12,547	33,620	(21,073)
Total net operating income	$261,105	$294,283	$(33,178)
Rental Revenue
Same store portfolio rental revenues decreased $7.8 million, or 2.3%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. This decrease in same store portfolio rental revenue was driven primarily by a decrease in average occupancy from 89.5% for the six months ended June 30, 2023 to 86.0% for the six months ended June 30, 2024. Average annualized same store rental revenue per occupied square foot increased from $15.50 to $15.73, or 1.5%, for the six months ended June 30, 2024, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Same store portfolio other property-related revenue increased by $0.1 million, or 0.7%, for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.
Property Operating Expenses
Same store portfolio property operating expenses increased $4.4 million, or 4.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase in same store property operating expenses was primarily a result of increases in marketing and insurance costs.

For details regarding the changes in non-same store portfolio rental revenue, other property-related revenue, and property operating expenses, please refer to "Results of Operations" above.
The following table presents a reconciliation of net income to NOI for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$32,280	$45,476	$127,368	$85,868
(Subtract) Add:
Management fee and other revenue	(9,522)	(8,587)	(18,596)	(15,644)
General and administrative expenses	16,189	14,404	31,863	29,225
Other	3,375	3,220	6,867	4,393
Depreciation and amortization	46,710	56,705	94,041	112,163
Interest expense	37,228	39,693	75,345	77,641
Equity in losses (earnings) of unconsolidated real estate venture	4,449	(1,861)	6,079	(3,539)
Loss on early extinguishment of debt	—	—	—	758
Acquisition costs	480	239	987	1,083
Income tax expense	541	737	1,427	1,933
Gain on sale of self storage properties	(2,668)	—	(63,841)	—
Non-operating (income) expense	(337)	(196)	(435)	402
Net Operating Income	$128,725	$149,830	$261,105	$294,283
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about our 2016 Joint Venture, 2018 Joint Venture, 2023 Joint Venture and 2024 Joint Venture see Note 5 to the condensed consolidated financial statements in Item 1.
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense and the Company's share of unconsolidated real estate venture depreciation and amortization. We define Adjusted EBITDA as EBITDA plus acquisition costs, integration costs, executive severance costs, equity-based compensation expense, losses on sale of properties, impairment of long-lived assets and casualty-related expenses, losses and recoveries, minus gains on sale of properties and debt forgiveness, and after adjustments for unconsolidated partnerships and joint ventures, including the removal of the non-cash effect of applying hypothetical liquidation at book value (HLBV) for purposes of allocating GAAP net income (loss) for the 2024 Joint Venture. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$32,280	$45,476	$127,368	$85,868
Add:
Depreciation and amortization	46,710	56,705	94,041	112,163
Company's share of unconsolidated real estate ventures depreciation and amortization	5,141	4,315	9,693	8,786
Interest expense	37,228	39,693	75,345	77,641
Income tax expense	541	737	1,427	1,933
Loss on early extinguishment of debt	—	—	—	758
EBITDA	121,900	146,926	307,874	287,149
Add (subtract):
Acquisition costs	480	239	987	1,083
Effect of hypothetical liquidation at book value (HLBV) accounting for unconsolidated 2024 Joint Venture(1)	5,485	—	8,249	—
Gain on sale of self storage properties	(2,668)	—	(63,841)	—
Integration and executive severance costs, excluding equity-based compensation(2)	223	—	223	—
Casualty-related recoveries(3)	—	(522)	—	(522)
Equity-based compensation expense(4)	2,331	1,677	4,186	3,326
Adjusted EBITDA	$127,751	$148,320	$257,678	$291,036

(1)
Reflects the non-cash impact of applying HLBV to the 2024 Joint Venture, which allocates GAAP income (loss) on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(2)	Integration and executive severance costs are recorded within the line items "General and administrative expenses" and "Non-operating income (expense)" in our condensed consolidated statements of operations. Integration costs relate to expenses incurred as a part of the internalization of the PRO structure.
(3)	Casualty-related recoveries relate to casualty-related expenses incurred during 2022 and are recorded in the line item "Other" within operating expenses in our condensed consolidated statements of operations.
(4)	Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our condensed consolidated statements of operations.

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
Our short-term liquidity requirements consist primarily of property operating expenses, property acquisitions, capital expenditures, general and administrative expenses and principal and interest on our outstanding indebtedness. A further short-term liquidity requirement relates to distributions to our common and preferred shareholders and holders of preferred units, OP units, LTIP units and DownREIT OP units. We expect to fund short-term liquidity requirements from our operating cash flow, cash on hand and borrowings under our credit facility.
Our long-term liquidity needs consist primarily of the repayment of debt, property acquisitions, and capital expenditures. We acquire properties through the use of cash, preferred units, and OP units in our operating partnership or DownREIT partnerships. We expect to meet our long-term liquidity requirements with operating cash flow, cash on hand, secured and unsecured indebtedness, and the issuance of equity and debt securities.
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. In 2022 and 2023, the Federal Reserve Board increased interest rates from historically low levels, until pausing increases in August 2023. Although the Federal Reserve Board has signaled an intention to reduce interest rates in 2024, there is no assurance that this will occur or that the Federal Reserve Board will not maintain or raise interest rates in the future. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At June 30, 2024, we had $59.0 million in cash and cash equivalents and $8.1 million of restricted cash, a decrease in cash and cash equivalents of $6.0 million and a decrease in restricted cash of $14.6 million from December 31, 2023. Restricted cash primarily consists of escrowed funds deposited with financial institutions resulting from property sales for which we elected to purchase replacement property in accordance with Section 1031 of the Code, and for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $177.2 million for the six months ended June 30, 2024 compared to $218.2 million for the six months ended June 30, 2023, a decrease of $41.0 million. Our operating cash flow decreased primarily due to a decrease in rental revenue, partially offset by a decrease in property operating expenses driven by (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the six months ended June 30, 2024.
Investing Activities
Cash provided by investing activities was $544.7 million for the six months ended June 30, 2024 compared to $53.6 million of cash used in investing activities for the six months ended June 30, 2023. The primary sources of cash for the six months ended June 30, 2024 were the $616.8 million of proceeds from the 56 self storage properties contributed to the 2024 Joint Venture in the three months ended March 31, 2024, and the sale of 40 self storage properties to third parties in the six months ended June 30, 2024, partially offset by our investment in the 2024 Joint Venture of $36.1 million and our acquisition of three self storage properties for cash consideration of $25.1 million.

Capital expenditures totaled $9.1 million and $17.9 million during the six months ended June 30, 2024 and 2023, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2024 and 2023, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2024	2023
Recurring capital expenditures	$5,796	$7,337
Value enhancing capital expenditures	2,172	3,744
Acquisitions capital expenditures	1,549	6,102
Total capital expenditures	9,517	17,183
Change in accrued capital spending	(433)	750
Capital expenditures per statement of cash flows	$9,084	$17,933

Financing Activities
Cash used in our financing activities was $742.5 million for the six months ended June 30, 2024 compared to $159.4 million for the six months ended June 30, 2023. Our primary uses of financing cash flows for the six months ended June 30, 2024 were for principal payments on existing debt of $713.0 million (which included $578.0 million of principal repayments under the Revolver, $130.0 million repayment of Term Loan B, $4.0 million of fixed rate mortgage repayments and $1.0 million of scheduled fixed rate mortgage principal amortization payments), common share repurchases of $275.2 million (inclusive of commissions and fees), payments of dividends to common shareholders of $85.7 million, distributions to noncontrolling interests of $66.6 million, and distributions to preferred shareholders of $10.2 million. Our sources of financing cash flows for the six months ended June 30, 2024 primarily consisted of $419.0 million of borrowings under our Revolver.
Credit Facility and Term Loan Facilities
As of June 30, 2024, our credit facility provided for total borrowings of $1.825 billion, consisting of the following components: (i) a Revolver which provides for a total borrowing commitment up to $950.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $145.0 million Term Loan B, (iii) a $325.0 million Term Loan C, (iv) a $275.0 million Term Loan D and (v) a $130.0 million Term Loan E. The Revolver is set to mature in January 2027; provided that we may elect up to two times to extend the maturity by six months each up to January 2028 by paying an extension fee for each such election of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan B matured in July 2024 and was repaid using funds from the Revolver, the Term Loan C matures in January 2025, the Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan B, Term Loan C, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of June 30, 2024, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $2.370 billion.

As of June 30, 2024, $145.0 million was outstanding under the Term Loan B with an effective interest rate of 2.95%, Term Loan B was repaid in July 2024 using funds from the Revolver, $325.0 million was outstanding under the Term Loan C with an effective interest rate of 2.93%, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 3.96% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.79%. As of June 30, 2024, we would have had the capacity to borrow remaining Revolver commitments of $721.5 million while remaining in compliance with the credit facility's financial covenants.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility in an aggregate amount of $75.0 million. As of June 30, 2024, the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of June 30, 2024, the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of June 30, 2024, the June 2029 Term Loan Facility had an effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
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
Equity Transactions
Issuance of Common Shares
During the six months ended June 30, 2024, after receiving notices of redemption from certain OP unitholders, we elected to issue 278,712 common shares to such holders in exchange for 278,712 OP units in satisfaction of the operating partnership's redemption obligations.
Common Share Repurchases
During the six months ended June 30, 2024, we repurchased 7,400,322 common shares for approximately $275.2 million (inclusive of commissions and fees).
Issuance and Redemption of OP Equity
During the six months ended June 30, 2024, we issued 43,556 OP units upon the conversion of 23,690 subordinated performance units, and 92,174 OP units upon the conversion of an equivalent number of LTIP units. In addition, we redeemed 28,017 OP units and 194,888 subordinated performance units for cash.
Dividends and Distributions
On May 16, 2024, our board of trustees declared a cash dividend and distribution, respectively, of $0.56 per common share and OP unit to shareholders and OP unitholders of record as of June 14, 2024. On May 16, 2024, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of June 14, 2024. On June 14, 2024, our board of trustees declared cash distributions of $10.9 million, in aggregate, to subordinated performance unitholders of record as of June 14, 2024. Such dividends and distributions were paid on June 28, 2024, except for a portion of the subordinated performance distributions total, which will be paid in August 2024.
Cash Distributions from our Operating Partnership
On May 30, 2024, in connection with the internalization of our PRO structure, NSA, as the general partner of our operating partnership, and the limited partners of the operating partnership entered into the Fourth Amended and Restated Limited Partnership Agreement (the “Fourth Amended and Restated LPA”), which amends and restates the existing Third Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of April 28, 2015, as amended. The Fourth Amended and Restated LPA became effective as of July 1, 2024 (the “Effective Date”). As of the Effective Date, all 11,906,167 outstanding subordinated performance units in our Operating Partnership and the DownREIT Partnerships, were converted into an aggregate of 17,984,787 OP units and DownREIT OP units, generally consistent with the formula set forth in the partnership unit designation for each series of subordinated performance units.
Under the Third Amended and Restated Limited Partnership Agreement of our operating partnership dated April 29, 2015 that was in effect as of June 30, 2024 ("the Third LP Agreement"), to the extent that we, as the general partner of our operating partnership, determined to make distributions to the partners of our operating partnership out of the operating cash flow or capital transaction proceeds generated by a real property portfolio managed by one of our PROs, the holders of the series of subordinated performance units that relate to such portfolio are entitled to share in such distributions. Under the Third LP Agreement, operating cash flow with respect to a portfolio of properties managed by one of our PROs was generally an amount determined by us, as general partner of our operating partnership, equal to the excess of property revenues over property related expenses from that portfolio. In general, property revenue from the portfolio included:

(i)all receipts, including rents and other operating revenues;
(ii)any incentive, financing, break-up and other fees paid to us by third parties;
(iii)amounts released from previously set aside reserves; and
(iv)any other amounts received by us, which we allocate to the particular portfolio of properties.
In general, property-related expenses included all direct expenses related to the operation of the properties in that portfolio, including real property taxes, insurance, property-level general and administrative expenses, employee costs, utilities, property marketing expense, property maintenance and property reserves and other expenses incurred at the property level. In addition, other expenses incurred by our operating partnership were also allocated by us, as general partner, to the property portfolio and were included in the property-related expenses of that portfolio. Examples of such other expenses included:
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
To the extent that we, as the general partner of our operating partnership, determined to make distributions to the partners of our operating partnership out of the operating cash flow of a real property portfolio managed by one of our PROs, operating cash flow from a property portfolio was required to be allocated to OP unitholders and to the holders of series of subordinated performance units that related to such property portfolio as follows:
First, an amount was allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of capital transaction proceeds) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP units in respect of such property portfolio. The preferred allocation for all of our existing portfolios was 6%. As of June 30, 2024, our operating partnership had an aggregate of $2,555.2 million of unreturned capital contributions with respect to common shareholders and OP unitholders, with respect to the various property portfolios.
Second, an amount was allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with an allocation (together with prior distributions of capital transaction proceeds) on their unreturned capital contributions. Although the subordinated allocation for the subordinated performance units was non-cumulative from period to period, if the operating cash flow from a property portfolio related to a series of subordinated performance units was sufficient, in the judgment of the general partner (with the approval of a majority of our independent trustees), to fund distributions to the holders of such series of subordinated performance units, but we, as the general partner of our operating partnership, declined to make distributions to such holders, the amount available but not paid as distributions was added to the subordinated allocation corresponding to such series of subordinated performance units. The subordinated allocation for the outstanding subordinated performance units was 6%. As of June 30, 2024, an aggregate of $200.8 million of unreturned capital contributions had been allocated to the various series of subordinated performance units. In connection with the internalization of our PRO structure, on July 1, 2024, all 11,906,167 outstanding subordinated performance units and DownREIT subordinated performance units converted into 17,984,787 OP units and DownREIT OP units.
Thereafter, any additional operating cash flow was allocated to OP unitholders and the applicable series of subordinated performance units equally.

Following the allocation described above, we as the general partner of our operating partnership, would generally cause our operating partnership to distribute the amounts allocated to the relevant series of subordinated performance units to the holders of such series of subordinated performance units. We, as the general partner, may have caused our operating partnership to distribute the amounts allocated to OP unitholders or may have caused our operating partnership to retain such amounts to be used by our operating partnership for any purpose. Any operating cash flow that was attributable to amounts retained by our operating partnership pursuant to the preceding sentence would generally have been available to be allocated as an additional capital contribution to the various property portfolios.
The foregoing description of the allocation of operating cash flow between the OP unitholders and subordinated performance unitholders was used for purposes of determining distributions to holders of subordinated performance units but does not necessarily represent the operating cash flow that would be distributed to OP unitholders (or paid as dividends to holders of our common shares). Any distribution of operating cash flow allocated to the OP unitholders would be made at our discretion (and paid as dividends to holders of our common shares at the discretion of our board of trustees).
Under the Third LP Agreement of our operating partnership, capital transactions were transactions that were outside the ordinary course of our operating partnership's business, involve the sale, exchange, other disposition, or refinancing of any property, and are designated as capital transactions by us, as the general partner. To the extent the general partner determined to distribute capital transaction proceeds, the proceeds from capital transactions involving a particular property portfolio were required to be allocated to OP unitholders and to the series of subordinated performance units that relate to such property portfolio as follows:
First, an amount determined by us, as the general partner, of such capital transaction proceeds was allocated to OP unitholders in order to provide OP unitholders (together with any prior allocations of operating cash flow) with a cumulative preferred allocation on the unreturned capital contributions attributed to the OP unitholders in respect of such property portfolio that related to such capital transaction plus an additional amount equal to such unreturned capital contributions.
Second, an amount determined by us, as the general partner, was allocated to the holders of the series of subordinated performance units relating to such property portfolio in order to provide such holders with a non-cumulative subordinated allocation on the unreturned capital contributions made by such holders in respect of such property portfolio that related to such capital transaction plus an additional amount equal to such unreturned capital contributions.
The preferred allocation and subordinated allocation with respect to capital transaction proceeds for each portfolio was equal to the preferred allocation and subordinated allocation for distributions of operating cash flow with respect to that portfolio.
Thereafter, any additional capital transaction proceeds were allocated to OP unitholders and the applicable series of subordinated performance units equally.
Following the allocation described above, we, as the general partner of our operating partnership, would generally cause our operating partnership to distribute the amounts allocated to the relevant series of subordinated performance units to the holders of such series of subordinated performance units. We, as general partner of our operating partnership, may have caused our operating partnership to distribute the amounts allocated to the OP unitholders or may have caused our operating partnership to retain such amounts to be used by our operating partnership for any purpose. Any capital transaction proceeds that were attributable to amounts retained by our operating partnership pursuant to the preceding sentence would generally have been available to be allocated as an additional capital contribution to the various property portfolios.
The foregoing allocation of capital transaction proceeds between the OP unitholders and subordinated performance unitholders was used for purposes of determining distributions to holders of subordinated performance units but did not necessarily represent the capital transaction proceeds that would be distributed to OP unitholders (or paid as dividends to holders of our common shares). Any distribution of capital transaction proceeds allocated to the OP unitholders would be made at our discretion (and paid as dividends to holders of our common shares at the discretion of our board of trustees).

Allocation of Capital Contributions
We, as the general partner of our operating partnership, in our discretion, have the right to increase or decrease, as appropriate, the amount of capital contributions allocated to our operating partnership in general and prior to July 1, 2024, to each series of subordinated performance units to reflect capital expenditures made by our operating partnership in respect of each portfolio, the sale or refinancing of all or a portion of the properties comprising the portfolio, the distribution of capital transaction proceeds by our operating partnership, the retention by our operating partnership of cash for working capital purposes and other events impacting the amount of capital contributions allocated to the holders. In addition, to avoid conflicts of interests, any decision by us to increase or decrease allocations of capital contributions must also be approved by a majority of our independent trustees.
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of June 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of June 30, 2024, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of June 30, 2024, we had $222.0 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (currently one-month SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $2.2 million annually.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2024, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 205,910 common shares to satisfy redemption requests from certain limited partners.
On July 1, 2024, in connection with the internalization of the PRO structure as described above in this Form 10-Q, the operating partnership issued 1,548,866 OP Units to the PROs as consideration for the purchase of management contracts, and in some cases, their brand names, related intellectual property and certain rights to the PROs' tenant insurance programs.
Effective July 1, 2024, in connection with the internalization of the PRO structure as described above in this Form 10-Q, 11,906,167 subordinated performance units (including all DownREIT subordinated performance units) were converted into 17,984,787 OP units and DownREIT OP units.
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
As of August 2, 2024, other than those OP units held by the Company, after reflecting the transactions described herein, 59,109,747 OP units of its operating partnership were outstanding (including 871,550 outstanding LTIP units in the operating partnership and 5,769,214 outstanding OP units ("DownREIT OP units") in certain consolidated subsidiaries of the operating partnership, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares, under which $256,892 of common shares remain available for repurchase. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to an additional $275.0 million of the Company's common shares, under which no common shares remain available for repurchase. During the three months ended June 30, 2024, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares issued to them. The table below summarizes all of our repurchases of common shares during three months ended June 30, 2024:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1 - April 30, 2024	1,908,397	$37.51	1,908,397	$256,908
May 1 - May 31, 2024(1)	398	36.58	—	256,908
June 1 - June 30, 2024(1)	448	38.74	—	256,908
Total/Weighted Average	1,909,243	$37.51	1,908,397	$256,908

(1)
The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share is based on the closing price of our common shares on May 31, 2024 and June 10, 2024, which are the dates prior to the respective dates of withholding.

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

10.1	National Storage Affiliates Trust 2024 Equity Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2024, is incorporated herein by this reference)
10.2	Fourth Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2024, is incorporated herein by this reference)
10.3
Separation Agreement, dated June 25, 2024 by and between National Storage Affiliates Trust and Derek Bergeon (Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 28, 2024, is incorporated herein by this reference)

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
Date: August 5, 2024