Form 10-Q
period 2024-09-30
National Storage Affiliates Trust
filed 2024-10-31
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Yes ☐  No ☒
As of October 28, 2024, 76,244,354 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Real estate
Self storage properties	$5,821,364	$5,792,174
Less accumulated depreciation	(1,006,543)	(874,359)
Self storage properties, net	4,814,821	4,917,815
Cash and cash equivalents	69,886	64,980
Restricted cash	8,539	22,713
Debt issuance costs, net	6,343	8,442
Investment in unconsolidated real estate ventures	257,381	211,361
Other assets, net	211,176	134,002
Assets held for sale, net	—	550,199
Operating lease right-of-use assets	21,515	22,299
Total assets	$5,389,661	$5,931,811
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,428,304	$3,658,205
Accounts payable and accrued liabilities	108,424	92,766
Interest rate swap liabilities	7,774	3,450
Operating lease liabilities	23,493	24,195
Deferred revenue	20,778	27,354
Total liabilities	3,588,773	3,805,970
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 14,692,381 and 14,685,716 issued (in series) and outstanding at September 30, 2024 and December 31, 2023, respectively, at liquidation preference	340,818	340,651
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 76,216,680 and 82,285,995 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	762	823
Additional paid-in capital	1,124,533	1,509,563
Distributions in excess of earnings	(498,787)	(449,907)
Accumulated other comprehensive income	19,543	21,058
Total shareholders' equity	986,869	1,422,188
Noncontrolling interests	814,019	703,653
Total equity	1,800,888	2,125,841
Total liabilities and equity	$5,389,661	$5,931,811
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Rental revenue	$174,467	$201,833	$529,218	$595,273
Other property-related revenue	7,405	7,764	20,654	22,184
Management fees and other revenue	11,749	9,550	30,345	25,194
Total revenue	193,621	219,147	580,217	642,651
OPERATING EXPENSES
Property operating expenses	52,712	58,581	159,607	172,158
General and administrative expenses	13,114	15,100	44,977	44,325
Depreciation and amortization	47,661	55,842	141,702	168,005
Other	3,643	4,138	10,510	8,531
Total operating expenses	117,130	133,661	356,796	393,019
OTHER (EXPENSE) INCOME
Interest expense	(39,575)	(43,065)	(114,920)	(120,706)
Loss on early extinguishment of debt	(323)	—	(323)	(758)
Equity in (losses) earnings of unconsolidated real estate ventures	(4,712)	1,930	(10,791)	5,469
Acquisition and integration costs	(1,164)	(341)	(2,151)	(1,424)
Non-operating (expense) income	(83)	(24)	352	(426)
Gain on sale of self storage properties	—	—	63,841	—
Other expense, net	(45,857)	(41,500)	(63,992)	(117,845)
Income before income taxes	30,634	43,986	159,429	131,787
Income tax expense	(863)	(922)	(2,290)	(2,855)
Net income	29,771	43,064	157,139	128,932
Net income attributable to noncontrolling interests	(11,070)	(13,827)	(62,349)	(41,290)
Net income attributable to National Storage Affiliates Trust	18,701	29,237	94,790	87,642
Distributions to preferred shareholders	(5,112)	(5,110)	(15,332)	(13,908)
Net income attributable to common shareholders	$13,589	$24,127	$79,458	$73,734

Earnings per share - basic	$0.18	$0.28	$1.03	$0.83
Earnings per share - diluted	$0.18	$0.26	$1.03	$0.77

Weighted average shares outstanding - basic	75,760	87,004	77,047	88,263
Weighted average shares outstanding - diluted	75,760	146,118	77,047	147,610

Dividends declared per common share	$0.56	$0.56	$1.68	$1.67

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$29,771	$43,064	$157,139	$128,932
Other comprehensive income (loss)
Unrealized (loss) gain on derivative contracts	(21,234)	20,433	5,760	35,706
Realized loss on derivative contracts	—	—	—	(1,643)
Reclassification of other comprehensive income to interest expense	(7,813)	(9,018)	(26,449)	(26,239)
Other comprehensive (loss) income	(29,047)	11,415	(20,689)	7,824
Comprehensive income	724	54,479	136,450	136,756
Comprehensive loss (income) attributable to noncontrolling interests	1,668	(17,466)	(52,372)	(43,840)
Comprehensive income attributable to National Storage Affiliates Trust	$2,392	$37,013	$84,078	$92,916

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,906)	(33,906)
Other comprehensive loss	—	—	—	—	—	—	(1,782)	(959)	(2,741)
Net income	—	—	—	—	—	17,062	—	15,218	32,280
Balances, June 30, 2024	14,685,716	$340,651	75,169,162	$752	$1,293,694	$(469,768)	$25,881	$625,855	$1,817,065
Issuance of preferred shares upon redemption of preferred units	6,665	167	—	—	10	—	—	(177)	—
OP equity issued in connection with internalization of PRO structure (Note 2)	—	—	—	—	—	—	—	62,311	62,311
Redemptions of OP Units	—	—	1,048,202	10	13,766	—	199	(13,975)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(182,956)	—	9,772	173,184	—
Equity-based compensation expense	—	—	—	—	98	—	—	1,813	1,911
Vesting and forfeitures of restricted common shares, net	—	—	(684)	—	—	—	—	—	—
Equity offering costs	—	—	—	—	(79)	—	—	—	(79)
Preferred share dividends	—	—	—	—	—	(5,112)	—	—	(5,112)
Common share dividends	—	—	—	—	—	(42,608)	—	—	(42,608)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,324)	(33,324)
Other comprehensive loss	—	—	—	—	—	—	(16,309)	(12,738)	(29,047)
Net income	—	—	—	—	—	18,701	—	11,070	29,771
Balances, September 30, 2024	14,692,381	$340,818	76,216,680	$762	$1,124,533	$(498,787)	$19,543	$814,019	$1,800,888
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$157,139	$128,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	141,702	168,005
Amortization of debt issuance costs	5,013	4,841
Amortization of debt discount and premium, net	(491)	(428)
Gain on sale of self storage properties	(63,841)	—
Other	323	969
Equity-based compensation expense	6,097	5,028
Equity in losses (earnings) of unconsolidated real estate ventures	10,791	(5,469)
Distributions from unconsolidated real estate ventures	17,403	17,761
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	1,716	(3,632)
Accounts payable and accrued liabilities	13,733	28,483
Deferred revenue	(6,661)	3,092
Net Cash Provided by Operating Activities	282,924	347,582
INVESTING ACTIVITIES
Acquisition of self-storage properties	(25,063)	(31,753)
Capital expenditures	(13,005)	(25,955)
Deposits and advances for self storage properties and other acquisitions	(98)	(241)
Investment in unconsolidated real estate venture	(74,215)	—
Expenditures for corporate furniture, equipment and other	(1,693)	(1,063)
Acquisition of intangible assets from former PROs	(32,741)	(16,924)
Proceeds from sale of self storage properties	616,812	—
Other	908	—
Net Cash Provided by (Used In) Investing Activities	470,905	(75,936)
FINANCING ACTIVITIES
Borrowings under debt financings	1,099,000	928,800
Redemption of OP equity	(9,504)	—
Repurchase of common shares	(275,195)	(282,748)
Principal payments under debt financings	(1,328,683)	(632,587)
Payment of dividends to common shareholders	(128,338)	(144,848)
Payment of dividends to preferred shareholders	(15,332)	(14,757)
Distributions to noncontrolling interests	(100,872)	(104,845)
Debt issuance costs	(3,601)	(2,213)
Equity offering costs	(572)	—
Net Cash Used In Financing Activities	(763,097)	(253,198)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(9,268)	18,448

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	87,693	42,199
End of period	$78,425	$60,647

Supplemental Cash Flow Information
Cash paid for interest	$106,345	$100,466
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in investment activity
Issuance of OP units and subordinated performance units	—	59,204
Issuance of Series B preferred shares	—	113,182
Other net liabilities assumed	174	197
Internalization of PRO structure:
Issuance of OP units for acquisition of intangible assets from former PROs	62,311	—
Change in accrued capital spending	(468)	741

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 metropolitan statistical areas throughout the United States. The Company also owns certain of its self storage properties through other consolidated subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units").
The Company owned, managed and controlled 811 of its consolidated self storage properties in 38 states and Puerto Rico with approximately 52.0 million rentable square feet in approximately 407,000 storage units as of September 30, 2024. These properties are managed with local operational focus and expertise.
As of September 30, 2024, the Company also managed through its property management platform an additional portfolio of 259 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 18.0 million rentable square feet, configured in approximately 143,000 storage units and located across 24 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of September 30, 2024, in total, the Company operated and held ownership interests in 1,070 self storage properties located across 42 states and Puerto Rico with approximately 70.0 million rentable square feet in approximately 550,000 storage units.
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
On January 3, 2023, the operating partnership, as borrower, the Company, and certain of the operating partnership's subsidiaries, as subsidiary guarantors, entered into a third amended and restated credit agreement with KeyBank National Association, as administrative agent, and a syndicated group of lenders party thereto, which expanded the total borrowing capacity of its credit facility by $405.0 million to $1.955 billion. The Company presented changes in borrowings from certain lenders on a net basis in its prior year interim condensed consolidated statement of cash flows. The Company has corrected this error in the accompanying condensed consolidated statement of cash flows for the nine month period ended September 30, 2023 to present on a gross basis the constructive receipts and payments under debt financings of $129.8 million and $129.8 million, respectively. The corrections had no impact to the total net cash used in financing activities in any interim period. The Company evaluated this adjustment both qualitatively and quantitatively and has concluded that this adjustment is immaterial to all impacted periods.

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
As of September 30, 2024, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 49 self storage properties. The net book value of the real estate owned by these VIEs was $410.0 million and $418.9 million as of September 30, 2024 and December 31, 2023, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $188.7 million and $188.7 million as of September 30, 2024 and December 31, 2023, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company has tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended September 30, 2024 and 2023, the Company recognized $6.3 million and $6.3 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during the nine months ended September 30, 2024 and 2023, the Company recognized $17.1 million and $17.9 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended September 30, 2024 and 2023, the Company recognized retail sales of $0.5 million and $0.6 million, respectively and during the nine months ended September 30, 2024 and 2023, the Company recognized retail sales of $1.5 million and $1.9 million, respectively.
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

With respect to the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture (as each is defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees for the 2016 Joint Venture, 2018 Joint Venture and 2023 Joint Venture are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. The property management fees for the 2024 Joint Venture are equal to 4% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate venture. With respect to the 2016 Joint Venture, the 2023 Joint Venture and 2024 Joint Venture, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues. During the three months ended September 30, 2024 and 2023, the Company recognized property management fees, call center fees and platform fees of $4.7 million and $4.2 million, respectively and during the nine months ended September 30, 2024 and 2023, the Company recognized property management fees, call center fees and platform fees of $13.5 million and $12.6 million, respectively.
The Company also earns acquisition fees for properties acquired by the unconsolidated real estate ventures, which are the 2016 Joint Venture, the 2018 Joint Venture, 2023 Joint Venture and the 2024 Joint Venture (each as defined in Note 5). These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended September 30, 2024 and 2023, the Company recognized acquisition fees of $0.6 million and $0, respectively and during the nine months ended September 30, 2024 and 2023, the Company recognized acquisition fees of $0.6 million and $0, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in all of the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended September 30, 2024 and 2023, the Company recognized $6.1 million and $5.2 million, respectively, of revenue related to these activities and during the nine months ended September 30, 2024 and 2023, the Company recognized $15.6 million and $12.3 million, respectively, of revenue related to these activities.
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
Investments in Unconsolidated Real Estate Ventures
The Company’s investments in its unconsolidated real estate ventures are recorded under the equity method of accounting in the accompanying condensed consolidated financial statements. Under the equity method, the Company’s investments in unconsolidated real estate ventures are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings (losses) is recognized based on the Company’s 25% ownership interest in the earnings (losses) of the unconsolidated real estate ventures, except for the 2024 Joint Venture, for which the Company follows the hypothetical liquidation at book value ("HLBV") method. The Company follows the "nature of the distribution approach" for classification of distributions from its unconsolidated real estate ventures in its condensed consolidated statements of cash flows. Under this approach, distributions are reported on the basis of the nature of the activity or activities that generated the distributions as either a return on investment, which are classified as operating cash flows, or a return of investment (e.g., proceeds from the unconsolidated real estate ventures' sale of assets) which are reported as investing cash flows.

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
Allocation of Net Income (Loss)
Effective July 1, 2024, in connection with the internalization of the PRO structure, all outstanding Class B units of our operating partnership ("subordinated performance units'") including all units of the DownREIT partnerships intended to be economically equivalent to the subordinated performance units ("DownREIT subordinated performance units") were converted into OP units and units of the DownREIT partnerships intended to be economically equivalent to OP units ("DownREIT OP units"), respectively. For periods in which the subordinated performance units were outstanding, the Company allocated GAAP income utilizing the HLBV method, in which income or loss was allocated based on the change in each unitholders’ claim on the net assets of its operating partnership at period end after adjusting for any distributions or contributions made during such period. For periods in which the subordinated performance units are not outstanding, the Company allocates GAAP income based on the number of common shares and partnership units (including DownREIT OP units) outstanding.
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

Internalization of PRO Structure
The Company completed the internalization of its PRO structure on July 1, 2024 (the "Closing Date"). As a result of the internalization, the Company purchased certain of each PRO’s assets, which included each PRO’s asset management and property management contracts (collectively, the "management contracts"), certain of each PRO's intellectual property and brands ("PRO IP") and certain rights related to certain PROs' tenant insurance programs (collectively, along with the management contracts and PRO IP, the "PROs' intangible assets"). The Company is transitioning the majority of operations in a phased approach, which has begun and is expected to continue over the 12 month period following the Closing Date, and the Company has executed new asset management and property management agreements with a number of its former PROs for all or a part of this transitionary period at newly negotiated management fees.
Consideration paid for the PROs' management contracts and PRO IP totaled approximately $34.6 million, consisting of 775,210 OP units and $3.4 million in cash. The Company allocated the purchase price to intangible assets acquired, consisting of management contracts and certain PROs' trade names. The Company also acquired certain rights related to certain PROs' tenant insurance-related programs. The consideration paid for the rights associated with the tenant insurance-related programs was approximately $60.3 million, consisting of 773,656 OP units and $29.2 million in cash. In addition, the Company incurred $1.4 million in transaction fees related to the transactions.
Additionally, in connection with the internalization of its PRO structure, effective July 1, 2024, all 11,906,167 outstanding subordinated performance units including all DownREIT subordinated performance units were converted into an aggregate of 17,984,787 OP units and DownREIT OP units. Each subordinated performance unit and DownREIT subordinated performance unit was converted into a number of OP units and DownREIT OP units determined by dividing the average cash available for distribution (CAD) per unit on the series subordinated performance units and DownREIT subordinated performance units over a one-year period ending December 31, 2023, by 110% of the CAD per unit on the OP units determined over the same period. CAD per unit on the series subordinated performance units, DownREIT subordinated performance units, OP units and DownREIT OP units was determined by the Company based upon the application of the provisions of the operating partnership agreement applicable to the distributions of operating cash flow and capital transactions proceeds.
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
During the nine months ended September 30, 2024, the Company did not sell any common shares through the ATM program. As of September 30, 2024, the Company had $169.1 million of capacity remaining under its most recent ATM Program.

Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares of beneficial interest from time to time. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the nine months ended September 30, 2024, the Company repurchased 7,400,322 common shares for approximately $275.2 million, including commissions and fees.
Series A Preferred Shares
The Series A Preferred Shares rank senior to the Company's common shares with respect to rights and rights upon its liquidation, dissolution or winding up. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares became redeemable by the Company in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The increase in Series A Preferred Shares outstanding from December 31, 2023 to September 30, 2024, was due to the issuance of 6,665 Series A Preferred Shares upon the redemption of an equivalent number of 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units").
Noncontrolling Interests
All of the OP equity in the Company's operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than the Company's operating partnership. NSA is the general partner of its operating partnership and is authorized to cause its operating partnership to issue additional partner interests, including preferred units, OP units and LTIP units at such prices and on such other terms as it determines in its sole discretion.
As of September 30, 2024 and December 31, 2023, units reflecting noncontrolling interests consisted of the following:

	September 30, 2024	December 31, 2023
Series A-1 preferred units	1,205,675	1,212,340
OP units	52,301,412	37,635,683
Subordinated performance units	—	7,991,271
LTIP units	870,732	785,932
DownREIT units
DownREIT OP units	5,769,214	2,120,491
DownREIT subordinated performance units	—	4,133,474
Total	60,147,033	53,879,191
Series A-1 Preferred Units
The Series A-1 preferred units rank senior to OP units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A Preferred Shares or the issuance of Series A Preferred Shares on a one-for-one basis, subject to adjustments. The Series A Preferred Shares are redeemable by the Company for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends beginning in October 2022. The decrease in Series A-1 preferred units outstanding from December 31, 2023 to September 30, 2024, was due to the redemption of 6,665 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.

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
The increase in OP units outstanding from December 31, 2023 to September 30, 2024 was due to (i) 14,376,264 OP units issued upon the conversion of 7,772,693 subordinated performance units due to the internalization of the PRO structure, (ii) the issuance of 1,548,866 OP units in connection with the purchase of the PROs' intangible assets, (iii) 43,556 OP units issued upon the voluntary conversion of 23,690 subordinated performance units, and (iv) the conversion of 92,174 LTIP units into an equivalent number of OP units, partially offset by the redemption of 1,326,914 OP units for an equal number of common shares, 40,200 OP units that were exchanged for DownREIT OP units and the redemption of 28,017 OP units for cash.
The increase in DownREIT OP units outstanding from December 31, 2023 to September 30, 2024 was due to 3,608,523 DownREIT OP units issued upon the conversion of 4,133,474 DownREIT subordinated performance units due to the internalization of the PRO structure and 40,200 DownREIT OP units that were issued in exchange for OP units.
Subordinated Performance Units and DownREIT Subordinated Performance Units
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
The decrease in subordinated performance units outstanding from December 31, 2023 to September 30, 2024 was due to (i) the conversion of 7,772,693 subordinated performance units into 14,376,264 OP units due to the internalization of the PRO structure, (ii) the voluntary conversion of 23,690 subordinated performance units into 43,556 OP units (iii) and the redemption of 194,888 subordinated performance units for cash.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2023 to September 30, 2024 was due to the conversion of 4,133,474 DownREIT subordinated performance units into 3,608,523 DownREIT OP units due to the internalization of the PRO structure.
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
The increase in LTIP units outstanding from December 31, 2023 to September 30, 2024 was due to issuance of 176,974 compensatory LTIP units to employees and trustees, net of forfeitures, partially offset by the conversion of 92,174 LTIP units into an equivalent number of OP units.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30, 2024	December 31, 2023
Land	$1,038,183	$1,035,562
Buildings and improvements	4,772,797	4,746,105
Furniture and equipment	10,384	10,507
Total self storage properties	5,821,364	5,792,174
Less accumulated depreciation	(1,006,543)	(874,359)
Self storage properties, net	$4,814,821	$4,917,815
Depreciation expense related to self storage properties amounted to $45.4 million and $53.2 million during the three months ended September 30, 2024 and 2023, respectively and $136.2 million and $158.3 million during the nine months ended September 30, 2024 and 2023, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2024 Joint Venture
On February 13, 2024, a wholly owned subsidiary of the Company (the "2024 NSA Member") entered into an agreement (the "2024 JV Agreement") to form a joint venture (the "2024 Joint Venture") with an affiliate of Heitman Capital Management LLC (the "2024 JV Investor" and, together with the 2024 NSA Member, the "2024 JV Members"). The 2024 Joint Venture was capitalized with approximately $140.8 million in equity (approximately $35.2 million from the 2024 NSA Member in exchange for a 25% ownership interest and approximately $105.6 million from the 2024 JV Investor in exchange for a 75% ownership interest) and proceeds from a $210.0 million interest-only secured debt financing with an interest rate of 6.05% per annum and a term of five years.
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
2023 Joint Venture
On December 15, 2023, the Company, through a newly formed subsidiary (the "2023 NSA Member"), entered into an agreement (the "2023 JV Agreement") to form a joint venture (the "2023 Joint Venture") with a state pension fund advised by Heitman Capital Management LLC (the "2023 JV Investor," together with the 2023 NSA Member, the "2023 JV Members") to acquire and operate self storage properties. The 2023 JV Agreement provides for equity capital contributions by the 2023 JV Members of up to $400.0 million over a twenty-four month investment period (subject to two six-month extension options if both of the 2023 JV Members agree) starting in December 2023, with the 2023 JV Investor holding a 75% ownership interest and the 2023 NSA Member holding a 25% ownership interest.

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
During the three months ended September 30, 2024, the 2023 Joint Venture acquired 18 self storage properties located across two states, consisting of approximately 1.2 million rentable square feet configured in over 8,000 storage units for approximately $147.9 million. The 2023 Joint Venture financed the acquisitions with capital contributions from the 2023 JV Members, of which the Company contributed approximately $37.0 million.
2018 Joint Venture
As of September 30, 2024, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), owned and operated a portfolio of 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2024, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), owned and operated a portfolio of 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
ASSETS
Self storage properties	$2,696,454	$2,200,522
Less accumulated depreciation	(424,994)	(369,412)
Self storage properties, net	2,271,460	1,831,110
Other assets	52,666	37,826
Total assets	$2,324,126	$1,868,936
LIABILITIES AND EQUITY
Debt financing	$1,212,881	$1,003,223
Other liabilities	40,451	28,333
Equity	1,070,794	837,380
Total liabilities and equity	$2,324,126	$1,868,936

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	2023
Total revenue	$63,293	$53,989
Property operating expenses	(19,471)	(15,084)
Supervisory, administrative and other expenses	(4,150)	(3,564)
Depreciation and amortization	(21,671)	(17,147)
Interest expense	(13,650)	(10,417)
Non-operating expenses	(1,037)	(123)
Net income	$3,314	$7,654

	Nine Months Ended September 30,
	2024	2023
Total revenue	$180,105	$161,426
Property operating expenses	(56,523)	(45,246)
Supervisory, administrative and other expenses	(11,683)	(10,654)
Depreciation and amortization	(60,441)	(52,290)
Interest expense	(39,405)	(31,247)
Non-operating expenses	(192)	(310)
Net income	$11,861	$21,679

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired three self storage properties for $25.2 million during the nine months ended September 30, 2024. All of these acquisitions were acquired by the Company from third parties. The self storage property acquisitions were accounted for as asset acquisitions and accordingly, $0.1 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company allocated the total purchase price to the estimated fair value of tangible and intangible assets acquired and liabilities assumed. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at an estimated value of $0.5 million, resulting in a total value of $24.7 million allocated to real estate.
The following table summarizes the investment in self storage property acquisitions completed by the Company during the nine months ended September 30, 2024 (dollars in thousands):

Acquisitions Closed During the Three Months Ended:	Number of Properties	Summary of Investment
		Cash and Acquisition Costs	Value of Equity	Other Liabilities	Total

March 31, 2024	—	$—	$—	$—	$—
June 30, 2024	3	25,063	—	174	25,237
September 30, 2024	—	—	—	—	—
Total	3	$25,063	$—	$174	$25,237
Dispositions
During the nine months ended September 30, 2024, the Company sold 40 self storage properties to third parties for net proceeds of $273.1 million and contributed 56 self storage properties to the 2024 Joint Venture for net cash proceeds of $343.7 million. The Company recorded a net gain on the dispositions of $63.8 million.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30, 2024	December 31, 2023
Customer in-place leases, net of accumulated amortization of $780 and $3,263, respectively	$368	$1,609
Receivables:
Trade, net	9,602	9,842
Former PROs and other affiliates	9,057	7,784
Receivables from unconsolidated real estate ventures	8,315	4,446
Property acquisition and other deposits	98	—
Interest rate swaps	13,122	29,610
Prepaid expenses and other	12,590	14,743
Corporate furniture, equipment and other, net	2,891	2,659
Trade names	12,256	8,851
Management contracts, net of accumulated amortization of $8,304 and $6,777, respectively	43,662	14,049
Tenant reinsurance intangible, net of accumulated amortization of $5,352 and $3,839, respectively	91,033	32,227
Goodwill	8,182	8,182
Total	$211,176	$134,002
Amortization expense related to customer in-place leases amounted to $0.4 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively and $1.8 million and $7.1 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense related to management contracts amounted to $0.8 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively and $1.5 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.8 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively and $1.5 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of September 30, 2024 and December 31, 2023 is summarized as follows (dollars in thousands):

	Interest Rate(1)	September 30, 2024	December 31, 2023
Credit Facility:
Revolving line of credit	4.43%	$406,800	$381,000
Term loan B	—%	—	275,000
Term loan C	—%	—	325,000
Term loan D	3.96%	275,000	275,000
Term loan E	4.91%	130,000	130,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 Term loan facility	4.27%	100,000	100,000
June 2029 Term loan facility	5.37%	285,000	285,000
May 2026 Senior Unsecured Notes	2.16%	35,000	35,000
October 2026 Senior Unsecured Notes	6.46%	65,000	65,000
July 2028 Senior Unsecured Notes	5.75%	120,000	120,000
September 2028 Senior Unsecured Notes	5.40%	75,000	—
October 2028 Senior Unsecured Notes	6.55%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
October 2030 Senior Unsecured Notes	6.66%	35,000	35,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
September 2031 Senior Unsecured Notes	5.55%	125,000	—
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
October 2033 Senior Unsecured Notes	6.73%	50,000	50,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2034 Senior Unsecured Notes	5.74%	150,000	—
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.60%	217,147	222,757
Total principal		3,438,947	3,668,757
Unamortized debt issuance costs and debt premium, net		(10,643)	(10,552)
Total debt		$3,428,304	$3,658,205
(1)Represents the effective interest rate as of September 30, 2024. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

As of September 30, 2024, the Company's unsecured credit facility provided for total borrowing capacity of $1.355 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $950.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $275.0 million tranche D term loan facility (the "Term Loan D") and (iii) a $130.0 million tranche E term loan facility (the "Term Loan E"). During the three months ended September 30, 2024, the Company repaid the remaining $145.0 million of the tranche B term loan facility (the "Term Loan B") and the $325.0 million tranche C term loan facility (the "Term Loan C"). As of September 30, 2024, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.900 billion. As of September 30, 2024, $225.0 million of the Revolver is subject to interest rate swaps that mature in February 2025, which is reflected in the effective interest rate of 4.43%.
As of September 30, 2024, the Company had outstanding letters of credit totaling $6.5 million and would have had the capacity to borrow remaining Revolver commitments of $536.7 million while remaining in compliance with the credit facility's financial covenants. At September 30, 2024, the Company was in compliance with all such covenants.
September 2028, September 2031 And 2034 Senior Unsecured Notes
On September 5, 2024, the operating partnership issued $75.0 million of 5.40% senior unsecured notes due September 5, 2028 (the "September 2028 Notes"), $125.0 million of 5.55% senior unsecured notes due September 5, 2031 (the "September 2031 Notes"), and $150.0 million of 5.74% senior unsecured notes due September 5, 2034 (the "2034 Notes") in a private placement to certain institutional investors.
Future Debt Obligations
Based on existing debt agreements in effect as of September 30, 2024, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (dollars in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2024	$16,353	$(644)	$15,709
2025	2,185	(2,565)	(380)
2026	377,322	(2,272)	375,050
2027	624,169	(1,656)	622,513
2028	460,624	(1,367)	459,257
2029	487,789	(647)	487,142
Thereafter	1,470,505	(1,492)	1,469,013
	$3,438,947	$(10,643)	$3,428,304

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per common share - basic and diluted
Numerator
Net income	$29,771	$43,064	$157,139	$128,932
Net income attributable to noncontrolling interests	(11,070)	(13,827)	(62,349)	(41,290)
Net income attributable to National Storage Affiliates Trust	18,701	29,237	94,790	87,642
Distributions to preferred shareholders	(5,112)	(5,110)	(15,332)	(13,908)
Distributed and undistributed earnings allocated to participating securities	(9)	(13)	(34)	(44)
Net income attributable to common shareholders - basic	13,580	24,114	79,424	73,690
Effect of assumed conversion of dilutive securities	—	13,396	—	40,012
Net income attributable to common shareholders - diluted	$13,580	$37,510	$79,424	$113,702

Denominator
Weighted average shares outstanding - basic	75,760	87,004	77,047	88,263
Effect of dilutive securities:
Weighted average OP units outstanding	—	38,030	—	38,505
Weighted average DownREIT OP units outstanding	—	2,121	—	2,121
Weighted average LTIP units outstanding	—	61	—	54
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	18,902	—	18,667
Weighted average shares outstanding - diluted	75,760	146,118	77,047	147,610

Earnings per share - basic	$0.18	$0.28	$1.03	$0.83
Earnings per share - diluted	$0.18	$0.26	$1.03	$0.77

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2024, 540,751 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the three and nine months ended September 30, 2024, 208,400 LTIP units that vest upon the future acquisition of properties are excluded from the calculation of diluted earnings per share because the contingency for the units to vest has not been attained as of the end of the reported period.
Effective July 1, 2024, in connection with the internalization of the PRO structure, all outstanding subordinated performance units and DownREIT subordinated performance units were converted into OP units and DownREIT OP units, respectively. For periods in which the subordinated performance units were outstanding, the Company calculated the potentially dilutive impact of such units by assuming a hypothetical conversion into OP units and DownREIT OP units and considering the GAAP income that was allocated to such units.
For the three months ended September 30, 2024, potential common shares totaling 58.6 million, related to OP units, DownREIT OP units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share. For the nine months ended September 30, 2024, potential common shares totaling 58.2 million, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings (loss) per share as they are not dilutive to earnings (loss) per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Effective July 1, 2024, in connection with the internalization of the PRO structure, the Company purchased the PROs' management contracts and is transitioning the majority of operations in a phased approach, which has begun and is expected to continue over the 12-month period following the Closing Date. The Company has executed new asset management agreements with a number of its former PROs for all or a part of this transitionary period at newly negotiated management fees.
Supervisory and Administrative Fees
For certain of the self storage properties that were managed by the former PROs, the Company entered into asset management agreements with certain of its former PROs prior to the internalization of the PRO structure, to provide leasing, operating, supervisory and administrative services. These asset management agreements generally provided for fees ranging from 5% to 6% of gross revenue for such managed self storage properties. Through June 30, 2024, the Company incurred $10.2 million for supervisory and administrative fees to the former PROs under the prior asset management agreements. For the three and nine months ended September 30, 2023, the Company incurred $5.5 million and $16.1 million, respectively, for supervisory and administrative fees to the former PROs. Such fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Payroll Services
For the self storage properties that were managed by the former PROs, the employees responsible for operations were employees of its former PROs who charged the Company for the costs associated with the respective employees. Through June 30, 2024, the Company incurred $13.7 million for payroll and related costs reimbursable to the former PROs under the prior asset management agreements. For the three and nine months ended September 30, 2023, the Company incurred $6.7 million and $19.8 million, respectively, for payroll and related costs reimbursable to these former PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
In connection with the internalization of the PRO structure, a company owned and controlled by Mark Van Mourick, a former trustee of the Company, received 209,333 OP units with a value of approximately $8.4 million, along with approximately $2.9 million in cash. Prior to becoming a trustee of the Company, Warren Allen and a company owned and controlled by Mr. Allan, collectively received 209,333 OP units with a value of approximately $8.4 million and approximately $2.9 million in cash. Additionally, Arlen Nordhagen, the vice chairperson of the Company's board of trustees, received 64,887 OP units with a value of approximately $2.6 million as a result of a noncontrolling investment in one of the former PRO's affiliates.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of September 30, 2024
Interest Rate Swaps	12	$1,085,000	$13,122	$7,774

As of December 31, 2023
Interest Rate Swaps	17	$1,335,000	$29,610	$3,450

The following table presents the effect of our derivative instruments on our consolidated financial statements (dollars in thousands):

Fair value at December 31, 2022	$50,983
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(26,309)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	35,706
Fair value at September 30, 2023	$60,380

Fair value at December 31, 2023	$26,160
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(26,572)
Unrealized (losses) gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	5,760
Fair value at September 30, 2024	$5,348
As of September 30, 2024 and December 31, 2023, the Company had outstanding interest rate swaps with aggregate current notional amounts of $1,085.0 million and $1,335.0 million, respectively, designated as cash flow hedges. As of September 30, 2024, the Company's swaps had a weighted average remaining term of approximately 2.9 years.
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
The fair value of these swaps are included in other assets and liabilities in the Company's condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at September 30, 2024 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction in interest expense, approximately $8.3 million of the unrealized gains and losses included in accumulated other comprehensive income (loss). If market interest rates remain above the 2.76% weighted average fixed rate under these interest rate swaps the Company will continue to receive payments due to it from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the nine months ended September 30, 2024 and 2023. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including SOFR yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include SOFR yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2024, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, and accounts payable and accrued liabilities reflected in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing, comprising the Revolver, term loans under our credit facility and our term loan facilities, reflected in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023 approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Liabilities
Private Placement Notes	$1,950,000	$1,600,000	$1,834,086	$1,417,147
Mortgage Notes	217,147	222,757	212,044	211,480
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
Our vice chairperson of the board of trustees and former chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. Although the PRO structure contributed to our significant growth over the last decade, the internalization of the PRO structure has always been a part of our long term vision. Our former structure offered our PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Over time, largely through our unconsolidated real estate ventures and internalization of PROs, we have developed a full service internally-staffed property management platform. Effective July 1, 2024, we internalized our PRO structure.
As a result of the internalization of the PRO structure, effective July 1, 2024 (the "Closing Date"), we purchased each PRO's management contracts, certain PRO IP, and certain rights with respect to the PROs' tenant insurance programs. We are transitioning the majority of operations in a phased approach, which has begun and is expected to continue over the 12 month period following the Closing Date, and we have executed new asset management and property management agreements with a number of our former PROs for all or a part of this transitionary period at newly negotiated management fees. In connection with the internalization, on July 1, 2024, all 11,906,167 outstanding subordinated performance units and DownREIT subordinated performance units were converted into an aggregate of 17,984,787 OP units and DownREIT OP units.

Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of our consolidated properties and our unconsolidated real estate ventures. As of September 30, 2024, our property management platform managed and controlled the majority of our 811 consolidated properties and all 259 properties in our unconsolidated real estate ventures. The properties are primarily managed by us under the brands of iStorage, Move It, Moove In, Northwest, RightSpace, SecurCare and Southern.
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
As of September 30, 2024, we owned a geographically diversified portfolio of 811 self storage properties, located in 38 states and Puerto Rico, comprising approximately 52.0 million rentable square feet, configured in approximately 407,000 storage units. Of these properties, 306 were acquired by us from our former PROs, 504 were acquired from third-party sellers and one was acquired from the 2016 Joint Venture.
During the nine months ended September 30, 2024, we acquired three self storage properties for $25.2 million, comprising approximately 200,000 rentable square feet, configured in approximately 1,300 storage units. All of these self storage properties were acquired by us from third parties.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. In addition, we consider the 75% third-party interest in the Company's unconsolidated real estate ventures, which currently own 259 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $2.0 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth.
2024 Joint Venture
On February 13, 2024, we entered into the 2024 Joint Venture, in which we have a 25% ownership interest. During 2024, we contributed 56 self storage properties containing approximately 3.2 million rentable square feet, configured in over 24,000 storage units and located across seven states.
2023 Joint Venture
During the three months ended September 30, 2024, the 2023 Joint Venture acquired 18 self storage properties located across two states, consisting of approximately 1.2 million rentable square feet configured in over 8,000 storage units for approximately $147.9 million. The 2023 Joint Venture financed these acquisitions with capital contributions from the 2023 JV Members, of which we contributed approximately $37.0 million. The 2023 JV Agreement allows for equity capital contributions of up to $400.0 million from the 2023 JV Members over a twenty-four month period starting in December 2023, with options to extend the investment time period by two additional six month periods.
2018 Joint Venture
As of September 30, 2024, our 2018 Joint Venture, in which we have a 25% interest, owned and operated a portfolio of 104 properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.

2016 Joint Venture
As of September 30, 2024, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated a portfolio of 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition and disposition activity and the internalization of our PRO structure. We contributed 56 self storage properties to the 2024 Joint Venture and sold an additional 40 self storage properties to third parties during the nine months ended September 30, 2024. We also sold 32 self storage properties to a third party during the three months ended December 31, 2023. We acquired three self storage properties during the nine months ended September 30, 2024 and 20 self storage properties during the year ended December 31, 2023. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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

Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change

Rental revenue	$174,467	$201,833	$(27,366)
Other property-related revenue	7,405	7,764	(359)
Management fees and other revenue	11,749	9,550	2,199
Total revenue	193,621	219,147	(25,526)
Property operating expenses	52,712	58,581	(5,869)
General and administrative expenses	13,114	15,100	(1,986)
Depreciation and amortization	47,661	55,842	(8,181)
Other	3,643	4,138	(495)
Total operating expenses	117,130	133,661	(16,531)
Other (expense) income
Interest expense	(39,575)	(43,065)	3,490
Loss on early extinguishment of debt	(323)	—	(323)
Equity in (losses) earnings of unconsolidated real estate ventures	(4,712)	1,930	(6,642)
Acquisition and integration costs	(1,164)	(341)	(823)
Non-operating expense	(83)	(24)	(59)
Other expense, net	(45,857)	(41,500)	(4,357)
Income before income taxes	30,634	43,986	(13,352)
Income tax expense	(863)	(922)	59
Net income	29,771	43,064	(13,293)
Net income attributable to noncontrolling interests	(11,070)	(13,827)	2,757
Net income attributable to National Storage Affiliates Trust	18,701	29,237	(10,536)
Distributions to preferred shareholders	(5,112)	(5,110)	(2)
Net income attributable to common shareholders	$13,589	$24,127	$(10,538)
Total Revenue
Our total revenue, including management fees and other revenue, decreased by $25.5 million, or 11.6%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the nine months ended September 30, 2024. The decrease in total revenue was also attributable to a decrease in total portfolio average occupancy from 88.6% for the three months ended September 30, 2023 to 86.0% for the three months ended September 30, 2024. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue decreased by $27.4 million, or 13.6%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. The decrease in rental revenue was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the nine months ended September 30, 2024. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $15.32, for the three months ended September 30, 2023 to $15.57, or 1.6%, for the three months ended September 30, 2024, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related fees and sales of storage supplies. Other property-related revenue decreased by $0.4 million, or 4.6%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease primarily resulted from a decrease in tenant insurance revenue due to the disposition of properties during the three months ended December 31, 2023 and nine months ended September 30, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $2.2 million, or 23.0%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This increase was primarily attributable to increased property management and acquisition fees resulting from the 2023 Joint Venture and the 2024 Joint Venture and changes in our tenant insurance programs.
Property Operating Expenses
Property operating expenses decreased $5.9 million, or 10.0%, for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. The decrease in property operating expenses was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the nine months ended September 30, 2024.
General and Administrative Expenses
General and administrative expenses decreased $2.0 million, or 13.2%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily attributable to a decrease in management fees following the internalization of the PRO structure.
Depreciation and Amortization
Depreciation and amortization decreased $8.2 million, or 14.7%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the nine months ended September 30, 2024.
Other
Other expenses decreased $0.5 million, or 12.0%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. This decrease was primarily attributable to decreases in casualty-related expenses and losses, partially offset by an increase in administrative costs relating to our tenant insurance programs.
Interest Expense
Interest expense decreased $3.5 million, or 8.1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The decrease in interest expense was primarily attributable to a decrease in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $942.0 million, as of September 30, 2023, to $186.8 million as of September 30, 2024.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt increased $0.3 million for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. During the three months ended September 30, 2024, in connection with the early repayment of Term Loan C, we expensed $0.3 million of unamortized debt issuance costs.
Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our ownership interests in the 2024 Joint Venture, 2023 Joint Venture, 2018 Joint Venture and the 2016 Joint Venture. During the three months ended September 30, 2024, we recorded $4.7 million of equity in losses from our unconsolidated real estate ventures compared to $1.9 million of earnings for the three months ended September 30, 2023. The decrease was primarily attributable to the non-cash impact of applying hypothetical liquidation at book value (HLBV) to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of September 30, 2024.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $11.1 million for the three months ended September 30, 2024, compared to $13.8 million for the three months ended September 30, 2023.
Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Change

Rental revenue	$529,218	$595,273	$(66,055)
Other property-related revenue	20,654	22,184	(1,530)
Management fees and other revenue	30,345	25,194	5,151
Total revenue	580,217	642,651	(62,434)
Property operating expenses	159,607	172,158	(12,551)
General and administrative expenses	44,977	44,325	652
Depreciation and amortization	141,702	168,005	(26,303)
Other	10,510	8,531	1,979
Total operating expenses	356,796	393,019	(36,223)
Other (expense) income
Interest expense	(114,920)	(120,706)	5,786
Loss on early extinguishment of debt	(323)	(758)	435
Equity in (losses) earnings of unconsolidated real estate ventures	(10,791)	5,469	(16,260)
Acquisition and integration costs	(2,151)	(1,424)	(727)
Non-operating income (expense)	352	(426)	778
Gain on sale of self storage properties	63,841	—	63,841
Other expense, net	(63,992)	(117,845)	53,853
Income before income taxes	159,429	131,787	27,642
Income tax expense	(2,290)	(2,855)	565
Net income	157,139	128,932	28,207
Net income attributable to noncontrolling interests	(62,349)	(41,290)	(21,059)
Net income attributable to National Storage Affiliates Trust	94,790	87,642	7,148
Distributions to preferred shareholders	(15,332)	(13,908)	(1,424)
Net income attributable to common shareholders	$79,458	$73,734	$5,724
Total Revenue
Our total revenue, including management fees and other revenue, decreased by $62.4 million, or 9.7%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the nine months ended September 30, 2024. The decrease in total revenue was also attributable to a decrease in total portfolio average occupancy from 88.7% for the nine months ended September 30, 2023 to 85.8% for the nine months ended September 30, 2024. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue decreased by $66.1 million, or 11.1%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. The decrease in rental revenue was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the nine months ended September 30, 2024. Average annualized rental revenue per occupied square foot increased from $15.13, for the nine months ended September 30, 2023 to $15.64, or 3.4%, for the nine months ended September 30, 2024, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related fees and sales of storage supplies. Other property-related revenue decreased by $1.5 million, or 6.9%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease primarily resulted from a decrease in tenant insurance revenue due to the disposition of properties during the three months ended December 31, 2023 and nine months ended September 30, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which include revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $5.2 million, or 20.4%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This increase was primarily attributable to increased property management and acquisition fees resulting from the 2023 Joint Venture and the 2024 Joint Venture and changes in our tenant insurance programs.
Property Operating Expenses
Property operating expenses decreased $12.6 million, or 7.3%, for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. The decrease in property operating expenses was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the nine months ended September 30, 2024.
General and Administrative Expenses
General and administrative expenses increased $0.7 million, or 1.5%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This increase was primarily attributable to increases in personnel costs and increased equity compensation expense resulting from the accelerated vesting of awards related to executive severance.
Depreciation and Amortization
Depreciation and amortization decreased $26.3 million, or 15.7%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. This decrease was primarily attributable to (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the nine months ended September 30, 2024.
Other
Other expenses increased $2.0 million, or 23.2%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2024. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs.
Interest Expense
Interest expense decreased $5.8 million, or 4.8%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The decrease in interest expense was primarily attributable to a decrease in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $942.0 million, as of September 30, 2023, to $186.8 million as of September 30, 2024.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.4 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. During the nine months ended September 30, 2024, in connection with the early repayment of Term Loan C, we expensed $0.3 million of unamortized debt issuance costs. During the nine months ended September 30, 2023, in connection with an amendment to our credit facility, two of the lenders that were included in the syndicated group of lenders prior to the amendment are no longer participating lenders following the amendment, which constitutes an extinguishment of debt for accounting purposes. Additionally, in connection with the amendment we retired two term loans prior to their contractual maturity. Loss on early extinguishment of debt includes costs incurred related to these extinguishments, and the write off of $0.4 million of unamortized debt issuance costs related to the retired term loans or attributed to the entities no longer included in the lender syndicate.
Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our ownership interests in the 2024 Joint Venture, 2023 Joint Venture, 2018 Joint Venture and the 2016 Joint Venture. During the nine months ended September 30, 2024, we recorded $10.8 million of equity in losses from our unconsolidated real estate ventures compared to $5.5 million of earnings for the nine months ended September 30, 2023. The decrease was primarily attributable to the non-cash impact of applying HLBV to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of September 30, 2024.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties increased $63.8 million for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. The increase in gain on sale of self storage properties was primarily attributable to the sale of 40 self storage properties to third parties and contribution of 56 self storage properties to the 2024 Joint Venture during the nine months ended September 30, 2024, for net proceeds of $616.8 million.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $62.3 million for the nine months ended September 30, 2024, compared to $41.3 million for the nine months ended September 30, 2023.
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
The following table presents a reconciliation of net income to FFO and Core FFO for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$29,771	$43,064	$157,139	$128,932
Add (subtract):
Real estate depreciation and amortization	47,286	55,528	140,588	167,078
Equity in losses (earnings) of unconsolidated real estate ventures	4,712	(1,930)	10,791	(5,469)
Company's share of FFO in unconsolidated real estate ventures	6,164	6,217	18,026	18,542
Gain on sale of self storage properties	—	—	(63,841)	—
Distributions on preferred shares and units	(5,568)	(5,393)	(16,704)	(14,758)
FFO attributable to subordinated performance units(1)	—	(12,068)	(21,622)	(36,164)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	82,365	85,418	224,377	258,161
Add (subtract):
Acquisition costs	287	341	1,274	1,424
Integration and executive severance costs(2)	907	—	1,534	—
Casualty-related recoveries(3)	—	—	—	(522)
Loss on early extinguishment of debt	323	—	323	758
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$83,882	$85,759	$227,508	$259,821

Weighted average shares and units outstanding - FFO and Core FFO:(4)
Weighted average shares outstanding - basic	75,760	87,004	77,047	88,263
Weighted average restricted common shares outstanding	19	25	21	26
Weighted average OP units outstanding	52,740	38,030	42,709	38,504
Weighted average DownREIT OP unit equivalents outstanding	5,769	2,120	3,346	2,120
Weighted average LTIP units outstanding	663	562	676	545
Total weighted average shares and units outstanding - FFO and Core FFO	134,951	127,741	123,799	129,458

FFO per share and unit	$0.61	$0.67	$1.81	$1.99
Core FFO per share and unit	$0.62	$0.67	$1.84	$2.01

(1)	Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2)	Integration costs relate to expenses incurred as a part of the internalization of the PRO structure. Executive severance costs are recorded within the line items "General and administrative expenses" and "Non-operating (expense) income" in our condensed consolidated statements of operations.
(3)	Casualty-related recoveries relate to casualty-related expenses incurred during 2022 and are recorded in the line item "Other" within operating expenses in our condensed consolidated statements of operations.
(4)
NSA combines OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in the Company's operating partnership are redeemable for cash or, at NSA's option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at NSA's option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. All subordinated performance units and DownREIT subordinated performance units were converted into OP units on July 1, 2024, in connection with the internalization of the PRO structure. See footnote(1) to the following table for additional discussion of subordinated performance units, DownREIT subordinated performance units, and LTIP units in the calculation of FFO and Core FFO per share and unit.

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per share - diluted	$0.18	$0.26	$1.03	$0.77
Impact of the difference in weighted average number of shares(1)	(0.08)	0.04	(0.39)	0.11
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.08	—	0.49	—
Add real estate depreciation and amortization	0.35	0.44	1.14	1.29
Add (subtract) equity in losses (earnings) of unconsolidated real estate ventures	0.03	(0.02)	0.08	(0.04)
Add Company's share of FFO in unconsolidated real estate ventures	0.05	0.05	0.15	0.14
Subtract gain on sale of self storage properties	—	—	(0.52)	—
FFO attributable to subordinated performance unitholders	—	(0.10)	(0.17)	(0.28)
FFO per share and unit	0.61	0.67	1.81	1.99
Add acquisition costs	—	—	0.01	0.01
Add integration and executive severance	0.01	—	0.02	—
Add loss on early extinguishment of debt	—	—	—	0.01
Core FFO per share and unit	$0.62	$0.67	$1.84	$2.01

(1)
Adjustment accounts for the difference between the weighted average number of shares used to calculate diluted earnings per share and the weighted average number of shares used to calculate FFO and Core FFO per share and unit. Diluted earnings per share is calculated using the two-class method for the company's restricted common shares and the treasury stock method for certain unvested LTIP units, and assumes the conversion of vested LTIP units into OP units on a one-for-one basis and the hypothetical conversion of subordinated performance units, and DownREIT subordinated performance units into OP units. All outstanding subordinated performance units and DownREIT subordinated performance units were converted into OP units on July 1, 2024, in connection with the internalization of the PRO structure. The computation of weighted average shares and units for FFO and Core FFO per share and unit includes all restricted common shares and LTIP units that participate in distributions and excludes all subordinated performance units and DownREIT subordinated performance units because their effect has been accounted for through the allocation of FFO to the related unitholders based on distributions declared.

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
We believe NOI is useful to investors in evaluating our operating performance because:
•NOI is one of the primary measures used by our management to evaluate the economic productivity of our properties, including our ability to lease our properties, increase pricing and occupancy and control our property operating expenses;
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
Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023
As of September 30, 2024, our same store portfolio consisted of 776 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the three months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Rental revenue
Same store portfolio	$167,796	$174,671	$(6,875)
Non-same store portfolio	6,671	27,162	(20,491)
Total rental revenue	174,467	201,833	(27,366)
Other property-related revenue
Same store portfolio	7,012	6,540	472
Non-same store portfolio	393	1,224	(831)
Total other property-related revenue	7,405	7,764	(359)
Property operating expenses
Same store portfolio	50,164	49,566	598
Non-same store portfolio	2,548	9,015	(6,467)
Total property operating expenses	52,712	58,581	(5,869)
Net operating income
Same store portfolio	124,644	131,645	(7,001)
Non-same store portfolio	4,516	19,371	(14,855)
Total net operating income	$129,160	$151,016	$(21,856)
Rental Revenue
Same store portfolio rental revenues decreased $6.9 million, or 3.9%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. This decrease in same store portfolio rental revenue was driven by a decrease in average occupancy from 89.2% for the three months ended September 30, 2023 to 86.3% for the three months ended September 30, 2024. Annualized same store portfolio rental revenue per occupied square feet decreased from $15.81 to $15.67, or 0.9%, for the three months ended September 30, 2024, driven primarily by decreased lease rates for new tenants.
Other Property-Related Revenue
Same store portfolio other property-related revenue increased by $0.5 million, or 7.2%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Property Operating Expenses
Same store portfolio property operating expenses increased $0.6 million, or 1.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in same store property operating expenses was primarily a result of increases in property tax and insurance expense.
For details regarding the changes in non-same store portfolio rental revenue, other property-related revenue, and property operating expenses, please refer to "Results of Operations" above.
Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
As of September 30, 2024, our same store portfolio consisted of 776 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Rental revenue
Same store portfolio	$503,501	$518,180	$(14,679)
Non-same store portfolio	25,717	77,093	(51,376)
Total rental revenue	529,218	595,273	(66,055)
Other property-related revenue
Same store portfolio	19,360	18,802	558
Non-same store portfolio	1,294	3,382	(2,088)
Total other property-related revenue	20,654	22,184	(1,530)
Property operating expenses
Same store portfolio	149,659	144,674	4,985
Non-same store portfolio	9,948	27,484	(17,536)
Total property operating expenses	159,607	172,158	(12,551)
Net operating income
Same store portfolio	373,202	392,308	(19,106)
Non-same store portfolio	17,063	52,991	(35,928)
Total net operating income	$390,265	$445,299	$(55,034)
Rental Revenue
Same store portfolio rental revenues decreased $14.7 million, or 2.8%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. This decrease in same store portfolio rental revenue was driven primarily by a decrease in average occupancy from 89.4% for the nine months ended September 30, 2023 to 86.1% for the nine months ended September 30, 2024. Average annualized same store rental revenue per occupied square foot increased from $15.61 to $15.72, or 0.7%, for the nine months ended September 30, 2024, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Same store portfolio other property-related revenue increased by $0.6 million, or 3.0%, for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.
Property Operating Expenses
Same store portfolio property operating expenses increased $5.0 million, or 3.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase in same store property operating expenses was primarily a result of increases in marketing and insurance costs.

For details regarding the changes in non-same store portfolio rental revenue, other property-related revenue, and property operating expenses, please refer to "Results of Operations" above.
The following table presents a reconciliation of net income to NOI for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$29,771	$43,064	$157,139	$128,932
(Subtract) Add:
Management fee and other revenue	(11,749)	(9,550)	(30,345)	(25,194)
General and administrative expenses	13,114	15,100	44,977	44,325
Other	3,643	4,138	10,510	8,531
Depreciation and amortization	47,661	55,842	141,702	168,005
Interest expense	39,575	43,065	114,920	120,706
Equity in losses (earnings) of unconsolidated real estate venture	4,712	(1,930)	10,791	(5,469)
Loss on early extinguishment of debt	323	—	323	758
Acquisition and integration costs	1,164	341	2,151	1,424
Income tax expense	863	922	2,290	2,855
Gain on sale of self storage properties	—	—	(63,841)	—
Non-operating expense (income)	83	24	(352)	426
Net Operating Income	$129,160	$151,016	$390,265	$445,299
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$29,771	$43,064	$157,139	$128,932
Add:
Depreciation and amortization	47,661	55,842	141,702	168,005
Company's share of unconsolidated real estate ventures depreciation and amortization	5,418	4,287	15,110	13,073
Interest expense	39,575	43,065	114,920	120,706
Income tax expense	863	922	2,290	2,855
Loss on early extinguishment of debt	323	—	323	758
EBITDA	123,611	147,180	431,484	434,329
Add (subtract):
Acquisition costs	287	341	1,274	1,424
Effect of hypothetical liquidation at book value (HLBV) accounting for unconsolidated 2024 Joint Venture(1)	5,458	—	13,707	—
Gain on sale of self storage properties	—	—	(63,841)	—
Integration and executive severance costs, excluding equity-based compensation(2)	877	—	1,100	—
Casualty-related recoveries(3)	—	—	—	(522)
Equity-based compensation expense(4)	1,911	1,702	6,097	5,028
Adjusted EBITDA	$132,144	$149,223	$389,821	$440,259

(1)
Reflects the non-cash impact of applying HLBV to the 2024 Joint Venture, which allocates GAAP income (loss) on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(2)	Integration costs relate to expenses incurred as a part of the internalization of the PRO structure. Executive severance costs are recorded within the line items "General and administrative expenses" and "Non-operating (expense) income" in our condensed consolidated statements of operations.
(3)	Casualty-related recoveries relate to casualty-related expenses incurred during 2022 and are recorded in the line item "Other" within operating expenses in our condensed consolidated statements of operations.
(4)	Equity-based compensation expense is a non-cash item that is included in general and administrative expenses in our condensed consolidated statements of operations.

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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. In 2022 and 2023, the Federal Reserve Board increased interest rates from historically low levels, until pausing increases in August 2023 and decreasing rates in September 2024. Although the Federal Reserve Board has signaled an intention to continue to reduce interest rates in 2024, there is no assurance that this will occur or that the Federal Reserve Board will not maintain or raise interest rates in the future. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At September 30, 2024, we had $69.9 million in cash and cash equivalents and $8.5 million of restricted cash, an increase in cash and cash equivalents of $4.9 million and a decrease in restricted cash of $14.2 million from December 31, 2023. Restricted cash primarily consists of escrowed funds deposited with financial institutions resulting from property sales for which we elected to purchase replacement property in accordance with Section 1031 of the Code, and for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $282.9 million for the nine months ended September 30, 2024 compared to $347.6 million for the nine months ended September 30, 2023, a decrease of $64.7 million. Our operating cash flow decreased primarily due to a decrease in rental revenue, partially offset by a decrease in property operating expenses driven by (i) the sale of 32 self storage properties to a third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to third parties in the nine months ended September 30, 2024.

Investing Activities
Cash provided by investing activities was $470.9 million for the nine months ended September 30, 2024 compared to $75.9 million of cash used in investing activities for the nine months ended September 30, 2023. The primary sources of cash for the nine months ended September 30, 2024 were the $616.8 million of proceeds from the 56 self storage properties contributed to the 2024 Joint Venture in the three months ended March 31, 2024, and the sale of 40 self storage properties to third parties in the nine months ended September 30, 2024, partially offset by our investment in the 2023 and 2024 Joint Venture of $74.2 million, $32.7 million in cash in connection with our acquisition of the PROs intangible assets related to the internalization of our PRO structure and our acquisition of three self storage properties for cash consideration of $25.1 million.
Capital expenditures totaled $13.0 million and $26.0 million during the nine months ended September 30, 2024 and 2023, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023
Recurring capital expenditures	$9,187	$11,298
Value enhancing capital expenditures	2,675	5,844
Acquisitions capital expenditures	1,611	8,072
Total capital expenditures	13,473	25,214
Change in accrued capital spending	(468)	741
Capital expenditures per statement of cash flows	$13,005	$25,955

Financing Activities
Cash used in our financing activities was $763.1 million for the nine months ended September 30, 2024 compared to $253.2 million for the nine months ended September 30, 2023. Our primary uses of financing cash flows for the nine months ended September 30, 2024 were for principal payments on existing debt of $1.3 billion (which included $723.2 million of principal repayments under the Revolver, $275.0 million repayment of Term Loan B, $325.0 million repayment of Term Loan C, $4.0 million of fixed rate mortgage repayments and $1.6 million of scheduled fixed rate mortgage principal amortization payments), common share repurchases of $275.2 million (inclusive of commissions and fees), payments of dividends to common shareholders of $128.3 million, distributions to noncontrolling interests of $100.9 million, and distributions to preferred shareholders of $15.3 million. Our sources of financing cash flows for the nine months ended September 30, 2024 primarily consisted of $749.0 million of borrowings under our Revolver, $75.0 million from the issuance of the September 2028 Notes, $125.0 million from the issuance of the September 2031 Notes and $150.0 million from the issuance of the 2034 Notes.

Credit Facility and Term Loan Facilities
As of September 30, 2024, our credit facility provided for total borrowings of $1.355 billion, consisting of the following components: (i) a Revolver which provides for a total borrowing commitment up to $950.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $275.0 million Term Loan D and (iii) a $130.0 million Term Loan E. The Revolver is set to mature in January 2027; provided that we may elect up to two times to extend the maturity by six months each up to January 2028 by paying an extension fee for each such election of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. Term Loan B matured in July 2024 and Term Loan C was repaid in September 2024. Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of September 30, 2024, we have an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.900 billion.
As of September 30, 2024, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 3.96% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.91%. As of September 30, 2024, we would have had the capacity to borrow remaining Revolver commitments of $536.7 million while remaining in compliance with the credit facility's financial covenants.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility in an aggregate amount of $75.0 million. As of September 30, 2024, the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of September 30, 2024, the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of September 30, 2024, the June 2029 Term Loan Facility had an effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
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
September 2028, September 2031 and 2034 Senior Unsecured Notes
On September 5, 2024, our operating partnership issued $75.0 million of 5.40% senior unsecured notes due September 5, 2028, $125.0 million of 5.55% senior unsecured notes due September 5, 2031, and $150.0 million of 5.74% senior unsecured notes due September 5, 2034 in a private placement to certain institutional investors.
Equity Transactions
Issuance of Common Shares
During the nine months ended September 30, 2024, after receiving notices of redemption from certain OP unitholders, we elected to issue 1,326,914 common shares to such holders in exchange for 1,326,914 OP units in satisfaction of the operating partnership's redemption obligations.
Common Share Repurchases
During the nine months ended September 30, 2024, we repurchased 7,400,322 common shares for approximately $275.2 million (inclusive of commissions and fees).
Issuance and Redemption of OP Equity
During the nine months ended September 30, 2024, we issued (i) 14,376,264 OP units upon the conversion of 7,772,693 subordinated performance units due to the internalization of the PRO structure, (ii) 1,548,866 OP units in connection with the purchase of the PROs' intangible assets, (iii) 43,556 OP units upon the conversion of 23,690 subordinated performance units, (iv) and 92,174 OP units upon the conversion of an equivalent number of LTIP units. In addition, we redeemed 28,017 OP units, 194,888 subordinated performance units for cash and 6,665 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
During the nine months ended September 30, 2024, we issued 3,608,523 DownREIT OP units upon the conversion of 4,133,474 DownREIT subordinated performance units due to the internalization of the PRO structure and 40,200 DownREIT OP units that were issued in exchange for OP units.
Dividends and Distributions
On August 15, 2024, our board of trustees declared a cash dividend and distribution, respectively, of $0.56 per common share and OP unit to shareholders and OP unitholders of record as of September 13, 2024. On August 15, 2024, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of September 13, 2024.

Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of September 30, 2024, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of September 30, 2024, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
Interest Rate Risk
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
As of September 30, 2024, we had $186.8 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $1.9 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 30, 2024, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 1,048,202 common shares to satisfy redemption requests from certain limited partners.
On July 1, 2024, in connection with the internalization of the PRO structure as described above in this Form 10-Q, the operating partnership issued 1,548,866 OP Units to the PROs as consideration for the purchase of the PROs' intangible assets.
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
As of October 28, 2024, other than those OP units held by the Company, after reflecting the transactions described herein, 58,914,586 OP units were outstanding (including 871,576 outstanding LTIP units in the operating partnership and 5,769,214 outstanding DownREIT OP units, which are convertible into, or exchangeable for, OP units on a one-for-basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares, under which $256,892 of common shares remain available for repurchase. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to an additional $275.0 million of the Company's common shares, under which no common shares remain available for repurchase. The table below summarizes all of our repurchases of common shares during three months ended September 30, 2024:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1 - July 31, 2024	—	$—	—	$256,892
August 1 - August 31, 2024	—	—	—	256,892
September 1 - September 30, 2024	—	—	—	256,892
Total/Weighted Average	—	$—	—	$256,892

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
Date: October 31, 2024