Form 10-K
period 2024-12-31
National Storage Affiliates Trust
filed 2025-02-27
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $3.1 billion as of June 30, 2024. As of February 24, 2025, 76,402,059 common shares of beneficial interest, $0.01 par value per share, were outstanding.

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
Statements regarding the following subjects, among others, may be forward-looking:
•market trends in our industry, interest rates, inflation, tariff policies, the debt and lending markets or the general economy;
•our business and investment strategy;
•the acquisition or disposition of properties, including those under contract, and the ability of our acquisitions to achieve underwritten capitalization rates and our ability to execute on our acquisition pipeline;
•the timing of acquisitions or dispositions;
•the integration of the properties managed by our former participating regional operators ("PROs") into the Company, including into our financial and operational reporting infrastructure and internal control framework;
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
•impacts from major public health events, including unfavorable changes to economic conditions that could adversely affect occupancy levels, rental rates, expenses and the ability of the Company's tenants to pay rent;
•changes in the value of our assets;
•projected capital expenditures;
•the impact of technology on our products, operations, and business;
•the implementation of our technology programs (including our ability to effectively implement our integrated Internet marketing strategy or adopt advancements in information technology);
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
•risks related to or a consequence of natural disasters or acts of violence, major public health events, active shooters, terrorism, insurrection or war that affect the markets in which we operate;
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
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2024, we held ownership interests in and operated a geographically diversified portfolio of 1,074 self storage properties located in 42 states and Puerto Rico, comprising approximately 70.2 million rentable square feet, configured in approximately 552,000 storage units. We completed our initial public offering in 2015 and our common shares of beneficial interest, $0.01 par value per share ("common shares"), are listed on the New York Stock Exchange under the symbol "NSA."

Our vice chairperson of the board of trustees and former chairperson of the board of trustees and chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. Although the PRO structure contributed significantly to our growth over the last decade, the internalization of the PRO structure has always been a part of our long term vision. Our former structure offered our former PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Over time, largely through our unconsolidated real estate ventures, retirement of PROs and the internalization of our PRO structure, effective July 1, 2024 (the "Closing Date"), we have developed a full service internally-staffed property management platform.
As a result of the internalization of the PRO structure, we purchased each of the PROs' asset management and property management contracts (collectively, the "management contracts"), certain of the PROs' intellectual property and brands ("PRO IP"), and certain rights with respect to the PROs' tenant insurance programs (together with the management contracts and PRO IP, the "PROs' intangible assets"). We have transitioned the majority of operations in a phased approach, which is expected to continue over the 12 month period following the Closing Date, and we have executed new asset management and property management agreements with a number of our former PROs for all or a part of this transitionary period at newly negotiated management fees. In connection with the internalization of the PRO structure, on the Closing Date, all 11,906,167 outstanding subordinated performance units and DownREIT subordinated performance units were converted into an aggregate of 17,984,787 OP units and DownREIT OP units.
We believe that our national platform has significant potential for continued external and internal growth. We seek to further expand our national platform by continuing to pursue strategic acquisitions, as well as to opportunistically partner with institutional funds and other institutional investors in strategic joint venture arrangements while integrating our operations through the implementation of centralized initiatives, including management information systems, revenue enhancement, and cost optimization programs.
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of our consolidated properties and our unconsolidated real estate ventures. As of December 31, 2024, our property management platform managed and controlled the majority of our 815 consolidated properties and all 259 of our unconsolidated real estate venture properties. The properties are primarily managed by us under the brands of iStorage, Move It, Moove In, Northwest, RightSpace, SecurCare and Southern.
We earn certain customary fees for managing and operating the properties in the unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Our Consolidated Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that we believe are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. As of December 31, 2024, we owned a geographically diversified portfolio of 815 self storage properties located in 38 states and Puerto Rico, comprising approximately 52.2 million rentable square feet, configured in approximately 409,000 storage units. Of these properties, 306 were acquired by us from our former PROs, 508 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8). A complete listing of, and additional information about, our self storage properties is included in Item 2 of this report.
During the year ended December 31, 2024, we acquired seven consolidated self storage properties and annexes to existing properties, all of which were acquired by us from unaffiliated third-party sellers. The following is a summary of our 2024 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State/Territory	Properties	Units	Square Feet	Fair Value
2024 Acquisitions:
Florida(1)	3	1,615	184,299	$29,753
Texas(2)	3	1,291	215,393	27,572
North Carolina	1	514	63,250	7,548
Total	7	3,420	462,942	$64,873

(1)	Includes land acquisition with no incremental storage.
(2)	Includes annexes to existing properties.
During the year ended December 31, 2024, we sold, to unaffiliated third parties, 40 self storage properties consisting of approximately 2.6 million rentable square feet configured in approximately 19,000 storage units for approximately $273.1 million and we contributed, to the 2024 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), 56 self storage properties consisting of approximately 3.2 million rentable square feet configured in approximately 24,000 storage units for approximately $343.7 million.
During the year ended December 31, 2023, we acquired 20 consolidated self storage properties and annexes to existing properties, of which 19 were acquired by us from our former PROs and one was acquired by us from an unaffiliated third-party seller. The following is a summary of our 2023 consolidated acquisition activity (dollars in thousands):

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
During the year ended December 31, 2023, we sold 32 self storage properties and an undeveloped land parcel to unaffiliated third parties consisting of approximately 2.0 million rentable square feet configured in approximately 16,000 storage units for approximately $262.3 million.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2024 Joint Venture
As of December 31, 2024, our 2024 Joint Venture, in which we have a 25% ownership interest, owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.

2023 Joint Venture
As of December 31, 2024, our 2023 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated 18 self storage properties, all of which were acquired by the 2023 Joint Venture in 2024, containing approximately 1.2 million rentable square feet, configured in approximately 8,000 storage units and located across two states.
2018 Joint Venture
As of December 31, 2024, our 2018 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2024, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Our Long-Term Business and Growth Strategies
With our diversified national portfolio of self storage properties, we seek to increase scale, achieve optimal revenue-producing occupancy and rent levels, and increase long-term shareholder value by achieving sustainable long-term growth. Our business and growth strategies to achieve these objectives are as follows:
High Quality Properties in Key Growth Markets.    We held ownership interests in and operated a geographically diversified portfolio of 1,074 self storage properties located in 42 states and Puerto Rico, comprising approximately 70.2 million rentable square feet, configured in approximately 552,000 storage units as of December 31, 2024. Over 70% of our consolidated portfolio is located in the top 100 MSAs, based on our 2024 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
Integrated Platform Utilizing Advanced Technology for Enhanced Operational Performance.    Our national platform allows us to capture cost savings through integration and centralization, thereby eliminating redundancies and utilizing economies of scale. As compared to a stand-alone operator, our national platform has greater access to lower-cost capital, reduced Internet marketing costs per customer lead, discounted property insurance expense, and reduced overhead costs. In addition, we have has sufficient scale for various centralized functions, including financial reporting, the operation of call centers, expanding cell tower leasing, a national credit card processing program, marketing, information technology, legal support, and capital market functions, to achieve substantial cost savings over smaller, individual operators.
Our national platform utilizes advanced technology for our data warehouse program, Internet marketing, our centralized call centers, financial and property analytic dashboards, revenue optimization analytics and expense management tools to enhance operational performance. These centralized programs are positively impacting our business performance, and we believe that they will continue to be a driver of organic growth going forward.
Maximize Property Level Cash Flow.    We strive to maximize the cash flows at our properties by leveraging the economies of scale provided by our national platform. We believe that our efficient national platform and centralized infrastructure will enable us to achieve optimal market rents and occupancy, reduce operating expenses and increase the sale by us of ancillary products and services, including tenant insurance, of which we receive a portion of the proceeds, truck rentals and packing supplies.

Participate in Industry Consolidation Through Acquisitions.    The self storage industry is highly fragmented, with the majority of self storage properties in the United States owned by private companies and owners, representing a significant consolidation opportunity. We have established an extensive network of industry relationships and contacts in our respective markets. Through these regional and local connections, we are able to access acquisition opportunities, including some opportunities that are not publicly marketed or sold through auctions. We believe our industry networks and underwriting expertise provide us with a competitive advantage in identifying and selecting attractive acquisition opportunities, in many cases, before they are publicly marketed. We also believe our reputation as a reliable, well-capitalized buyer, along with our willingness to use OP units as transactional currency for a tax-deferred transaction to self storage owners seeking to sell their properties, gives us a competitive advantage over self storage companies that do not have the same transactional history or tax-deferred alternatives.
Strategic Joint Venture Arrangements.    We intend to continue to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. We intend to leverage our property management platform to provide property and asset management services for future strategic joint ventures, generating additional operating profits and third party fee income. In addition, we consider the 75% third-party interest in our unconsolidated real estate ventures, which as of December 31, 2024 owned 259 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $2.0 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth.
Our Financing Strategy
We expect to maintain a flexible approach in financing new property acquisitions. In general, we expect to fund our property acquisitions through a combination of borrowings under bank credit facilities (including term loans and revolving facilities), property-level debt, issuances of OP equity and public and private equity and debt issuances.
Credit Facility.  As of December 31, 2024, our unsecured credit facility provided for total borrowings of $1.355 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provided for a total borrowing commitment up to $950.0 million, under which we could borrow, repay and re-borrow amounts, (ii) a $275.0 million tranche D term loan facility (the "Term Loan D") and (iii) a $130.0 million tranche E term loan facility (the "Term Loan E"). As of December 31, 2024, we had the entire amounts drawn on Term Loan D and Term Loan E and we had approximately $443.3 million of outstanding borrowings under the Revolver, and the capacity to borrow an additional $500.0 million under the Revolver while remaining in compliance with the credit facility's financial covenants. As of December 31, 2024, we had an expansion option under the credit facility, which, if exercised in full, would have provided for a total credit facility of $1.900 billion.
Term Loan Facilities, Senior Unsecured Notes and Fixed Rate Mortgages.  We will continue to utilize a combination of borrowings, including term loans, senior unsecured notes and fixed rate mortgages, for future acquisitions and to refinance existing debt. As of December 31, 2024, we had $460.0 million of term loan facilities, $1.950 billion of senior unsecured notes and $200.8 million of fixed rate mortgages outstanding.
For additional detail regarding our Credit Facility, Term Loan Facilities and Senior Unsecured Notes, please see Part II, Item 7, "Liquidity and Capital Resources".
Our outstanding term loan facilities and senior unsecured notes are subject to customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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
•the purchase price of properties or other assets we acquire with debt financing;
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
Our indebtedness may be recourse, non-recourse or cross-collateralized. If the indebtedness is non-recourse, the collateral will be limited to the particular properties to which the indebtedness relates. In addition, we may invest in properties subject to existing loans secured by mortgages or similar liens, or may refinance properties acquired on a leveraged basis. We may use the proceeds from any borrowings to refinance existing indebtedness, to refinance investments, including the redevelopment of existing properties, for general working capital or for other purposes when we believe it is advisable.
Equity.  We may issue common shares or preferred shares in public offerings or private placements, or OP units in our Operating Partnership in connection with property acquisitions. On November 19, 2024, we entered into a new At the Market ("ATM") program authorizing, but not obligating, the sale of up to $400.0 million of common shares from time to time. The timing and amount of these offerings, if any, will be determined by our management based on their evaluation of market conditions, share price, legal requirements and other factors. During the year ended December 31, 2024, we did not sell any common shares through the ATM program.
Joint Ventures.  As of December 31, 2024, we owned 259 of our stores through unconsolidated real estate ventures with third parties. Our unconsolidated real estate venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We manage the day-to-day operations of the stores owned in these joint ventures and participate in major decisions relating to the joint ventures, including the sales of stores or financings by the applicable joint venture.
Sale of Properties.  We have not historically sold a high volume of stores. However, we may sell more stores or interests in stores in the future when we conclude we are holding a non-strategic real estate asset or in response to changing economic, financial or investment conditions. For the year ended December 31, 2024, we sold 40 self storage properties to unaffiliated third parties for net proceeds of $273.1 million and contributed 56 self storage properties to the 2024 Joint Venture for net cash proceeds of $343.7 million. For the year ended December 31, 2023, we sold 32 self storage properties and an undeveloped land parcel to unaffiliated third parties for net proceeds of $262.3 million.
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
Under various U.S. federal, state and local laws, ordinances and regulations, owners and operators of real estate may be liable for the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. The Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA") and comparable state laws typically impose strict joint and several liabilities without regard to legality of conduct or whether the past or present owner or operator knew of, or was responsible for, the presence of such substances or materials. The presence of such substances or materials, or the failure to properly remediate such substances, may adversely affect the property owner's or operator's ability to lease, sell or rent such property or to borrow using such property as collateral. Persons who transport, dispose, or arrange for the transport, disposal or treatment of hazardous substances or other regulated materials may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such person. Certain environmental laws impose liability for release of asbestos-containing materials into the air and third-parties may seek recovery from owners or operators of real properties for personal injury (including exposure) associated with asbestos-containing materials. Moreover, the past or present owner or operator of a property from which a release emanates could be liable for any personal injuries or property damages that may result from such releases, as well as any damages to natural resources that may arise from such releases. Additionally, certain environmental laws impose compliance obligations on owners and operators of real property with respect to the management of hazardous materials and other regulated substances onsite. For example, environmental laws govern the management of asbestos-containing materials and lead-based paint. Failure to comply with these laws can result in penalties or other sanctions. In connection with the ownership, operation and management of our current or past properties and any properties that we may acquire and/or manage in the future, we could be legally responsible for environmental, health or safety liabilities or costs, including those relating to a release of hazardous substances or other regulated materials at or emanating from such property. In order to assess the potential for such liability, we conduct an environmental, health and safety assessment of each property prior to acquisition and manage our properties in accordance with environmental laws while we own or operate them. We have engaged qualified, reputable and adequately insured environmental consulting firms to perform environmental site assessments of all of our properties prior to acquisition and are not aware of any environmental issues that are expected to materially impact the operations of any property. For additional information on environmental matters and regulation, see "Item 1A. Risk Factors—Risks Related to Our Business—Environmental compliance costs and liabilities associated with operating our properties may affect our results of operations."
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
We also may compete with numerous other potential buyers when pursuing a possible property for acquisition, which can increase the potential cost of a project. These competing bidders also may possess greater resources, or have a lower cost of capital, than us and therefore be in a better position to acquire a property. However, our use of OP units as transactional currency allows us to structure our acquisitions in tax-deferred transactions. As a result, potential targets who are tax-sensitive might favor us as a suitor.
Our primary competitors in many of our markets for both tenants and acquisition opportunities include local, regional, and national operators, institutional investors, private equity funds, as well as the other public self storage REITs, including Public Storage, CubeSmart, and Extra Space Storage Inc. These entities also seek financing through similar channels to the Company. Therefore, we will continue to compete with these entities for financing opportunities as well as prospective joint venture relationships.
Human Capital
We seek to foster a diverse and inclusive work environment that values each individual team member's talents and contributions, while channeling those efforts toward our common core values of integrity, accountability, humility and compassion. Our success relies on the general professionalism of our employees which are contributing factors to a site's ability to successfully secure rentals, retain tenants and maintain clean and secure self storage properties. We seek to increase employee retention and well-being and our team members enjoy a robust benefit package that includes medical, dental, vision, life insurance, 401K with matching employer contribution and, for our corporate employees, a performance-based bonus incentive plan. We also seek to promote diversity among our employees and management team. As of December 31, 2024, approximately 52% of our employees were women and 33% of our senior management team (Director level and above) were women, including Tamara Fischer, our Executive Chairperson of our Board of Trustees.
As of December 31, 2024, we had 1,466 employees, which includes employees of our property management platform.

Available Information
We file registration statements, proxy statements, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those statements and reports with the Securities and Exchange Commission (the "SEC"). Investors may obtain copies of these statements and reports by accessing the SEC's website at www.sec.gov. Our statements and reports and any amendments to any of those statements and reports that we file with the Securities and Exchange Commission are available free of charge as soon as reasonably practicable on our website at www.nsastorage.com. The information contained on our website is not incorporated into this Annual Report on Form 10-K. Our common shares are listed on the New York Stock Exchange under the symbol "NSA."
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
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in our markets in Texas, California, Florida, Oregon, and Georgia, which accounted for approximately 19%, 14%, 11%, 8%, and 5%, respectively, of our total rental and other property-related revenues for the year ended December 31, 2024, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. Additionally, significantly lower logistics costs could introduce new competitors, such as valet-style storage services, which may reduce the demand for traditional self storage. Customer preferences and/or needs for self storage could change, decline, or shift to other product types, thereby impacting our business model and ability to grow and/or generate revenues. No single customer represented a significant concentration of our 2024 revenues. However, our property portfolio consists solely of self storage properties and is therefore subject to risks inherent in investments in a single industry. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties or our financial results:
•business layoffs or downsizing, industry slowdowns, relocation of businesses and changing demographics;
•periods of economic slowdown, recession, high interest rates, or inflationary environments, declining demand for self storage generally or in a particular area, decreases in the volume of housing market transactions or the public perception that any of these events may occur;
•local or regional real estate market conditions, such as competing properties or products, the oversupply of self storage, or vacancies or changes in self storage space market rents;
•perceptions by prospective tenants of the safety, convenience and attractiveness of our properties and the neighborhoods in which they are located;
•regulatory requirements that increase our operating expenses or limit or prohibit our ability to increase rents;
•actions and initiatives of the U.S. federal, state and local government and changes to U.S. federal, state and local government policies (including tariff policy), regulations, tax laws and rates (and related accounting guidance), and the execution and impact of these actions, initiatives, policies, regulations and laws; and
•other events affecting or shifting consumer discretionary spending.
Any of the above events may reduce our rental revenues, impair our operating results, and reduce our ability to satisfy our debt service obligations and make cash distributions to our shareholders, and the effect of the foregoing may be greater than it would be were our investments not limited to a single industry.

We may not be successful in identifying and consummating suitable acquisitions or integrating and operating such acquisitions, including integrating them into our financial and operational reporting infrastructure and internal control framework in a timely manner, which may impede our growth.
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
•we may spend more time and incur more costs than budgeted to make necessary improvements or renovations to, and to integrate and operate, acquired properties; and
•we may acquire properties subject to liabilities without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of environmental contamination, tax liabilities, claims by persons dealing with the former owners or operators of the properties and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners or operators of the properties.
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
Increases in income or other taxes generally are not passed through to tenants under leases and may reduce or negatively impact our net income, funds from operations ("FFO"), core FFO, cash flows, financial condition, ability to pay or refinance our debt obligations, ability to make cash distributions to shareholders, and the trading price of our securities. In addition, the value of our properties may be reassessed for property tax purposes by taxing authorities including as a result of our acquisition activities. For example, our property taxes could increase due to changes in tax rates or removal of limitations on the amount by which our property taxes or property reassessments may increase. From time to time, proposals have been made to remove certain limits on annual real estate tax increases of assessed value of real property in California, where we currently have 86 consolidated properties and 12 unconsolidated properties. While no such initiative has yet been successful, to the extent a similar future initiative is successful, our property tax expense could increase substantially, which could adversely impact our operating results, cash flow, and our ability to pay any expected dividends to our shareholders.

Similarly, in response to facing severe budgetary problems, many states and jurisdictions are considering or implementing changes in laws such as increasing sales taxes or other types of taxes, increasing the potential liability for environmental, health or safety conditions existing on properties, increasing the restrictions on discharges or other conditions, or mandating paid family leave for employees, which may result in significant unanticipated expenditures, which could result in similar adverse effects.
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
We are increasingly dependent upon automated information technology processes and Internet commerce, and many of our tenants come from the telephone or over the Internet. Moreover, the nature of our business involves the receipt and retention of certain personal information about such tenants, including personally identifiable information of our prospective and current customers and our employees. We centrally manage significant components of our operations with our computer systems, including our financial information and in many cases, we also rely significantly on third-party vendors to retain data, process transactions and provide other systems services. Our networks and operations could be disrupted, and sensitive data could be compromised, by physical or electronic security breaches, targeted against us, our vendors or other organizations, including financial markets or institutions, including by way of or through cyber-attacks or cyber-intrusions over the Internet, malware, ransomware, computer viruses, attachments to e-mails, phishing, employee theft or misuse, or inadequate security controls. Such incidents could also result in significant costs to repair or replace such networks or information systems or to comply with notification obligations, as well as actual monetary losses in case of a cybersecurity incident that resulted in fraudulent payments or other cash transactions. Our operations could be severely impacted by a natural disaster, terrorist attack, attack by hackers, acts of vandalism, data theft, misplaced or lost data, programming or human error, or other circumstances that result in a significant outage of our systems or those of our third party providers, despite our use of back up and redundancy measures. While we may be entitled to damages if our third-party providers fail to satisfy their security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. Although we make efforts to protect the security and integrity of our networks and systems, there can be no assurance that these efforts and measures will be effective or that attempted security breaches or disruptions would not be successful, as such attacks and breaches may be difficult to detect (or not detected at all) and are becoming more sophisticated. In such event, we may experience business interruptions; data loss, ransom, misappropriation, or corruption; theft or misuse of confidential or proprietary information; or litigation and investigation by tenants, governmental or regulatory agencies, or other third parties, which could result in the payment of fines, penalties and other damages. Such events could also have other adverse impacts on us, including breaches of debt covenants, other contractual or REIT compliance obligations, or late or misstated financial reports, and significant diversion of management attention and resources. As a result, such events could have a material adverse effect on our financial condition, results of operations and cash flows and harm our business reputation.

Our use of or failure to adopt advancements in information technology may hinder or prevent us from achieving strategic objectives or otherwise harm our business.
Our use of or inability to adopt and deliver new technological capabilities and enhancements in line with strategic objectives, including artificial intelligence and machine learning, may put us at a competitive disadvantage; cause us to miss opportunities to innovate, achieve efficiencies, or improve the customer experience; or adversely impact our business, reputation, results of operations, and financial condition. Legislative activity in the privacy area may also result in new laws that are applicable to us and that may hinder our business, including by restricting our use of customer data or otherwise regulating the use of algorithms and automated processing in ways that could materially affect our ability to generate revenues or lead to significant increases in the cost of compliance. In addition, the use of emerging technologies entails risks including risks relating to the possibility of intellectual property infringement or misappropriation; data privacy; new or enhanced governmental or regulatory scrutiny, requirements, litigation, or other liability; ethical concerns; negative consumer perceptions as to automation and artificial intelligence; or other complications or liabilities that could adversely affect our business, reputation, results of operations, or financial results.
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
Under certain U.S. federal, state and local environmental laws, ordinances and regulations, past or present owners and operators of real estate may be liable for, among other things, the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. No assurances can be given that existing assessments or environmental studies with respect to any of our properties reveal all environmental, health or safety liabilities, that any prior owner or operator of our properties did not create any material environmental, health or safety condition not known to us, or that a material environmental, health or safety condition does not otherwise exist as to any one or more of our properties. There also exists the risk that material environmental conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future. Finally, future laws, ordinances or regulations and future interpretations of existing laws, ordinances or regulations may impose additional material environmental, health or safety liability.
We have tenant insurance- and/or tenant protection plan-related arrangements that are in some cases subject to state-specific governmental regulation, which may adversely affect our results.
We have tenant insurance- and/or tenant protection plan-related arrangements with regulated insurance companies and our tenants. The tenant insurance and tenant protection plan businesses, including the payments associated with these arrangements, are in some cases subject to state-specific governmental regulation. State regulatory authorities generally have broad discretion to grant, renew and revoke licenses and approvals, to promulgate, interpret and implement regulations, and to evaluate compliance with regulations through periodic examinations, audits and investigations of the affairs of insurance industry participants. As a result of such action, we may be temporarily or permanently suspended from continuing some or all of our tenant insurance- and/or tenant protection plan-related activities, or otherwise fined or penalized or suffer an adverse judgment, which could adversely affect our business and results of operations.

Privacy concerns could result in regulatory changes that may harm our business.
Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate have imposed or in the future may impose restrictions and requirements on the use of personal information by those collecting such information. For example, U.S. state laws such as the California Consumer Privacy Act provide consumers with expansive rights and control over personal information obtained by or shared with certain covered businesses. Changes to law or regulations or the passage of new laws affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information.
We face possible risks and costs associated with the effects of climate change and severe weather, as well as the transition to a low-carbon economy and other steps taken to prevent or mitigate climate change.
We cannot predict the rate at which climate change will progress. However, the physical effects of climate change could have a material adverse effect on our properties, operations, and business. To the extent that climate change impacts changes in weather patterns, our markets could experience severe weather, including hurricanes, tornados, earthquakes, severe winter storms, wildfires and coastal flooding due to increases in storm intensity and rising sea levels. Over time, these conditions could result in physical damage to, or declining demand, for storage at our properties or in our inability to operate them at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance, utilities or other important vendor services on terms we find acceptable, by increasing the costs of energy, maintenance, repair of fire, water and/or wind damage, and snow removal at our properties. There can be no assurance that climate change and severe weather, or the potential impacts of these events on our vendors, will not have a material adverse effect on our properties, operations, or business
Changes in federal, state, and local legislation and regulation as well as international pacts or treaties based on concerns about climate change could result in increased capital expenditures on our existing properties (for example, to improve their energy efficiency and/or resistance to severe weather) without a corresponding increase in revenue, which may result in adverse impacts to our net income. In recent years, there have been, and in the future there may be, a number of new legal efforts to reduce greenhouse gas emissions and to take other similar actions to combat the effects of climate change, including at the international level and at the U.S. federal, state and local levels. Potential social pressure related to climate change and actions to mitigate climate change could also in the future result in consumers reducing their individual carbon footprints by owning fewer durable material consumer goods, collectibles, and other such items requiring storage, resulting in a reduced demand for our self storage space. In addition, our reputation and investor relationships could be damaged as a result of our involvement with activities perceived to be causing or exacerbating climate change, as well as any decisions we make to continue to conduct or change our activities in response to considerations relating to climate change.
Uninsured losses or losses in excess of our insurance coverage could adversely affect our financial condition, operating results and cash flow.
We maintain comprehensive liability, fire, flood, earthquake and wind (as deemed necessary or as required by our lenders), extended coverage and rental loss insurance with respect to our properties. Certain types of losses, however, may be either uninsurable or not economically insurable either in total or in part (due to location or otherwise), such as losses due to earthquakes, hurricanes, tornadoes, floods, riots, acts of war or terrorism. Should an uninsured loss occur, we could lose both our investment in and anticipated profits and cash flow from a property or otherwise be subject to significant liabilities. In addition, if any such loss is insured, we may be required to pay significant amounts on any claim for recovery of such a loss prior to our insurer being obligated to reimburse us for the loss, or the amount of the loss may exceed our coverage for the loss. We currently self-insure a portion of our commercial insurance deductible risk through our captive insurance company. To the extent that our captive insurance company is unable to bear that risk, we may be required to fund additional capital to our captive insurance company or we may be required to bear that loss. As a result, our operating results may be adversely affected.

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
Our success depends, to a significant extent, on the continued services of Arlen D. Nordhagen, Tamara D. Fischer, David G. Cramer, Brandon S. Togashi, William S. Cowan and Tiffany S. Kenyon and the other members of our senior management team. We have entered into employment agreements with Mr. Nordhagen, Ms. Fischer, Mr. Cramer, Mr. Togashi, Mr. Cowan and Ms. Kenyon, which provide for an initial term of employment and automatic one-year extensions thereafter unless either party provides at least 90 days' notice of non-renewal. Notwithstanding these agreements, there can be no assurance that any of them will remain employed by us. The loss of services of one or more members of our senior management team could harm our business and our prospects. This risk may be heightened during periods of tight labor market conditions.
We invest in strategic joint ventures that subject us to additional risks.
Some of our investments are, and in the future may be, structured as strategic joint ventures. Part of our strategy is to opportunistically partner with institutional funds and other institutional investors or third parties to acquire attractive portfolios which may be through a promoted return structure. These arrangements are driven by the magnitude of capital required to complete the acquisitions and maintain the acquired portfolios. Such arrangements involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, partners or co-venturers might at any time have economic or other business interests or goals different from us and or in competition with us.
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
We face various risks related to public health and other crises, such as the future outbreak of a highly infectious or contagious disease. The impact of such crises and the response of governments to combat the spread of these diseases, could, among other things, affect our tenants' ability to meet their obligations to us, impact consumer discretionary spending, reduce new move-ins, compel complete or partial closures and operational changes at our properties, reduce demand for growth opportunities, such as acquiring new properties and interrupt the availability of our personnel. As a result, such crises could adversely impact our financial condition, results of operations and cash flows.

Terrorist attacks, active shooter incidents and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.
Terrorist attacks at or against our stores, our interests, the United States or abroad, may negatively impact our operations and the value of our securities. Attacks, armed conflicts or active-shooter situations could negatively impact the demand for self storage and increase the cost of insurance coverage for our stores, which could reduce our profitability and cash flow. Furthermore, any terrorist attacks, armed conflicts or active-shooter situations could result in increased volatility in or damage to the United States and worldwide financial markets and economy.
Risks Related to Our Structure
Conflicts of interest could arise with respect to certain transactions between the holders of OP units, on the one hand, and us and our shareholders, on the other.
Conflicts of interest could arise with respect to the interests of holders of OP units, on the one hand, which include members of our senior management team and trustees and us and our shareholders, on the other. Certain business combinations, the sale, disposition or transfer of certain of our assets or the repayment of certain indebtedness that may be desirable to us and our shareholders could have adverse tax consequences to such unit holders. In addition, under Maryland law, our trustees and officers have duties to the Company in connection with their management of the Company, however, under Delaware law, as a general partner, we have fiduciary duties to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as a general partner may come into conflict with the duties of our trustees and officers to the Company and our shareholders and we are not required to resolve such conflicts in favor of either the Company or the limited partners in our operating partnership. Further, there can be no assurance that any procedural protections we implement to address these or other conflicts of interest will result in optimal outcomes for us and our shareholders.
The partnership agreement of our operating partnership contains provisions that may delay, defer or prevent a change in control.
The partnership agreement of our operating partnership provides that in the case of certain change of control transactions in which we have not received the consent of OP unit holders holding more than 50% of the OP units (other than those held by us or our subsidiaries), such transaction is required to be approved by a company-wide vote of limited partners holding more than 50% of our outstanding OP units in which OP units (including for this purpose OP units held by us and our subsidiaries) are voted and in which we will be deemed to vote the OP units held by us and our subsidiaries in proportion to the manner in which all of our outstanding common shares were voted at a shareholders meeting relating to such transaction. These approval rights could delay, deter, or prevent a transaction or a change in control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.
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
As of December 31, 2024, we had approximately $3.4 billion of debt outstanding, of which approximately $223.3 million, or 6.5%, is subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If interest rates increase, our debt service obligations on variable-rate debt will increase even though the amount borrowed remains the same, while our net income, cash flows, and our ability to pay cash distributions to our shareholders correspondingly decrease. In addition, increased interest rates make the financing of any acquisition and investment activity more costly and could decrease the amount third parties are willing to pay for any properties that we wish to sell.
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
We have elected and we believe that we have qualified to be taxed as a REIT commencing with our taxable year ended December 31, 2015. We have not requested, and do not intend to request, a ruling from the Internal Revenue Service ("IRS"), that we qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions and Treasury Regulations promulgated thereunder for which there are limited judicial and administrative interpretations. To qualify as a REIT, we must meet, on an ongoing basis through actual operating results, various tests regarding the nature and diversification of our assets and our income, the ownership of our outstanding shares and the amount of our distributions. Our ability to satisfy these asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Moreover, new legislation, court decisions or administrative guidance may, in each case possibly with retroactive effect, make it more difficult or impossible for us to qualify as a REIT. Thus, while we believe that we have been organized and operated and we intend to operate so that we will continue to qualify as a REIT, given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations and the possibility of future changes in our circumstances, no assurance can be given that we have qualified or will so qualify for any particular year. These considerations also might restrict the types of assets that we can acquire or services that we can provide in the future.
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
Subject to applicable law and the rules of any stock exchange on which our shares may be listed or traded, our board, without common shareholder approval, may authorize us to issue additional authorized and unissued common shares and preferred shares on the terms and for the consideration it deems appropriate and may amend our declaration of trust to increase the total number of shares, or the number of shares of any class or series, that we are authorized to issue. In addition, our operating partnership may issue OP units, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into common shares after an agreed period of time and certain other conditions, preferred units of limited partnership interest, which are redeemable for cash or, at our option exchangeable on a one-for-one basis into our 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") or other types of partnership units that may be exchanged for cash or other securities of our Company. We have also granted registration rights to those persons who will be eligible to receive common shares issuable upon exchange of OP units and preferred shares issuable upon exchange of preferred units issued in our contribution transactions.
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
•the absence of significant expenditures relating to environmental, health or safety, or other regulatory matters; and
•other risk factors described in this Annual Report on Form 10-K.
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
Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the cybersecurity sub-committee. With over a combined 50 years of experience in the field of cybersecurity, the cybersecurity sub-committee brings a wealth of expertise to their role. Their in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies. Our cybersecurity sub-committee oversees our cybersecurity strategies, tests our compliance with standards, remediates known risks, and leads our employee training program.
Monitor Cybersecurity Incidents
The cybersecurity sub-committee stays apprised about the latest developments in cybersecurity, including potential threats and innovative risk management techniques, which is important for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The cybersecurity sub-committee implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, the cybersecurity sub-committee is equipped with a well-defined incident response plan, which provides a framework to mitigate the impact of cybersecurity incidents.
The cybersecurity sub-committee regularly informs the risk management committee of matters related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, significant cybersecurity matters and strategic risk management decisions are escalated to the audit committee and board of trustees, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.
Item 2. Properties
As of December 31, 2024, we held ownership interests in and operated a geographically diversified portfolio of 1,074 self storage properties located in 42 states and Puerto Rico, comprising approximately 70.2 million rentable square feet, configured in approximately 552,000 storage units. Of these properties, we reported 815 wholly-owned self storage properties on a consolidated basis that contain approximately 52.2 million rentable square feet and we held a 25% ownership interest in 259 unconsolidated real estate venture properties that contain approximately 18.0 million rentable square feet.

The following table sets forth summary information regarding our consolidated properties by state as of December 31, 2024.

	Number of	Number of	Rentable	% of Rentable	Period-end
State/Territory	Properties	Units	Square Feet	Square Feet	Occupancy
Texas	175	80,783	11,256,079	21.6%	84.3%
California(1)	86	51,356	6,466,128	12.4%	84.8%
Florida	79	45,400	5,117,405	9.8%	85.5%
Oregon	70	29,262	3,660,314	7.0%	86.6%
Georgia	50	21,982	3,021,617	5.8%	79.7%
North Carolina	35	17,271	2,160,187	4.1%	88.5%
Arizona	34	18,882	2,174,625	4.2%	81.6%
Oklahoma	33	15,297	2,136,981	4.1%	83.4%
Louisiana(1)	25	11,453	1,388,585	2.7%	79.4%
Pennsylvania	22	10,439	1,296,020	2.5%	82.2%
Colorado	22	9,480	1,195,764	2.3%	83.0%
Washington	19	6,637	871,889	1.7%	85.5%
Puerto Rico	15	12,848	1,379,097	2.6%	90.9%
Nevada	15	7,570	963,297	1.8%	86.6%
New Hampshire	15	7,160	890,295	1.7%	88.4%
Kansas	14	4,925	669,676	1.3%	84.7%
Indiana	12	6,530	827,524	1.6%	81.5%
Alabama	11	6,034	909,280	1.7%	74.8%
New Mexico	10	5,510	713,507	1.4%	84.9%
Maryland	8	4,564	493,129	0.9%	90.3%
Massachusetts	7	5,015	537,665	1.0%	81.8%
Illinois	6	4,223	424,081	0.8%	82.5%
Tennessee	5	2,550	350,063	0.7%	83.5%
Kentucky	5	2,783	410,451	0.8%	76.6%
New Jersey	5	2,765	353,418	0.7%	78.0%
Idaho	5	1,437	262,331	0.5%	86.0%
Arkansas	5	2,605	401,770	0.8%	83.5%
South Carolina	4	2,063	255,603	0.5%	89.3%
Minnesota	4	1,196	192,620	0.4%	86.5%
Missouri	3	1,242	153,304	0.3%	89.6%
Virginia	3	1,382	174,915	0.3%	86.9%
Iowa	3	3,087	414,647	0.8%	70.5%
Connecticut	3	1,181	141,229	0.3%	82.1%
New York	2	1,710	174,262	0.3%	88.2%
Ohio	1	951	112,555	0.2%	85.2%
Montana	1	436	60,050	0.1%	90.5%
Wyoming	1	424	56,500	0.1%	79.2%
Wisconsin	1	379	60,672	0.1%	80.1%
Utah	1	313	46,500	0.1%	84.8%
Total/Weighted Average	815	409,125	52,174,035	100.0%	84.2%

(1) Six of the California properties and one of the Louisiana properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 13. Leases" in Item 8. "Financial Statements and Supplementary Data."

The following table sets forth summary information regarding our unconsolidated real estate venture properties by state as of December 31, 2024.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
Texas	27	17,103	2,111,858	11.7%	85.7%
Florida	27	15,036	1,716,384	9.5%	87.5%
Ohio	26	13,932	1,740,234	9.7%	84.6%
Michigan	25	15,940	2,018,798	11.2%	88.3%
Georgia	22	11,580	1,587,237	8.8%	82.9%
Oklahoma	19	7,111	1,129,728	6.3%	75.6%
New Jersey	15	10,750	1,249,879	6.9%	87.7%
Tennessee	15	7,698	960,241	5.3%	85.6%
Alabama	14	5,787	849,664	4.7%	82.8%
California	12	6,647	779,034	4.3%	85.7%
Other(1)	57	31,783	3,865,397	21.6%	85.1%
Total	259	143,367	18,008,454	100.0%	85.1%

(1)
Other states in the unconsolidated real estate ventures include Arizona, Delaware, Illinois, Indiana, Kansas, Massachusetts, Minnesota, Mississippi, Missouri, Nevada, New York, Pennsylvania, Rhode Island and Virginia.

Our portfolio consists of self storage properties that are designed to offer customers convenient, affordable, and secure storage units. Generally, our properties are in highly visible locations clustered in states or markets with strong population and job growth and are specifically designed to accommodate residential and commercial tenants with features such as security systems, electronic gate entry, easy access, climate control, and pest control. Our units typically range from 25 square feet to 300 square feet, and some of our properties also offer outside storage for vehicles, boats, and equipment. We provide 24-hour access to many storage units through computer controlled access systems. Many of our properties are equipped with security cameras, and many individual storage units feature sprinkler systems. Almost all of the storage units in our portfolio are leased on a month-to-month basis providing us the flexibility to increase rental rates over time as market conditions permit. Additional information on our consolidated self storage properties is contained in "Schedule III - Real Estate and Accumulated Depreciation" in this Annual Report on Form 10-K.
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
Holders
As of February 24, 2025, the Company had 71 record holders of its common shares. The 71 holders of record do not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
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
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2024 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2024 is based upon management's estimate. The following table summarizes the estimated taxability of our dividends per common share for the year ended December 31, 2024:

	Year Ended
	December 31, 2024
Ordinary Income	$1.272584	56.6%
Return of Capital	0.977416	43.4%
Total	$2.250000	100.0%
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2024, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 127,923 common shares to satisfy redemption requests from certain limited partners.
Following a specified lock up period after the date of issuance, the OP units issued by the operating partnership may be redeemed from time to time by holders for a cash amount per OP unit equal to the market value of an equivalent number of common shares. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the operating partnership described above by issuing one common share in exchange for each OP unit tendered for redemption.
The Company may elect to report early the private placement of its common shares that may occur if the Company elects to assume the redemption obligation of the operating partnership as described above in the event that OP units are in the future tendered for redemption.

As of February 24, 2025, other than those OP units held by the Company, after reflecting the transactions described herein, 58,600,003 OP units were outstanding (including 714,698 outstanding LTIP units in the operating partnership and 5,769,214 outstanding DownREIT OP units, which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares, under which $256,892 of common shares remain available for repurchase. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares, under which no common shares remain available for repurchase. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares. We did not repurchase any common shares during three months ended December 31, 2024, as summarized below:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1 - October 31, 2024	—	$—	—	$256,892
November 1 - November 30, 2024	—	—	—	350,256,892
December 1 - December 31, 2024	—	—	—	350,256,892
Total/Weighted Average	—	$—	—	$350,256,892

Performance Graph
The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the Nareit All Equity REIT Index as provided by Nareit for the period beginning December 31, 2019 and ending December 31, 2024.

Total Return Performance
400
350
300
250
200
150
100
50
0
Index Value
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Period Ending
National Storage Affiliates Trust
S&P 500
Russell 2000
Nareit All Equity REIT Index

	Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
National Storage Affiliates Trust	$100	$112	$221	$121	$147	$142
S&P 500	100	118	152	125	158	197
Russell 2000	100	120	138	110	128	143
Nareit All Equity REIT Index	100	95	134	101	112	118
The foregoing item assumes $100.00 invested on December 31, 2019, with dividends reinvested. The Performance Graph will not be deemed to be incorporated by reference into any filing by NSA under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that NSA specifically incorporates the same by reference.
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
Our vice chairperson of the board of trustees and former chairperson of the board of trustees and chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. Although the PRO structure significantly contributed to our growth over the last decade, the internalization of the PRO structure has always been a part of our long term vision. Our former structure offered our former PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Over time, largely through our unconsolidated real estate ventures, retirement of PROs and internalization of the PRO structure, effective as of the Closing Date, we have developed a full service internally-staffed property management platform.
As a result of the internalization of the PRO structure, we purchased each of the PROs' management contracts, certain PRO IP, and certain rights with respect to the PROs' tenant insurance programs. We have transitioned the majority of operations in a phased approach, which is expected to continue over the 12 month period following the Closing Date, and we have executed new asset management and property management agreements with a number of our former PROs for all or a part of this transitionary period at newly negotiated management fees. In connection with the internalization, on the Closing Date, all 11,906,167 outstanding subordinated performance units and DownREIT subordinated performance units were converted into an aggregate of 17,984,787 OP units and DownREIT OP units.
Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of our consolidated properties and our unconsolidated real estate ventures. As of December 31, 2024, our property management platform managed and controlled the majority of our 815 consolidated properties and all 259 of our unconsolidated real estate venture properties. The properties are primarily managed by us under the brands of iStorage, Move It, Moove In, Northwest, RightSpace, SecurCare and Southern.
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

As of December 31, 2024, we owned a geographically diversified portfolio of 815 self storage properties, located in 38 states and Puerto Rico, comprising approximately 52.2 million rentable square feet, configured in approximately 409,000 storage units. Of these properties, 306 were acquired by us from our former PROs, 508 were acquired by us from unaffiliated third-party sellers and one was acquired by us from the 2016 Joint Venture.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors and other third parties to acquire attractive portfolios which may utilize a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors or other third parties seeking to deploy capital in the self storage industry.
2024 Joint Venture
As of December 31, 2024, our 2024 Joint Venture, in which we have a 25% ownership interest, owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
2023 Joint Venture
As of December 31, 2024, our 2023 Joint Venture, in which we have a 25% ownership interest, owned and operated 18 self storage properties, all of which were acquired by the 2023 Joint Venture in 2024, containing approximately 1.2 million rentable square feet, configured in approximately 8,000 storage units and located across two states.
2018 Joint Venture
As of December 31, 2024, our 2018 Joint Venture, in which we have a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2024, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition and disposition activity and the internalization of our PRO structure. We contributed 56 self storage properties to the 2024 Joint Venture and sold an additional 40 self storage properties to unaffiliated third parties during the year ended December 31, 2024. We also sold 32 self storage properties to an unaffiliated third party during the three months ended December 31, 2023. We acquired seven self storage properties during the year ended December 31, 2024 and 20 self storage properties during the year ended December 31, 2023. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2024 compared to the year ended December 31, 2023 should be read in conjunction with the accompanying consolidated financial statements included in Item 8. The discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2023 compared to the year ended December 31, 2022, can be found in Part II, "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.
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

Year Ended December 31, 2024 compared to the Year Ended December 31, 2023
Overview
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the year ended December 31, 2024 compared to the year ended December 31, 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Change

Rental revenue	$700,247	$793,966	$(93,719)
Other property-related revenue	27,362	29,686	(2,324)
Management fees and other revenue	42,726	34,411	8,315
Total revenue	770,335	858,063	(87,728)
Property operating expenses	211,852	228,986	(17,134)
General and administrative expenses	57,606	59,281	(1,675)
Depreciation and amortization	189,855	221,993	(32,138)
Other	13,866	11,108	2,758
Total operating expenses	473,179	521,368	(48,189)
Other (expense) income
Interest expense	(154,260)	(166,147)	11,887
Loss on early extinguishment of debt	(323)	(758)	435
Equity in (losses) earnings of unconsolidated real estate ventures	(16,075)	7,553	(23,628)
Acquisition and integration costs	(3,616)	(1,659)	(1,957)
Non-operating income (expense)	314	(1,016)	1,330
Gain on sale of self storage properties	63,841	63,910	(69)
Other expense, net	(110,119)	(98,117)	(12,002)
Income before taxes	187,037	238,578	(51,541)
Income tax expense	(3,767)	(1,590)	(2,177)
Net income	183,270	236,988	(53,718)
Net income attributable to noncontrolling interests	(71,752)	(80,319)	8,567
Net income attributable to National Storage Affiliates Trust	111,518	156,669	(45,151)
Distributions to preferred shareholders	(20,445)	(19,019)	(1,426)
Net income attributed to common shareholders	$91,073	$137,650	$(46,577)

Total Revenue
Our total revenue, including management fees and other revenue, decreased by $87.7 million, or 10.2%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease was primarily attributable to (i) the sale of 32 self storage properties to an unaffiliated third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to unaffiliated third parties during the year ended December 31, 2024. The decrease in total revenue was also attributable to a decrease in total portfolio average occupancy from 88.0% for the year ended December 31, 2023 to 85.6% for the year ended December 31, 2024. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue decreased by $93.7 million, or 11.8%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The decrease in rental revenue was primarily attributable to (i) the sale of 32 self storage properties to an unaffiliated third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to unaffiliated third parties during the year ended December 31, 2024. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $15.24, for the year ended December 31, 2023 to $15.61, or 2.4%, for the year ended December 31, 2024, driven primarily by increased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue decreased by $2.3 million, or 7.8%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease primarily resulted from a decrease in tenant insurance revenue due to the disposition of properties during the three months ended December 31, 2023 and the year ended December 31, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $8.3 million, or 24.2%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily attributable to increased property management and acquisition fees resulting from the 2023 Joint Venture and the 2024 Joint Venture and an increase in tenant insurance activity upon our acquisition of certain rights related to certain former PROs’ tenant insurance-related programs during the year ended December 31, 2024.
Property Operating Expenses
Property operating expenses decreased by $17.1 million, or 7.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in property operating expenses was primarily attributable to (i) the sale of 32 self storage properties to an unaffiliated third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to unaffiliated third parties during the year ended December 31, 2024.
General and Administrative Expenses
General and administrative expenses decreased by $1.7 million, or 2.8%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This result was primarily attributable to a decrease in management fees following the internalization of the PRO structure.
Depreciation and Amortization
Depreciation and amortization decreased $32.1 million, or 14.5%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This decrease was primarily attributable to (i) the sale of 32 self storage properties to an unaffiliated third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to unaffiliated third parties during the year ended December 31, 2024.
Other
Other expenses increased $2.8 million, or 24.8%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs, due to an increase in related activity upon our acquisition of certain rights related to certain former PROs’ tenant insurance-related programs during the year ended December 31, 2024.

Interest Expense
Interest expense decreased $11.9 million, or 7.2%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The decrease in interest expense was primarily attributable to a decrease in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $511.0 million, as of December 31, 2023, to $223.3 million as of December 31, 2024.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.4 million, or 57.4%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. During the year ended December 31, 2024, in connection with the early repayment of Term Loan C, we expensed $0.3 million of unamortized debt issuance costs. During the year ended December 31, 2023, in connection with an amendment to our credit facility, two of the lenders that were included in the syndicated group of lenders prior to the amendment are no longer participating lenders following the amendment, which constitutes an extinguishment of debt for accounting purposes. Additionally, in connection with the amendment we retired two term loans prior to their contractual maturity. Loss on early extinguishment of debt includes costs incurred related to these extinguishments, and the write off of $0.4 million of unamortized debt issuance costs related to the retired term loans or attributed to the entities no longer included in the lender syndicate.
Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2024 Joint Venture, 2023 Joint Venture, 2018 Joint Venture and the 2016 Joint Venture. During the year ended December 31, 2024, we recorded $16.1 million of equity in losses from our unconsolidated real estate ventures compared to $7.6 million of earnings for the year ended December 31, 2023. The decrease was primarily attributable to the non-cash impact of applying the hypothetical liquidation at book value ("HLBV") method to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of December 31, 2024.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties was $63.8 million, for the year ended December 31, 2024, compared to $63.9 million for the year ended December 31, 2023.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $71.8 million for the year ended December 31, 2024, compared to $80.3 million for the year ended December 31, 2023.
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
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The December 2018 Nareit Funds From Operations White Paper - 2018 Restatement defines FFO as net income (as determined under GAAP), excluding: real estate depreciation and amortization, gains and losses from the sale of certain real estate assets, gains and losses from change in control, mark-to-market changes in value recognized on equity securities, impairment write-downs of certain real estate assets and impairment of investments in entities when it is directly attributable to decreases in the value of depreciable real estate held by the entity, and after adjusting equity in earnings (losses) to reflect our share of FFO in unconsolidated real estate ventures. Distributions declared on subordinated performance units and DownREIT subordinated performance units represented our allocation of FFO to noncontrolling interests held by subordinated performance unitholders and DownREIT subordinated performance unitholders. For purposes of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders, we exclude distributions declared on preferred shares and preferred units, and, prior to the internalization of the PRO structure, subordinated performance units and DownREIT subordinated performance units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, integration costs, executive severance costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt, casualty-related expenses, losses, and related recoveries and adjustments for unconsolidated partnerships and joint ventures.

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

The following table presents a reconciliation of net income to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	2024	2023	2022
Net income	$183,270	$236,988	$183,765
Add (subtract):
Real estate depreciation and amortization	188,358	220,737	231,870
Equity in losses (earnings) of unconsolidated real estate ventures	16,075	(7,553)	(7,745)
Company's share of FFO in unconsolidated real estate ventures	24,156	24,636	24,817
Gain on sale of self storage properties	(63,841)	(63,910)	(5,466)
Distributions to preferred shareholders and unitholders	(22,273)	(20,330)	(14,510)
FFO attributable to subordinated performance unitholders(1)	(21,622)	(49,040)	(58,838)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	304,123	341,528	353,893
Add (subtract):
Acquisition costs	1,602	1,659	2,745
Integration and executive severance costs(2)	2,671	—	—
Casualty-related (recoveries) expenses(3)	—	(522)	6,388
Loss on early extinguishment of debt	323	758	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$308,719	$343,423	$363,026

Weighted average shares and units outstanding - FFO and Core FFO:(4)
Weighted average shares outstanding - basic	76,844	86,846	91,239
Weighted average restricted common shares outstanding	20	25	27
Weighted average OP units outstanding	45,110	38,302	35,421
Weighted average DownREIT OP unit equivalents outstanding	3,955	2,120	1,925
Weighted average LTIP units outstanding	684	553	514
Total weighted average shares and units outstanding - FFO and Core FFO	126,613	127,846	129,126

FFO per share and unit	$2.40	$2.67	$2.74
Core FFO per share and unit	$2.44	$2.69	$2.81

(1)	Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2)	Integration costs relate to expenses incurred as a part of the internalization of the PRO structure. Executive severance costs are recorded within the line items "General and administrative expenses" and "Non-operating (expense) income" in our condensed consolidated statements of operations.
(3)	Casualty-related recoveries in 2023 relate to casualty-related expenses incurred during 2022 and are recorded in the line item "Other" within operating expenses in our condensed consolidated statements of operations.
(4)	NSA combines OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in the Company's operating partnership are redeemable for cash or, at NSA's option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at NSA's option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). All subordinated performance units and DownREIT subordinated performance units were converted into OP units on July 1, 2024, in connection with the internalization of the PRO structure. See footnote 1 to the following table for additional discussion of subordinated performance units, DownREIT subordinated performance units, and LTIP units in the calculation of FFO and Core FFO per share and unit.

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Earnings per share - diluted	$1.18	$1.48	$0.99
Impact of the difference in weighted average number of shares(1)	(0.46)	0.23	(0.28)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.55	—	0.62
Add real estate depreciation and amortization	1.49	1.73	1.79
Add (subtract) equity in losses (earnings) of unconsolidated real estate ventures	0.12	(0.06)	(0.06)
Add Company's share of FFO in unconsolidated real estate ventures	0.19	0.19	0.19
Subtract gain on sale of self storage properties	(0.50)	(0.52)	(0.05)
FFO attributable to subordinated performance unitholders	(0.17)	(0.38)	(0.46)
FFO per share and unit	2.40	2.67	2.74
Add acquisition costs	0.02	0.01	0.02
Add integration and executive severance costs	0.02	—	—
Add casualty-related expenses	—	—	0.05
Add loss on early extinguishment of debt	—	0.01	—
Core FFO per share and unit	$2.44	$2.69	$2.81

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

(2)
Represents the effect of adjusting the numerator to consolidated net income (loss) prior to GAAP allocations for noncontrolling interests, after deducting preferred share and unit distributions, and before the application of the two-class method and treasury stock method, as described in footnote 1.

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
As of December 31, 2024, our same store portfolio consisted of 776 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the year ended December 31, 2024 compared to the year ended December 31, 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Change
Rental revenue
Same store portfolio	$667,808	$690,176	$(22,368)
Non-same store portfolio	32,439	103,790	(71,351)
Total rental revenue	700,247	793,966	(93,719)
Other property-related revenue
Same store portfolio	25,740	25,120	620
Non-same store portfolio	1,622	4,566	(2,944)
Total other property-related revenue	27,362	29,686	(2,324)
Property operating expenses
Same store portfolio	199,496	192,288	7,208
Non-same store portfolio	12,356	36,698	(24,342)
Total property operating expenses	211,852	228,986	(17,134)
Net operating income
Same store portfolio	494,052	523,008	(28,956)
Non-same store portfolio	21,705	71,658	(49,953)
Total net operating income	$515,757	$594,666	$(78,909)
Rental Revenue
Same store portfolio rental revenues decreased $22.4 million, or 3.2%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease in same store portfolio rental revenue was driven primarily by a decrease in average occupancy from 88.7% for the year ended December 31, 2023 to 85.8% for the year ended December 31, 2024. Average annualized same store rental revenue per occupied square foot decreased from $15.71 to $15.68, or 0.2%, for the year ended December 31, 2024, driven primarily by decreased lease rates for new tenants.
Other Property-Related Revenue
Same store portfolio other property-related revenue increased $0.6 million, or 2.5%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This increase primarily resulted from an increase in tenant insurance revenue.
Property Operating Expenses
Same store portfolio property operating expenses increased $7.2 million, or 3.7%, for the year ended December 31, 2024, as compared to the year ended December 31, 2023. The increase in same store property operating expenses was a result of increases in marketing, insurance and property tax expense, partially offset by decreases in personnel costs and repairs and maintenance expenses during the year ended December 31, 2024.

The following table presents a reconciliation of net income to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$183,270	$236,988	$183,765
(Subtract) add:
Management fees and other revenue	(42,726)	(34,411)	(27,624)
General and administrative expenses	57,606	59,281	59,311
Other	13,866	11,108	8,537
Depreciation and amortization	189,855	221,993	233,158
Interest expense	154,260	166,147	110,599
Equity in losses (earnings) of unconsolidated real estate ventures	16,075	(7,553)	(7,745)
Loss on early extinguishment of debt	323	758	—
Acquisition and integration costs	3,616	1,659	2,745
Income tax expense	3,767	1,590	4,689
Gain on sale of self storage properties	(63,841)	(63,910)	(5,466)
Non-operating (income) expense	(314)	1,016	951
Net operating income	$515,757	$594,666	$562,920
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about our 2016 Joint Venture, 2018 Joint Venture, 2023 Joint Venture and 2024 Joint Venture see Note 5 to the consolidated financial statements in Item 8.
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense and the Company's share of unconsolidated real estate venture depreciation and amortization. We define Adjusted EBITDA as EBITDA plus acquisition costs, integration costs, executive severance costs, equity-based compensation expense, losses on sale of properties, impairment of long-lived assets and casualty-related expenses, losses and recoveries, minus gains on sale of properties and debt forgiveness, and after adjustments for unconsolidated partnerships and joint ventures, including the removal of the non-cash effect of applying HLBV for purposes of allocating GAAP net income (loss) for the 2024 Joint Venture. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$183,270	$236,988	$183,765
Add:
Depreciation and amortization	189,855	221,993	233,158
Company's share of unconsolidated real estate venture depreciation and amortization	20,719	17,083	17,072
Interest expense	154,260	166,147	110,599
Income tax expense	3,767	1,590	4,689
Loss on early extinguishment of debt	323	758	—
EBITDA	552,194	644,559	549,283
Add (subtract):
Acquisition costs	1,602	1,659	2,745
Effect of hypothetical liquidation at book value (HLBV) accounting for unconsolidated 2024 Joint Venture(1)	19,511	—	—
Gain on sale of self storage properties	(63,841)	(63,910)	(5,466)
Integration and executive severance costs, excluding equity-based compensation(2)	1,879	—	—
Casualty-related (recoveries) expenses(3)	—	(522)	6,388
Equity-based compensation expense(4)	8,310	6,679	6,258
Adjusted EBITDA	$519,655	$588,465	$559,208

(1)
Reflects the non-cash impact of applying HLBV to the 2024 Joint Venture, which allocates GAAP income (loss) on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(2)	Integration costs relate to expenses incurred as a part of the internalization of the PRO structure. Executive severance costs are recorded within the line items "General and administrative expenses" and "Non-operating (expense) income" in our condensed consolidated statements of operations.
(3)	Casualty-related recoveries in 2023 relate to casualty-related expenses incurred during 2022 and are recorded in the line item "Other" within operating expenses in our condensed consolidated statements of operations.
(4)
Equity-based compensation expense is a non-cash item recorded within general and administrative expenses and acquisition and integration costs in our consolidated statements of operations. For the year ended December 31, 2024, $0.4 million relates to the internalization of our PRO structure and is included in acquisition and integration costs.

Liquidity and Capital Resources
Liquidity Overview
Liquidity is the ability to meet present and future financial obligations. Our primary source of liquidity is cash flow from our operations. Additional sources are proceeds from dispositions of self storage properties (including contributions to our joint ventures), equity and debt offerings, debt financings including additional borrowing capacity under the credit facility, and expansion options available under the 2028 Term Loan Facility, the June 2029 Term Loan Facility, and our credit facility.
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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. In 2022 and 2023, the Federal Reserve Board increased interest rates from historically low levels, until pausing increases in August 2023 and decreasing rates in September 2024. Although the Federal Reserve Board has signaled an intention to continue to reduce interest rates in 2025, there is no assurance that this will occur or that the Federal Reserve Board will not maintain or raise interest rates in the future. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At December 31, 2024, we had $50.4 million in cash and cash equivalents and $0.3 million of restricted cash, a decrease in cash and cash equivalents of $14.6 million and a decrease in restricted cash of $22.4 million from December 31, 2023. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 of this report.
Operating Activities
Cash provided by our operating activities was $363.1 million for the year ended December 31, 2024 compared to $441.6 million the year ended December 31, 2023. Our operating cash flow decreased primarily due to a decrease in rental revenue, partially offset by a decrease in property operating expenses driven by (i) the sale of 32 self storage properties to an unaffiliated third party in the three months ended December 31, 2023, (ii) the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024, and (iii) the sale of 40 self storage properties to unaffiliated third parties during the year ended December 31, 2024.
Investing Activities
Cash provided by investing activities was $425.4 million for the year ended December 31, 2024 compared to $161.1 million of cash provided by investing activities for the year ended December 31, 2023. The primary sources of cash for the year ended December 31, 2024 were $616.8 million from the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 40 self storage properties to unaffiliated third parties during the year ended December 31, 2024, partially offset by our investment in the 2023 and 2024 Joint Ventures of $74.2 million, our acquisition of seven self storage properties for cash consideration of $64.6 million, our acquisition of intangible assets in connection with the internalization of our PRO structure for $32.7 million, and expenditures for corporate furniture and equipment of $1.9 million.

Cash provided by investing activities was $161.1 million for the year ended December 31, 2023 compared to $584.2 million of cash used in investing activities for the year ended December 31, 2022. The primary sources of cash for the year ended December 31, 2023 were $262.3 million of proceeds from our sale of 32 self storage properties to an unaffiliated third party, partially offset by our acquisition of 20 self storage properties and annexes to existing properties for cash consideration of $48.7 million, capital expenditures of $34.2 million, our acquisition of management company assets and an interest in a reinsurance company of $16.9 million and expenditures for corporate furniture and equipment of $1.3 million.
Capital expenditures totaled $18.7 million, $34.2 million and $42.8 million during the years ended December 31, 2024, 2023 and 2022 respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Recurring capital expenditures	$12,989	$16,957	$11,794
Value enhancing capital expenditures	2,861	6,364	11,732
Acquisitions capital expenditures	1,844	9,649	19,215
Total capital expenditures	17,694	32,970	42,741
Change in accrued capital spending	957	1,260	57
Capital expenditures per statement of cash flows	$18,651	$34,230	$42,798
Financing Activities
Cash used in our financing activities was $825.4 million for the year ended December 31, 2024 compared to $557.2 million of cash used in financing activities for the year ended December 31, 2023. Our primary uses of financing cash flows for the year ended December 31, 2024 were for principal payments on existing debt of $1.5 billion (which included $857.7 million of principal repayments under the Revolver, $275.0 million repayment of Term Loan B, $325.0 million repayment of Term Loan C, $19.9 million of fixed rate mortgage repayments and $2.1 million of scheduled fixed rate mortgage principal amortization payments), common share repurchases of $275.2 million, distributions to common shareholders of $171.8 million, distributions to noncontrolling interests of $134.6 million and distributions to preferred shareholders of $20.4 million. Our sources of financing cash flows for the year ended December 31, 2024 primarily consisted of $1.3 billion of borrowings (which included $920.0 million of borrowings under our Revolver, $150.0 million from the issuance of the 2034 Notes (as defined in Note 8 to the consolidated financial statements in Item 8), $125.0 million from the issuance of the September 2031 Notes (as defined in Note 8 to the consolidated financial statements in Item 8) and $75.0 million from the issuance of the September 2028 Notes (as defined in Note 8 to the consolidated financial statements in Item 8)).

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
Credit Facility and Term Loan Facilities
As of December 31, 2024, our credit facility provided for total borrowings of $1.355 billion, consisting of the following components: (i) a Revolver which provides for a total borrowing commitment up to $950.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $275.0 million Term Loan D and (iii) a $130.0 million Term Loan E. The Revolver is set to mature in January 2027; provided that we may elect up to two times to extend the maturity by six months each up to January 2028 by paying an extension fee for each such election of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of December 31, 2024, we had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.900 billion.
As of December 31, 2024, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 3.96% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.89%. As of December 31, 2024, we would have had the capacity to borrow remaining Revolver commitments of $500.0 million while remaining in compliance with the credit facility's financial covenants.
We have a credit agreement with a lender for a term loan facility that matures in December 2028 (the "2028 Term Loan Facility") and is separate from the credit facility in an aggregate amount of $75.0 million. As of December 31, 2024, $75.0 million was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a credit agreement with a lender for a term loan facility that matures in April 2029 (the "April 2029 Term Loan Facility") and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2024 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.
We have a June 2029 Term Loan Facility that matures in June 2029 (the "June 2029 Term Loan Facility") and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of December 31, 2024, the June 2029 Term Loan Facility had an effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
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
July 2028 Senior Unsecured Notes
On April 27, 2023, our operating partnership issued $120.0 million of 5.61% senior unsecured notes due July 5, 2028 (the "July 2028 Notes") in a private placement to certain institutional investors. The July 2028 Notes have an effective interest rate of 5.75% after taking into account the effect of interest rate swaps.
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
September 2028, September 2031 and 2034 Senior Unsecured Notes
On September 5, 2024, our operating partnership issued $75.0 million of 5.40% senior unsecured notes due September 5, 2028 (the "September 2028 Notes"), $125.0 million of 5.55% senior unsecured notes due September 5, 2031 (the "September 2031 Notes"), and $150.0 million of 5.74% senior unsecured notes due September 5, 2034 ("September 2034 Notes") in a private placement to certain institutional investors.
Sources of Liquidity and Capital Resources
As of December 31, 2024, we had $50.4 million in cash and cash equivalents, compared to $65.0 million as of December 31, 2023. Our cash flows from operations result primarily from the ownership and management of self storage facilities as described in Part I, Item 1, "Business".
Our material cash requirements from contractual and other obligations primarily relate to our debt obligations. Expected timing of those payments are as follows. The information in this section should be read in conjunction with Note 8 and other information included in the accompanying consolidated financial statements included in Item 8.

(dollars in thousands)	Next 12 Months	Beyond 12 Months	Total
Senior Unsecured Notes	$—	$1,950,000	$1,950,000
Revolving line of credit(1)	—	443,300	443,300
Term loan facilities	—	865,000	865,000
Fixed rate mortgage notes payable	—	200,793	200,793
Total	$—	$3,459,093	$3,459,093
(1) Under the credit facility, the Company has an expansion option which if exercised in full, would provide an additional $545 million of borrowing capacity.

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
Equity Transactions
Issuance and Repurchase of Common Shares
On December 1, 2023, we approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. During the year ended December 31, 2024, we repurchased 7,400,322 common shares for approximately $275.2 million (inclusive of commissions and fees). On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares from time to time.
During the year ended December 31, 2024, after receiving notices of redemption from certain OP unitholders, we elected to issue 1,454,837 common shares to such holders in exchange for 1,454,837 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance and Redemption of OP Equity
As discussed in Note 3 to the consolidated financial statements in Item 8, during the year ended December 31, 2024, we issued (i) 14,376,264 OP units upon the conversion of 7,772,693 subordinated performance units due to the internalization of the PRO structure, (ii) 1,548,866 OP units in connection with the purchase of the PROs' intangible assets, (iii) 43,556 OP units upon the conversion of 23,690 subordinated performance units, and (iv) 92,174 OP units upon the conversion of an equivalent number of LTIP units. In addition, we redeemed 28,017 OP units, 194,888 subordinated performance units for cash and 9,742 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
During the year ended December 31, 2024, we issued 3,608,523 DownREIT OP units upon the conversion of 4,133,474 DownREIT subordinated performance units due to the internalization of the PRO structure and 40,200 DownREIT OP units that were issued in exchange for OP units.
Dividends and Distributions
During the year ended December 31, 2024, the Company paid $171.8 million of distributions to common shareholders, $20.4 million of distributions to preferred shareholders and distributed $134.6 million to noncontrolling interests.
On February 13, 2025, our board of trustees declared a cash dividend and distribution, respectively, of $0.57 per common share and OP unit to shareholders and OP unitholders of record as of March 14, 2025. On February 13, 2025, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 14, 2025.

Segment
We manage our business as one reportable segment consisting of owning and managing self storage properties located in the United States. Although we operate in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets (see Note 15 to the consolidated financial statements in Item 8 for more information).
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
As of December 31, 2024, we had $223.3 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $2.2 million annually.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has issued an attestation report on the Company’s internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2024, no trustee or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporation by reference
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2024.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.

The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
The information regarding our insider trading policies and procedures required by Item 408(b) of Regulation S-K is incorporated herein by reference to the Proxy Statement, to be filed with the SEC within 120 days after December 31, 2024.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
Item 14. Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2024.
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
3.3
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.3 to the Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

3.4
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.4 to the Form S-3ASR, filed with the SEC on March 14, 2018, is incorporated herein by this reference)

3.5
Articles Supplementary and Certificate of Correction to Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 3, 2019, is incorporated herein by this reference)

3.6
Articles Supplementary designating the Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 19, 2021, is incorporated herein by this reference)

3.7
Articles Supplementary designating the Series B Preferred Shares of National Storage Affiliates Trust (Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on March 21, 2023, is incorporated herein by this reference)

4.1
Specimen Common Share Certificate of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form S-11/A filed with the SEC on April 20, 2015, is incorporated herein by this reference)

4.2
Form of Specimen Certificate of Series A Preferred Shares of National Storage Affiliates Trust (Exhibit 4.1 to the Registration Statement on Form 8-A filed with the SEC on October 10, 2017, is incorporated herein by this reference)

4.3
Description of Common Shares of Beneficial Interest, 6.000% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest and 6.000% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest (Exhibit 4.3 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024, in incorporated herein by this reference)

10.1	Fourth Amended and Restated Agreement of Limited Partnership of NSA OP, LP (Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 3, 2024, is incorporated herein by this reference)
10.2
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP and Partnership Unit Designation of Series A Cumulative Redeemable Preferred Units of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.3
Two Hundred Sixth Amendment To Third Amended and Restated Agreement of Limited Partnership Of NSA OP, LP and First Amendment To Partnership Unit Designation Of Series A-1 Cumulative Redeemable Preferred Units Of NSA OP, LP (Exhibit 10.14 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2023, is incorporated herein by this reference)

10.4
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.5
Third Amended and Restated Credit Agreement dated as of January 3, 2023 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets, Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and Capital One, National Association as Co-Lead Arrangers and Co-Documentation Agent, BofA Securities, Inc., Truist Securities, Inc., Wells Fargo Securities, LLC, and Regions Securities, LLC as Co-Lead Arrangers, and Truist Bank, N.A., Wells Fargo Bank, N.A., Regions Bank, and Bank of America, N.A., as Co-Documentation Agents (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.6*
First Amendment to Third Amended and Restated Credit Agreement dated as of September 8, 2023 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets, Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and Capital One, National Association as Co-Lead Arrangers and Co-Documentation Agent, BofA Securities, Inc., Truist Securities, Inc., Wells Fargo Securities, LLC, and Regions Securities, LLC as Co-Lead Arrangers, and Truist Bank, N.A., Wells Fargo Bank, N.A., Regions Bank, and Bank of America, N.A., as Co-Documentation Agents

10.7	National Storage Affiliates Trust 2015 Equity Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)
10.8	National Storage Affiliates Trust 2024 Equity Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2024, is incorporated herein by this reference)
10.9
Amended and Restated Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule I thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by reference)

10.10
Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule 1 thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated by this reference)

10.11*	Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule 1 thereto
10.12
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

10.14
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and David Cramer (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.15
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Brandon S. Togashi (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.16
Employment Agreement dated as of January 1, 2023 by and between National Storage Affiliates Trust and Tiffany S. Kenyon (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.17
Employment Agreement dated as of May 31, 2023 by and between National Storage Affiliates Trust and William S. Cowan, Jr. (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2023, is incorporated herein by this reference)

10.18	Form of Amended and Restated Restricted Share Unit Award Agreement (Exhibit 10.17 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.19	Form of Amended and Restated Restricted Share Award Agreement (Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)

10.20
Form of LTIP Unit Award Agreement for Executive Officers under the NSA OP, LP 2015 Long-Term Incentive Plan (Exhibit 10.32 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024, is incorporated herein by this reference)

10.21*	Form of LTIP Unit Award Agreement for Executive Officers under the NSA OP, LP 2024 Long-Term Incentive Plan
10.22
Sale Agreement, dated November 19, 2024, among National Storage Affiliates Trust, NSA OP, LP and the agents and forward purchasers party thereto (Exhibit 1.1 on Form 8-K, filed with the SEC on November 19, 2024, is incorporated herein by this reference)

10.23	Form of Indemnification Agreement (Exhibit 10.7 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)
19.1*	Statement of Corporate Policy Regarding Equity Transactions
21.1*	List of subsidiaries of National Storage Affiliates Trust
23.1*	Consent of KPMG LLP for National Storage Affiliates Trust
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
Recovery Policy Relating to Erroneously Awarded Incentive Compensation (Exhibit 10.39 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024, is incorporated herein by this reference)

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
David G. Cramer
president and chief executive officer
(principal executive officer)
Date: February 27, 2025

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David G. Cramer, Brandon S. Togashi and John J. Esbenshade and each of them, with full power to act without the other, such person's true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Form 10-K and any and all amendments thereto, and to file the same, with exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing necessary or desirable to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and in the capacities and on the dates indicated.

Signature	Title	Date
National Storage Affiliates Trust

/s/ DAVID G. CRAMER	trustee, president and chief executive officer	February 27, 2025
David G. Cramer	(principal executive officer)

/s/ BRANDON S. TOGASHI	executive vice president and chief financial officer	February 27, 2025
Brandon S. Togashi	(principal financial officer)

/s/ JOHN J. ESBENSHADE	senior vice president, controller and chief accounting officer	February 27, 2025
John J. Esbenshade	(principal accounting officer)

/s/ TAMARA D. FISCHER	executive chairperson of the board of trustees	February 27, 2025
Tamara D. Fischer

/s/ ARLEN D. NORDHAGEN	vice chairperson of the board of trustees	February 27, 2025
Arlen D. Nordhagen

/s/ WARREN W. ALLAN	trustee	February 27, 2025
Warren W. Allan

/s/ LISA R. COHN	trustee	February 27, 2025
Lisa R. Cohn

/s/ PAUL W. HYLBERT, JR.	trustee	February 27, 2025
Paul W. Hylbert, Jr.

/s/ CHAD L. MEISINGER	trustee	February 27, 2025
Chad L. Meisinger

/s/ STEVEN G. OSGOOD	trustee	February 27, 2025
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	February 27, 2025
Dominic M. Palazzo

/s/ MICHAEL J. SCHALL	trustee	February 27, 2025
Michael J. Schall

/s/ REBECCA L. STEINFORT	trustee	February 27, 2025
Rebecca L. Steinfort

/s/ CHARLES F. WU	trustee	February 27, 2025
Charles F. Wu

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2024 and 2023	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022	F-7
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2024, 2023 and 2022	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	F-11

Notes to the Consolidated Financial Statements	F-13

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-48

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Expected holding period for self storage properties
As discussed in Note 4 to the consolidated financial statements, the Company had $4,812,496 thousand of self storage properties, net, as of December 31, 2024. The Company evaluates the recoverability of the carrying value of self storage properties whenever events or circumstances indicate that there may be impairment.
We identified the assessment of the Company’s evaluation of the expected holding period for self storage properties as a critical audit matter. Subjective auditor judgment was required to evaluate the reasonableness of management’s expected holding period for self storage properties. Changes in the Company’s judgments regarding the holding period for these assets could have had a significant impact on the determination of their recoverability.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control in the Company’s impairment process related to management’s expected holding period for self storage properties. We inquired of management and obtained written representations regarding potential property disposal plans. We read minutes of the meetings of the Company’s Board of Trustees to identify and evaluate management’s plans for disposal of any self storage properties. We inquired of the Company’s plans for its self storage properties with those in the organization who are responsible for, and have authority over, potential disposition activities. We compared management’s assessment of self storage properties with potential shortened expected holding period to information obtained from those in the organization responsible for disposition activities. We evaluated the reasonableness of management’s expected holding period for self storage properties by inspecting listings from external sources of real estate properties for sale by the Company.

/s/ KPMG LLP
We have served as the Company’s auditor since 2013.
Denver, Colorado
February 27, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:
Opinion on Internal Control Over Financial Reporting
We have audited National Storage Affiliates Trust and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule III – Real Estate and Accumulated Depreciation (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Denver, Colorado
February 27, 2025

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2024	2023
ASSETS
Real estate
Self storage properties	$5,864,134	$5,792,174
Less accumulated depreciation	(1,051,638)	(874,359)
Self storage properties, net	4,812,496	4,917,815
Cash and cash equivalents	50,408	64,980
Restricted cash	345	22,713
Debt issuance costs, net	5,632	8,442
Investment in unconsolidated real estate ventures	246,193	211,361
Other assets, net	218,482	134,002
Assets held for sale, net	—	550,199
Operating lease right-of-use assets	20,906	22,299
Total assets	$5,354,462	$5,931,811
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,449,087	$3,658,205
Accounts payable and accrued liabilities	98,657	92,766
Interest rate swap liabilities	471	3,450
Operating lease liabilities	22,888	24,195
Deferred revenue	20,012	27,354
Total liabilities	3,591,115	3,805,970
Commitments and contingencies (Note 12)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 14,695,458 and 14,685,716 issued (in series) and outstanding at December 31, 2024 and 2023, at liquidation preference	340,895	340,651
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 76,344,661 and 82,285,995 shares issued and outstanding at December 31, 2024 and 2023, respectively	763	823
Additional paid-in capital	1,249,426	1,509,563
Distributions in excess of earnings	(530,652)	(449,907)
Accumulated other comprehensive income	15,548	21,058
Total shareholders' equity	1,075,980	1,422,188
Noncontrolling interests	687,367	703,653
Total equity	1,763,347	2,125,841
Total liabilities and equity	$5,354,462	$5,931,811

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Rental revenue	$700,247	$793,966	$748,814
Other property-related revenue	27,362	29,686	25,131
Management fees and other revenue	42,726	34,411	27,624
Total revenue	770,335	858,063	801,569
OPERATING EXPENSES
Property operating expenses	211,852	228,986	211,025
General and administrative expenses	57,606	59,281	59,311
Depreciation and amortization	189,855	221,993	233,158
Other	13,866	11,108	8,537
Total operating expenses	473,179	521,368	512,031
OTHER (EXPENSE) INCOME
Interest expense	(154,260)	(166,147)	(110,599)
Loss on early extinguishment of debt	(323)	(758)	—
Equity in (losses) earnings of unconsolidated real estate ventures	(16,075)	7,553	7,745
Acquisition and integration costs	(3,616)	(1,659)	(2,745)
Non-operating income (expense)	314	(1,016)	(951)
Gain on sale of self storage properties	63,841	63,910	5,466
Other expense, net	(110,119)	(98,117)	(101,084)
Income before income taxes	187,037	238,578	188,454
Income tax expense	(3,767)	(1,590)	(4,689)
Net income	183,270	236,988	183,765
Net income attributable to noncontrolling interests	(71,752)	(80,319)	(80,028)
Net income attributable to National Storage Affiliates Trust	111,518	156,669	103,737
Distributions to preferred shareholders	(20,445)	(19,019)	(13,425)
Net income attributable to common shareholders	$91,073	$137,650	$90,312

Earnings per share - basic	$1.18	$1.58	$0.99
Earnings per share - diluted	$1.18	$1.48	$0.99

Weighted average shares outstanding - basic	76,844	86,846	91,239
Weighted average shares outstanding - diluted	76,844	146,023	91,239

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$183,270	$236,988	$183,765
Other comprehensive income (loss)
Unrealized gain on derivative contracts	27,908	10,893	82,418
Realized loss on derivative contracts	—	(1,643)	—
Reclassification of other comprehensive (income) loss to interest expense	(31,779)	(35,605)	2,315
Other comprehensive (loss) income	(3,871)	(26,355)	84,733
Comprehensive income	179,399	210,633	268,498
Comprehensive income attributable to noncontrolling interests	(69,093)	(71,649)	(104,826)
Comprehensive income attributable to National Storage Affiliates Trust	$110,306	$138,984	$163,672

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

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
OP units, LTIP units, subordinated performance units and Series A-1 preferred units, net of offering costs	—	—	—	—	—	—	—	67,266	67,266
Issuance of Series A-1 preferred units	—	—	—	—	—	—	—	750	750
Redemptions of OP Units	—	—	1,275,854	13	19,240	—	514	(19,767)	—
Repurchase of common shares	—	—	(8,836,639)	(88)	(310,064)	—	—	—	(310,152)
Effect of changes in ownership for consolidated entities	—	—	—	—	24,373	—	(2,301)	(22,072)	—
Equity-based compensation expense	—	—	—	—	419	—	—	6,260	6,679
Issuance of restricted common shares	—	—	12,856	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(8,221)	—	(306)	—	—	—	(306)
Preferred share dividends	—	—	—	—	—	(19,019)	—	—	(19,019)
Common share dividends	—	—	—	—	—	(190,907)	—	—	(190,907)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(141,246)	(141,246)
Other comprehensive loss	—	—	—	—	—	—	(17,685)	(8,670)	(26,355)
Net income	—	—	—	—	—	156,669	—	80,319	236,988
Balances, December 31, 2023	14,685,716	$340,651	82,285,995	$823	$1,509,563	$(449,907)	$21,058	$703,653	$2,125,841
Issuance of preferred shares upon redemption of preferred units	9,742	244	—	—	—	—	—	(244)	—
OP equity issued in connection with internalization of PRO structure (Note 2)	—	—	—	—	—	—	—	62,311	62,311
Redemptions of OP Units	—	—	1,454,837	14	17,564	—	321	(27,403)	(9,504)
Repurchase of common shares	—	—	(7,400,322)	(74)	(275,166)	—	—	—	(275,240)
Effect of changes in ownership for consolidated entities	—	—	—	—	(1,964)	—	(4,619)	6,583	—
Equity-based compensation expense	—	—	—	—	447	—	—	7,863	8,310
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Issuance of restricted common shares	—	—	9,413	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(5,262)	—	(123)	—	—	—	(123)
Equity offering costs	—	—	—	—	(895)	—	—	—	(895)
Preferred share dividends	—	—	—	—	—	(20,445)	—	—	(20,445)
Common share dividends	—	—	—	—	—	(171,818)	—	—	(171,818)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(134,489)	(134,489)
Other comprehensive loss	—	—	—	—	—	—	(1,212)	(2,659)	(3,871)
Net income	—	—	—	—	—	111,518	—	71,752	183,270
Balances, December 31, 2024	14,695,458	$340,895	76,344,661	$763	$1,249,426	$(530,652)	$15,548	$687,367	$1,763,347

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$183,270	$236,988	$183,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,855	221,993	233,158
Amortization of debt issuance costs	6,487	6,535	4,423
Amortization of debt discount and premium, net	(610)	(561)	(698)
Gain on sale of self storage properties	(63,841)	(63,910)	(5,466)
Other	323	969	992
Equity-based compensation expense	8,310	6,679	6,258
Equity in losses (earnings) of unconsolidated real estate ventures	16,075	(7,553)	(7,745)
Distributions from unconsolidated real estate ventures	23,307	23,635	23,535
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	2,141	1,226	(10,206)
Accounts payable and accrued liabilities	5,321	12,228	16,519
Deferred revenue	(7,573)	3,347	(688)
Net Cash Provided by Operating Activities	363,065	441,576	443,847
INVESTING ACTIVITIES
Acquisition of self storage properties	(64,577)	(48,725)	(496,358)
Capital expenditures	(18,651)	(34,230)	(42,798)
Deposits and advances for self storage property and other acquisitions	(198)	—	—
Investment in unconsolidated real estate ventures	(74,215)	—	(55,044)
Expenditures for corporate furniture, equipment and other	(1,923)	(1,318)	(928)
Acquisition of intangible assets from our former PROs	(32,741)	(16,924)	—
Other	908	—	—
Net proceeds from sale of self storage properties	616,812	262,302	10,963
Net Cash Provided by (Used In) Investing Activities	425,415	161,105	(584,165)
FINANCING ACTIVITIES
Borrowings under debt financings	1,270,000	1,318,815	1,572,000
Redemption of OP equity	(9,504)	—	—
Repurchase of common shares	(275,195)	(310,152)	(90,109)
Principal payments under debt financings	(1,479,536)	(1,210,630)	(960,372)
Payment of dividends to common shareholders	(171,818)	(190,907)	(195,699)
Payment of dividends to preferred shareholders	(20,445)	(19,019)	(13,425)
Distributions to noncontrolling interests	(134,614)	(141,474)	(141,000)
Debt issuance costs	(3,609)	(3,820)	(15,981)
Equity offering costs	(699)	—	(772)
Net Cash (Used in) Provided by Financing Activities	(825,420)	(557,187)	154,642
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(36,940)	45,494	14,324

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	87,693	42,199	27,875
End of year	$50,753	$87,693	$42,199

Supplemental Cash Flow Information
Cash paid for interest	$145,414	$143,622	$99,433
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in investment activity:
Issuance of Series A-1 preferred units, OP units, LTIP units, and subordinated performance units	$—	$67,266	$72,116
Issuance of Series B preferred shares	—	113,129	—
Deposits on acquisitions applied to purchase price	—	—	800
Other net liabilities assumed	296	185	2,890
Internalization of PRO structure
Issuance of OP units for acquisition of intangible assets from our former PROs	62,311	—	—
Change in accrued capital spending	957	1,260	57

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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 MSAs in the United States. Pursuant to the Agreement of Limited Partnership (as amended, the "LP Agreement") of its operating partnership, the Company's operating partnership is authorized to issue preferred units, Class A Units ("OP units") and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated limited partnership subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units").
The Company owned, managed and controlled 815 of its consolidated self storage properties in 38 states and Puerto Rico with approximately 52.2 million rentable square feet in approximately 409,000 storage units as of December 31, 2024. These properties are managed with local operational focus and expertise.
As of December 31, 2024, the Company also managed through its property management platform an additional portfolio of 259 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 18.0 million rentable square feet, configured in approximately 143,000 storage units and located across 24 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of December 31, 2024, in total, the Company operated and held ownership interests in 1,074 self storage properties located across 42 states and Puerto Rico with approximately 70.2 million rentable square feet in approximately 552,000 storage units.
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

Table of Content
As of December 31, 2024, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 DownREIT partnerships that are considered VIEs, which owned 49 self storage properties. The net book value of the real estate owned by these VIEs was $407.1 million and $418.9 million as of December 31, 2024 and December 31, 2023, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $172.9 million and $188.7 million as of December 31, 2024 and December 31, 2023, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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

Table of Content
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
Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. As of December 31, 2024, the Company had no self storage properties classified as held for sale. As of December 31, 2023, the Company had $550.2 million of self storage properties classified as held for sale, consisting of 39 self storage properties to be sold to an unaffiliated third party in 2024 and 56 self storage properties that were contributed to the 2024 Joint Venture (as defined in Note 5) in February 2024. The Company measured the self storage properties' fair value based on the contracted sale price and determined there was no impairment of these properties.
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
The Company has tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $22.9 million, $24.1 million and $19.8 million, respectively, of tenant insurance and tenant warranty protection plan revenues.

Table of Content
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the years ended December 31, 2024, 2023 and 2022, the Company recognized retail sales of $1.9 million, $2.3 million and $2.6 million, respectively.
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
With respect to the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture (each as defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees for the 2016 Joint Venture, 2018 Joint Venture and 2023 Joint Venture are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. The property management fees for the 2024 Joint Venture are equal to 4% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate venture. With respect to the 2016 Joint Venture, the 2023 Joint Venture and 2024 Joint Venture, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues. During the years ended December 31, 2024, 2023 and 2022, the Company recognized property management fees, call center fees and platform fees of $18.3 million, $16.8 million and $16.5 million, respectively.
The Company also earns acquisition fees for properties acquired by the 2016 Joint Venture, the 2018 Joint Venture, 2023 Joint Venture and the 2024 Joint Venture. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the years ended December 31, 2024, 2023 and 2022, the Company recognized acquisition fees of $0.6 million, $0 and $1.2 million, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the years ended December 31, 2024, 2023 and 2022, the Company recognized $22.8 million, $17.2 million and $9.5 million, respectively, of revenue related to these activities.
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $15.0 million, $15.3 million and $10.0 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
The Company will not be required to make distributions with respect to income derived from the activities conducted through subsidiaries that the Company elects to treat as taxable REIT subsidiaries ("TRS") for federal income tax purposes. Certain activities that the Company undertakes must be conducted by a TRS, such as performing non-customary services for its customers, facilitating sales of tenant insurance and holding assets that the Company is not permitted to hold directly. A TRS is subject to federal and state income taxes.
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2024 and 2023.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2024 and 2023. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; the 2021 tax year is the earliest period that remains open to examination by these taxing jurisdictions.
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
The estimated fair value of all equity-based awards issued to the Company's former PROs and their affiliates in connection with self storage property acquisitions is included in the cost of the respective acquisitions. The estimated fair value of such awards is measured at the date the self storage properties are acquired, as this date represents satisfaction of the performance condition and coincides with the award vesting.

Table of Content
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
Segment Reporting
The Company manages its business as one reportable segment consisting of owning and managing self storage properties located in the United States. Although the Company operates in several markets, these operations have been aggregated into one reportable segment based on the similar economic characteristics among all markets, as discussed further in Note 15.

Table of Content
Allocation of Net Income (Loss)
Effective July 1, 2024, in connection with the Company's internalization of its PRO structure, all outstanding subordinated performance units of our operating partnership ("subordinated performance units'") including all units of the DownREIT partnerships intended to be economically equivalent to the subordinated performance units ("DownREIT subordinated performance units") were converted into OP units and DownREIT OP units, respectively. For periods in which the subordinated performance units were outstanding, the Company allocated GAAP income utilizing the HLBV method, in which income or loss was allocated based on the change in each unitholders’ claim on the net assets of its operating partnership at period end after adjusting for any distributions or contributions made during such period. For periods in which the subordinated performance units are not outstanding, the Company allocates GAAP income based on the number of common shares and partnership units (including DownREIT OP units) outstanding.
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
Goodwill
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates goodwill for potential impairment annually, or whenever impairment indicators are present. The Company determined that there was no impairment to goodwill during the years ended December 31, 2024 and 2023.
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
Internalization of PRO Structure
The Company completed the internalization of its PRO structure on July 1, 2024 (the "Closing Date"). As a result of the internalization, the Company purchased certain of each PRO’s assets, which included each PRO’s asset management and property management contracts (collectively, the "management contracts"), certain of each PRO's intellectual property and brands ("PRO IP") and certain rights related to certain PROs' tenant insurance programs (collectively, along with the management contracts and PRO IP, the "PROs' intangible assets"). The Company is transitioning the majority of operations in a phased approach, which has begun and is expected to continue over the 12 month period following the Closing Date, and the Company has executed new asset management and property management agreements with a number of its former participating regional operators ("former PROs") for all or a part of this transitionary period at newly negotiated management fees.

Table of Content
Consideration paid for the PROs' management contracts and PRO IP totaled approximately $34.6 million, consisting of 775,210 OP units and $3.4 million in cash. The Company allocated the purchase price to intangible assets acquired, consisting of management contracts and certain PROs' trade names. The Company also acquired certain rights related to certain PROs' tenant insurance-related programs. The consideration paid for the rights associated with the tenant insurance-related programs was approximately $60.3 million, consisting of 773,656 OP units and $29.2 million in cash. In addition, the Company incurred $1.4 million in transaction costs related to the transactions.
Additionally, in connection with the internalization of its PRO structure, effective July 1, 2024, all 11,906,167 outstanding subordinated performance units including all DownREIT subordinated performance units were converted into an aggregate of 17,984,787 OP units and DownREIT OP units. Each subordinated performance unit and DownREIT subordinated performance unit was converted into a number of OP units and DownREIT OP units determined by dividing the average cash available for distribution ("CAD") per unit on the series subordinated performance units and DownREIT subordinated performance units over a one-year period ending December 31, 2023, by 110% of the CAD per unit on the OP units determined over the same period. CAD per unit on the series subordinated performance units, DownREIT subordinated performance units, OP units and DownREIT OP units was determined by the Company based upon the application of the provisions of the LP Agreement applicable to the distributions of operating cash flow and capital transactions proceeds.
Retirement of PRO
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
During the year ended December 31, 2023, the Company paid $4.7 million in cash for Move It's rights to its asset management agreements, the Move It brand, and other intellectual property. The Company also acquired Move It's interest in a reinsurance company for approximately $12.2 million in cash. Additionally, in connection with Move It's retirement, 2,545,063 OP units were issued as a result of the non-voluntary conversion of 926,623 subordinated performance units.
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. We adopted this accounting standard for the year ended December 31, 2024. While the adoption has no impact on our financial statements, it has resulted in incremental disclosures within the footnotes to our consolidated financial statements (for additional information see Note 15. Segments).
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Topic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. ASU 2024-03 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2026 and interim reporting periods within fiscal years beginning after December 15, 2027. Pursuant to this ASU, we do not expect the adoption to have a material impact on our financial statements. However, the footnotes to our consolidated financial statements will include additional disclosures regarding certain specific expense categories.

Table of Content
3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
Series A Preferred Shares
The 6.000% cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") rank senior to the Company's common shares with respect to dividend rights and rights upon its liquidation, dissolution or winding up. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares became redeemable by the Company in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The increase in Series A Preferred Shares outstanding from December 31, 2023 to December 31, 2024, was due to the issuance of 9,742 Series A Preferred Shares upon the redemption of an equivalent number of 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units"). As of December 31, 2024, the Company had 9,027,330 Series A Preferred Shares issued and outstanding.
Series B Preferred Shares
On March 15, 2023, the Company classified 7,000,000 of the Company's authorized but unissued preferred shares of beneficial interest as 6.000% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"). The Series B Preferred Shares rank senior to the Company’s common shares of beneficial interest, and on parity with the Company’s Series A Preferred Shares and any future equity shares that the Company may later authorize or issue and that by their terms are on parity with the Series B Preferred Shares, and junior to any other class of the Company’s shares expressly designated as ranking senior to the Series B Preferred Shares. The Series B Preferred Shares have a per share liquidation preference of $25.00 per share and receive distributions at an annual rate of 6.000%. These distributions are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year, beginning on June 30, 2023. The first dividend was a pro rata dividend from and including March 16, 2023, to and including June 30, 2023. Generally, Series B Preferred Shares are not redeemable by the Company prior to September 15, 2043. As of December 31, 2024, the Company had 5,668,128 Series B Preferred Shares issued and outstanding.
On March 16, 2023, the Company issued 5,668,128 Series B Preferred Shares for approximately $139.6 million, to shareholders of one of the Company's former PROs in connection with the acquisition of a portfolio of 15 properties. As part of the acquisition transaction, the Company recorded a $26.1 million promissory note receivable from an affiliate of the former PRO. Proceeds from the promissory note were used by the affiliate of the former PRO to acquire $26.1 million of subordinated performance units. The promissory note bears interest at a rate equivalent to the dividends paid on 1,059,683 of the Series B Preferred Shares. As a result of these agreements, in accordance with GAAP, the $26.1 million promissory note receivable, interest income on the note receivable, $26.1 million of Series B Preferred Shares value, and dividends on such Series B Preferred Shares have been offset in the accompanying consolidated balance sheets, statements of operations, and statements of changes in equity, resulting in a net amount presented as proceeds from the issuance of Series B Preferred Shares of $113.1 million.
At the Market ("ATM") Program
On November 19, 2024, the Company and its operating partnership entered into a sales agreement with certain sales agents, forward sellers and forward purchasers, pursuant to which the Company may sell from time to time up to $400.0 million of the Company's common shares in sales deemed to be "at the market offerings" (the "sales agreement"). The sales agreement contemplates that, in addition to the issuance and sale by the Company of offered shares to or through the sale agents, the Company may enter into separate forward sale agreements with any forward purchaser. If the Company enters into a forward sale agreement with any forward purchaser, such forward purchaser will attempt to borrow from third parties and sell, through the related agent, acting as sales agent for such forward purchaser (each, a "forward seller"), offered shares, in an amount equal to the offered shares subject to such forward sale agreement, to hedge such forward purchaser’s exposure under such forward sale agreement. The Company may offer the common shares through the agents, as the Company's sales agents, or, as applicable, as forward seller, or directly to the agents or forward sellers, acting as principals, by means of, among others, ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. Entry into the sales agreement constituted a termination of the previous sales agreement dated February 27, 2019, which had $169.1 million remaining when terminated.

Table of Content
During the years ended December 31, 2024 and 2023, the Company did not sell any common shares through either ATM program. As of December 31, 2024, the Company had $400.00 million capacity remaining under its ATM Program.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares from time to time. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the year ended December 31, 2024, the Company repurchased 7,400,322 common shares for approximately $275.2 million, including commissions and fees.
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
As of December 31, 2024 and 2023, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2024	2023
Series A-1 preferred units	1,202,598	1,212,340
OP units	52,173,489	37,635,683
Subordinated performance units	—	7,991,271
LTIP units	794,926	785,932
DownREIT units
DownREIT OP units	5,769,214	2,120,491
DownREIT subordinated performance units	—	4,133,474
Total	59,940,227	53,879,191
Series A-1 Preferred Units
The Series A-1 preferred units rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A Preferred Shares or the issuance of 6.000% Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The decrease in Series A-1 preferred units outstanding from December 31, 2023 to December 31, 2024 was due to the redemption of 9,742 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.

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
The increase in OP units outstanding from December 31, 2023 to December 31, 2024 was due to (i) 14,376,264 OP units issued upon the conversion of 7,772,693 subordinated performance units due to the internalization of the PRO structure, (ii) the issuance of 1,548,866 OP units in connection with the purchase of the PROs' intangible assets, (iii) 43,556 OP units issued upon the voluntary conversion of 23,690 subordinated performance units, and (iv) the conversion of 92,174 LTIP units into an equivalent number of OP units, partially offset by the redemption of 1,454,837 OP units for an equal number of common shares, 40,200 OP units that were exchanged for DownREIT OP units and the redemption of 28,017 OP units for cash.
The increase in DownREIT OP units outstanding from December 31, 2023 to December 31, 2024 was due to 3,608,523 DownREIT OP units issued upon the conversion of 4,133,474 DownREIT subordinated performance units due to the internalization of the PRO structure and 40,200 DownREIT OP units that were issued in exchange for OP units.
Subordinated Performance Units and DownREIT Subordinated Performance Units
Effective as of the Closing Date, in connection with the internalization of the PRO structure, all 11,906,167 outstanding subordinated performance units (including all DownREIT subordinated performance units) were converted into an aggregate of 17,984,787 OP units and DownREIT OP units. Each subordinated performance unit and DownREIT subordinated performance unit was converted into the number of OP units and DownREIT OP units determined by dividing the average cash available for distribution (CAD) per unit on the series subordinated performance units over the one-year period ending December 31, 2023, by 110% of the CAD per unit on the OP units determined over the same period.
The decrease in subordinated performance units outstanding from December 31, 2023 to December 31, 2024 was due to (i) the conversion of 7,772,693 subordinated performance units into 14,376,264 OP units due to the internalization of the PRO structure, (ii) the voluntary conversion of 23,690 subordinated performance units into 43,556 OP units, and (iii) the redemption of 194,888 subordinated performance units for cash.
The decrease in DownREIT subordinated performance units outstanding from December 31, 2023 to December 31, 2024 was due to conversion of 4,133,474 DownREIT subordinated performance units into 3,608,523 DownREIT OP units due to the internalization of the PRO structure.
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
The increase in LTIP units outstanding from December 31, 2023 to December 31, 2024 was due to the issuance of 309,568 compensatory LTIP units to employees and trustees, net of forfeitures. This increase was partially offset by (i) the forfeiture of 208,400 unvested LTIP units that would have been vested had specific acquisitions of self storage properties occurred prior to December 31, 2024, and (ii) the conversion of 92,174 LTIP units into an equivalent number of OP units.

4. SELF STORAGE PROPERTIES
Self storage properties, excluding properties classified as held for sale, are summarized as follows (dollars in thousands):

	December 31,
	2024	2023
Land	$1,047,416	$1,035,562
Buildings and improvements	4,804,789	4,746,105
Furniture and equipment	11,929	10,507
Total self storage properties	5,864,134	5,792,174
Less accumulated depreciation	(1,051,638)	(874,359)
Self storage properties, net	$4,812,496	$4,917,815
Depreciation expense related to self storage properties amounted to $181.3 million, $210.2 million and $195.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
During the year ended December 31, 2024, pursuant to a contribution agreement executed by the 2024 JV Members on December 21, 2023, in exchange for cash the Company contributed to the 2024 Joint Venture 56 self storage properties located across seven states, consisting of approximately 3.2 million rentable square feet configured in approximately 24,000 storage units.
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

During the year ended December 31, 2024, the 2023 Joint Venture acquired 18 self storage properties located across two states, consisting of approximately 1.2 million rentable square feet configured in approximately 8,000 storage units for approximately $147.9 million. The 2023 Joint Venture financed the acquisitions with capital contributions from the 2023 JV Members, of which the Company contributed approximately $37.0 million.
2018 Joint Venture
As of December 31, 2024, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2024, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
The Company's investments in the 2016 Joint Venture, 2018 Joint Venture, 2023 Joint Venture and 2024 Joint Venture are accounted for using the equity method of accounting and are included in investment in unconsolidated real estate ventures in the Company’s consolidated balance sheets. The Company’s earnings from its investments in the 2016 Joint Venture, 2018 Joint Venture, 2023 Joint Venture and 2024 Joint Venture are presented in equity in earnings of unconsolidated real estate ventures on the Company’s consolidated statements of operations.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of December 31, 2024 and December 31, 2023 (dollars in thousands):

	December 31,
	2024	2023
ASSETS
Self storage properties, net	2,700,632	2,200,522
Less accumulated depreciation	(445,006)	(369,412)
Self storage properties, net	2,255,626	1,831,110
Other assets	43,513	37,826
Total assets	$2,299,139	$1,868,936
LIABILITIES AND EQUITY
Debt financing	1,213,169	1,003,223
Other liabilities	37,206	28,333
Equity	1,048,764	837,380
Total liabilities and equity	$2,299,139	$1,868,936

The following table presents the combined condensed operating information of the Company's unconsolidated real estate ventures for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenue	$242,480	$214,292	$212,832
Property operating expenses	(76,558)	(59,740)	(57,306)
Supervisory, administrative and other expenses	(15,822)	(14,146)	(13,955)
Depreciation and amortization	(82,878)	(68,333)	(68,289)
Interest expense	(53,063)	(41,665)	(41,657)
Acquisition and other expenses	(677)	(459)	(899)
Net income	$13,482	$29,949	$30,726

6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired seven self storage properties and annexes to existing properties with an estimated fair value of $64.9 million during the year ended December 31, 2024 and 20 self storage properties and annexes to existing properties with an estimated fair value of $229.5 million during the year ended December 31, 2023. Of these acquisitions, during the year ended December 31, 2024, none of these self storage properties were acquired by the Company from its former PROs. During the year ended December 31, 2023, 19 self storage properties with an estimated fair value of $199.3 million were acquired by the Company from its former PROs.
The self storage property acquisitions were accounted for as asset acquisitions and accordingly, during the years ended December 31, 2024 and 2023, $0.3 million and $1.6 million, respectively, of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $1.4 million and $4.8 million during the years ended December 31, 2024 and 2023, respectively, resulting in a total fair value of $63.5 million and $224.7 million allocated to real estate during the years ended December 31, 2024 and 2023, respectively.
The following table summarizes, by calendar quarter, the investments in self storage property acquisitions completed by the Company during the years ended December 31, 2024 and 2023 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment(1)
	Number of Properties	Cash and Acquisition Costs	Value of Equity(2)	Other Liabilities/ (Other Assets)	Total

March 31, 2024	—	$—	$—	$—	$—
June 30, 2024	3	25,063	—	174	25,237
September 30, 2024	—	—	—	—	—
December 31, 2024	4	39,514	—	122	39,636
Total	7	$64,577	$—	$296	$64,873

March 31, 2023	16	$9,920	$150,531	$85	$160,536
June 30, 2023	—	8,167	5,577	34	13,778
September 30, 2023	2	13,666	16,370	78	30,114
December 31, 2023	2	16,972	8,062	(12)	25,022
Total	20	$48,725	$180,540	$185	$229,450
(1)Investment amounts include investments classified as annexes to existing properties.
(2)Value of OP equity represents the fair value of Series A-1 preferred units, Series B Preferred Shares, OP units, subordinated performance units, and LTIP units.
The results of operations for these self storage acquisitions are included in the Company's consolidated statements of operations beginning on the respective closing date for each acquisition. The accompanying consolidated statements of operations includes aggregate revenue of $1.5 million and operating expenses of $1.4 million related to the seven self storage properties acquired during the year ended December 31, 2024. For the year ended December 31, 2023, the accompanying consolidated statements of operations includes aggregate revenue of $12.3 million and operating expenses of $10.9 million related to the 20 self storage properties acquired during such period.

Dispositions
During the year ended December 31, 2024, the Company sold 40 self storage properties to unaffiliated third parties for net proceeds of $273.1 million and contributed 56 self storage properties to the 2024 Joint Venture for net cash proceeds of $343.7 million. The Company recorded a net gain on the dispositions of $63.8 million.
For the year ended December 31, 2023, the Company sold 32 self storage properties and an undeveloped land parcel to unaffiliated third parties for net proceeds of $262.3 million. The Company recorded a net gain on the dispositions of $63.9 million.
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2024	2023
Customer in-place leases, net of accumulated amortization of $380 and $3,263, respectively	$1,058	$1,609
Receivables:
Trade, net	8,689	9,842
Tenant insurance, former PROs and other	10,169	7,784
Receivable from unconsolidated real estate ventures	8,057	4,446
Property acquisition deposits	198	—
Interest rate swaps	22,596	29,610
Prepaid expenses and other	11,392	14,743
Corporate furniture, equipment and other, net	2,916	2,659
Trade name	12,256	8,851
Management contracts, net of accumulated amortization of $9,117 and $6,777, respectively	42,848	14,049
Tenant reinsurance intangible assets, net of accumulated amortization of $6,264 and $3,839, respectively	90,121	32,227
Goodwill	8,182	8,182
Total	$218,482	$134,002
Amortization expense related to customer in-place leases amounted to $2.1 million, $8.3 million and $34.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company measured the fair value of the trade name, which has an indefinite life and is not amortized, using the relief from royalty method at acquisition.
The management contract assets and tenant reinsurance intangible assets are charged to amortization expense on a straight-line basis over 15 years and 25 years, respectively, which represent the useful lives of the intangible assets determined by the Company. Amortization expense related to the management contracts amounted to $3.2 million, $1.4 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022 respectively. Amortization expense related to the tenant reinsurance intangible assets amounted to $2.4 million, $1.4 million and $1.0 million for the years ended December 31, 2024, 2023 and 2022 respectively.

Future Intangible Asset Amortization
As of December 31, 2024, the estimated aggregate amortization expense for the Company's customer in-place leases, management contracts and tenant reinsurance intangible assets for the succeeding five years are as follows (in thousands):

Year Ending December 31,	Total Aggregate Estimated Amortization Expense
2025	$8,170
2026	7,112
2027	7,112
2028	7,112
2029	7,112
Thereafter	97,409
Total	$134,027

8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2024 and 2023 is summarized as follows (dollars in thousands):

		December 31,
	Interest Rate(1)	2024	2023
Credit Facility:
Revolving line of credit	4.32%	$443,300	$381,000
Term loan B	—%	—	275,000
Term loan C	—%	—	325,000
Term loan D	3.96%	275,000	275,000
Term loan E	4.89%	130,000	130,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 Term loan facility	4.27%	100,000	100,000
June 2029 Term loan facility	5.37%	285,000	285,000
May 2026 Senior Unsecured Notes	2.16%	35,000	35,000
October 2026 Senior Unsecured Notes	6.46%	65,000	65,000
July 2028 Senior Unsecured Notes	5.75%	120,000	120,000
September 2028 Senior Unsecured Notes	5.40%	75,000	—
October 2028 Senior Unsecured Notes	6.55%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
October 2030 Senior Unsecured Notes	6.66%	35,000	35,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
September 2031 Senior Unsecured Notes	5.55%	125,000	—
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
October 2033 Senior Unsecured Notes	6.73%	50,000	50,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2034 Senior Unsecured Notes	5.74%	150,000	—
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.54%	200,793	222,757
Total principal		3,459,093	3,668,757
Unamortized debt issuance costs and debt premium, net		(10,006)	(10,552)
Total debt		$3,449,087	$3,658,205
(1)Represents the effective interest rate as of December 31, 2024. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
On January 3, 2023, the operating partnership, as borrower, the Company, and certain of the operating partnership's subsidiaries, as subsidiary guarantors, entered into a third amended and restated credit agreement with KeyBank National Association, as administrative agent, and a syndicated group of lenders party thereto. As of December 31, 2024, the Company's unsecured credit facility provided for total borrowing capacity of $1.355 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $950.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $275.0 million tranche D term loan facility (the "Term Loan D") and (iii) a $130.0 million tranche E term loan facility (the "Term Loan E"). During the year ended December 31, 2024, the Company repaid the remaining $145.0 million of the tranche B term loan facility (the "Term Loan B") and the $325.0 million tranche C term loan facility (the "Term Loan C"). As of December 31, 2024, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.900 billion. As of December 31, 2024, $225.0 million of the Revolver is subject to interest rate swaps that mature in February 2025, which is reflected in the effective interest rate of 4.32%.
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
The Company has entered into interest rate swap agreements which together with the Company's existing interest rate swap agreements, fix the interest rates through maturity for the Term Loan D and Term Loan E. As of December 31, 2024, Term Loan D and Term Loan E had effective interest rates of 3.96% and 4.89% respectively.
As of December 31, 2024, the Company had outstanding letters of credit totaling $6.7 million and would have had the capacity to borrow remaining Revolver commitments of $500.0 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
The Company is required to comply with the following financial covenants under the credit facility:
•Maximum total leverage ratio not to exceed 60%, provided, however, the Company is permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the credit facility) occurs
•Minimum fixed charge coverage ratio of at least 1.5x
•Maximum secured indebtedness not to exceed 40% of gross asset value
•Maximum unsecured debt to unencumbered asset value ratio not to exceed 60%, provided, however, the Company shall be permitted to maintain a ratio of up to 65% up to two (2) consecutive fiscal quarters immediately following the quarter in which a material acquisition (as defined in the credit facility) occurs
•Unencumbered adjusted net operating income to unsecured interest expense of at least 2.0x
In addition, the terms of the credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2024, the Company was in compliance with all such covenants.

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
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2020. The 2029 Notes and August 2031 Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The 2029 Notes and August 2031 Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes (defined as the May 2026 Notes (defined below), October 2026 Notes (defined below), July 2028 Notes (defined below), September 2028 Notes (defined below), October 2028 Notes (defined below), 2029 Notes, August 2030 Notes (defined below), October 2030 Notes (defined below), November 2030 Notes (defined below), May 2031 Notes (defined below), August 2031 Notes, September 2031 Notes (defined below), November 2031 Notes (defined below), August 2032 Notes (defined below), November 2032 Notes (defined below), May 2033 Notes (defined below), October 2033 Notes (defined below), November 2033 Notes (defined below), 2034 Notes (defined below) and 2036 Notes (defined below)). The 2019 Note Purchase Agreement contains financial covenants that are substantially similar to those described under the heading "Credit Facility" above. In addition, the terms of the 2019 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2024, the Company was in compliance with all such covenants.

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
Interest is payable semiannually, on August 30th and February 28th of each year, commencing on February 28, 2021. The August 2030 Notes and August 2032 Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The August 2030 Notes and August 2032 Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes. The 2020 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the 2020 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. At December 31, 2024, the Company was in compliance with all such covenants.
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
November 2030, November 2031, November 2033 and 2036 Senior Unsecured Notes
On November 9, 2021, the operating partnership as issuer, and the Company, entered into a Note Purchase Agreement (the "November 2021 Note Purchase Agreement") which provides for the private placement of $75.0 million of 2.72% senior unsecured notes due November 30, 2030 (the "November 2030 Notes"), $175.0 million of 2.81% senior unsecured notes due November 30, 2031 (the "November 2031 Notes"), $125.0 million of 2.96% senior unsecured notes due November 30, 2033 (the "November 2033 Notes") and $75.0 million of 3.06% senior unsecured notes due November 30, 2036 (the "2036 Notes" and together with the November 2030 Notes, November 2031 Notes and November 2033 Notes, the "November 2021 Senior Unsecured Notes") to certain institutional investors. The November 2021 Senior Unsecured Notes are governed by the November 2021 Note Purchase Agreement. On December 14, 2021, the operating partnership issued the November 2030 Notes, November 2031 Notes and the 2036 Notes. On January 28, 2022, the operating partnership issued the November 2033 Notes.

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
Interest is paid semiannually, on January 5th and July 5th of each year, commencing on January 5, 2024. The July 2028 Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The July 2028 Senior Unsecured Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes. The April 2023 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the April 2023 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions.
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
September 2028, September 2031 and 2034 Senior Unsecured Notes
On September 5, 2024, the operating partnership, as issuer, and the Company entered into a Note Purchase Agreement (the "September 2024 Note Purchase Agreement") which provides for the private placement of $75.0 million of 5.40% senior unsecured notes due September 5, 2028 (the "September 2028 Notes"), $125.0 million of 5.55% senior unsecured notes due September 5, 2031 (the "September 2031 Notes"), and $150.0 million of 5.74% senior unsecured notes due September 5, 2034 (the "2034 Notes" and together with the September 2028 Notes and September 2031 Notes, the "September 2024 Senior Unsecured Notes") to certain institutional investors. The September 2024 Senior Unsecured Notes are governed by the September 2024 Note Purchase Agreement. On September 5, 2024, the operating partnership issued the September 2024 Senior Unsecured Notes.
Interest is paid semiannually, on September 5th and March 5th of each year, commencing on March 5, 2025. The Senior Unsecured Notes are senior unsecured obligations of the Company and are jointly and severally guaranteed by certain of the Company's subsidiaries, as subsidiary guarantors. The September 2024 Senior Unsecured Notes rank pari passu with the credit facility, 2028 Term Loan Facility, April 2029 Term Loan Facility, June 2029 Term Loan Facility and the rest of the Senior Unsecured Notes. The September 2024 Note Purchase Agreement contains financial covenants that are substantially similar to those of the Company's credit facility. In addition, the terms of the September 2024 Note Purchase Agreement contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make certain distributions or certain investments, incur debt, incur liens and enter into certain transactions.
Fixed Rate Mortgages Payable
Fixed rate mortgages have scheduled maturities at various dates through October 2031, and have effective interest rates that range from 2.77% to 4.14%. Principal and interest are generally payable monthly or in monthly interest-only payments with balloon payments due at maturity.
Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2024, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (dollars in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
2025	$2,185	$(2,566)	$(381)
2026	377,322	(2,273)	375,049
2027	660,669	(1,657)	659,012
2028	460,624	(1,368)	459,256
2029	487,789	(648)	487,141
Thereafter	1,470,504	(1,494)	1,469,010
	$3,459,093	$(10,006)	$3,449,087

9. EQUITY-BASED AWARDS
The Company grants awards in the form of LTIP units and restricted common shares to provide equity based incentive compensation to members of its senior management team, independent trustees, advisers, consultants, other personnel, and, previously, as consideration for self storage property acquisitions.
LTIP units were first granted under the 2013 Long-Term Incentive Plan (the "2013 Plan"), which authorized up to 2.5 million LTIP units for issuance. In connection with the Company's initial public offering, the Company terminated the 2013 Plan but the awards granted thereunder remained outstanding after its termination. Restricted common shares were first granted under the 2015 National Storage Affiliates Trust Equity Incentive Plan (the "2015 Plan"), which authorized the Company's compensation, nominating, and corporate governance committee to grant share options, restricted common shares, phantom shares, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by its operating partnership and other equity-based awards up to an aggregate of 5% of the common shares issued and outstanding from time to time on a fully diluted basis (assuming, if applicable, the exercise of all outstanding options and the conversion of all warrants and convertible securities, including OP units and LTIP units, into common shares). The Company terminated the 2015 Plan but the awards granted thereunder remain outstanding after its termination.
On May 13, 2024, the National Storage Affiliates Trust 2024 Equity Incentive Plan (the “2024 Plan”) was approved by the shareholders, which authorizes the Company's compensation, nominating, and corporate governance committee to grant options, share appreciation rights, restricted shares, restricted share units, phantom shares, dividend equivalent rights, restricted long-term incentive plan units, cash-based awards, other restricted limited partnership units issued by its operating partnership and other equity-based compensation. A total of 3,250,000 Company common shares are reserved for grant under the 2024 Plan and a maximum of 3,250,000 Common Shares may be issued (or deemed issued) under the 2024 Plan. The 2024 Plan will expire on May 13, 2034, provided, however, that the Board may terminate the 2024 Plan at any time prior to that date.
As of December 31, 2024, the Company did not have outstanding under its equity compensation plan, any options, warrants or rights to purchase the Company's common shares.
LTIP Units
Through December 31, 2024, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan, 1,830,474 LTIP units have been issued under the 2015 Plan, 178,968 LTIP units have been issued under the 2024 Plan, and 373,353 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest along a schedule at certain times through November 7, 2027.
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
Compensation expense related to compensatory LTIP units granted to members of the Company's senior management team, the Company's independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying consolidated statements of operations. Total compensation cost recognized for the compensatory LTIP unit awards was $7.9 million, $6.3 million and $5.9 million for the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, total unvested compensation cost not yet recognized was $12.3 million. The Company expects to recognize this compensation cost over a period of approximately 2.9 years. If the grantee has a termination of service for any reason during the vesting period, the unvested LTIP units will be forfeited subject to certain limited exceptions.

Time-based LTIP unit awards are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant. The following table summarizes activity for the time-based LTIP unit awards, including the time-based portion of the special one-time transaction LTIP Units issued in connection with the completion of the Company’s previously disclosed internalization of its PRO structure, as described below, for the years ended December 31, 2024, 2023 and 2022:

	Time-Based LTIP Unit Awards
	2024		2023		2022
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	177,799	$41.07	132,414	$48.35	158,976	$36.95
Granted	166,526	40.80	129,933	39.55	71,673	58.42
Vested	(97,482)	41.21	(84,548)	45.39	(92,073)	36.58
Forfeited	(4,581)	37.61	—	—	(6,162)	47.34
Unvested at end of year	242,262	$37.39	177,799	$41.07	132,414	$48.35
The aggregate weighted average grant-date fair value of the time-based LTIP unit awards that vested during the years ended December 31, 2024, 2023 and 2022 was $4.0 million, $3.8 million and $3.4 million, respectively.
The following table summarizes activity for the performance-based LTIP unit awards granted during the year ended December 31, 2024, 2023 and 2022, including the minimum, target and maximum number of LTIP units that may be earned upon the achievement of the performance criteria measured over the period of three years from the grant date.

	Performance-Based LTIP Unit Awards
	Minimum	Target	Maximum	Weighted Average Grant-Date Fair Value
Outstanding unvested at December 31, 2021	—	146,101	292,193	$35.98
Granted	—	40,117	80,228	61.66
Vested	—	(42,744)	(85,485)	29.76
Forfeited	—	—	—	—
Outstanding unvested at December 31, 2022	—	143,474	286,936	$44.99
Granted	—	74,162	148,324	42.28
Vested	—	(21,916)	(43,832)	19.27
Forfeited	—	(31,923)	(63,835)	16.85
Outstanding unvested at December 31, 2023	—	163,797	327,593	$23.42
Granted	—	70,183	140,365	48.80
Vested	—	(29,664)	(44,134)	22.93
Forfeited	—	(27,982)	(71,156)	19.98
Outstanding unvested at December 31, 2024	—	176,334	352,668	$24.57

The aggregate weighted average grant-date fair value of the performance-based LTIP unit awards that vested during the year ended December 31, 2024, 2023 and 2022 was $1.0 million, $0.5 million and $1.3 million, respectively. The fair value of the performance-based LTIP unit awards, which have a market condition, is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the performance-based LTIP unit awards granted during the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Risk-free interest rate	4.15%	4.22%	1.55%
Dividend yield	5.40%	6.09%	3.47%
Expected volatility	27.91%	35.39%	30.96%
Internalization Award Grants
On December 2, 2024, the Company granted 130,703 special one-time transaction LTIP Units to certain officers in connection with the completion of the Company’s previously disclosed internalization of its PRO structure. Compensation expense related to these awards is included in acquisition and integration costs in the accompanying consolidated statements of operations. Total compensation cost recognized for these LTIP unit awards was $0.4 million for the year ended December 31, 2024. These LTIP Units had a weighted average grant-date fair value of $43.13 based on the closing share price of the Company's common shares on November 15, 2024. 60% of each award is comprised of performance-based LTIP units, which are set to vest on December 2, 2025, upon the satisfaction of the following metrics, with one-third of the performance-based LTIP Units associated with each metric: (1) achievement of certain predetermined annualized recurring general and administrative expenses savings, (2) migration of certain properties managed by the Company's former PROs onto the Company's management platforms by no later than June 30, 2025, and (3) successful completion of the internalization, subject to the conditions set forth in the LTIP unit award agreements for each officer. 40% of each award is comprised of time-based LTIP units, which will vest on December 2, 2026, subject to the conditions set forth in the LTIP unit award agreements for each officer. These time-based LTIP units are included in the table summarizing activity for the time-based LTIP unit awards above. As of December 31, 2024, all LTIP units associated with these awards were unvested and outstanding.
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan and on January 23, 2020 the Company granted 28,894 LTIP units under the LP Agreement as part of the consideration for self storage property acquisitions and contributions. The following table summarizes activity for acquisition grants during the years ended December 31, 2024, 2023 and 2022:

Total LTIP units
Total unvested units, December 31, 2021	252,894
Units vested in 2022	—
Units forfeited in 2022	—
Total unvested units, December 31, 2022	252,894
Units vested in 2023 related to properties contributed or sourced by PROs	(15,600)
Units forfeited in 2023	(28,894)
Total unvested units, December 31, 2023	208,400
Units vested in 2024	—
Units forfeited in 2024	(208,400)
Total unvested units, December 31, 2024	—
As of December 31, 2024, no unvested LTIP units remain that are tied to the contribution or sourcing of additional self storage properties.
Restricted Common Shares
Through December 31, 2024, an aggregate of 155,610 restricted common shares have been issued under the 2015 Plan and 527 restricted common shares have been issued under the 2024 Plan. These restricted common shares vest over a period of approximately 2.8 years. Restricted common shares are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant.

The following table summarizes activity for restricted common shares for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	21,402	$46.65	25,435	$48.90	30,659	$40.41
Granted	9,413	37.11	12,856	42.46	10,405	57.97
Vested	(10,001)	46.68	(12,011)	45.44	(10,208)	34.83
Forfeited	(1,949)	43.10	(4,878)	47.41	(5,421)	45.21
Unvested at end of year	18,865	$42.30	21,402	$46.65	25,435	$48.90
The aggregate weighted average grant-date fair value of restricted common shares that vested during the years ended December 31, 2024, 2023 and 2022 was $0.5 million, $0.5 million and $0.4 million respectively. Total compensation cost recognized for restricted common shares during the years ended December 31, 2024, 2023 and 2022 was $0.4 million, $0.4 million and $0.5 million, respectively. At December 31, 2024, total unvested compensation cost not yet recognized was $0.5 million. The Company expects to recognize this compensation cost over a period of approximately 2.8 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying consolidated statements of operations.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Earnings per common share - basic and diluted
Numerator
Net income	$183,270	$236,988	$183,765
Net income attributable to noncontrolling interests	(71,752)	(80,319)	(80,028)
Net income attributable to National Storage Affiliates Trust	111,518	156,669	103,737
Distributions to preferred shareholders	(20,445)	(19,019)	(13,425)
Distributed and undistributed earnings allocated to participating securities	(45)	(57)	(58)
Net income attributable to common shareholders - basic	91,028	137,593	90,254
Effect of assumed conversion of dilutive securities	—	78,196	—
Net income attributable to common shareholders - diluted	$91,028	$215,789	$90,254

Denominator
Weighted average shares outstanding - basic	76,844	86,846	91,239
Effect of dilutive securities:
Weighted average OP units outstanding	—	38,302	—
Weighted average DownREIT OP unit equivalents outstanding	—	2,120	—
Weighted average LTIP units outstanding	—	60	—
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	18,695	—
Weighted average shares outstanding - diluted	76,844	146,023	91,239

Earnings per share - basic	$1.18	$1.58	$0.99
Earnings per share - diluted	$1.18	$1.48	$0.99
Dividends declared per common share	$2.25	$2.23	$2.15
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

LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2024, 673,345 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
Effective as of the Closing Date, in connection with the internalization of the PRO structure, all outstanding subordinated performance units and DownREIT subordinated performance units were converted into OP units and DownREIT OP units, respectively. For periods in which the subordinated performance units were outstanding, the Company calculated the potentially dilutive impact of such units by assuming a hypothetical conversion into OP units and DownREIT OP units and considering the GAAP income that was allocated to such units.
For the years ended December 31, 2024 and 2022, potential common shares totaling 58.2 million and 58.7 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
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
Supervisory and Administrative Fees
For the self storage properties that were managed by the Company's former PROs, the Company entered into asset management agreements with its former PROs prior to the internalization of the PRO structure, to provide leasing, operating, supervisory and administrative services. These asset management agreements generally provided for fees ranging from 5% to 6% of gross revenue for such managed self storage properties. For the six months ended June 30, 2024, the Company incurred $10.2 million for supervisory and administrative fees to the Company's former PROs under the prior asset management agreements. During the years ended December 31, 2023 and 2022, the Company incurred $21.2 million and $22.6 million, respectively, for supervisory and administrative fees to its former PROs. Such fees are included in general and administrative expenses in the accompanying consolidated statements of operations.
Payroll Services
For the self storage properties that were managed by the Company's former PROs, the employees responsible for operations were employees of the Company's former PROs who charged the Company for the costs associated with the respective employees. For the six months ended June 30, 2024, the Company incurred $13.7 million for payroll and related costs reimbursable to its former PROs under the prior asset management agreements. For the years ended December 31, 2023 and 2022, the Company incurred $26.7 million and $29.3 million, respectively, for payroll and related costs reimbursable to these former PROs. Such costs are included in property operating expenses in the accompanying consolidated statements of operations.

Due Diligence Costs
During the years ended December 31, 2024, 2023 and 2022, the Company incurred $0, $25,000 and $0.4 million, respectively, of expenses payable to certain of the Company's former PROs related to self storage property acquisitions sourced by the Company's former PROs. These expenses, which were based on the volume of transactions sourced by the Company's former PROs, were intended to reimburse the Company's former PROs for due diligence costs incurred in the sourcing and underwriting process. For the years ended December 31, 2024, 2023 and 2022 these due diligence costs were capitalized as part of the basis of the acquired self storage properties.
PRO Retirement and Internalization of PRO Structure
In connection with the retirement of Move It as a PRO, effective as of January 1, 2023, 926,623 Series MI subordinated performance units converted into 2,545,063 OP units as a non-voluntary conversion. Of these, (i) Mr. Nordhagen, our vice chairperson, received 448,047 OP units with a value of $9.8 million upon conversion of 163,128 Series MI subordinated performance units and (ii) Mr. Cramer, our president and chief executive officer, received 204,943 OP units with a value of $4.5 million upon the conversion of 74,617 Series MI subordinated performance units.
In connection with the internalization of the PRO structure, effective July 1, 2024, a company owned and controlled by Mark Van Mourick, a former trustee of the Company, received 209,333 OP units with a value of approximately $8.4 million, along with approximately $2.9 million in cash. Prior to becoming a trustee of the Company, Warren Allan and a company owned and controlled by Mr. Allan, collectively received 209,333 OP units with a value of approximately $8.4 million and approximately $2.9 million in cash. Additionally, Arlen Nordhagen, the vice chairperson of the Company's board of trustees, received 64,887 OP units with a value of approximately $2.6 million as a result of a noncontrolling investment in one of the Company's former PROs' affiliates.
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
Real Estate Leasehold Interests
The Company has seven properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 10 to 50 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying consolidated statements of operations and amounted to $1.6 million, $1.6 million and $1.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Office Leases
The Company has entered into a non-cancelable lease agreement for its corporate office space with a remaining lease term of approximately two years. Rent expense related to this office lease is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.4 million, $0.4 million and $0.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Solar Panel Leases
During year ended December 31, 2022, the Company entered into non-cancelable lease agreements for solar panels with remaining lease terms of 18 years. Rent expense related to these solar panel leases is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2024 are as follows:

December 31, 2024
Weighted-average remaining lease term
Real estate leasehold interests	23 years
Office lease	2 years
Solar Panels	18 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.8%
Office lease	4.1%
Solar Panels	4.3%
As of December 31, 2024, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (dollars in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Lease	Solar Panels	Total
2025	$1,493	$359	$154	$2,006
2026	1,520	332	165	2,017
2027	1,536	—	165	1,701
2028	1,542	—	170	1,712
2029	1,548	—	182	1,730
2030 through 2092	25,065	—	2,826	27,891
Total lease payments	$32,704	$691	$3,662	$37,057
Less imputed interest	(12,965)	(28)	(1,176)	(14,169)
Total	$19,739	$663	$2,486	$22,888

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

Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

Interest Rate Swaps Designated as Cash Flow Hedges
Fair value at December 31, 2022	$50,983
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(35,716)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income	10,893
Fair value at December 31, 2023	$26,160

Fair value at December 31, 2023	$26,160
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(31,943)
Unrealized gains (losses) and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	27,908
Fair value at December 31, 2024	$22,125
As of December 31, 2024 and 2023, the Company had outstanding interest rate swaps designated as cash flow hedges with aggregate notional amounts of $1,085.0 million and $1,335.0 million, respectively. As of December 31, 2024, the Company's swaps had a weighted average remaining term of 2.6 years.
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
The fair value of these swaps are included in other assets and liabilities in the Company's consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at December 31, 2024 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction in interest expense, approximately $9.1 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates remain above the 2.76% weighted average fixed rate under these interest rate swaps the Company will continue to receive payments due to it from its counterparties to the interest rate swaps.
There were no transfers between levels during the years ended December 31, 2024 and 2023. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including applicable yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include applicable yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2024 and 2023, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities reflected in the consolidated balance sheets at December 31, 2024 and 2023, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing, comprising the Revolver, term loans under our credit facility and our term loan facilities, reflected in the consolidated balance sheets at December 31, 2024 and 2023, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Liabilities
Private Placement Notes	$1,950,000	$1,600,000	$1,774,291	$1,417,147
Mortgage Notes	200,793	222,757	190,966	211,480
(1) Carrying value represents the principal balance outstanding
15. Segments
The Company manages the business as one reportable segment consisting of owning and managing self storage properties located in the United States. The Company collects rental revenue from customers for space rentals and related fees. Although the Company has several operating segments consisting of self storage properties in different geographic markets, these operating segments have been aggregated into one reportable segment based on the similar economic characteristics among all markets. The Company considers factors such as the physical and economic characteristics of its properties and the related operating activities in determining its operating segments. Operating segments that exhibit similar physical and economic characteristics and other operating similarities have been aggregated. The company has other operating segments, consisting of activities other than owning and managing self storage properties, that are insignificant based on the guidance set forth in ASC 280, and included under the heading “All Other.”
The Company’s chief operating decision maker (“CODM”) is its President and Chief Executive Officer. The CODM uses net operating income ("NOI") to assess segment performance and allocate resources. NOI is the key measure used by the CODM to evaluate the economic productivity from owning and managing the Company's self storage properties, as it enables the CODM to evaluate the operating performance of the Company's self storage properties on a consistent and comparable basis from period to period.
Reportable segment asset information is not provided to the CODM as the CODM does not use segment asset information to evaluate the business and allocate resources.

The following table presents our reportable segment NOI for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Reportable segment revenue
Rental revenue	$700,247	$793,966	$748,814
Other property-related revenue	27,362	29,686	25,131
Total reportable segment revenue	727,609	823,652	773,945
Property operating expenses
Store payroll and related costs	51,675	58,519	57,197
Property tax expense	60,893	66,315	62,995
Utilities expense	21,288	23,440	21,548
Repairs & maintenance expense	16,044	17,911	17,116
Marketing expense	19,152	18,995	13,874
Insurance expense	11,135	10,633	7,357
Other property operating expenses	31,665	33,173	30,938
Total property operating expenses	211,852	228,986	211,025
Net operating income	515,757	594,666	562,920

NOI represents rental revenue plus other property-related revenue, minus property operating expenses. NOI excludes management fees and other revenue, general and administrative expenses, depreciation and amortization, interest expense, loss on early extinguishment of debt, equity in losses (earnings) of unconsolidated real estate ventures, acquisition costs, non-operating (income) expense, gain on sale of self storage properties or income tax expense.
The following table is a reconciliation of our reportable segment revenue to total revenue for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Reportable segment revenue
Rental revenue	$700,247	$793,966	$748,814
Other property-related revenue	27,362	29,686	25,131
Total reportable segment revenue	727,609	823,652	773,945

Management fees and other revenue	42,726	34,411	27,624
Total Revenue	$770,335	$858,063	$801,569

The following table is a reconciliation of our reported income before income taxes to our net operating income for the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Income before income taxes	$187,037	$238,578	$188,454
All Other
Management fees and other revenue	(42,726)	(34,411)	(27,624)
General and administrative expenses	57,606	59,281	59,311
Depreciation and amortization	189,855	221,993	233,158
Other	13,866	11,108	8,537
Interest expense	154,260	166,147	110,599
Loss on early extinguishment of debt	323	758	—
Equity in losses (earnings) of unconsolidated real estate ventures	16,075	(7,553)	(7,745)
Acquisition costs	3,616	1,659	2,745
Non-operating (income) expense	(314)	1,016	951
Gain on sale of self storage properties	(63,841)	(63,910)	(5,466)
Net operating income	$515,757	$594,666	$562,920

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(dollars in thousands)

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
State/Territory	Number of Stores	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Date Acquired
Alabama	11	$13,838	$79,025	$5,513	$14,696	$83,680	$98,376	$12,922	2016 - 2022
Arkansas	5	4,302	31,721	703	4,302	32,424	36,726	4,420	2021 - 2022
Arizona	34	48,477	162,188	13,572	48,580	175,657	224,237	49,182	2013 - 2023
California(2)(3)	86	152,183	498,138	39,653	152,285	537,689	689,974	174,078	2008 - 2023
Colorado	22	23,387	94,957	7,605	23,386	102,563	125,949	22,525	2007 - 2022
Connecticut	3	2,515	16,119	613	2,515	16,732	19,247	2,370	2020 - 2022
Florida(2)	79	150,849	580,132	28,412	153,808	605,585	759,393	105,755	2015 - 2024
Georgia	50	44,852	219,051	14,436	45,402	232,937	278,339	53,245	2007 - 2022
Iowa	3	4,223	25,386	4,473	4,365	29,717	34,082	4,165	2021 - 2021
Idaho	5	3,177	16,287	280	3,182	16,562	19,744	3,809	2019 - 2020
Illinois	6	9,310	50,259	1,199	9,310	51,458	60,768	7,129	2021
Indiana	12	9,281	65,506	1,087	8,737	67,137	75,874	18,438	2016 - 2021
Kansas	14	10,133	49,697	7,947	11,116	56,661	67,777	14,015	2018 - 2021
Kentucky	5	8,802	37,015	1,062	8,802	38,077	46,879	6,933	2015 - 2021
Louisiana(3)	25	16,903	99,694	6,632	17,917	105,312	123,229	26,694	2015 - 2021
Massachusetts	7	8,839	65,291	17,972	10,814	81,288	92,102	12,422	2017 - 2021
Maryland	8	9,131	59,650	2,525	10,654	60,652	71,306	12,166	2017 - 2021
Minnesota	4	4,081	16,382	215	4,081	16,597	20,678	2,622	2020 - 2022
Missouri	3	2,944	21,645	331	2,944	21,976	24,920	3,146	2018 - 2022
Montana	1	1,476	6,656	144	1,476	6,800	8,276	1,099	2021
North Carolina(2)	35	46,521	154,942	10,098	47,745	163,816	211,561	44,385	2007 - 2024
New Hampshire	15	20,987	81,629	7,374	20,991	88,999	109,990	21,196	2013 - 2021
New Jersey	5	4,072	32,873	1,773	4,072	34,646	38,718	8,623	2019 - 2021
New Mexico	10	11,509	58,424	4,470	12,553	61,850	74,403	10,687	2016 - 2022
Nevada	15	22,877	68,230	8,255	23,007	76,355	99,362	21,452	2013 - 2023
New York	2	3,398	33,882	395	3,398	34,277	37,675	3,705	2020 - 2022
Ohio	1	2,059	11,660	97	2,059	11,757	13,816	3,115	2018 - 2018
Oklahoma	33	20,429	77,337	12,039	20,429	89,376	109,805	37,224	2007 - 2020
Oregon	70	85,970	303,534	23,305	88,666	324,143	412,809	93,196	2013 - 2021
Pennsylvania	22	26,091	129,941	5,692	26,242	135,482	161,724	24,899	2019 - 2022
Puerto Rico	15	12,504	220,831	4,008	12,504	224,839	237,343	27,984	2018 - 2023
South Carolina	4	11,250	43,882	288	11,095	44,325	55,420	4,812	2015 - 2022

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
State/Territory	Number of Stores	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Date Acquired
Tennessee	5	7,425	38,568	677	7,425	39,245	46,670	5,103	2021 - 2021
Texas	175	199,739	973,648	59,477	201,447	1,031,417	1,232,864	180,370	2007 - 2024
Utah	1	1,063	2,468	161	1,063	2,629	3,692	459	2021
Virginia	3	4,254	23,879	233	4,254	24,112	28,366	4,648	2017 - 2022
Washington	19	20,409	78,144	2,388	20,411	80,530	100,941	20,816	2013 - 2021
Wisconsin	1	940	4,385	64	940	4,449	5,389	862	2021
Wyoming	1	743	4,881	86	743	4,967	5,710	967	2021
Total	815	$1,030,943	$4,537,937	$295,254	$1,047,416	$4,816,718	$5,864,134	$1,051,638

(1) The aggregate cost of land and depreciable property for federal income tax purposes was approximately $5.1 billion (unaudited) at December 31, 2024.
(2) As of December 31, 2024, 42 of our self storage properties were encumbered by an aggregate of $200.8 million of debt financing.
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

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2024, 2023 and 2022
(dollars in thousands)

	2024	2023	2022
Self Storage properties:
Balance at beginning of year	$5,792,174	$6,391,572	$5,798,188
Acquisitions and improvements	81,156	258,560	602,082
Write-off of fully depreciated assets and other	(1,218)	(767)	(1,145)
Dispositions	(7,978)	(226,379)	(7,553)
Reclassification to assets held for sale	—	(630,812)	—
Balance at end of year	$5,864,134	$5,792,174	$6,391,572

Accumulated depreciation:
Balance at beginning of year	$874,359	$772,661	$578,717
Depreciation expense	181,326	210,216	196,207
Write-off of fully depreciated assets and other	(925)	(124)	(371)
Dispositions	(3,122)	(27,781)	(1,892)
Reclassification to assets held for sale	—	(80,613)	—
Balance at end of year	$1,051,638	$874,359	$772,661