Form 10-Q
period 2025-03-31
National Storage Affiliates Trust
filed 2025-05-06
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Yes ☐  No ☒
As of May 2, 2025, 76,489,210 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Real estate
Self storage properties	$5,873,499	$5,864,134
Less accumulated depreciation	(1,095,918)	(1,051,638)
Self storage properties, net	4,777,581	4,812,496
Cash and cash equivalents	19,266	50,408
Restricted cash	909	345
Debt issuance costs, net	4,921	5,632
Investment in unconsolidated real estate ventures	235,591	246,193
Other assets, net	196,079	218,482
Operating lease right-of-use assets	20,657	20,906
Total assets	$5,255,004	$5,354,462
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,426,666	$3,449,087
Accounts payable and accrued liabilities	92,016	98,657
Interest rate swap liabilities	1,196	471
Operating lease liabilities	22,662	22,888
Deferred revenue	20,272	20,012
Total liabilities	3,562,812	3,591,115
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 14,697,845 and 14,695,458 issued (in series) and outstanding at March 31, 2025 and December 31, 2024, respectively, at liquidation preference	340,955	340,895
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 76,450,466 and 76,344,661 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	764	763
Additional paid-in capital	1,249,291	1,249,426
Distributions in excess of earnings	(566,346)	(530,652)
Accumulated other comprehensive income	9,315	15,548
Total shareholders' equity	1,033,979	1,075,980
Noncontrolling interests	658,213	687,367
Total equity	1,692,192	1,763,347
Total liabilities and equity	$5,255,004	$5,354,462
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUE
Rental revenue	$169,475	$180,382
Other property-related revenue	6,744	6,692
Management fees and other revenue	12,135	9,074
Total revenue	188,354	196,148
OPERATING EXPENSES
Property operating expenses	55,104	54,694
General and administrative expenses	13,145	15,674
Depreciation and amortization	48,116	47,331
Other	4,476	3,492
Total operating expenses	120,841	121,191
OTHER (EXPENSE) INCOME
Interest expense	(40,475)	(38,117)
Equity in (losses) of unconsolidated real estate ventures	(5,739)	(1,630)
Acquisition and integration costs	(2,445)	(507)
Non-operating income	360	98
Gain on sale of self storage properties	1,425	61,173
Other (expense) income, net	(46,874)	21,017
Income before income taxes	20,639	95,974
Income tax expense	(1,120)	(886)
Net income	19,519	95,088
Net income attributable to noncontrolling interests	(6,525)	(36,061)
Net income attributable to National Storage Affiliates Trust	12,994	59,027
Distributions to preferred shareholders	(5,114)	(5,110)
Net income attributable to common shareholders	$7,880	$53,917

Earnings per share - basic	$0.10	$0.67
Earnings per share - diluted	$0.10	$0.65

Weighted average shares outstanding - basic	76,372	80,236
Weighted average shares outstanding - diluted	76,372	138,148

Dividends declared per common share	$0.57	$0.56

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$19,519	$95,088
Other comprehensive income (loss)
Unrealized (loss) gain on derivative contracts	(7,799)	20,413
Reclassification of other comprehensive income to interest expense	(3,232)	(9,314)
Other comprehensive (loss) income	(11,031)	11,099
Comprehensive income	8,488	106,187
Comprehensive income attributable to noncontrolling interests	(1,725)	(39,781)
Comprehensive income attributable to National Storage Affiliates Trust	$6,763	$66,406

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2024	14,695,458	$340,895	76,344,661	$763	$1,249,426	$(530,652)	$15,548	$687,367	$1,763,347
Issuance of preferred shares upon redemption of preferred units	2,387	60	—	—	(1)	—	—	(59)	—
Redemptions of OP units	—	—	93,661	1	1,059	—	18	(1,078)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(1,123)	—	(20)	1,143	—
Equity-based compensation expense	—	—	—	—	111	—	—	2,968	3,079
Issuance of restricted common shares	—	—	15,280	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,136)	—	(90)	—	—	—	(90)
Equity offering costs	—	—	—	—	(91)	—	—	—	(91)
Preferred share dividends	—	—	—	—	—	(5,114)	—	—	(5,114)
Common share dividends	—	—	—	—	—	(43,574)	—	—	(43,574)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,853)	(33,853)
Other comprehensive loss	—	—	—	—	—	—	(6,231)	(4,800)	(11,031)
Net income	—	—	—	—	—	12,994	—	6,525	19,519
Balances, March 31, 2025	14,697,845	$340,955	76,450,466	$764	$1,249,291	$(566,346)	$9,315	$658,213	$1,692,192
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$19,519	$95,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,116	47,331
Amortization of debt issuance costs	1,475	1,709
Amortization of debt premium	(116)	(255)
Gain on sale of self storage properties	(1,425)	(61,173)
Equity-based compensation expense	3,079	1,855
Equity in losses of unconsolidated real estate ventures	5,739	1,630
Distributions from unconsolidated real estate ventures	4,863	5,479
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	9,627	13,010
Accounts payable and accrued liabilities	(5,467)	(5,681)
Deferred revenue	216	(4,992)
Net Cash Provided by Operating Activities	85,626	94,001
INVESTING ACTIVITIES
Acquisition of self storage properties	(12,434)	—
Capital expenditures	(5,731)	(5,374)
Deposits and advances for self storage properties and other acquisitions	(171)	—
Expenditures for corporate furniture, equipment and other	(89)	(230)
Investment in unconsolidated real estate ventures	—	(35,774)
Net proceeds from sale of self storage properties	8,752	608,777
Net Cash (Used In) Provided by Investing Activities	(9,673)	567,399
FINANCING ACTIVITIES
Borrowings under debt financings	134,000	240,000
Redemption of OP units	—	(381)
Repurchase of common shares	—	(203,528)
Principal payments under debt financings	(157,033)	(613,401)
Payment of dividends to common shareholders	(43,574)	(43,751)
Payment of dividends to preferred shareholders	(5,114)	(5,110)
Distributions to noncontrolling interests	(33,709)	(33,809)
Debt issuance costs	(528)	—
Equity offering costs	(573)	(33)
Net Cash Used In Financing Activities	(106,531)	(660,013)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(30,578)	1,387
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	50,753	87,693
End of period	$20,175	$89,080

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Supplemental Cash Flow Information
Cash paid for interest	$37,268	$33,605
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions
Other net liabilities assumed	60	—
Change in accrued capital spending	260	(125)

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 metropolitan statistical areas throughout the United States. Pursuant to the operating partnership's Fourth Amended and Restated Agreement of Limited Partnership (the "LP Agreement"), the operating partnership is authorized to issue preferred units, Class A Units ("OP units") and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units").
The Company owned 816 consolidated self storage properties in 37 states and Puerto Rico with approximately 52.2 million rentable square feet in approximately 410,000 storage units as of March 31, 2025. These properties are managed with local operational focus and expertise.
As of March 31, 2025, the Company also managed through its property management platform an additional portfolio of 259 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 18.0 million rentable square feet, configured in approximately 143,000 storage units and located across 24 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of March 31, 2025, the Company operated and held ownership interests in 1,075 self storage properties located across 41 states and Puerto Rico with approximately 70.2 million rentable square feet in approximately 553,000 storage units.
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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity ("VIE"), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional guidance to determine whether the general partner controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates all entities that are VIEs and of which the Company is deemed to be the primary beneficiary. The Company has determined that its operating partnership is a VIE. The sole significant asset of the Company is its investment in its operating partnership, and consequently, substantially all of the Company’s assets and liabilities represent those assets and liabilities of its operating partnership.
As of March 31, 2025, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 49 self storage properties. The net book value of the real estate owned by these VIEs was $404.2 million and $407.1 million as of March 31, 2025 and December 31, 2024, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $172.9 million and $172.9 million as of March 31, 2025 and December 31, 2024, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
The Company has tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended March 31, 2025 and 2024, the Company recognized $5.9 million and $5.6 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended March 31, 2025 and 2024, the Company recognized retail sales of $0.4 million and $0.5 million, respectively.
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

With respect to the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture (each as defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees for the 2016 Joint Venture, the 2018 Joint Venture and the 2023 Joint Venture are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. The property management fees for the 2024 Joint Venture are equal to 4% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate venture. With respect to the 2016 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues. During the three months ended March 31, 2025 and 2024, the Company recognized property management fees, call center fees and platform fees of $4.7 million and $4.3 million, respectively.
The Company also earns acquisition fees for properties acquired by the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended March 31, 2025 and 2024, the Company recognized no acquisition fees.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended March 31, 2025 and 2024, the Company recognized $7.2 million and $4.7 million, respectively, of revenue related to these activities.
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
Investments in Unconsolidated Real Estate Ventures
The Company's investments in its unconsolidated real estate ventures are recorded under the equity method of accounting in the accompanying condensed consolidated financial statements. Under the equity method, the Company's investments in unconsolidated real estate ventures are stated at cost and adjusted for the Company's share of net earnings or losses and reduced by distributions. Equity in earnings (losses) is recognized based on the Company's ownership interest in the earnings (losses) of the unconsolidated real estate ventures, except for the 2024 Joint Venture, for which the Company follows the hypothetical liquidation at book value ("HLBV") method. The Company follows the "nature of the distribution approach" for classification of distributions from its unconsolidated real estate ventures in its condensed consolidated statements of cash flows. Under this approach, distributions are reported on the basis of the nature of the activity or activities that generated the distributions as either a return on investment, which are classified as operating cash flows, or a return of investment (e.g., proceeds from the unconsolidated real estate ventures' sale of assets) which are reported as investing cash flows.
Noncontrolling Interests
All of the limited partner equity interests ("OP equity") in its operating partnership not held by the Company are reflected as noncontrolling interests. Noncontrolling interests also include ownership interests in DownREIT partnerships held by entities other than its operating partnership. In the condensed consolidated statements of operations, the Company allocates net income (loss) attributable to noncontrolling interests to arrive at net income (loss) attributable to National Storage Affiliates Trust.

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
Allocation of Net Income (Loss)
Effective July 1, 2024, in connection with the Company's internalization of its PRO structure, all outstanding subordinated performance units of our operating partnership ("subordinated performance units'") including all units of the DownREIT partnerships intended to be economically equivalent to the subordinated performance units ("DownREIT subordinated performance units") were converted into OP units and DownREIT OP units, respectively. For periods in which the subordinated performance units were outstanding, the Company allocated GAAP income utilizing the HLBV method, in which income or loss was allocated based on the change in each unitholders' claim on the net assets of its operating partnership at period end after adjusting for any distributions or contributions made during such period. For periods in which the subordinated performance units are not outstanding, the Company allocates GAAP income based on the number of common shares and partnership units (including DownREIT OP units) outstanding.
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

3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
Series A Preferred Shares
The Company's 6.000% cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") rank senior to the Company's common shares with respect to dividend rights and rights upon its liquidation, dissolution or winding up. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares became redeemable by the Company in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The increase in Series A Preferred Shares outstanding from December 31, 2024 to March 31, 2025, was due to the issuance of 2,387 Series A Preferred Shares upon the redemption of an equivalent number of 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units"). As of March 31, 2025 the Company had 9,029,717 Series A Preferred Shares issued and outstanding.

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
During the three months ended March 31, 2025, the Company did not sell any common shares through the ATM program. As of March 31, 2025, the Company had $400.0 million of capacity remaining under its most recent ATM Program.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares from time to time. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. Under these programs, the Company did not repurchase any common shares during the three months ended March 31, 2025 and has remaining capacity of approximately $350.3 million.
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
As of March 31, 2025 and December 31, 2024, units reflecting noncontrolling interests consisted of the following:

	March 31, 2025	December 31, 2024
Series A-1 preferred units	1,200,211	1,202,598
OP units	52,130,361	52,173,489
LTIP units	899,579	794,926
DownREIT units
DownREIT OP units	5,769,214	5,769,214
Total	59,999,365	59,940,227

Series A-1 Preferred Units
The Series A-1 preferred units rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A Preferred Shares or the issuance of the Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The decrease in Series A-1 preferred units outstanding from December 31, 2024 to March 31, 2025 was due to the redemption of 2,387 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
OP Units and DownREIT OP units
OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for common shares on a one-for-one basis, and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case. The holders of OP units are generally not entitled to elect redemption until one year after the issuance of the OP units. The holders of DownREIT OP units are generally not entitled to elect redemption until five years after the date of the contributor's initial contribution or such later date as may be agreed to by the contributor and the operating partnership.
The decrease in OP units outstanding from December 31, 2024 to March 31, 2025 was due to the redemption of 93,661 OP units for an equal number of common shares, partially offset by the conversion of 50,533 LTIP units into an equivalent number of OP units.
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
The increase in LTIP units outstanding from December 31, 2024 to March 31, 2025 was due to the issuance of 155,186 compensatory LTIP units to employees and trustees, net of forfeitures. This increase was partially offset by the conversion of 50,533 LTIP units into an equivalent number of OP units.
4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31, 2025	December 31, 2024
Land	$1,046,061	$1,047,416
Buildings and improvements	4,815,383	4,804,789
Furniture and equipment	12,055	11,929
Total self storage properties	5,873,499	5,864,134
Less accumulated depreciation	(1,095,918)	(1,051,638)
Self storage properties, net	$4,777,581	$4,812,496
Depreciation expense related to self storage properties amounted to $45.2 million and $45.4 million during the three months ended March 31, 2025 and 2024, respectively.

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
As of March 31, 2025, the 2024 Joint Venture owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
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
During the three months ended September 2024, the 2023 Joint Venture acquired 18 self storage properties located across two states, consisting of approximately 1.2 million rentable square feet configured in approximately 8,000 storage units for approximately $147.9 million. The 2023 Joint Venture financed the acquisitions with capital contributions from the 2023 JV Members, of which the Company contributed approximately $37.0 million.
As of March 31, 2025, the 2023 Joint Venture owned and operated 18 self storage properties containing approximately 1.2 million rentable square feet, configured in approximately 8,000 storage units and located across two states.
2018 Joint Venture
As of March 31, 2025, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.

2016 Joint Venture
As of March 31, 2025, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of March 31, 2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
ASSETS
Self storage properties, net	$2,703,146	$2,700,632
Less accumulated depreciation	(465,102)	(445,006)
Self storage properties, net	2,238,044	2,255,626
Other assets	35,884	43,513
Total assets	$2,273,928	$2,299,139
LIABILITIES AND EQUITY
Debt financing	$1,213,458	$1,213,169
Other liabilities	32,233	37,206
Equity	1,028,237	1,048,764
Total liabilities and equity	$2,273,928	$2,299,139

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenue	$61,624	$56,096
Property operating expenses	(22,416)	(17,603)
Supervisory, administrative and other expenses	(4,041)	(3,658)
Depreciation and amortization	(21,644)	(18,206)
Interest expense	(13,645)	(12,100)
Acquisition and other expenses	(150)	(59)
Net (loss) income	$(272)	$4,470

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During three months ended March 31, 2025, the Company acquired three self storage properties and an annex to an existing property for approximately $13.5 million. All of these acquisitions were acquired by the Company from third parties. The self storage property acquisitions were accounted for as asset acquisitions and accordingly, $0.1 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company allocated the total purchase price of the acquired properties to the assets acquired and liabilities assumed based on their relative fair values. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $0.3 million resulting in a total fair value of $13.2 million allocated to real estate.
The following table summarizes the investments in self storage property acquisitions completed by the Company during the three months ended March 31, 2025 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment(1)
	Number of Properties	Cash and Acquisition Costs	Value of Equity	Other	Total

March 31, 2025	3	$12,434	$—	$1,060	$13,494
(1)Investment amounts include investments classified as annexes to existing properties.
Dispositions
During the three months ended March 31, 2025, the Company sold two self storage properties to third parties for net proceeds of approximately $9.8 million. The Company recorded a net gain on the dispositions of $1.4 million.
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31, 2025	December 31, 2024
Customer in-place leases, net of accumulated amortization of $777 and $380, respectively	$995	$1,058
Receivables:
Trade, net	6,835	8,689
Tenant insurance, former PROs and other	8,564	10,169
Receivable from unconsolidated real estate ventures	4,853	8,057
Property acquisition deposits	369	198
Interest rate swaps	12,249	22,596
Prepaid expenses and other	7,859	11,392
Corporate furniture, equipment and other, net	2,726	2,916
Trade names	12,256	12,256
Management contracts, net of accumulated amortization of $9,983 and $9,117, respectively	41,982	42,848
Tenant reinsurance intangible assets, net of accumulated amortization of $7,176 and $6,264, respectively	89,209	90,121
Goodwill	8,182	8,182
Total	$196,079	$218,482
Amortization expense related to customer in-place leases amounted to $0.4 million and $1.0 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense related to management contracts amounted to $1.3 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.9 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of March 31, 2025 and December 31, 2024 is summarized as follows (dollars in thousands):

	Interest Rate(1)	March 31, 2025	December 31, 2024
Credit Facility:
Revolving line of credit	5.71%	$420,800	$443,300
Term loan D	3.96%	275,000	275,000
Term loan E	4.89%	130,000	130,000
2028 Term loan facility	4.62%	75,000	75,000
April 2029 Term loan facility	4.27%	100,000	100,000
June 2029 Term loan facility	5.37%	285,000	285,000
May 2026 Senior Unsecured Notes	2.16%	35,000	35,000
October 2026 Senior Unsecured Notes	6.46%	65,000	65,000
July 2028 Senior Unsecured Notes	5.75%	120,000	120,000
September 2028 Senior Unsecured Notes	5.40%	75,000	75,000
October 2028 Senior Unsecured Notes	6.55%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
October 2030 Senior Unsecured Notes	6.66%	35,000	35,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
September 2031 Senior Unsecured Notes	5.55%	125,000	125,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
October 2033 Senior Unsecured Notes	6.73%	50,000	50,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2034 Senior Unsecured Notes	5.74%	150,000	150,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.54%	200,260	200,793
Total principal		3,436,060	3,459,093
Unamortized debt issuance costs and debt premium, net		(9,394)	(10,006)
Total debt		$3,426,666	$3,449,087
(1)Represents the effective interest rate as of March 31, 2025. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of March 31, 2025, the Company's unsecured credit facility provided for total borrowings of $1.355 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $950.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $275.0 million tranche D term loan facility (the "Term Loan D") and (iii) a $130.0 million tranche E term loan facility (the "Term Loan E"). As of March 31, 2025, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total borrowing capacity of $1.900 billion.

As of March 31, 2025, the Company had outstanding letters of credit totaling $6.7 million and would have had the capacity to borrow remaining Revolver commitments of $522.5 million while remaining in compliance with the credit facility's financial covenants. At March 31, 2025, the Company was in compliance with all such covenants.
Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2025, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (dollars in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2025	$1,651	$(1,928)	$(277)
2026	377,322	(2,285)	375,037
2027	638,169	(1,664)	636,505
2028	460,624	(1,369)	459,255
2029	487,789	(649)	487,140
2030	262,964	(376)	262,588
Thereafter	1,207,541	(1,123)	1,206,418
	$3,436,060	$(9,394)	$3,426,666

9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Earnings per common share - basic and diluted
Numerator
Net income	$19,519	$95,088
Net income attributable to noncontrolling interests	(6,525)	(36,061)
Net income attributable to National Storage Affiliates Trust	12,994	59,027
Distributions to preferred shareholders	(5,114)	(5,110)
Distributed and undistributed earnings allocated to participating securities	(15)	(13)
Net income attributable to common shareholders - basic	7,865	53,904
Effect of assumed conversion of dilutive securities	—	35,218
Net income attributable to common shareholders - diluted	$7,865	$89,122

Denominator
Weighted average shares outstanding - basic	76,372	80,236
Effect of dilutive securities:
Weighted average OP units outstanding	—	37,633
Weighted average DownREIT OP unit outstanding	—	2,120
Weighted average LTIP units outstanding	—	128
Weighted average subordinated performance units and DownREIT subordinated performance unit	—	18,031
Weighted average shares outstanding - diluted	76,372	138,148

Earnings per share - basic	$0.10	$0.67
Earnings per share - diluted	$0.10	$0.65

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

LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2025, 779,408 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
Effective as of July 1, 2024, in connection with the Company's internalization of its PRO structure, all outstanding subordinated performance units and DownREIT subordinated performance units were converted into OP units and DownREIT OP units, respectively. For periods in which the subordinated performance units were outstanding, the Company calculated the potentially dilutive impact of such units by assuming a hypothetical conversion into OP units and DownREIT OP units and considering the GAAP income that was allocated to such units.
For the three months ended March 31, 2025, potential common shares totaling 58.1 million related to OP units, DownREIT OP units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Effective July 1, 2024, in connection with the internalization of its PRO structure, the Company purchased the PROs' management contracts. As of March 31, 2025, the majority of operations have transitioned to the Company.
Supervisory and Administrative Fees
During the three months ended March 31, 2024, the Company incurred $5.1 million for supervisory and administrative fees to its former PROs pursuant to their respective management contracts. In connection with the internalization of the PRO structure, the Company entered into new asset management agreements with certain of its former PROs to continue to provide leasing, operating, supervisory and administrative services for certain self storage properties on a transitionary basis. These new asset management agreements generally provided for fees ranging from 5% to 6% of gross revenue for such managed self storage properties. Under the current asset management agreements with former PROs, during the three months ended March 31, 2025, the Company incurred $1.4 million for supervisory and administrative fees. Supervisory and administrative fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Payroll Services
For the self storage properties that were managed by the Company's former PROs, and pursuant to their respective management contracts and new asset management agreements, the employees responsible for operations were employees of the Company's former PROs who charged the Company for the costs associated with the respective employees. For the three months ended March 31, 2025 and 2024, the Company incurred $1.8 million and $6.9 million, respectively, for payroll and related costs reimbursable to these former PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of March 31, 2025
Interest Rate Swaps	10	$860,000	$12,249	$1,196

As of December 31, 2024
Interest Rate Swaps	12	$1,085,000	$22,596	$471
The following table presents the effect of our derivative instruments on our condensed consolidated financial statements (dollars in thousands):

Fair value at December 31, 2023	$26,160
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(9,355)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	20,413
Fair value at March 31, 2024	$37,218

Fair value at December 31, 2024	$22,125
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(3,273)
Unrealized and realized losses on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	(7,799)
Fair value at March 31, 2025	$11,053

As of March 31, 2025 and December 31, 2024, the Company had outstanding interest rate swaps with aggregate current notional amounts of $860.0 million and $1,085.0 million, respectively, designated as cash flow hedges. As of March 31, 2025, the Company's swaps had a weighted average remaining term of approximately 3.0 years.
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

The fair value of these swaps are included in other assets and liabilities in the Company's condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at March 31, 2025 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction in interest expense, approximately $7.0 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates remain above the 3.08% weighted average fixed rate under these interest rate swaps the Company will continue to receive payments due to it from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the three months ended March 31, 2025 and 2024. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including applicable yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include applicable yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2025 and 2024, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities reflected in the condensed consolidated balance sheets at March 31, 2025 and 2024, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing, comprising the Revolver, term loans under our credit facility and our term loan facilities, reflected in the condensed consolidated balance sheets at March 31, 2025 and 2024, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk, which is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Liabilities
Private Placement Notes	$1,950,000	$1,950,000	$1,815,416	$1,774,291
Mortgage Notes	200,260	200,793	193,394	190,966
(1) Carrying value represents the principal balance outstanding

13. Segments
The Company manages the business as one reportable segment consisting of owning and managing self storage properties located in the United States. The Company collects rental revenue from customers for space rentals and related fees. Although the Company has several operating segments consisting of self storage properties in different geographic markets, these operating segments have been aggregated into one reportable segment based on the similar economic characteristics among all markets. The Company considers factors such as the physical and economic characteristics of its properties and the related operating activities in determining its operating segments. Operating segments that exhibit similar physical and economic characteristics and other operating similarities have been aggregated. The Company has other operating segments, consisting of activities other than owning and managing self storage properties, that are insignificant based on the guidance set forth in ASC 280, and included under the heading "All Other."
The Company's chief operating decision maker ("CODM") is its President and Chief Executive Officer. The CODM uses net operating income ("NOI") to assess segment performance and allocate resources. NOI is the key measure used by the CODM to evaluate the economic productivity from owning and managing the Company's self storage properties, as it enables the CODM to evaluate the operating performance of the Company's self storage properties on a consistent and comparable basis from period to period.
Reportable segment asset information is not provided to the CODM as the CODM does not use segment asset information to evaluate the business and allocate resources.
The following table presents our reportable segment NOI for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Reportable segment revenue
Rental revenue	$169,475	$180,382
Other property-related revenue	6,744	6,692
Total reportable segment revenue	176,219	187,074
Property operating expenses
Store payroll and related costs	12,914	13,523
Property tax expense	15,917	15,926
Utilities expense	5,724	5,422
Repairs & maintenance expense	5,003	4,297
Marketing expense	5,528	4,799
Insurance expense	2,689	2,751
Other property operating expenses	7,329	7,976
Total property operating expenses	55,104	54,694
Net operating income	$121,115	$132,380

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
The following table is a reconciliation of our reportable segment revenue to total revenue for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Reportable segment revenue
Rental revenue	$169,475	$180,382
Other property-related revenue	6,744	6,692
Total reportable segment revenue	176,219	187,074

Management fees and other revenue	12,135	9,074
Total Revenue	$188,354	$196,148

The following table is a reconciliation of our reported income before income taxes to our net operating income for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Income before income taxes	$20,639	$95,974
All Other
Management fees and other revenue	(12,135)	(9,074)
General and administrative expenses	13,145	15,674
Depreciation and amortization	48,116	47,331
Other	4,476	3,492
Interest expense	40,475	38,117
Equity in losses of unconsolidated real estate ventures	5,739	1,630
Acquisition and integration costs	2,445	507
Non-operating income	(360)	(98)
Gain on sale of self storage properties	(1,425)	(61,173)
Net operating income	$121,115	$132,380

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
•the integration of the properties managed by our former participating regional operators ("PROs") into our platforms, including into our financial and operational reporting infrastructure and internal control framework;
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
•impacts from major public health events, including unfavorable changes to economic conditions that could adversely affect occupancy levels, rental rates, expenses and the ability of our tenants to pay rent;
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, and the other documents we file from time to time with the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our vice chairperson of the board of trustees and former chairperson of the board of trustees and chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise. Although the PRO structure contributed significantly to our growth over the last decade, the internalization of the PRO structure was always a part of our long term vision. Our former structure offered the former PROs a unique opportunity to serve as regional property managers for their managed portfolios and directly participate in the potential upside of those properties while simultaneously diversifying their investment to include a broader portfolio of self storage properties. Over time, largely through our unconsolidated real estate ventures, PRO retirements and the internalization of our PRO structure, effective July 1, 2024, we have developed a full service internally-staffed property management platform.
Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of our consolidated properties and our unconsolidated real estate ventures. As of March 31, 2025, our property management platform managed and controlled the majority of our 816 consolidated properties and all 259 of our unconsolidated real estate venture properties. The properties are primarily managed by us under the brands of iStorage, Move It, Moove In, Northwest, RightSpace, SecurCare and Southern.
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
As of March 31, 2025, we owned a geographically diversified portfolio of 816 self storage properties located in 37 states and Puerto Rico, comprising approximately 52.2 million rentable square feet, configured in approximately 410,000 storage units.
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
2024 Joint Venture
As of March 31, 2025, the 2024 Joint Venture, in which we have a 25% ownership interest, owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
2023 Joint Venture
As of March 31, 2025, the 2023 Joint Venture, in which we have a 25% ownership interest, owned and operated 18 self storage properties, all of which were acquired by the 2023 Joint Venture in 2024, containing approximately 1.2 million rentable square feet, configured in approximately 8,000 storage units and located across two states.
2018 Joint Venture
As of March 31, 2025, the 2018 Joint Venture, in which we have a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2025, the 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated 81 self storage properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition and disposition activity and the internalization of our PRO structure. We acquired three self storage properties and disposed of two self storage properties during the three months ended March 31, 2025. During the year ended December 31, 2024, we contributed 56 self storage properties to the 2024 Joint Venture, sold an additional 40 self storage properties and acquired seven self storage properties. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.

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
Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change

Rental revenue	$169,475	$180,382	$(10,907)
Other property-related revenue	6,744	6,692	52
Management fees and other revenue	12,135	9,074	3,061
Total revenue	188,354	196,148	(7,794)
Property operating expenses	55,104	54,694	410
General and administrative expenses	13,145	15,674	(2,529)
Depreciation and amortization	48,116	47,331	785
Other	4,476	3,492	984
Total operating expenses	120,841	121,191	(350)
Other (expense) income
Interest expense	(40,475)	(38,117)	(2,358)
Equity in (losses) of unconsolidated real estate ventures	(5,739)	(1,630)	(4,109)
Acquisition and integration costs	(2,445)	(507)	(1,938)
Non-operating income	360	98	262
Gain on sale of self storage properties	1,425	61,173	(59,748)
Other (expense) income, net	(46,874)	21,017	(67,891)
Income before income taxes	20,639	95,974	(75,335)
Income tax expense	(1,120)	(886)	(234)
Net income	19,519	95,088	(75,569)
Net income attributable to noncontrolling interests	(6,525)	(36,061)	29,536
Net income attributable to National Storage Affiliates Trust	12,994	59,027	(46,033)
Distributions to preferred shareholders	(5,114)	(5,110)	(4)
Net income attributable to common shareholders	$7,880	$53,917	$(46,037)

Total Revenue
Our total revenue, including management fees and other revenue, decreased by $7.8 million, or 4.0%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This decrease was primarily attributable to the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 42 self storage properties to unaffiliated third parties between January 1, 2024 and March 31, 2025. The decrease in total revenue was also attributable to a decrease in total portfolio average occupancy from 85.2% for the three months ended March 31, 2024 to 83.4% for the three months ended March 31, 2025. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue decreased by $10.9 million, or 6.0%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The decrease in rental revenue was primarily attributable to the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 42 self storage properties to unaffiliated third parties between January 1, 2024 and March 31, 2025. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") decreased from $15.70, for the three months ended March 31, 2024 to $15.58, or 0.8%, for the three months ended March 31, 2025, driven primarily by decreased contractual lease rates for in-place tenants.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $0.1 million, or 0.8%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $3.1 million, or 33.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily attributable to increased property management fees resulting from the 2023 Joint Venture and the 2024 Joint Venture and an increase in tenant insurance activity upon our acquisition of certain rights related to certain former PROs’ tenant insurance-related programs during the year ended December 31, 2024.
Property Operating Expenses
Property operating expenses increased by $0.4 million, or 0.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in property operating expenses was primarily attributable to increases in marketing, repairs and maintenance, and utilities expense, partially offset by the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 42 self storage properties to unaffiliated third parties between January 1, 2024 and March 31, 2025.
General and Administrative Expenses
General and administrative expenses decreased by $2.5 million, or 16.1%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This result was primarily attributable to a decrease in management fees following the internalization of the PRO structure from $5.1 million for the three months ended March 31, 2024 to $1.4 million for the three months ended March 31, 2025.
Depreciation and Amortization
Depreciation and amortization increased $0.8 million, or 1.7%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily attributable to the incremental depreciation expense related to the 10 self storage properties acquired between January 1, 2024 and March 31, 2025.

Other
Other expenses increased $1.0 million, or 28.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs, due to an increase in related activity upon our acquisition of certain rights related to certain former PROs’ tenant insurance-related programs during the year ended December 31, 2024.
Interest Expense
Interest expense increased $2.4 million, or 6.2%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in interest expense was primarily attributable to an increase in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $138.0 million, as of March 31, 2024, to $425.8 million as of March 31, 2025.
Equity In Losses Of Unconsolidated Real Estate Ventures
Equity in losses of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2024 Joint Venture, the 2023 Joint Venture, the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended March 31, 2025, we recorded $5.7 million of equity in losses from our unconsolidated real estate ventures compared to $1.6 million of losses for the three months ended March 31, 2024. The increase was primarily attributable to the non-cash impact of applying the hypothetical liquidation at book value ("HLBV") method to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of March 31, 2025.
Acquisition and Integration Costs
Acquisition and integration costs increased $1.9 million for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This increase was primarily attributable to costs related to the internalization of the PRO structure.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties was $1.4 million, for the three months ended March 31, 2025, compared to $61.2 million for the three months ended March 31, 2024. The gain on sale of self storage properties was primarily attributable to the sale of two self storage properties to third parties during the three months ended March 31, 2025, for net proceeds of $9.8 million.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $6.5 million for the three months ended March 31, 2025, compared to $36.1 million for the three months ended March 31, 2024. The decrease was primarily attributable to the decrease in net income driven by larger gains on the sale of self storage properties recognized in the three months ended March 31, 2024.

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

The following table presents a reconciliation of net income to FFO and Core FFO for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$19,519	$95,088
Add (subtract):
Real estate depreciation and amortization	47,661	46,964
Equity in losses of unconsolidated real estate ventures	5,739	1,630
Company's share of FFO in unconsolidated real estate ventures	5,052	5,685
Gain on sale of self storage properties	(1,425)	(61,173)
Distributions to preferred shareholders and unitholders	(5,568)	(5,568)
FFO attributable to subordinated performance units(1)	—	(10,730)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	70,978	71,896
Add:
Acquisition costs	403	507
Integration costs(2)	2,042	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$73,423	$72,403

Weighted average shares and units outstanding - FFO and Core FFO:(3)
Weighted average shares outstanding - basic	76,372	80,236
Weighted average restricted common shares outstanding	21	22
Weighted average OP units outstanding	52,147	37,633
Weighted average DownREIT OP unit outstanding	5,769	2,120
Weighted average LTIP units outstanding	925	693
Total weighted average shares and units outstanding - FFO and Core FFO	135,234	120,704

FFO per share and unit	$0.52	$0.60
Core FFO per share and unit	$0.54	$0.60

(1)	Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2)	Integration costs relate to expenses incurred as a part of the internalization of the PRO structure.
(3)	We combine OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in our operating partnership are redeemable for cash or, at our option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at our option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). All subordinated performance units and DownREIT subordinated performance units were converted into OP units on July 1, 2024, in connection with the internalization of the PRO structure. See Note 1 to the following table for additional discussion of subordinated performance units, DownREIT subordinated performance units, and LTIP units in the calculation of FFO and Core FFO per share and unit.

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Earnings per share - diluted	$0.10	$0.65
Impact of the difference in weighted average number of shares(1)	(0.04)	0.10
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.04	—
Add real estate depreciation and amortization	0.35	0.39
Add equity in losses of unconsolidated real estate ventures	0.04	0.01
Add Company's share of FFO in unconsolidated real estate ventures	0.04	0.05
Subtract gain on sale of self storage properties	(0.01)	(0.51)
FFO attributable to subordinated performance unitholders	—	(0.09)
FFO per share and unit	0.52	0.60
Add acquisition costs	—	—
Add integration costs	0.02	—
Core FFO per share and unit	$0.54	$0.60

(1)
Adjustment accounts for the difference between the weighted average number of shares used to calculate diluted earnings per share and the weighted average number of shares used to calculate FFO and Core FFO per share and unit. Diluted earnings per share is calculated using the two-class method for the company's restricted common shares and the treasury stock method for certain unvested LTIP units, and assumes the conversion of vested LTIP units into OP units on a one-for-one basis and the hypothetical conversion of subordinated performance units, and DownREIT subordinated performance units into OP units, even though such units may have only been convertible into OP units (i) after a lock-out period and (ii) upon certain events or conditions. All outstanding subordinated performance units and DownREIT subordinated performance units were converted into OP units on July 1, 2024, in connection with the internalization of the PRO structure. The computation of weighted average shares and units for FFO and Core FFO per share and unit includes all restricted common shares and LTIP units that participate in distributions and excludes all subordinated performance units and DownREIT subordinated performance units because their effect has been accounted for through the allocation of FFO to the related unitholders based on distributions declared.

(2)
Represents the effect of adjusting the numerator to consolidated net income (loss) prior to GAAP allocations for noncontrolling interests, after deducting preferred share and unit distributions, and before the application of the two-class method and treasury stock method, as described in Note 1.

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
As of March 31, 2025, our same store portfolio consisted of 771 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Rental revenue
Same store portfolio	$162,224	$167,620	$(5,396)
Non-same store portfolio	7,251	12,762	(5,511)
Total rental revenue	169,475	180,382	(10,907)
Other property-related revenue
Same store portfolio	6,433	6,167	266
Non-same store portfolio	311	525	(214)
Total other property-related revenue	6,744	6,692	52
Property operating expenses
Same store portfolio	52,245	50,402	1,843
Non-same store portfolio	2,859	4,800	(1,941)
Prior period comparability adjustment(1)	—	(508)	508
Total property operating expenses	55,104	54,694	410
Net operating income
Same store portfolio	116,412	123,385	(6,973)
Non-same store portfolio	4,703	8,995	(4,292)
Total net operating income	$121,115	$132,380	$(11,265)

(1)	Certain payroll and related costs associated with the former PRO portfolios were not reflected as property-level expenses in 2024 under the management of the former PROs. Such costs are reflected in property operating expenses in 2025 under our management. For purposes of comparable same store reporting, we have included the specific 2024 expense amounts for the same store portfolio in the relevant periods. This line item is presented in order to reconcile total property operating expenses to previously reported figures.
Rental Revenue
Same store portfolio rental revenues decreased $5.4 million, or 3.2%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. This decrease in same store portfolio rental revenue was driven primarily by a decrease in average occupancy from 85.8% for the three months ended March 31, 2024 to 83.9% for the three months ended March 31, 2025. Average annualized same store rental revenue per occupied square foot decreased from $15.86 to $15.70, or 1.0%, for the three months ended March 31, 2025, driven primarily by decreased lease rates for new tenants.
Other Property-Related Revenue
Same store portfolio other property-related revenue increased $0.3 million, or 4.3%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Property Operating Expenses
Same store portfolio property operating expenses increased $1.8 million, or 3.7%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. The increase in same store property operating expenses was a result of increases in marketing, repairs and maintenance, and utilities expense, partially offset by decreases in personnel costs during the three months ended March 31, 2025.
The following table presents a reconciliation of net income to NOI for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$19,519	$95,088
(Subtract) Add:
Management fees and other revenue	(12,135)	(9,074)
General and administrative expenses	13,145	15,674
Other	4,476	3,492
Depreciation and amortization	48,116	47,331
Interest expense	40,475	38,117
Equity in losses of unconsolidated real estate ventures	5,739	1,630
Acquisition and integration costs	2,445	507
Income tax expense	1,120	886
Gain on sale of self storage properties	(1,425)	(61,173)
Non-operating income	(360)	(98)
Net Operating Income	$121,115	$132,380
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture see Note 5 to the condensed consolidated financial statements in Item 1.
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$19,519	$95,088
Add (subtract):
Depreciation and amortization	48,116	47,331
Company's share of unconsolidated real estate venture depreciation and amortization	5,411	4,552
Interest expense	40,475	38,117
Income tax expense	1,120	886
EBITDA	114,641	185,974
Add (subtract):
Acquisition costs	403	507
Effect of hypothetical liquidation at book value (HLBV) accounting for unconsolidated 2024 Joint Venture(1)	5,381	2,764
Gain on sale of self storage properties	(1,425)	(61,173)
Integration costs, excluding equity-based compensation(2)	930	—
Equity-based compensation expense(3)	3,079	1,855
Adjusted EBITDA	$123,009	$129,927

(1)
Reflects the non-cash impact of applying HLBV to the 2024 Joint Venture, which allocates GAAP income (loss) on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(2)	Integration costs relate to expenses incurred as a part of the internalization of the PRO structure.
(3)	Equity-based compensation expense is a non-cash item recorded within general and administrative expenses and acquisition and integration costs in our consolidated statements of operations. For the three months ended March 31, 2025, $1.1 million relates to the internalization of the PRO structure and is included in acquisition and integration costs.

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
Cash Flows
At March 31, 2025, we had $19.3 million in cash and cash equivalents and $0.9 million of restricted cash, a decrease in cash and cash equivalents of $31.1 million and an increase in restricted cash of $0.6 million from December 31, 2024. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $85.6 million for the three months ended March 31, 2025 compared to $94.0 million the three months ended March 31, 2024. Our operating cash flow decreased primarily due to a decrease in rental revenue primarily driven by the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 42 self storage properties to unaffiliated third parties between January 1, 2024 and March 31, 2025.
Investing Activities
Cash used in investing activities was $9.7 million for the three months ended March 31, 2025 compared to $567.4 million of cash provided by investing activities for the three months ended March 31, 2024. The primary uses of cash for the three months ended March 31, 2025 was for our acquisition of three self storage properties and an annex and expenditures for corporate furniture and equipment, partially offset by the sale of two self storage properties to third parties.
Capital expenditures totaled $5.7 million and $5.4 million during the three months ended March 31, 2025 and 2024, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Recurring capital expenditures	$5,272	$2,771
Value enhancing capital expenditures	—	1,825
Acquisitions capital expenditures	199	903
Total capital expenditures	5,471	5,499
Change in accrued capital spending	260	(125)
Capital expenditures per statement of cash flows	$5,731	$5,374

Financing Activities
Cash used in our financing activities was $106.5 million for the three months ended March 31, 2025 compared to $660.0 million of cash used in financing activities for the three months ended March 31, 2024. Our primary uses of financing cash flows for the three months ended March 31, 2025 were for principal payments on existing debt of $157.0 million (which included $156.5 million of principal repayments under the Revolver and $0.5 million of scheduled fixed rate mortgage principal amortization payments), distributions to common shareholders of $43.6 million, distributions to noncontrolling interests of $33.7 million and distributions to preferred shareholders of $5.1 million. Our sources of financing cash flows for the three months ended March 31, 2025 primarily consisted of $134.0 million of borrowings under our Revolver.
Credit Facility and Term Loan Facilities
As of March 31, 2025, our credit facility provided for total borrowings of $1.355 billion, consisting of the following components: (i) a Revolver which provides for a total borrowing commitment up to $950.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $275.0 million Term Loan D and (iii) a $130.0 million Term Loan E. The Revolver is set to mature in January 2027; provided that we may elect up to two times to extend the maturity by six months each up to January 2028 by paying an extension fee for each such election of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of March 31, 2025, we had an expansion option under the credit facility, which, if exercised in full, would provide for a total borrowing capacity of $1.900 billion.
As of March 31, 2025, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 3.96% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.89%. As of March 31, 2025, we would have had the capacity to borrow remaining Revolver commitments of $522.5 million while remaining in compliance with the credit facility's financial covenants.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility in an aggregate amount of $75.0 million. As of March 31, 2025 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.62%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of March 31, 2025 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 4.27%.

We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of March 31, 2025, the June 2029 Term Loan Facility had an effective interest rate of 5.37%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
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

Debt, Issuer and Preferred Shares Ratings
On March 17, 2025, Kroll Bond Rating Agency, LLC ("KBRA") downgraded the operating partnership's issuer and senior notes credit ratings to BBB from BBB+ and revised the outlook to stable from negative. KBRA also downgraded the credit ratings for the Company's Series A Preferred Shares and Series B Preferred Shares to BBB- from BBB.
Equity Transactions
Issuance of Common Shares
During the three months ended March 31, 2025, after receiving notices of redemption from certain OP unitholders, we elected to issue 93,661 common shares to such holders in exchange for 93,661 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance and Redemption of OP Equity
During the three months ended March 31, 2025, we issued 50,533 OP units upon the conversion of an equivalent number of LTIP units and redeemed 2,387 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
Dividends and Distributions
During the three months ended March 31, 2025, the Company paid $43.6 million of distributions to common shareholders, $5.1 million of distributions to preferred shareholders and distributed $33.7 million to noncontrolling interests.
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
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of March 31, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of March 31, 2025, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of March 31, 2025, we had $425.8 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $4.3 million annually.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K") filed with the SEC under the heading Item 1A. "Risk Factors" beginning on page 12, which is accessible on the SEC's website at www.sec.gov.
With the exception of the risk factor set forth below, which updates and supplements the risk factors disclosed in our 2024 Form 10-K, there have been no material changes to the risk factors disclosed in our 2024 Form 10-K.
Recent tariff actions by the U.S and other countries may have an adverse effect on our business, financial condition and results of operations.
The current U.S. administration has recently implemented tariffs on imports from a broad set of countries, including Canada, Mexico, European Union member states, Japan and China creating significant uncertainty about the future relationship between the United States and other countries with respect to these tariffs. In response to these tariffs, global trading partners have or are likely to impose their own tariffs. These developments, or the perception that any of them could occur, have resulted in significant financial market volatility and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Further effects of these tariffs cannot be predicted with certainty. Continued uncertainty surrounding trade policies and the potential for further tariff increases or the imposition of new tariffs may lead to a continuation or worsening of the impact of the tariffs on the financial markets. These trade actions and the widespread uncertainty and international tensions resulting therefrom may have a material adverse effect on our business, results of operations, ability to access capital, and financial condition and on the market price of our common stock.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2025, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 93,661 common shares to satisfy redemption requests from certain limited partners.
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
As of May 2, 2025, other than those OP units held by the Company, after reflecting the transactions described herein, 58,760,410 OP units were outstanding (including 899,579 outstanding LTIP units in the operating partnership and 5,769,214 outstanding DownREIT OP units, which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended
Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares, under which $256,892 of common shares remain available for repurchase. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares, under which no common shares remain available for repurchase. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares. During the three months ended March 31, 2025, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares issued to them. The table below summarizes all of our repurchases of common shares during the three months ended March 31, 2025:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1 - January 31, 2025	—	$—	—	$350,256,892
February 1 - February 28, 2025	—	—	—	350,256,892
March 1 - March 31, 2025(1)	2,391	38.62	—	350,256,892
Total/Weighted Average	2,391	$38.62	—	$350,256,892

(1)
The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share is based on the closing price of our common shares on February 28, 2025 which is the date prior to the date of withholding.

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
Brandon S. Togashi
executive vice president and chief financial officer
(principal financial officer)

Date: May 6, 2025