Form 10-Q
period 2025-06-30
National Storage Affiliates Trust
filed 2025-08-05
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Yes ☐  No ☒
As of August 1, 2025, 76,765,051 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Real estate
Self storage properties	$5,826,852	$5,864,134
Less accumulated depreciation	(1,131,235)	(1,051,638)
Self storage properties, net	4,695,617	4,812,496
Cash and cash equivalents	26,121	50,408
Restricted cash	1,824	345
Debt issuance costs, net	4,244	5,632
Investment in unconsolidated real estate ventures	231,360	246,193
Other assets, net	195,453	218,482
Assets held for sale, net	6,000	—
Operating lease right-of-use assets	20,666	20,906
Total assets	$5,181,285	$5,354,462
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,402,659	$3,449,087
Accounts payable and accrued liabilities	93,613	98,657
Interest rate swap liabilities	4,041	471
Operating lease liabilities	22,683	22,888
Deferred revenue	20,607	20,012
Total liabilities	3,543,603	3,591,115
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 14,697,845 and 14,695,458 issued (in series) and outstanding at June 30, 2025 and December 31, 2024, respectively, at liquidation preference	340,955	340,895
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 76,558,740 and 76,344,661 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	765	763
Additional paid-in capital	1,249,996	1,249,426
Distributions in excess of earnings	(595,627)	(530,652)
Accumulated other comprehensive income	5,993	15,548
Total shareholders' equity	1,002,082	1,075,980
Noncontrolling interests	635,600	687,367
Total equity	1,637,682	1,763,347
Total liabilities and equity	$5,181,285	$5,354,462
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Rental revenue	$169,838	$174,369	$339,313	$354,751
Other property-related revenue	6,774	6,557	13,518	13,249
Management fees and other revenue	12,230	9,522	24,365	18,596
Total revenue	188,842	190,448	377,196	386,596
OPERATING EXPENSES
Property operating expenses	55,627	52,201	110,731	106,895
General and administrative expenses	12,804	16,189	25,949	31,863
Depreciation and amortization	47,612	46,710	95,728	94,041
Other	4,500	3,375	8,976	6,867
Total operating expenses	120,543	118,475	241,384	239,666
OTHER (EXPENSE) INCOME
Interest expense	(41,269)	(37,228)	(81,744)	(75,345)
Equity in (losses) of unconsolidated real estate ventures	(3,945)	(4,449)	(9,684)	(6,079)
Acquisition and integration costs	(2,040)	(480)	(4,485)	(987)
Non-operating income	462	337	822	435
Gain on sale of self storage properties	9,571	2,668	10,996	63,841
Other expense, net	(37,221)	(39,152)	(84,095)	(18,135)
Income before income taxes	31,078	32,821	51,717	128,795
Income tax expense	(120)	(541)	(1,240)	(1,427)
Net income	30,958	32,280	50,477	127,368
Net income attributable to noncontrolling interests	(11,487)	(15,218)	(18,012)	(51,279)
Net income attributable to National Storage Affiliates Trust	19,471	17,062	32,465	76,089
Distributions to preferred shareholders	(5,114)	(5,110)	(10,228)	(10,220)
Net income attributable to common shareholders	$14,357	$11,952	$22,237	$65,869

Earnings per share - basic and diluted	$0.19	$0.16	$0.29	$0.85

Weighted average shares outstanding - basic and diluted	76,474	75,160	76,423	77,698

Dividends declared per common share	$0.57	$0.56	$1.14	$1.12

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$30,958	$32,280	$50,477	$127,368
Other comprehensive (loss) income
Unrealized (loss) gain on derivative contracts	(3,220)	6,581	(11,019)	26,994
Reclassification of other comprehensive income to interest expense	(2,669)	(9,322)	(5,901)	(18,636)
Other comprehensive (loss) income	(5,889)	(2,741)	(16,920)	8,358
Comprehensive income	25,069	29,539	33,557	135,726
Comprehensive income attributable to noncontrolling interests	(8,928)	(14,259)	(10,653)	(54,040)
Comprehensive income attributable to National Storage Affiliates Trust	$16,141	$15,280	$22,904	$81,686

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2023	14,685,716	$340,651	82,285,995	$823	$1,509,563	$(449,907)	$21,058	$703,653	$2,125,841
Redemptions of OP units	—	—	72,802	1	1,025	—	19	(1,426)	(381)
Repurchase of common shares	—	—	(5,491,925)	(55)	(203,518)	—	—	—	(203,573)
Effect of changes in ownership for consolidated entities	—	—	—	—	40,676	—	(620)	(40,056)	—
Equity-based compensation expense	—	—	—	—	109	—	—	1,746	1,855
Issuance of restricted common shares	—	—	8,886	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(2,658)	—	(88)	—	—	—	(88)
Equity offering costs	—	—	—	—	(255)	—	—	—	(255)
Preferred share dividends	—	—	—	—	—	(5,110)	—	—	(5,110)
Common share dividends	—	—	—	—	—	(43,751)	—	—	(43,751)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,653)	(33,653)
Other comprehensive income	—	—	—	—	—	—	7,379	3,720	11,099
Net income	—	—	—	—	—	59,027	—	36,061	95,088
Balances, March 31, 2024	14,685,716	$340,651	76,873,100	$769	$1,347,512	$(439,741)	$27,836	$670,045	$1,947,072
Redemptions of OP units	—	—	205,910	2	2,668	—	84	(11,877)	(9,123)
Repurchase of common shares	—	—	(1,908,397)	(19)	(71,648)	—	—	—	(71,667)
Effect of changes in ownership for consolidated entities	—	—	—	—	15,115	—	(257)	(14,858)	—
Equity-based compensation expense	—	—	—	—	139	—	—	2,192	2,331
Vesting and forfeitures of restricted common shares, net	—	—	(1,451)	—	(35)	—	—	—	(35)
Equity offering costs	—	—	—	—	(57)	—	—	—	(57)
Preferred share dividends	—	—	—	—	—	(5,110)	—	—	(5,110)
Common share dividends	—	—	—	—	—	(41,979)	—	—	(41,979)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,906)	(33,906)
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Other comprehensive loss	—	—	—	—	—	—	(1,782)	(959)	(2,741)
Net income	—	—	—	—	—	17,062	—	15,218	32,280
Balances, June 30, 2024	14,685,716	$340,651	75,169,162	$752	$1,293,694	$(469,768)	$25,881	$625,855	$1,817,065

Balances, December 31, 2024	14,695,458	$340,895	76,344,661	$763	$1,249,426	$(530,652)	$15,548	$687,367	$1,763,347
Issuance of preferred shares upon redemption of preferred units	2,387	60	—	—	(1)	—	—	(59)	—
Redemptions of OP units	—	—	93,661	1	1,059	—	18	(1,078)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(1,123)	—	(20)	1,143	—
Equity-based compensation expense	—	—	—	—	111	—	—	2,968	3,079
Issuance of restricted common shares	—	—	15,280	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,136)	—	(90)	—	—	—	(90)
Equity offering costs	—	—	—	—	(91)	—	—	—	(91)
Preferred share dividends	—	—	—	—	—	(5,114)	—	—	(5,114)
Common share dividends	—	—	—	—	—	(43,574)	—	—	(43,574)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,853)	(33,853)
Other comprehensive loss	—	—	—	—	—	—	(6,231)	(4,800)	(11,031)
Net income	—	—	—	—	—	12,994	—	6,525	19,519
Balances, March 31, 2025	14,697,845	$340,955	76,450,466	$764	$1,249,291	$(566,346)	$9,315	$658,213	$1,692,192
Redemptions of OP units	—	—	108,506	1	1,157	—	12	(1,295)	(125)
Effect of changes in ownership for consolidated entities	—	—	—	—	(551)	—	(4)	555	—
Equity-based compensation expense	—	—	—	—	127	—	—	3,011	3,138
Issuance of restricted common shares	—	—	291	—	—	—	—	—	—
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Vesting and forfeitures of restricted common shares, net	—	—	(523)	—	(18)	—	—	—	(18)
Equity offering costs	—	—	—	—	(10)	—	—	—	(10)
Preferred share dividends	—	—	—	—	—	(5,114)	—	—	(5,114)
Common share dividends	—	—	—	—	—	(43,638)	—	—	(43,638)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,812)	(33,812)
Other comprehensive loss	—	—	—	—	—	—	(3,330)	(2,559)	(5,889)
Net income	—	—	—	—	—	19,471	—	11,487	30,958
Balances, June 30, 2025	14,697,845	$340,955	76,558,740	$765	$1,249,996	$(595,627)	$5,993	$635,600	$1,637,682

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$50,477	$127,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,728	94,041
Amortization of debt issuance costs	3,087	3,418
Amortization of debt premium	(233)	(373)
Gain on sale of self storage properties	(10,996)	(63,841)
Equity-based compensation expense	6,217	4,186
Equity in losses of unconsolidated real estate ventures	9,684	6,079
Distributions from unconsolidated real estate ventures	9,653	11,136
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	4,993	2,449
Accounts payable and accrued liabilities	(3,609)	(1,234)
Deferred revenue	501	(6,012)
Net Cash Provided by Operating Activities	165,502	177,217
INVESTING ACTIVITIES
Acquisition of self storage properties	(23,770)	(25,063)
Capital expenditures	(11,848)	(9,084)
Deposits and advances for self storage properties and other acquisitions	(122)	(1,495)
Expenditures for corporate furniture, equipment and other	(310)	(367)
Investment in unconsolidated real estate ventures	(4,503)	(36,149)
Net proceeds from sale of self storage properties	66,102	616,812
Net Cash Provided by Investing Activities	25,549	544,654
FINANCING ACTIVITIES
Borrowings under debt financings	314,000	419,000
Redemption of OP units	(125)	(9,504)
Repurchase of common shares	—	(275,195)
Principal payments under debt financings	(359,476)	(712,964)
Payment of dividends to common shareholders	(87,212)	(85,730)
Payment of dividends to preferred shareholders	(10,228)	(10,220)
Distributions to noncontrolling interests	(67,377)	(66,640)
Debt issuance costs	(2,858)	(700)
Equity offering costs	(583)	(572)
Net Cash Used In Financing Activities	(213,859)	(742,525)
Decrease in Cash, Cash Equivalents and Restricted Cash	(22,808)	(20,654)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	50,753	87,693
End of period	$27,945	$67,039

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Supplemental Cash Flow Information
Cash paid for interest	$78,309	$74,895
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions
Other net liabilities assumed	117	174
Change in accrued capital spending	178	(433)

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
The Company owned 807 consolidated self storage properties in 33 states and Puerto Rico with approximately 51.6 million rentable square feet in approximately 406,000 storage units as of June 30, 2025, excluding two properties classified as held for sale, that were sold to a third party in July 2025. These properties are managed with local operational focus and expertise.
As of June 30, 2025, the Company also managed through its property management platform an additional portfolio of 260 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 18.1 million rentable square feet, configured in approximately 144,000 storage units and located across 24 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of June 30, 2025, the Company operated and held ownership interests in 1,067 self storage properties located across 37 states and Puerto Rico with approximately 69.7 million rentable square feet in approximately 550,000 storage units, excluding properties classified as held for sale.
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
As of June 30, 2025, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 49 self storage properties. The net book value of the real estate owned by these VIEs was $401.2 million and $407.1 million as of June 30, 2025 and December 31, 2024, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $172.9 million and $172.9 million as of June 30, 2025 and December 31, 2024, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
Long Lived Assets Held for Sale
The Company considers long-lived assets to be "held for sale" upon satisfaction of the following criteria: (a) management commits to a plan to sell an asset (or group of assets), (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (d) the sale of the asset is probable and transfer of the asset is expected to be completed within one year, (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. As of June 30, 2025, the Company had $6.0 million of self storage properties classified as held for sale, consisting of two self storage properties that were sold to a third party in July 2025. There were no self storage properties held for sale as of December 31, 2024.
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
The Company has tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended June 30, 2025 and 2024, the Company recognized $5.9 million and $5.3 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during six months ended June 30, 2025 and 2024, the Company recognized $11.8 million and $10.9 million, respectively, of tenant insurance and tenant warranty protection plan revenues.

The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended June 30, 2025 and 2024, the Company recognized retail sales of $0.4 million and $0.6 million, respectively and during the six months ended June 30, 2025 and 2024, the Company recognized retail sales of $0.8 million and $1.1 million, respectively.
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
With respect to the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture (each as defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees for the 2016 Joint Venture, the 2018 Joint Venture and the 2023 Joint Venture are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. The property management fees for the 2024 Joint Venture are equal to 4% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate venture. With respect to the 2016 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues. During the three months ended June 30, 2025 and 2024, the Company recognized property management fees, call center fees and platform fees of $4.7 million and $4.5 million, respectively, and during the six months ended June 30, 2025 and 2024, the Company recognized property management fees, call center fees and platform fees of $9.4 million and $8.7 million, respectively.
The Company also earns acquisition fees for properties acquired by the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the six months ended June 30, 2025 and 2024, the Company recognized acquisition fees of $0.1 million and $0, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended June 30, 2025 and 2024, the Company recognized $7.1 million and $4.8 million, respectively, of revenue related to these activities and during the six months ended June 30, 2025 and 2024, the Company recognized $14.3 million and $9.5 million, respectively, of revenue related to these activities.
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

3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
Series A Preferred Shares
The Company's 6.000% cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") rank senior to the Company's common shares with respect to dividend rights and rights upon its liquidation, dissolution or winding up. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares became redeemable by the Company in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The increase in Series A Preferred Shares outstanding from December 31, 2024 to June 30, 2025, was due to the issuance of 2,387 Series A Preferred Shares upon the redemption of an equivalent number of 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units"). As of June 30, 2025 the Company had 9,029,717 Series A Preferred Shares issued and outstanding.
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
During the six months ended June 30, 2025, the Company did not sell any common shares through the ATM program. As of June 30, 2025, the Company had $400.0 million of capacity remaining under its most recent ATM Program.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares from time to time. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. Under these programs, the Company did not repurchase any common shares during the six months ended June 30, 2025 and has remaining capacity of approximately $350.3 million.

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
As of June 30, 2025 and December 31, 2024, units reflecting noncontrolling interests consisted of the following:

	June 30, 2025	December 31, 2024
Series A-1 preferred units	1,200,211	1,202,598
OP units	52,111,896	52,173,489
LTIP units	850,663	794,926
DownREIT units
DownREIT OP units	5,769,214	5,769,214
Total	59,931,984	59,940,227
Series A-1 Preferred Units
The Series A-1 preferred units rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A Preferred Shares or the issuance of the Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The decrease in Series A-1 preferred units outstanding from December 31, 2024 to June 30, 2025 was due to the redemption of 2,387 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
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
The decrease in OP units outstanding from December 31, 2024 to June 30, 2025 was due to the redemption of 202,167 OP units for an equal number of common shares and the redemption of 3,664 OP units for cash, partially offset by the conversion of 144,238 LTIP units into an equivalent number of OP units.
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
The increase in LTIP units outstanding from December 31, 2024 to June 30, 2025 was due to the issuance of 199,975 compensatory LTIP units to employees and trustees, net of forfeitures. This increase was partially offset by the conversion of 144,238 LTIP units into an equivalent number of OP units.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	June 30, 2025	December 31, 2024
Land	$1,038,538	$1,047,416
Buildings and improvements	4,776,116	4,804,789
Furniture and equipment	12,198	11,929
Total self storage properties	5,826,852	5,864,134
Less accumulated depreciation	(1,131,235)	(1,051,638)
Self storage properties, net	$4,695,617	$4,812,496
Depreciation expense related to self storage properties amounted to $45.0 million and $45.4 million during the three months ended June 30, 2025 and 2024, respectively, and $90.2 million and $90.8 million during the six months ended June 30, 2025 and 2024, respectively.
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
As of June 30, 2025, the 2024 Joint Venture owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
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
During the six months ended June 30, 2025, the 2023 Joint Venture acquired one self storage property, consisting of approximately 55,000 rentable square feet configured in approximately 600 storage units for approximately $18.0 million. The 2023 Joint Venture financed the acquisition with capital contributions from the 2023 JV Members, of which the Company contributed approximately $4.5 million.
As of June 30, 2025, the 2023 Joint Venture owned and operated 19 self storage properties containing approximately 1.3 million rentable square feet, configured in approximately 8,000 storage units and located across three states.
2018 Joint Venture
As of June 30, 2025, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of June 30, 2025, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of June 30, 2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
ASSETS
Self storage properties	$2,722,906	$2,700,632
Less accumulated depreciation	(485,283)	(445,006)
Self storage properties, net	2,237,623	2,255,626
Other assets	36,406	43,513
Total assets	$2,274,029	$2,299,139
LIABILITIES AND EQUITY
Debt financing	$1,213,748	$1,213,169
Other liabilities	32,547	37,206
Equity	1,027,734	1,048,764
Total liabilities and equity	$2,274,029	$2,299,139

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024
Total revenue	$61,670	$60,716
Property operating expenses	(21,409)	(19,449)
Supervisory, administrative and other expenses	(3,987)	(3,875)
Depreciation and amortization	(20,869)	(20,564)
Interest expense	(13,735)	(13,655)
Non-operating income	641	904
Net income	$2,311	$4,077

	Six Months Ended June 30,
	2025	2024
Total revenue	$123,294	$116,812
Property operating expenses	(43,825)	(37,052)
Supervisory, administrative and other expenses	(8,028)	(7,533)
Depreciation and amortization	(42,513)	(38,770)
Interest expense	(27,380)	(25,755)
Non-operating income	491	845
Net income	$2,039	$8,547

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the six months ended June 30, 2025, the Company acquired four self storage properties and two annexes to existing properties for approximately $24.9 million. All of these acquisitions were acquired by the Company from third parties. The self storage property acquisitions were accounted for as asset acquisitions and accordingly, $0.2 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company allocated the total purchase price of the acquired properties to the assets acquired and liabilities assumed based on their relative fair values. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $0.6 million resulting in a total fair value of $24.3 million allocated to real estate.
The following table summarizes the investments in self storage property acquisitions completed by the Company during the six months ended June 30, 2025 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment(1)
	Number of Properties	Cash and Acquisition Costs	Value of Equity	Other	Total

March 31, 2025	3	$12,434	$—	$1,060	$13,494
June 30, 2025	1	11,328	—	48	11,376
Total	4	$23,762	$—	$1,108	$24,870
(1)Investment amounts include investments classified as annexes to existing properties.
Dispositions
During the six months ended June 30, 2025, the Company sold ten self storage properties to third parties for net proceeds of approximately $67.1 million. The Company recorded a net gain on the dispositions of approximately $11.0 million.

Assets Held for Sale
As of June 30, 2025, the Company classified as held for sale two self storage properties that were sold to a third party in July 2025.
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	June 30, 2025	December 31, 2024
Customer in-place leases, net of accumulated amortization of $675 and $380, respectively	$840	$1,058
Receivables:
Trade, net	8,243	8,689
Tenant insurance, former PROs and other	9,532	10,169
Receivable from unconsolidated real estate ventures	4,104	8,057
Property acquisition deposits	320	198
Interest rate swaps	9,164	22,596
Prepaid expenses and other	10,749	11,392
Corporate furniture, equipment and other, net	2,650	2,916
Trade names	12,256	12,256
Management contracts, net of accumulated amortization of $10,849 and $9,117, respectively	41,116	42,848
Tenant reinsurance intangible assets, net of accumulated amortization of $8,088 and $6,264, respectively	88,297	90,121
Goodwill	8,182	8,182
Total	$195,453	$218,482
Amortization expense related to customer in-place leases amounted to $0.5 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively and $0.9 million and $1.4 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense related to management contracts amounted to $0.9 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively and $2.3 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.9 million and $0.4 million for the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $0.7 million for the six months ended June 30, 2025 and 2024, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of June 30, 2025 and December 31, 2024 is summarized as follows (dollars in thousands):

	Interest Rate(1)	June 30, 2025	December 31, 2024
Credit Facility:
Revolving line of credit	5.84%	$398,900	$443,300
Term loan D	4.11%	275,000	275,000
Term loan E	5.04%	130,000	130,000
2028 Term loan facility	4.17%	75,000	75,000
April 2029 Term loan facility	3.77%	100,000	100,000
June 2029 Term loan facility	5.07%	285,000	285,000
May 2026 Senior Unsecured Notes	2.16%	35,000	35,000
October 2026 Senior Unsecured Notes	6.46%	65,000	65,000
July 2028 Senior Unsecured Notes	5.75%	120,000	120,000
September 2028 Senior Unsecured Notes	5.40%	75,000	75,000
October 2028 Senior Unsecured Notes	6.55%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
October 2030 Senior Unsecured Notes	6.66%	35,000	35,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
September 2031 Senior Unsecured Notes	5.55%	125,000	125,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
October 2033 Senior Unsecured Notes	6.73%	50,000	50,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2034 Senior Unsecured Notes	5.74%	150,000	150,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.54%	199,718	200,793
Total principal		3,413,618	3,459,093
Unamortized debt issuance costs and debt premium, net		(10,959)	(10,006)
Total debt		$3,402,659	$3,449,087
(1)Represents the effective interest rate as of June 30, 2025. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of June 30, 2025, the Company's unsecured credit facility provided for total borrowings of $1.355 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $950.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $275.0 million tranche D term loan facility (the "Term Loan D") and (iii) a $130.0 million tranche E term loan facility (the "Term Loan E"). As of June 30, 2025, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total borrowing capacity of $1.900 billion.

As of June 30, 2025, the Company had outstanding letters of credit totaling $7.0 million and had the capacity to borrow remaining Revolver commitments of $544.1 million while remaining in compliance with the credit facility's financial covenants. At June 30, 2025, the Company was in compliance with all such covenants.
Future Debt Obligations
Based on existing debt agreements in effect as of June 30, 2025, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (dollars in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2025	$1,109	$(1,579)	$(470)
2026	377,322	(2,865)	374,457
2027	616,269	(2,234)	614,035
2028	460,624	(1,939)	458,685
2029	487,789	(844)	486,945
2030	262,964	(376)	262,588
Thereafter	1,207,541	(1,122)	1,206,419
	$3,413,618	$(10,959)	$3,402,659
9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per common share - basic and diluted
Numerator
Net income	$30,958	$32,280	$50,477	$127,368
Net income attributable to noncontrolling interests	(11,487)	(15,218)	(18,012)	(51,279)
Net income attributable to National Storage Affiliates Trust	19,471	17,062	32,465	76,089
Distributions to preferred shareholders	(5,114)	(5,110)	(10,228)	(10,220)
Distributed and undistributed earnings allocated to participating securities	(14)	(11)	(29)	(24)
Net income attributable to common shareholders - basic and diluted	$14,343	$11,941	$22,208	$65,845

Denominator
Weighted average shares outstanding - basic and diluted	76,474	75,160	76,423	77,698

Earnings per share - basic and diluted	$0.19	$0.16	$0.29	$0.85

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and six months ended June 30, 2025, 766,311 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
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
For the three months ended June 30, 2025 and 2024, potential common shares totaling 58.0 million and 58.0 million, respectively, related to OP units, DownREIT OP units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the six months ended June 30, 2025 and 2024, potential common shares totaling 58.0 million and 58.0 million, respectively, related to OP units, DownREIT OP units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Effective July 1, 2024, in connection with the internalization of its PRO structure, the Company purchased the PROs' management contracts. As of June 30, 2025, the majority of operations have transitioned to the Company.
Supervisory and Administrative Fees
During the three months ended June 30, 2024, the Company incurred $5.1 million for supervisory and administrative fees to its former PROs pursuant to their respective management contracts and during the six months ended June 30, 2024, the Company incurred $10.2 million for supervisory and administrative fees to its former PROs pursuant to their respective management contracts. In connection with the internalization of the PRO structure, the Company entered into new asset management agreements with certain of its former PROs to continue to provide leasing, operating, supervisory and administrative services for certain self storage properties on a transitionary basis. These new asset management agreements generally provided for fees ranging from 5% to 6% of gross revenue for such managed self storage properties. Under the current asset management agreements with former PROs, during the three months ended June 30, 2025, the Company incurred $1.4 million for supervisory and administrative fees and during the six months ended June 30, 2025, the Company incurred $2.8 million for supervisory and administrative fees. Supervisory and administrative fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

Payroll Services
For the self storage properties that were managed by the Company's former PROs, and pursuant to their respective management contracts and new asset management agreements, the employees responsible for operations were employees of the Company's former PROs who charged the Company for the costs associated with the respective employees. For the three months ended June 30, 2025 and 2024, the Company incurred $1.8 million and $6.8 million, respectively, for payroll and related costs reimbursable to these former PROs and for the six months ended June 30, 2025 and 2024, the Company incurred $3.6 million and $13.7 million, respectively, for payroll and related costs reimbursable to these former PROs. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of June 30, 2025
Interest Rate Swaps	10	$860,000	$9,164	$4,041

As of December 31, 2024
Interest Rate Swaps	12	$1,085,000	$22,596	$471

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements (dollars in thousands):

Fair value at December 31, 2023	$26,160
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(18,718)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	26,994
Fair value at June 30, 2024	$34,436

Fair value at December 31, 2024	$22,125
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(5,983)
Unrealized and realized losses on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	(11,019)
Fair value at June 30, 2025	$5,123

As of June 30, 2025 and December 31, 2024, the Company had outstanding interest rate swaps with aggregate current notional amounts of $860.0 million and $1,085.0 million, respectively, designated as cash flow hedges. As of June 30, 2025, the Company's swaps had a weighted average remaining term of approximately 2.8 years.
In connection with the issuance of fixed rate unsecured notes in the second quarter of 2023, we entered into $50.0 million of forward starting interest rate swaps on March 16, 2023, and a $25.0 million forward starting interest rate swap on March 24, 2023, locking the interest rate of compounded Secured Overnight Financing Rate ("SOFR") at 3.25% through April 5, 2023. These interest rate swaps have been designated as cash flow hedges. The realized loss of $1.6 million of the compounded SOFR swaps are included in unrealized and realized gains (loss) on derivative instruments in comprehensive income (loss) and will be reclassified into interest expense over 10 years, which is the term of anticipated unsecured fixed rate debt including any replacement debt thereof. Amounts reported in accumulated other comprehensive (loss) income will be reclassified into interest expense as interest payments are made on the anticipated debt.
The fair value of these swaps are included in other assets and liabilities in the Company's condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at June 30, 2025 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction in interest expense, approximately $6.1 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates remain above the 3.08% weighted average fixed rate under these interest rate swaps, the Company will continue to receive payments due to it from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the six months ended June 30, 2025 and 2024. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including applicable yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include applicable yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of June 30, 2025 and 2024, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities reflected in the condensed consolidated balance sheets at June 30, 2025 and 2024, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing, comprising the Revolver, term loans under our credit facility and our term loan facilities, reflected in the condensed consolidated balance sheets at June 30, 2025 and 2024, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk, which is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Liabilities
Private Placement Notes	$1,950,000	$1,950,000	$1,837,773	$1,774,291
Mortgage Notes	199,718	200,793	194,239	190,966
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

The following table presents our reportable segment NOI for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reportable segment revenue
Rental revenue	$169,838	$174,369	$339,313	$354,751
Other property-related revenue	6,774	6,557	13,518	13,249
Total reportable segment revenue	176,612	180,926	352,831	368,000
Property operating expenses
Store payroll and related costs	13,206	12,965	26,120	26,487
Property tax expense	15,918	14,508	31,835	30,434
Utilities expense	5,243	4,808	10,968	10,230
Repairs & maintenance expense	4,707	4,227	9,711	8,524
Marketing expense	6,862	4,918	12,390	9,717
Insurance expense	2,505	2,828	5,194	5,579
Other property operating expenses	7,186	7,947	14,513	15,924
Total property operating expenses	55,627	52,201	110,731	106,895
Net operating income	$120,985	$128,725	$242,100	$261,105

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
The following table is a reconciliation of our reportable segment revenue to total revenue for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reportable segment revenue
Rental revenue	$169,838	$174,369	$339,313	$354,751
Other property-related revenue	6,774	6,557	13,518	13,249
Total reportable segment revenue	176,612	180,926	352,831	368,000

Management fees and other revenue	12,230	9,522	24,365	18,596
Total Revenue	$188,842	$190,448	$377,196	$386,596

The following table is a reconciliation of our reported income before income taxes to our net operating income for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income before income taxes	$31,078	$32,821	$51,717	$128,795
All Other
Management fees and other revenue	(12,230)	(9,522)	(24,365)	(18,596)
General and administrative expenses	12,804	16,189	25,949	31,863
Depreciation and amortization	47,612	46,710	95,728	94,041
Other	4,500	3,375	8,976	6,867
Interest expense	41,269	37,228	81,744	75,345
Equity in losses of unconsolidated real estate ventures	3,945	4,449	9,684	6,079
Acquisition and integration costs	2,040	480	4,485	987
Non-operating income	(462)	(337)	(822)	(435)
Gain on sale of self storage properties	(9,571)	(2,668)	(10,996)	(63,841)
Net operating income	$120,985	$128,725	$242,100	$261,105

14. SUBSEQUENT EVENTS
2023 Joint Venture Acquisition
On July 22, 2025, the 2023 Joint Venture acquired one property located in Tennessee for approximately $21.8 million. The 2023 Joint Venture financed the acquisition with capital contributions from the 2023 JV Members, of which the Company contributed approximately $5.4 million.
Disposition of Self Storage Properties
On July 22, 2025, the Company sold two self storage properties which were classified as held for sale as of June 30, 2025, to an unaffiliated third party for net proceeds of approximately $6.0 million.

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
Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of our consolidated properties and our unconsolidated real estate ventures. As of June 30, 2025, our property management platform managed and controlled the majority of our 807 consolidated properties and all 260 of our unconsolidated real estate venture properties. The properties are primarily managed by us under the brands of iStorage, Move It, Moove In, Northwest, RightSpace, SecurCare and Southern.
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
As of June 30, 2025, we owned a geographically diversified portfolio of 807 self storage properties located in 33 states and Puerto Rico, comprising approximately 51.6 million rentable square feet, configured in approximately 406,000 storage units.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. In addition, we consider the 75% third-party interest in the Company's unconsolidated real estate ventures, which currently own 260 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $2.0 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth.
2024 Joint Venture
As of June 30, 2025, the 2024 Joint Venture, in which we have a 25% ownership interest, owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
2023 Joint Venture
As of June 30, 2025, the 2023 Joint Venture, in which we have a 25% ownership interest, owned and operated 19 self storage properties containing approximately 1.3 million rentable square feet, configured in approximately 8,000 storage units and located across three states.
2018 Joint Venture
As of June 30, 2025, the 2018 Joint Venture, in which we have a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of June 30, 2025, the 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated 81 self storage properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition and disposition activity and the internalization of our PRO structure. We acquired four self storage properties and disposed of ten self storage properties during the six months ended June 30, 2025. During the year ended December 31, 2024, we contributed 56 self storage properties to the 2024 Joint Venture, sold an additional 40 self storage properties and acquired seven self storage properties. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.

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
Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change

Rental revenue	$169,838	$174,369	$(4,531)
Other property-related revenue	6,774	6,557	217
Management fees and other revenue	12,230	9,522	2,708
Total revenue	188,842	190,448	(1,606)
Property operating expenses	55,627	52,201	3,426
General and administrative expenses	12,804	16,189	(3,385)
Depreciation and amortization	47,612	46,710	902
Other	4,500	3,375	1,125
Total operating expenses	120,543	118,475	2,068
Other (expense) income
Interest expense	(41,269)	(37,228)	(4,041)
Equity in (losses) of unconsolidated real estate ventures	(3,945)	(4,449)	504
Acquisition and integration costs	(2,040)	(480)	(1,560)
Non-operating income	462	337	125
Gain on sale of self storage properties	9,571	2,668	6,903
Other expense, net	(37,221)	(39,152)	1,931
Income before income taxes	31,078	32,821	(1,743)
Income tax expense	(120)	(541)	421
Net income	30,958	32,280	(1,322)
Net income attributable to noncontrolling interests	(11,487)	(15,218)	3,731
Net income attributable to National Storage Affiliates Trust	19,471	17,062	2,409
Distributions to preferred shareholders	(5,114)	(5,110)	(4)
Net income attributable to common shareholders	$14,357	$11,952	$2,405
Total Revenue
Our total revenue, including management fees and other revenue, decreased by $1.6 million, or 0.8%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This decrease in total revenue was attributable to a decrease in total portfolio average occupancy from 86.1% for the three months ended June 30, 2024 to 83.6% for the three months ended June 30, 2025 and to the sale of 11 self storage properties to unaffiliated third parties between April 1, 2024 and June 30, 2025. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue decreased by $4.5 million, or 2.6%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease in rental revenue was attributable to a decrease in total portfolio average occupancy from 86.1% for the three months ended June 30, 2024, to 83.6% for the three months ended June 30, 2025 and to the sale of 11 self storage properties to unaffiliated third parties between April 1, 2024 and June 30, 2025. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") decreased from $15.59, for the three months ended June 30, 2024 to $15.56, or 0.2%, for the three months ended June 30, 2025.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $0.2 million, or 3.3%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $2.7 million, or 28.4%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily attributable to increased property management fees resulting from the 2023 Joint Venture and the 2024 Joint Venture and an increase in tenant insurance activity upon our acquisition of certain rights related to certain former PROs’ tenant insurance-related programs during the year ended December 31, 2024.
Property Operating Expenses
Property operating expenses increased by $3.4 million, or 6.6%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in property operating expenses was primarily attributable to increases in marketing, repairs and maintenance, and property tax expense, partially offset by decreases in property operating expenses resulting from the sale of 11 self storage properties to unaffiliated third parties between April 1, 2024 and June 30, 2025.
General and Administrative Expenses
General and administrative expenses decreased by $3.4 million, or 20.9%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This result was primarily attributable to a decrease in management fees following the internalization of the PRO structure from $5.1 million for the three months ended June 30, 2024 to $1.4 million for the three months ended June 30, 2025.
Depreciation and Amortization
Depreciation and amortization increased $0.9 million, or 1.9%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily attributable to the incremental depreciation expense related to the 11 self storage properties acquired between April 1, 2024 and June 30, 2025.
Other
Other expenses increased $1.1 million, or 33.3%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs, due to an increase in related activity upon our acquisition of certain rights related to certain former PROs' tenant insurance-related programs during the year ended December 31, 2024.
Interest Expense
Interest expense increased $4.0 million, or 10.9%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in interest expense was primarily attributable to interest rate swaps that matured in August 2024 and February 2025. The maturity of these swaps, which effectively fixed SOFR at a lower rate than the prevailing market rate, resulted in an increase in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $222.0 million, as of June 30, 2024, to $403.9 million as of June 30, 2025.

Equity In Losses Of Unconsolidated Real Estate Ventures
Equity in losses of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2024 Joint Venture, the 2023 Joint Venture, the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended June 30, 2025, we recorded $3.9 million of equity in losses from our unconsolidated real estate ventures compared to $4.4 million of losses for the three months ended June 30, 2024. The decrease was primarily attributable to a decrease in the non-cash impact of applying the HLBV method to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of June 30, 2025.
Acquisition and Integration Costs
Acquisition and integration costs increased $1.6 million for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. This increase was primarily attributable to costs related to the internalization of the PRO structure.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties was $9.6 million, for the three months ended June 30, 2025, compared to $2.7 million for the three months ended June 30, 2024. The gain on sale of self storage properties was primarily attributable to the sale of eight self storage properties to third parties during the three months ended June 30, 2025, for net proceeds of $57.4 million.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $11.5 million for the three months ended June 30, 2025, compared to $15.2 million for the three months ended June 30, 2024.
Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Change

Rental revenue	$339,313	$354,751	$(15,438)
Other property-related revenue	13,518	13,249	269
Management fees and other revenue	24,365	18,596	5,769
Total revenue	377,196	386,596	(9,400)
Property operating expenses	110,731	106,895	3,836
General and administrative expenses	25,949	31,863	(5,914)
Depreciation and amortization	95,728	94,041	1,687
Other	8,976	6,867	2,109
Total operating expenses	241,384	239,666	1,718
Other (expense) income
Interest expense	(81,744)	(75,345)	(6,399)
Equity in (losses) of unconsolidated real estate ventures	(9,684)	(6,079)	(3,605)
Acquisition and integration costs	(4,485)	(987)	(3,498)
Non-operating income	822	435	387
Gain on sale of self storage properties	10,996	63,841	(52,845)
Other expense, net	(84,095)	(18,135)	(65,960)
Income before income taxes	51,717	128,795	(77,078)
Income tax expense	(1,240)	(1,427)	187
Net income	50,477	127,368	(76,891)
Net income attributable to noncontrolling interests	(18,012)	(51,279)	33,267
Net income attributable to National Storage Affiliates Trust	32,465	76,089	(43,624)
Distributions to preferred shareholders	(10,228)	(10,220)	(8)
Net income attributable to common shareholders	$22,237	$65,869	$(43,632)
Total Revenue
Our total revenue, including management fees and other revenue, decreased by $9.4 million, or 2.4%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This decrease was primarily attributable to the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 50 self storage properties to unaffiliated third parties between January 1, 2024 and June 30, 2025. The decrease in total revenue was also attributable to a decrease in total portfolio average occupancy from 85.8% for the six months ended June 30, 2024 to 83.6% for the six months ended June 30, 2025. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue decreased by $15.4 million, or 4.4%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease in rental revenue was primarily attributable to the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 50 self storage properties to unaffiliated third parties between January 1, 2024 and June 30, 2025. Average annualized rental revenue per occupied square foot decreased from $15.65, for the six months ended June 30, 2024 to $15.56, or 0.6%, for the six months ended June 30, 2025, driven primarily by decreased contractual lease rates for in-place tenants.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue increased by $0.3 million, or 2.0%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $5.8 million, or 31.0%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily attributable to increased property management fees resulting from the 2023 Joint Venture and the 2024 Joint Venture and an increase in tenant insurance activity upon our acquisition of certain rights related to certain former PROs’ tenant insurance-related programs during the year ended December 31, 2024.
Property Operating Expenses
Property operating expenses increased by $3.8 million, or 3.6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in property operating expenses was primarily attributable to increases in marketing, repairs and maintenance, and property tax expense, partially offset by decreases in property operating expenses resulting from the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 50 self storage properties to unaffiliated third parties between January 1, 2024 and June 30, 2025.
General and Administrative Expenses
General and administrative expenses decreased by $5.9 million, or 18.6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This result was primarily attributable to a decrease in management fees following the internalization of the PRO structure from $10.1 million for the six months ended June 30, 2024 to $2.8 million for the six months ended June 30, 2025.
Depreciation and Amortization
Depreciation and amortization increased $1.7 million, or 1.8%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily attributable to the incremental depreciation expense related to the 11 self storage properties acquired between January 1, 2024 and June 30, 2025.
Other
Other expenses increased $2.1 million, or 30.7%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs, due to an increase in related activity upon our acquisition of certain rights related to certain former PROs’ tenant insurance-related programs during the year ended December 31, 2024.
Interest Expense
Interest expense increased $6.4 million, or 8.5%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The increase in interest expense was primarily attributable to interest rate swaps that matured in August 2024 and February 2025. The maturity of these swaps, which effectively fixed SOFR at a lower rate than the prevailing market rate, resulted in an increase in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $222.0 million, as of June 30, 2024, to $403.9 million as of June 30, 2025.
Equity In Losses Of Unconsolidated Real Estate Ventures
Equity in losses of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2024 Joint Venture, the 2023 Joint Venture, the 2018 Joint Venture and the 2016 Joint Venture. During the six months ended June 30, 2025, we recorded $9.7 million of equity in losses from our unconsolidated real estate ventures compared to $6.1 million of losses for the six months ended June 30, 2024. The increase was primarily attributable to an increase in the non-cash impact of applying the HLBV method to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of June 30, 2025.

Acquisition and Integration Costs
Acquisition and integration costs increased $3.5 million for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This increase was primarily attributable to costs related to the internalization of the PRO structure.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties was $11.0 million, for the six months ended June 30, 2025, compared to $63.8 million for the six months ended June 30, 2024. The gain on sale of self storage properties was primarily attributable to the sale of ten self storage properties to third parties during the six months ended June 30, 2025, for net proceeds of $67.1 million.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $18.0 million for the six months ended June 30, 2025, compared to $51.3 million for the six months ended June 30, 2024. The decrease was primarily attributable to the decrease in net income driven by larger gains on the sale of self storage properties recognized in the six months ended June 30, 2024.
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

The following table presents a reconciliation of net income to FFO and Core FFO for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except per share and unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$30,958	$32,280	$50,477	$127,368
Add (subtract):
Real estate depreciation and amortization	47,137	46,339	94,798	93,302
Equity in losses of unconsolidated real estate ventures	3,945	4,449	9,684	6,079
Company's share of FFO in unconsolidated real estate ventures	5,440	6,177	10,492	11,862
Gain on sale of self storage properties	(9,571)	(2,668)	(10,996)	(63,841)
Distributions to preferred shareholders and unitholders	(5,568)	(5,568)	(11,136)	(11,136)
FFO attributable to subordinated performance units(1)	—	(10,891)	—	(21,622)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	72,341	70,118	143,319	142,012
Add:
Acquisition costs	457	480	860	987
Integration and executive severance costs(2)	1,583	626	3,625	626
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$74,381	$71,224	$147,804	$143,625

Weighted average shares and units outstanding - FFO and Core FFO:(3)
Weighted average shares outstanding - basic	76,474	75,160	76,423	77,698
Weighted average restricted common shares outstanding	26	21	24	22
Weighted average OP units outstanding	52,115	37,644	52,131	37,638
Weighted average DownREIT OP unit outstanding	5,769	2,120	5,769	2,120
Weighted average LTIP units outstanding	888	673	906	683
Total weighted average shares and units outstanding - FFO and Core FFO	135,272	115,618	135,253	118,161

FFO per share and unit	$0.54	$0.61	$1.06	$1.20
Core FFO per share and unit	$0.55	$0.62	$1.09	$1.22

(1)	Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2)	Executive severance costs relate to the three months ended June 30, 2024 and are recorded within the line items "General and administrative expenses" and "Non-operating income" in our consolidated statements of operations. Integration costs relate to expenses incurred as a part of the internalization of the PRO structure.
(3)	We combine OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in our operating partnership are redeemable for cash or, at our option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at our option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). All subordinated performance units and DownREIT subordinated performance units were converted into OP units on July 1, 2024, in connection with the internalization of the PRO structure. See Note 1 to the following table for additional discussion of subordinated performance units, DownREIT subordinated performance units, and LTIP units in the calculation of FFO and Core FFO per share and unit.

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Earnings per share - diluted	$0.19	$0.16	$0.29	$0.85
Impact of the difference in weighted average number of shares(1)	(0.08)	(0.06)	(0.12)	(0.29)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.08	0.13	0.12	0.42
Add real estate depreciation and amortization	0.35	0.40	0.70	0.79
Add equity in losses of unconsolidated real estate ventures	0.03	0.04	0.07	0.05
Add Company's share of FFO in unconsolidated real estate ventures	0.04	0.05	0.08	0.10
Subtract gain on sale of self storage properties	(0.07)	(0.02)	(0.08)	(0.54)
FFO attributable to subordinated performance unitholders	—	(0.09)	—	(0.18)
FFO per share and unit	0.54	0.61	1.06	1.20
Add acquisition costs	—	—	—	0.01
Add integration and executive severance costs	0.01	0.01	0.03	0.01
Core FFO per share and unit	$0.55	$0.62	$1.09	$1.22

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
Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024
As of June 30, 2025, our same store portfolio consisted of 771 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Rental revenue
Same store portfolio	$162,570	$167,825	$(5,255)
Non-same store portfolio	7,268	6,544	724
Total rental revenue	169,838	174,369	(4,531)
Other property-related revenue
Same store portfolio	6,405	6,359	46
Non-same store portfolio	369	198	171
Total other property-related revenue	6,774	6,557	217
Property operating expenses
Same store portfolio	52,720	50,407	2,313
Non-same store portfolio	2,907	2,307	600
Prior period comparability adjustment(1)	—	(513)	513
Total property operating expenses	55,627	52,201	3,426
Net operating income
Same store portfolio	116,255	123,777	(7,522)
Non-same store portfolio	4,730	4,948	(218)
Total net operating income	$120,985	$128,725	$(7,740)

(1)	Certain payroll and related costs associated with the former PRO portfolios were not reflected as property-level expenses in 2024 under the management of the former PROs. Such costs are reflected in property operating expenses in 2025 under our management. For purposes of comparable same store reporting, we have included the specific 2024 expense amounts for the same store portfolio in the relevant periods. This line item is presented in order to reconcile total property operating expenses to previously reported figures.
Rental Revenue
Same store portfolio rental revenues decreased $5.3 million, or 3.1%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. This decrease in same store portfolio rental revenue was driven primarily by a decrease in average occupancy from 86.6% for the three months ended June 30, 2024 to 84.2% for the three months ended June 30, 2025. Average annualized same store rental revenue per occupied square foot decreased from $15.72 to $15.68, or 0.3%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Other Property-Related Revenue
Same store portfolio other property-related revenue was relatively consistent for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.
Property Operating Expenses
Same store portfolio property operating expenses increased $2.3 million, or 4.6%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase in same store property operating expenses was a result of increases in marketing, repairs and maintenance and property tax expense, partially offset by decreases in personnel costs during the three months ended June 30, 2025.
Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024
The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Rental revenue
Same store portfolio	$324,794	$335,445	$(10,651)
Non-same store portfolio	14,519	19,306	(4,787)
Total rental revenue	339,313	354,751	(15,438)
Other property-related revenue
Same store portfolio	12,838	12,526	312
Non-same store portfolio	680	723	(43)
Total other property-related revenue	13,518	13,249	269
Property operating expenses
Same store portfolio	104,965	100,810	4,155
Non-same store portfolio	5,766	7,106	(1,340)
Prior period comparability adjustment(1)	—	(1,021)	1,021
Total property operating expenses	110,731	106,895	3,836
Net operating income
Same store portfolio	232,667	247,161	(14,494)
Non-same store portfolio	9,433	13,944	(4,511)
Total net operating income	$242,100	$261,105	$(19,005)

(1)	Certain payroll and related costs associated with the former PRO portfolios were not reflected as property-level expenses in 2024 under the management of the former PROs. Such costs are reflected in property operating expenses in 2025 under our management. For purposes of comparable same store reporting, we have included the specific 2024 expense amounts for the same store portfolio in the relevant periods. This line item is presented in order to reconcile total property operating expenses to previously reported figures.
Rental Revenue
Same store portfolio rental revenues decreased $10.7 million, or 3.2%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. This decrease in same store portfolio rental revenue was driven primarily by a decrease in average occupancy from 86.2% for the six months ended June 30, 2024 to 84.1% for the six months ended June 30, 2025. Average annualized same store rental revenue per occupied square foot decreased from $15.79 to $15.68, or 0.7%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, driven primarily by decreased lease rates for new tenants.
Other Property-Related Revenue
Same store portfolio other property-related revenue increased $0.3 million, or 2.5%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Property Operating Expenses
Same store portfolio property operating expenses increased $4.2 million, or 4.1%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase in same store property operating expenses was a result of increases in marketing, repairs and maintenance and property tax expense, partially offset by decreases in personnel costs during the six months ended June 30, 2025.
The following table presents a reconciliation of net income to NOI for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$30,958	$32,280	$50,477	$127,368
(Subtract) Add:
Management fees and other revenue	(12,230)	(9,522)	(24,365)	(18,596)
General and administrative expenses	12,804	16,189	25,949	31,863
Depreciation and amortization	47,612	46,710	95,728	94,041
Other	4,500	3,375	8,976	6,867
Interest expense	41,269	37,228	81,744	75,345
Equity in losses of unconsolidated real estate ventures	3,945	4,449	9,684	6,079
Acquisition and integration costs	2,040	480	4,485	987
Non-operating income	(462)	(337)	(822)	(435)
Gain on sale of self storage properties	(9,571)	(2,668)	(10,996)	(63,841)
Income tax expense	120	541	1,240	1,427
Net Operating Income	$120,985	$128,725	$242,100	$261,105
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$30,958	$32,280	$50,477	$127,368
Add (subtract):
Depreciation and amortization	47,612	46,710	95,728	94,041
Company's share of unconsolidated real estate venture depreciation and amortization	5,217	5,141	10,628	9,693
Interest expense	41,269	37,228	81,744	75,345
Income tax expense	120	541	1,240	1,427
EBITDA	125,176	121,900	239,817	307,874
Add (subtract):
Acquisition costs	457	480	860	987
Effect of hypothetical liquidation at book value (HLBV) accounting for unconsolidated 2024 Joint Venture(1)	4,167	5,485	9,548	8,249
Gain on sale of self storage properties	(9,571)	(2,668)	(10,996)	(63,841)
Integration and executive severance costs, excluding equity-based compensation(2)	458	223	1,388	223
Equity-based compensation expense(3)	3,138	2,331	6,217	4,186
Adjusted EBITDA	$123,825	$127,751	$246,834	$257,678

(1)
Reflects the non-cash impact of applying HLBV to the 2024 Joint Venture, which allocates GAAP income (loss) on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(2)	Executive severance costs relate to the three months ended June 30, 2024 and are recorded within the line items "General and administrative expenses" and "Non-operating income" in our consolidated statements of operations. Integration costs relate to expenses incurred as a part of the internalization of the PRO structure.
(3)	Equity-based compensation expense is a non-cash item recorded within general and administrative expenses and acquisition and integration costs in our consolidated statements of operations. For the three and six months ended June 30, 2025, $1.1 million and $2.2 million, respectively, relates to the internalization of the PRO structure and is included in acquisition and integration costs.

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
Cash Flows
At June 30, 2025, we had $26.1 million in cash and cash equivalents and $1.8 million of restricted cash, a decrease in cash and cash equivalents of $24.3 million and an increase in restricted cash of $1.5 million from December 31, 2024. Restricted cash primarily consists of escrowed funds deposited with financial institutions resulting from property sales for which we elected to purchase replacement property in accordance with Section 1031 of the Code, and for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $165.5 million for the six months ended June 30, 2025 compared to $177.2 million the six months ended June 30, 2024. Our operating cash flow decreased primarily due to a decrease in rental revenue primarily driven by the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 50 self storage properties to unaffiliated third parties between January 1, 2024 and June 30, 2025.
Investing Activities
Cash provided by investing activities was $25.5 million for the six months ended June 30, 2025 compared to $544.7 million of cash provided by investing activities for the six months ended June 30, 2024. The primary source of cash for the six months ended June 30, 2025 was the $66.1 million of proceeds from the sale of ten self storage properties to third parties, partially offset by our acquisition of four self storage properties and two properties that are considered annexes to existing properties and expenditures for corporate furniture and equipment.
Capital expenditures totaled $11.8 million and $9.1 million during the six months ended June 30, 2025 and 2024, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, are presented below (dollars in thousands):

	Six Months Ended June 30,
	2025	2024
Recurring capital expenditures	$8,701	$5,796
Value enhancing capital expenditures	1,927	2,172
Acquisitions capital expenditures	1,042	1,549
Total capital expenditures	11,670	9,517
Change in accrued capital spending	178	(433)
Capital expenditures per statement of cash flows	$11,848	$9,084

Financing Activities
Cash used in our financing activities was $213.9 million for the six months ended June 30, 2025 compared to $742.5 million of cash used in financing activities for the six months ended June 30, 2024. Our primary uses of financing cash flows for the six months ended June 30, 2025 were for principal payments on existing debt of $359.5 million (which included $358.4 million of principal repayments under the Revolver and $1.1 million of scheduled fixed rate mortgage principal amortization payments), distributions to common shareholders of $87.2 million, distributions to noncontrolling interests of $67.4 million and distributions to preferred shareholders of $10.2 million. Our sources of financing cash flows for the six months ended June 30, 2025 primarily consisted of $314.0 million of borrowings under our Revolver.
Credit Facility and Term Loan Facilities
As of June 30, 2025, our credit facility provided for total borrowings of $1.355 billion, consisting of the following components: (i) a Revolver which provides for a total borrowing commitment up to $950.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $275.0 million Term Loan D and (iii) a $130.0 million Term Loan E. The Revolver is set to mature in January 2027; provided that we may elect up to two times to extend the maturity by six months each up to January 2028 by paying an extension fee for each such election of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of June 30, 2025, we had an expansion option under the credit facility, which, if exercised in full, would provide for a total borrowing capacity of $1.900 billion.
As of June 30, 2025, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 4.11% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 5.04%. As of June 30, 2025, we would have had the capacity to borrow remaining Revolver commitments of $544.1 million while remaining in compliance with the credit facility's financial covenants.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility in an aggregate amount of $75.0 million. As of June 30, 2025 the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.17%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of June 30, 2025 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 3.77%.

We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of June 30, 2025, the June 2029 Term Loan Facility had an effective interest rate of 5.07%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
During the three months ended June 30, 2025, we executed amendments to the agreements with the respective lenders for each of our 2028 Term Loan Facility, April 2029 Term Loan Facility and June 2029 Term Loan Facility, aligning the margin component of the respective interest rates with the applicable margin for our Term Loan D and Term Loan E as defined under the credit facility. As a result, the interest rates on each of the 2028 Term Loan Facility, the April 2029 Term Loan Facility and the June 2029 Term Loan Facility decreased during the second quarter.
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
Equity Transactions
Issuance of Common Shares
During the six months ended June 30, 2025, after receiving notices of redemption from certain OP unitholders, we elected to issue 202,167 common shares to such holders in exchange for 202,167 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance and Redemption of OP Equity
During the six months ended June 30, 2025, we issued 144,238 OP units upon the conversion of an equivalent number of LTIP units, redeemed 3,664 OP units for cash, and redeemed 2,387 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
Dividends and Distributions
During the six months ended June 30, 2025, the Company paid $87.2 million of distributions to common shareholders, $10.2 million of distributions to preferred shareholders and distributed $67.4 million to noncontrolling interests.
On May 15, 2025, our board of trustees declared a cash dividend and distribution, respectively, of $0.57 per common share and OP unit to shareholders and OP unitholders of record as of June 13, 2025. On May 15, 2025, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of June 13, 2025.
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of June 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of June 30, 2025, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
Supplemental U.S. Federal Income Tax Considerations
The following discussion supplements and updates the disclosures under the heading "U.S. Federal Income Tax Considerations" in the prospectus dated March 7, 2024, contained in our Registration Statement on Form S-3 (File No. 333-277750) filed with the SEC on March 7, 2024 (the "Existing Tax Disclosure"). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Existing Tax Disclosure.
On July 4, 2025, H.R. 1, informally known as the One Big Beautiful Bill Act (the "OBBB"), was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular:
•For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries.

•The OBBB permanently extended the pass-through qualified business income deduction, generally allowing individuals to deduct 20% of the aggregate amount of ordinary REIT dividends distributed by a REIT. This deduction was due to expire for tax years beginning on or after January 1, 2026.
•The OBBB permanently extended the maximum U.S. federal income tax rate of 37%, which applies to ordinary income recognized by individuals and other non-corporate U.S. stockholders, for tax years beginning on or after January 1, 2026.
To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first six paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Quarterly Report on Form 10-Q.
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
As of June 30, 2025, we had $403.9 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $4.0 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 30, 2025, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 108,506 common shares to satisfy redemption requests from certain limited partners.
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
As of August 1, 2025, other than those OP units held by the Company, after reflecting the transactions described herein, 58,439,772 OP units were outstanding (including 850,663 outstanding LTIP units in the operating partnership and 5,769,214 outstanding DownREIT OP units, which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares, under which $256,892 of common shares remain available for repurchase. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares, under which no common shares remain available for repurchase. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares. During the three months ended June 30, 2025, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares issued to them. The table below summarizes all of our repurchases of common shares during the three months ended June 30, 2025:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1 - April 30, 2025	—	$—	—	$350,256,892
May 1 - May 31, 2025	—	—	—	350,256,892
June 1 - June 30, 2025(1)	523	34.12	—	350,256,892
Total/Weighted Average	523	$34.12	—	$350,256,892

(1)
The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share is based on the closing price of our common shares on June 10, 2025, which is the date of withholding.

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

Date: August 5, 2025