Form 10-Q
period 2025-09-30
National Storage Affiliates Trust
filed 2025-11-04
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Yes ☐  No ☒
As of October 31, 2025, 76,960,767 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Real estate
Self storage properties	$5,841,786	$5,864,134
Less accumulated depreciation	(1,175,690)	(1,051,638)
Self storage properties, net	4,666,096	4,812,496
Cash and cash equivalents	26,295	50,408
Restricted cash	1,571	345
Debt issuance costs, net	3,533	5,632
Investment in unconsolidated real estate ventures	235,385	246,193
Other assets, net	189,055	218,482
Operating lease right-of-use assets	20,367	20,906
Total assets	$5,142,302	$5,354,462
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,403,399	$3,449,087
Accounts payable and accrued liabilities	109,632	98,657
Interest rate swap liabilities	4,481	471
Operating lease liabilities	22,394	22,888
Deferred revenue	20,355	20,012
Total liabilities	3,560,261	3,591,115
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 14,704,845 and 14,695,458 issued (in series) and outstanding at September 30, 2025 and December 31, 2024, respectively, at liquidation preference	341,130	340,895
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 76,940,983 and 76,344,661 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	769	763
Additional paid-in capital	1,252,488	1,249,426
Distributions in excess of earnings	(626,122)	(530,652)
Accumulated other comprehensive income	4,860	15,548
Total shareholders' equity	973,125	1,075,980
Noncontrolling interests	608,916	687,367
Total equity	1,582,041	1,763,347
Total liabilities and equity	$5,142,302	$5,354,462
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Rental revenue	$169,907	$174,467	$509,220	$529,218
Other property-related revenue	6,459	7,405	19,977	20,654
Management fees and other revenue	12,336	11,749	36,701	30,345
Total revenue	188,702	193,621	565,898	580,217
OPERATING EXPENSES
Property operating expenses	55,347	52,712	166,078	159,607
General and administrative expenses	11,460	13,114	37,409	44,977
Depreciation and amortization	46,885	47,661	142,613	141,702
Other	4,101	3,643	13,077	10,510
Total operating expenses	117,793	117,130	359,177	356,796
OTHER (EXPENSE) INCOME
Interest expense	(40,549)	(39,575)	(122,293)	(114,920)
Loss on early extinguishment of debt	—	(323)	—	(323)
Equity in earnings (losses) of unconsolidated real estate ventures	463	(4,712)	(9,221)	(10,791)
Acquisition and integration costs	(1,439)	(1,164)	(5,924)	(2,151)
Non-operating income (expense)	503	(83)	1,325	352
Gain on sale of self storage properties	—	—	10,996	63,841
Other expense, net	(41,022)	(45,857)	(125,117)	(63,992)
Income before income taxes	29,887	30,634	81,604	159,429
Income tax expense	(871)	(863)	(2,111)	(2,290)
Net income	29,016	29,771	79,493	157,139
Net income attributable to noncontrolling interests	(10,589)	(11,070)	(28,601)	(62,349)
Net income attributable to National Storage Affiliates Trust	18,427	18,701	50,892	94,790
Distributions to preferred shareholders	(5,117)	(5,112)	(15,345)	(15,332)
Net income attributable to common shareholders	$13,310	$13,589	$35,547	$79,458

Earnings per share - basic and diluted	$0.17	$0.18	$0.46	$1.03

Weighted average shares outstanding - basic and diluted	76,746	75,760	76,532	77,047

Dividends declared per common share	$0.57	$0.56	$1.71	$1.68

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$29,016	$29,771	$79,493	$157,139
Other comprehensive (loss) income
Unrealized gain (loss) on derivative contracts	674	(21,234)	(10,345)	5,760
Reclassification of other comprehensive income to interest expense	(2,724)	(7,813)	(8,625)	(26,449)
Other comprehensive (loss) income	(2,050)	(29,047)	(18,970)	(20,689)
Comprehensive income	26,966	724	60,523	136,450
Comprehensive (income) loss attributable to noncontrolling interests	(9,703)	1,668	(20,356)	(52,372)
Comprehensive income attributable to National Storage Affiliates Trust	$17,263	$2,392	$40,167	$84,078

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Other comprehensive loss	—	—	—	—	—	—	(1,782)	(959)	(2,741)
Net income	—	—	—	—	—	17,062	—	15,218	32,280
Balances, June 30, 2024	14,685,716	$340,651	75,169,162	$752	$1,293,694	$(469,768)	$25,881	$625,855	$1,817,065
Issuance of preferred shares upon redemption of preferred units	6,665	167	—	—	10	—	—	(177)	—
OP equity issued in connection with internalization of PRO structure	—	—	—	—	—	—	—	62,311	62,311
Redemptions of OP units	—	—	1,048,202	10	12,403	—	199	(12,612)	—
Effect of changes in ownership for consolidated entities	—	—	—	—	(56,012)	—	(3,732)	59,744	—
Equity-based compensation expense	—	—	—	—	98	—	—	1,813	1,911
Vesting and forfeitures of restricted common shares, net	—	—	(684)	—	—	—	—	—	—
Equity offering costs	—	—	—	—	(79)	—	—	—	(79)
Preferred share dividends	—	—	—	—	—	(5,112)	—	—	(5,112)
Common share dividends	—	—	—	—	—	(42,608)	—	—	(42,608)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,324)	(33,324)
Other comprehensive loss	—	—	—	—	—	—	(16,309)	(12,738)	(29,047)
Net income	—	—	—	—	—	18,701	—	11,070	29,771
Balances, September 30, 2024	14,692,381	$340,818	76,216,680	$762	$1,250,114	$(498,787)	$6,039	$701,942	$1,800,888

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Common share dividends	—	—	—	—	—	(43,638)	—	—	(43,638)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,812)	(33,812)
Other comprehensive loss	—	—	—	—	—	—	(3,330)	(2,559)	(5,889)
Net income	—	—	—	—	—	19,471	—	11,487	30,958
Balances, June 30, 2025	14,697,845	$340,955	76,558,740	$765	$1,249,996	$(595,627)	$5,993	$635,600	$1,637,682
Issuance of preferred shares upon redemption of preferred units	7,000	175	—	—	(56)	—	—	(119)	—
Redemptions of OP units	—	—	383,901	4	3,956	—	31	(7,128)	(3,137)
Effect of changes in ownership for consolidated entities	—	—	—	—	(1,417)	—	—	1,417	—
Equity-based compensation expense	—	—	—	—	82	—	—	3,030	3,112
Issuance of restricted common shares	—	—	1,397	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,055)	—	—	—	—	—	—
Equity offering costs	—	—	—	—	(73)	—	—	—	(73)
Preferred share dividends	—	—	—	—	—	(5,117)	—	—	(5,117)
Common share dividends	—	—	—	—	—	(43,805)	—	—	(43,805)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33,587)	(33,587)
Other comprehensive loss	—	—	—	—	—	—	(1,164)	(886)	(2,050)
Net income	—	—	—	—	—	18,427	—	10,589	29,016
Balances, September 30, 2025	14,704,845	$341,130	76,940,983	$769	$1,252,488	$(626,122)	$4,860	$608,916	$1,582,041
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$79,493	$157,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142,613	141,702
Amortization of debt issuance costs	4,706	5,013
Amortization of debt premium	(351)	(491)
Gain on sale of self storage properties	(10,996)	(63,841)
Other	—	323
Equity-based compensation expense	9,329	6,097
Equity in losses of unconsolidated real estate ventures	9,221	10,791
Distributions from unconsolidated real estate ventures	14,756	17,403
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	7,223	1,716
Accounts payable and accrued liabilities	9,447	13,733
Deferred revenue	249	(6,661)
Net Cash Provided by Operating Activities	265,690	282,924
INVESTING ACTIVITIES
Acquisition of self storage properties	(23,770)	(25,063)
Capital expenditures	(24,028)	(13,005)
Deposits and advances for self storage properties and other acquisitions	(122)	(98)
Expenditures for corporate furniture, equipment and other	(461)	(1,693)
Investment in unconsolidated real estate ventures	(12,849)	(74,215)
Acquisition of intangible assets from our former PROs	—	(32,741)
Other	—	908
Net proceeds from sale of self storage properties	72,064	616,812
Net Cash Provided by Investing Activities	10,834	470,905
FINANCING ACTIVITIES
Borrowings under debt financings	486,800	1,099,000
Redemption of OP units	(3,262)	(9,504)
Repurchase of common shares	—	(275,195)
Principal payments under debt financings	(532,326)	(1,328,683)
Payment of dividends to common shareholders	(131,017)	(128,338)
Payment of dividends to preferred shareholders	(15,345)	(15,332)
Distributions to noncontrolling interests	(100,820)	(100,872)
Debt issuance costs	(2,858)	(3,601)
Equity offering costs	(583)	(572)
Net Cash Used In Financing Activities	(299,411)	(763,097)
Decrease in Cash, Cash Equivalents and Restricted Cash	(22,887)	(9,268)

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	50,753	87,693
End of period	$27,866	$78,425

Supplemental Cash Flow Information
Cash paid for interest	$116,510	$106,345
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions
Other net liabilities assumed	117	174
Internalization of PRO structure:
Issuance of OP Units for acquisition of intangible assets from former PROs	—	62,311
Change in accrued capital spending	(2,577)	(468)

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
The Company owned 807 consolidated self storage properties in 33 states and Puerto Rico with approximately 51.6 million rentable square feet in approximately 406,000 storage units as of September 30, 2025. These properties are managed with local operational focus and expertise.
As of September 30, 2025, the Company also managed through its property management platform an additional portfolio of 262 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 18.2 million rentable square feet, configured in approximately 145,000 storage units and located across 24 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of September 30, 2025, the Company operated and held ownership interests in 1,069 self storage properties located across 37 states and Puerto Rico with approximately 69.8 million rentable square feet in approximately 551,000 storage units.
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

Correction of Immaterial Error
In connection with preparing its financial statements as of and for the year ended December 31, 2024, the Company identified an immaterial error in its presentation of the effect of changes in ownership for consolidated entities, including the effect of such changes resulting from the internalization of the PRO structure and the redemption of OP units, on Additional Paid-in Capital, Accumulated Other Comprehensive Income (Loss) attributable to Common Shares, and Noncontrolling Interests, as presented on its Condensed Consolidated Statements of Changes in Equity and on its Condensed Consolidated Balance Sheets, as of and for the three months ended September 30, 2024, in the financial statements included in the Quarterly Report on Form 10-Q filed with the SEC on October 31, 2024. The Company has corrected the immaterial error in the accompanying Condensed Consolidated Statements of Changes in Equity for the three months ended September 30, 2024. The correction of the immaterial error resulted in a $112.1 million increase to Total Shareholders’ Equity (consisting of an increase in Additional Paid-in Capital of $125.6 million and a decrease in Accumulated Other Comprehensive Income of $13.5 million) and a corresponding $112.1 million decrease to Noncontrolling Interests. This correction had no impact on Total Equity in the Consolidated Statements of Changes in Equity, the Consolidated Statements of Cash Flows or Net Income for any interim or annual periods. Based on the Company's analysis considering Staff Accounting Bulletin ("SAB") No. 99 "Materiality," the Company determined that this error was immaterial to the previously issued consolidated financial statements.
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
As of September 30, 2025, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 partnerships that are considered VIEs, which owned 49 self storage properties. The net book value of the real estate owned by these VIEs was $398.5 million and $407.1 million as of September 30, 2025 and December 31, 2024, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $172.9 million and $172.9 million as of September 30, 2025 and December 31, 2024, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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

The Company has tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended September 30, 2025 and 2024, the Company recognized $5.7 million and $6.3 million, respectively, of tenant insurance and tenant warranty protection plan revenues and during nine months ended September 30, 2025 and 2024, the Company recognized $17.5 million and $17.1 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended September 30, 2025 and 2024, the Company recognized retail sales of $0.4 million and $0.5 million, respectively and during the nine months ended September 30, 2025 and 2024, the Company recognized retail sales of $1.2 million and $1.5 million, respectively.
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
With respect to the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture (each as defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees for the 2016 Joint Venture, the 2018 Joint Venture and the 2023 Joint Venture are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. The property management fees for the 2024 Joint Venture are equal to 4% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate venture. With respect to the 2016 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues. During the three months ended September 30, 2025 and 2024, the Company recognized property management fees, call center fees and platform fees of $4.7 million and $4.7 million, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recognized property management fees, call center fees and platform fees of $14.1 million and $13.5 million, respectively.
The Company also earns acquisition fees for properties acquired by the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended September 30, 2025 and 2024, the Company recognized acquisition fees of $0.2 million and $0.6 million, respectively and during the nine months ended September 30, 2025 and 2024, the Company recognized acquisition fees of $0.3 million and $0.6 million, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended September 30, 2025 and 2024, the Company recognized $7.0 million and $6.1 million, respectively, of revenue related to these activities and during the nine months ended September 30, 2025 and 2024, the Company recognized $21.3 million and $15.6 million, respectively, of revenue related to these activities.
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
Allocation of Net Income (Loss)
Effective July 1, 2024, in connection with the Company's internalization of its PRO structure, all outstanding subordinated performance units of our operating partnership ("subordinated performance units") including all units of the DownREIT partnerships intended to be economically equivalent to the subordinated performance units ("DownREIT subordinated performance units") were converted into OP units and DownREIT OP units, respectively. For periods in which the subordinated performance units were outstanding, the Company allocated GAAP income utilizing the HLBV method, in which income or loss was allocated based on the change in each unitholders' claim on the net assets of its operating partnership at period end after adjusting for any distributions or contributions made during such period. For periods in which the subordinated performance units are not outstanding, the Company allocates GAAP income based on the number of common shares and partnership units (including DownREIT OP units) outstanding.
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

3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
Series A Preferred Shares
The Company's 6.000% cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") rank senior to the Company's common shares with respect to dividend rights and rights upon its liquidation, dissolution or winding up. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares became redeemable by the Company in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The increase in Series A Preferred Shares outstanding from December 31, 2024 to September 30, 2025, was due to the issuance of 9,387 Series A Preferred Shares upon the redemption of an equivalent number of 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units"). As of September 30, 2025 the Company had 9,036,717 Series A Preferred Shares issued and outstanding.
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
During the nine months ended September 30, 2025, the Company did not sell any common shares through the ATM program. As of September 30, 2025, the Company had $400.0 million of capacity remaining under its most recent ATM Program.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares from time to time. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. Under these programs, the Company did not repurchase any common shares during the nine months ended September 30, 2025 and has remaining capacity of approximately $350.3 million.

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
As of September 30, 2025 and December 31, 2024, units reflecting noncontrolling interests consisted of the following:

	September 30, 2025	December 31, 2024
Series A-1 preferred units	1,193,211	1,202,598
OP units	51,630,699	52,173,489
LTIP units	850,663	794,926
DownREIT units
DownREIT OP units	5,769,214	5,769,214
Total	59,443,787	59,940,227
Series A-1 Preferred Units
The Series A-1 preferred units rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A Preferred Shares or the issuance of the Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The decrease in Series A-1 preferred units outstanding from December 31, 2024 to September 30, 2025 was due to the redemption of 9,387 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
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
The decrease in OP units outstanding from December 31, 2024 to September 30, 2025 was due to the redemption of 586,068 OP units for an equal number of common shares and the redemption of 100,960 OP units for cash, partially offset by the conversion of 144,238 LTIP units into an equivalent number of OP units.
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
The increase in LTIP units outstanding from December 31, 2024 to September 30, 2025 was due to the issuance of 199,975 compensatory LTIP units to employees and trustees, net of forfeitures. This increase was partially offset by the conversion of 144,238 LTIP units into an equivalent number of OP units.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	September 30, 2025	December 31, 2024
Land	$1,038,820	$1,047,416
Buildings and improvements	4,790,629	4,804,789
Furniture and equipment	12,337	11,929
Total self storage properties	5,841,786	5,864,134
Less accumulated depreciation	(1,175,690)	(1,051,638)
Self storage properties, net	$4,666,096	$4,812,496
Depreciation expense related to self storage properties amounted to $44.5 million and $45.4 million during the three months ended September 30, 2025 and 2024, respectively, and $134.7 million and $136.2 million during the nine months ended September 30, 2025 and 2024, respectively.
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
As of September 30, 2025, the 2024 Joint Venture owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
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
During the nine months ended September 30, 2025, the 2023 Joint Venture acquired three self storage properties, consisting of approximately 214,000 rentable square feet configured in approximately 1,600 storage units for approximately $50.0 million. The 2023 Joint Venture financed the acquisition with capital contributions from the 2023 JV Members, of which the Company contributed approximately $12.5 million.
As of September 30, 2025, the 2023 Joint Venture owned and operated 21 self storage properties containing approximately 1.4 million rentable square feet, configured in approximately 9,000 storage units and located across five states.
2018 Joint Venture
As of September 30, 2025, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2025, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
ASSETS
Self storage properties	$2,758,743	$2,700,632
Less accumulated depreciation	(505,615)	(445,006)
Self storage properties, net	2,253,128	2,255,626
Other assets	41,552	43,513
Total assets	$2,294,680	$2,299,139
LIABILITIES AND EQUITY
Debt financing	$1,214,036	$1,213,169
Other liabilities	36,922	37,206
Equity	1,043,722	1,048,764
Total liabilities and equity	$2,294,680	$2,299,139

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024
Total revenue	$62,875	$63,293
Property operating expenses	(21,790)	(19,471)
Supervisory, administrative and other expenses	(4,088)	(4,150)
Depreciation and amortization	(20,771)	(21,671)
Interest expense	(13,653)	(13,650)
Non-operating income (expense)	430	(1,037)
Net income	$3,003	$3,314

	Nine Months Ended September 30,
	2025	2024
Total revenue	$186,169	$180,105
Property operating expenses	(65,615)	(56,523)
Supervisory, administrative and other expenses	(12,116)	(11,683)
Depreciation and amortization	(63,284)	(60,441)
Interest expense	(41,033)	(39,405)
Non-operating income (expense)	921	(192)
Net income	$5,042	$11,861

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the nine months ended September 30, 2025, the Company acquired four self storage properties and two annexes to existing properties for approximately $24.9 million. All of these acquisitions were acquired by the Company from third parties. The self storage property acquisitions were accounted for as asset acquisitions and accordingly, $0.2 million of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company allocated the total purchase price of the acquired properties to the assets acquired and liabilities assumed based on their relative fair values. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $0.6 million resulting in a total fair value of $24.3 million allocated to real estate.
The following table summarizes the investments in self storage property acquisitions completed by the Company during the nine months ended September 30, 2025 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment(1)
	Number of Properties	Cash and Acquisition Costs	Value of Equity	Other	Total

March 31, 2025	3	$12,434	$—	$1,060	$13,494
June 30, 2025	1	11,328	—	48	11,376
September 30, 2025	—	—	—	—	—
Total	4	$23,762	$—	$1,108	$24,870
(1)Investment amounts include investments classified as annexes to existing properties.
Dispositions
During the nine months ended September 30, 2025, the Company sold 12 self storage properties to third parties for net proceeds of approximately $73.1 million. The Company recorded a net gain on the dispositions of approximately $11.0 million.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	September 30, 2025	December 31, 2024
Customer in-place leases, net of accumulated amortization of $1,054 and $380, respectively	$461	$1,058
Receivables:
Trade, net	6,716	8,689
Tenant insurance, former PROs and other	8,986	10,169
Receivable from unconsolidated real estate ventures	3,305	8,057
Property acquisition deposits	—	198
Interest rate swaps	7,513	22,596
Prepaid expenses and other	11,450	11,392
Corporate furniture, equipment and other, net	2,551	2,916
Trade names	12,256	12,256
Management contracts, net of accumulated amortization of $11,715 and $9,117, respectively	40,250	42,848
Tenant reinsurance intangible assets, net of accumulated amortization of $9,000 and $6,264, respectively	87,385	90,121
Goodwill	8,182	8,182
Total	$189,055	$218,482
Amortization expense related to customer in-place leases amounted to $0.4 million and $0.4 million for the three months ended September 30, 2025 and 2024, respectively and $1.3 million and $1.8 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense related to management contracts amounted to $0.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively and $3.2 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.9 million and $0.8 million for the three months ended September 30, 2025 and 2024, respectively, and $2.7 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of September 30, 2025 and December 31, 2024 is summarized as follows (dollars in thousands):

	Interest Rate(1)	September 30, 2025	December 31, 2024
Credit Facility:
Revolving line of credit	5.67%	$399,400	$443,300
Term loan D	4.11%	275,000	275,000
Term loan E	5.03%	130,000	130,000
2028 Term loan facility	4.17%	75,000	75,000
April 2029 Term loan facility	3.77%	100,000	100,000
June 2029 Term loan facility	5.07%	285,000	285,000
May 2026 Senior Unsecured Notes	2.16%	35,000	35,000
October 2026 Senior Unsecured Notes	6.46%	65,000	65,000
July 2028 Senior Unsecured Notes	5.75%	120,000	120,000
September 2028 Senior Unsecured Notes	5.40%	75,000	75,000
October 2028 Senior Unsecured Notes	6.55%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
October 2030 Senior Unsecured Notes	6.66%	35,000	35,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
September 2031 Senior Unsecured Notes	5.55%	125,000	125,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
October 2033 Senior Unsecured Notes	6.73%	50,000	50,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2034 Senior Unsecured Notes	5.74%	150,000	150,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.54%	199,167	200,793
Total principal		3,413,567	3,459,093
Unamortized debt issuance costs and debt premium, net		(10,168)	(10,006)
Total debt		$3,403,399	$3,449,087
(1)Represents the effective interest rate as of September 30, 2025. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of September 30, 2025, the Company's unsecured credit facility provided for total borrowings of $1.355 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $950.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $275.0 million tranche D term loan facility (the "Term Loan D") and (iii) a $130.0 million tranche E term loan facility (the "Term Loan E"). As of September 30, 2025, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total borrowing capacity of $1.900 billion.

As of September 30, 2025, the Company had outstanding letters of credit totaling $7.0 million and had the capacity to borrow remaining Revolver commitments of $543.6 million while remaining in compliance with the credit facility's financial covenants. At September 30, 2025, the Company was in compliance with all such covenants.
Future Debt Obligations
Based on existing debt agreements in effect as of September 30, 2025, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (dollars in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2025	$559	$(789)	$(230)
2026	377,322	(2,865)	374,457
2027	616,769	(2,234)	614,535
2028	460,624	(1,939)	458,685
2029	487,789	(844)	486,945
2030	262,964	(376)	262,588
Thereafter	1,207,540	(1,121)	1,206,419
	$3,413,567	$(10,168)	$3,403,399
9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per common share - basic and diluted
Numerator
Net income	$29,016	$29,771	$79,493	$157,139
Net income attributable to noncontrolling interests	(10,589)	(11,070)	(28,601)	(62,349)
Net income attributable to National Storage Affiliates Trust	18,427	18,701	50,892	94,790
Distributions to preferred shareholders	(5,117)	(5,112)	(15,345)	(15,332)
Distributed and undistributed earnings allocated to participating securities	(13)	(9)	(35)	(34)
Net income attributable to common shareholders - basic and diluted	$13,297	$13,580	$35,512	$79,424

Denominator
Weighted average shares outstanding - basic and diluted	76,746	75,760	76,532	77,047

Earnings per share - basic and diluted	$0.17	$0.18	$0.46	$1.03

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three and nine months ended September 30, 2025, 766,017 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
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
For the three months ended September 30, 2025 and 2024, potential common shares totaling 57.7 million and 58.6 million, respectively, related to OP units, DownREIT OP units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share. For the nine months ended September 30, 2025 and 2024, potential common shares totaling 57.9 million and 58.2 million, respectively, related to OP units, DownREIT OP units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
10. RELATED PARTY TRANSACTIONS
Effective July 1, 2024, in connection with the internalization of its PRO structure, the Company purchased the PROs' management contracts. As of September 30, 2025, the majority of operations have transitioned to the Company.
Supervisory and Administrative Fees
In connection with the internalization of the PRO structure, the Company entered into new asset management agreements with certain of its former PROs to continue to provide leasing, operating, supervisory and administrative services for certain self storage properties on a transitionary basis. These new asset management agreements generally provide for fees ranging from 4.5% to 5.5% of gross revenue for such managed self storage properties. Under the new asset management agreements with former PROs, during the three months ended September 30, 2025 and 2024, the Company incurred $1.2 million and $3.4 million, respectively, for supervisory and administrative fees and during the nine months ended September 30, 2025, the Company incurred $4.0 million for supervisory and administrative fees. Supervisory and administrative fees are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. From January 1, 2024 through June 30, 2024, the Company incurred $10.2 million for supervisory and administrative fees to its former PROs pursuant to their prior respective management contracts.

Payroll Services
For the self storage properties that were managed by the Company's former PROs, and pursuant to their respective management contracts and new asset management agreements, the employees responsible for operations were employees of the Company's former PROs who charged the Company for the costs associated with the respective employees. For the three months ended September 30, 2025 and 2024, the Company incurred $1.5 million and $4.9 million, respectively, for payroll and related costs reimbursable to these former PROs and for the nine months ended September 30, 2025, the Company incurred $5.2 million for payroll and related costs reimbursable to these former PROs under the new asset management agreements. Such costs are included in property operating expenses in the accompanying condensed consolidated statements of operations. From January 1, 2024 through June 30, 2024, the Company incurred $13.7 million for payroll and related costs reimbursable to its former PROs under the prior asset management agreements.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of September 30, 2025
Interest Rate Swaps	10	$860,000	$7,513	$4,481

As of December 31, 2024
Interest Rate Swaps	12	$1,085,000	$22,596	$471

The following table presents the effect of our derivative instruments on our condensed consolidated financial statements (dollars in thousands):

Fair value at December 31, 2023	$26,160
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(26,572)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	5,760
Fair value at September 30, 2024	$5,348

Fair value at December 31, 2024	$22,125
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(8,748)
Unrealized and realized losses on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	(10,345)
Fair value at September 30, 2025	$3,032

As of September 30, 2025 and December 31, 2024, the Company had outstanding interest rate swaps with aggregate current notional amounts of $860.0 million and $1,085.0 million, respectively, designated as cash flow hedges. As of September 30, 2025, the Company's swaps had a weighted average remaining term of approximately 2.5 years.
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
The fair value of these swaps are included in other assets and liabilities in the Company's condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at September 30, 2025 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction in interest expense, approximately $3.9 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates remain above the 3.08% weighted average fixed rate under these interest rate swaps, the Company will continue to receive payments due to it from its counterparties to the interest rate swaps.
There were no transfers between levels of the three-tier fair value measurement hierarchy during the nine months ended September 30, 2025 and 2024. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including applicable yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include applicable yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of September 30, 2025 and 2024, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.

Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities reflected in the condensed consolidated balance sheets at September 30, 2025 and 2024, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing, comprising the Revolver, term loans under our credit facility and our term loan facilities, reflected in the condensed consolidated balance sheets at September 30, 2025 and 2024, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk, which is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Liabilities
Private Placement Notes	$1,950,000	$1,950,000	$1,860,845	$1,774,291
Mortgage Notes	199,167	200,793	194,807	190,966
(1) Carrying value represents the principal balance outstanding
13. Segments
The Company manages the business as one reportable segment consisting of owning and managing self storage properties located in the United States. The Company collects rental revenue from customers for space rentals and related fees. Although the Company has several operating segments consisting of self storage properties in different geographic markets, these operating segments have been aggregated into one reportable segment based on the similar economic characteristics among all markets. The Company considers factors such as the physical and economic characteristics of its properties and the related operating activities in determining its operating segments. Operating segments that exhibit similar physical and economic characteristics and other operating similarities have been aggregated. The Company has other operating segments, consisting of activities other than owning and managing self storage properties, that are insignificant based on the guidance set forth in Accounting Standards Codification ("ASC") 280, and included under the heading "All Other."
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

The following table presents our reportable segment NOI for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reportable segment revenue
Rental revenue	$169,907	$174,467	$509,220	$529,218
Other property-related revenue	6,459	7,405	19,977	20,654
Total reportable segment revenue	176,366	181,872	529,197	549,872
Property operating expenses
Store payroll and related costs	13,012	12,487	39,133	38,975
Property tax expense	15,983	15,042	47,818	45,475
Utilities expense	6,450	5,990	17,418	16,220
Repairs & maintenance expense	3,854	3,835	13,565	12,359
Marketing expense	5,986	4,715	18,376	14,432
Insurance expense	2,488	2,732	7,682	8,311
Other property operating expenses	7,574	7,911	22,086	23,835
Total property operating expenses	55,347	52,712	166,078	159,607
Net operating income	$121,019	$129,160	$363,119	$390,265

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
The following table is a reconciliation of our reportable segment revenue to total revenue for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reportable segment revenue
Rental revenue	$169,907	$174,467	$509,220	$529,218
Other property-related revenue	6,459	7,405	19,977	20,654
Total reportable segment revenue	176,366	181,872	529,197	549,872

Management fees and other revenue	12,336	11,749	36,701	30,345
Total Revenue	$188,702	$193,621	$565,898	$580,217

The following table is a reconciliation of our reported income before income taxes to our net operating income for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income before income taxes	$29,887	$30,634	$81,604	$159,429
All Other
Management fees and other revenue	(12,336)	(11,749)	(36,701)	(30,345)
General and administrative expenses	11,460	13,114	37,409	44,977
Depreciation and amortization	46,885	47,661	142,613	141,702
Other	4,101	3,643	13,077	10,510
Interest expense	40,549	39,575	122,293	114,920
Loss on early extinguishment of debt	—	323	—	323
Equity in (earnings) losses of unconsolidated real estate ventures	(463)	4,712	9,221	10,791
Acquisition and integration costs	1,439	1,164	5,924	2,151
Non-operating (income) expense	(503)	83	(1,325)	(352)
Gain on sale of self storage properties	—	—	(10,996)	(63,841)
Net operating income	$121,019	$129,160	$363,119	$390,265

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
•the impact of a shutdown of the U.S. federal government;
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
Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of our consolidated properties and our unconsolidated real estate ventures. As of September 30, 2025, our property management platform managed and controlled the majority of our 807 consolidated properties and all 262 of our unconsolidated real estate venture properties. The properties are primarily managed by us under the brands of iStorage, Move It, Northwest, RightSpace, SecurCare and Southern.

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
As of September 30, 2025, we owned a geographically diversified portfolio of 807 self storage properties located in 33 states and Puerto Rico, comprising approximately 51.6 million rentable square feet, configured in approximately 406,000 storage units.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. In addition, we consider the 75% third-party interest in the Company's unconsolidated real estate ventures, which currently own 262 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $2.1 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth.
2024 Joint Venture
As of September 30, 2025, the 2024 Joint Venture, in which we have a 25% ownership interest, owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
2023 Joint Venture
As of September 30, 2025, the 2023 Joint Venture, in which we have a 25% ownership interest, owned and operated 21 self storage properties containing approximately 1.4 million rentable square feet, configured in approximately 9,000 storage units and located across five states.
2018 Joint Venture
As of September 30, 2025, the 2018 Joint Venture, in which we have a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of September 30, 2025, the 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated 81 self storage properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition and disposition activity and the internalization of our PRO structure. We acquired four self storage properties, two annexes to existing properties and disposed of 12 self storage properties during the nine months ended September 30, 2025. During the year ended December 31, 2024, we contributed 56 self storage properties to the 2024 Joint Venture, sold an additional 40 self storage properties and acquired seven self storage properties. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.

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
Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Change

Rental revenue	$169,907	$174,467	$(4,560)
Other property-related revenue	6,459	7,405	(946)
Management fees and other revenue	12,336	11,749	587
Total revenue	188,702	193,621	(4,919)
Property operating expenses	55,347	52,712	2,635
General and administrative expenses	11,460	13,114	(1,654)
Depreciation and amortization	46,885	47,661	(776)
Other	4,101	3,643	458
Total operating expenses	117,793	117,130	663
Other (expense) income
Interest expense	(40,549)	(39,575)	(974)
Loss on early extinguishment of debt	—	(323)	323
Equity in earnings (losses) of unconsolidated real estate ventures	463	(4,712)	5,175
Acquisition and integration costs	(1,439)	(1,164)	(275)
Non-operating income (expense)	503	(83)	586
Other expense, net	(41,022)	(45,857)	4,835
Income before income taxes	29,887	30,634	(747)
Income tax expense	(871)	(863)	(8)
Net income	29,016	29,771	(755)
Net income attributable to noncontrolling interests	(10,589)	(11,070)	481
Net income attributable to National Storage Affiliates Trust	18,427	18,701	(274)
Distributions to preferred shareholders	(5,117)	(5,112)	(5)
Net income attributable to common shareholders	$13,310	$13,589	$(279)

Total Revenue
Our total revenue, including management fees and other revenue, decreased by $4.9 million, or 2.5%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This decrease in total revenue was attributable to a decrease in total portfolio average occupancy from 86.0% for the three months ended September 30, 2024 to 84.5% for the three months ended September 30, 2025 and to the sale of 12 self storage properties to unaffiliated third parties between July 1, 2024 and September 30, 2025. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue decreased by $4.6 million, or 2.6%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease in rental revenue was attributable to a decrease in total portfolio average occupancy from 86.0% for the three months ended September 30, 2024, to 84.5% for the three months ended September 30, 2025 and to the sale of 12 self storage properties to unaffiliated third parties between July 1, 2024 and September 30, 2025. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $15.57, for the three months ended September 30, 2024 to $15.59, or 0.1%, for the three months ended September 30, 2025.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue decreased by $0.9 million, or 12.8%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $0.6 million, or 5.0%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily attributable to an increase in tenant insurance activity.
Property Operating Expenses
Property operating expenses increased by $2.6 million, or 5.0%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in property operating expenses was primarily attributable to increases in marketing, personnel costs, and property tax expense, partially offset by decreases in property operating expenses resulting from the sale of 12 self storage properties to unaffiliated third parties between July 1, 2024 and September 30, 2025.
General and Administrative Expenses
General and administrative expenses decreased by $1.7 million, or 12.6%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This result was primarily attributable to a decrease in management fees following the internalization of the PRO structure from $3.4 million for the three months ended September 30, 2024 to $1.2 million for the three months ended September 30, 2025.
Depreciation and Amortization
Depreciation and amortization decreased $0.8 million, or 1.6%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This decrease was primarily attributable to the sale of 12 self storage properties to unaffiliated third parties between July 1, 2024 and September 30, 2025.
Other
Other expenses increased $0.5 million, or 12.6%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs, due to an increase in related activity upon our acquisition of certain rights related to certain former PROs' tenant insurance-related programs during the year ended December 31, 2024.

Interest Expense
Interest expense increased $1.0 million, or 2.5%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in interest expense was primarily attributable to interest rate swaps that matured in August 2024 and February 2025. The maturity of these swaps, which effectively fixed SOFR at a lower rate than the prevailing market rate, resulted in an increase in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $186.8 million, as of September 30, 2024, to $404.4 million as of September 30, 2025.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. During the three months ended September 30, 2024, in connection with the early repayment of Term Loan C, we expensed $0.3 million of unamortized debt issuance costs.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Ventures
Equity in earnings (losses) of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2024 Joint Venture, the 2023 Joint Venture, the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended September 30, 2025, we recorded $0.5 million of equity in earnings from our unconsolidated real estate ventures compared to $4.7 million of losses for the three months ended September 30, 2024. The increase was primarily attributable to a decrease in the non-cash impact of applying the HLBV method to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of September 30, 2025.
Acquisition and Integration Costs
Acquisition and integration costs increased $0.3 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. This increase was primarily attributable to equity-based compensation costs related to the internalization of the PRO structure.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $10.6 million for the three months ended September 30, 2025, compared to $11.1 million for the three months ended September 30, 2024.
Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Change

Rental revenue	$509,220	$529,218	$(19,998)
Other property-related revenue	19,977	20,654	(677)
Management fees and other revenue	36,701	30,345	6,356
Total revenue	565,898	580,217	(14,319)
Property operating expenses	166,078	159,607	6,471
General and administrative expenses	37,409	44,977	(7,568)
Depreciation and amortization	142,613	141,702	911
Other	13,077	10,510	2,567
Total operating expenses	359,177	356,796	2,381
Other (expense) income
Interest expense	(122,293)	(114,920)	(7,373)
Loss on early extinguishment of debt	—	(323)	323
Equity in losses of unconsolidated real estate ventures	(9,221)	(10,791)	1,570
Acquisition and integration costs	(5,924)	(2,151)	(3,773)
Non-operating income	1,325	352	973
Gain on sale of self storage properties	10,996	63,841	(52,845)
Other expense, net	(125,117)	(63,992)	(61,125)
Income before income taxes	81,604	159,429	(77,825)
Income tax expense	(2,111)	(2,290)	179
Net income	79,493	157,139	(77,646)
Net income attributable to noncontrolling interests	(28,601)	(62,349)	33,748
Net income attributable to National Storage Affiliates Trust	50,892	94,790	(43,898)
Distributions to preferred shareholders	(15,345)	(15,332)	(13)
Net income attributable to common shareholders	$35,547	$79,458	$(43,911)
Total Revenue
Our total revenue, including management fees and other revenue, decreased by $14.3 million, or 2.5%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This decrease was primarily attributable to a decrease in total portfolio average occupancy from 85.8% for the nine months ended September 30, 2024 to 83.8% for the nine months ended September 30, 2025. The decrease in total revenue was also attributable to the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 52 self storage properties to unaffiliated third parties between January 1, 2024 and September 30, 2025. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue decreased by $20.0 million, or 3.8%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease in rental revenue was primarily attributable to a decrease in total portfolio average occupancy from 85.8% for the nine months ended September 30, 2024 to 83.8% for the nine months ended September 30, 2025 and the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 52 self storage properties to unaffiliated third parties between January 1, 2024 and September 30, 2025. Average annualized rental revenue per occupied square foot decreased from $15.64, for the nine months ended September 30, 2024 to $15.61, or 0.2%, for the nine months ended September 30, 2025, driven primarily by decreased contractual lease rates for in-place tenants.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue decreased by $0.7 million, or 3.3%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $6.4 million, or 20.9%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily attributable to an increase in tenant insurance activity upon our acquisition of certain rights related to certain former PROs' tenant insurance-related programs as part of the internalization of the PRO structure during the year ended December 31, 2024 and increased property management fees resulting from the 2023 Joint Venture and the 2024 Joint Venture.
Property Operating Expenses
Property operating expenses increased by $6.5 million, or 4.1%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in property operating expenses was primarily attributable to increases in marketing, repairs and maintenance, and property tax expense, partially offset by decreases in property operating expenses resulting from the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 52 self storage properties to unaffiliated third parties between January 1, 2024 and September 30, 2025.
General and Administrative Expenses
General and administrative expenses decreased by $7.6 million, or 16.8%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This result was primarily attributable to a decrease in management fees following the internalization of the PRO structure from $13.6 million for the nine months ended September 30, 2024 to $4.0 million for the nine months ended September 30, 2025.
Depreciation and Amortization
Depreciation and amortization increased $0.9 million, or 0.6%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily attributable to an increase in amortization expense related to intangible assets, partially offset by a decrease in self storage property related depreciation.
Other
Other expenses increased $2.6 million, or 24.4%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs, due to an increase in related activity upon our acquisition of certain rights related to certain former PROs’ tenant insurance-related programs as part of the internalization of the PRO structure during the year ended December 31, 2024.
Interest Expense
Interest expense increased $7.4 million, or 6.4%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in interest expense was primarily attributable to interest rate swaps that matured in August 2024 and February 2025. The maturity of these swaps, which effectively fixed SOFR at a lower rate than the prevailing market rate, resulted in an increase in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $186.8 million, as of September 30, 2024, to $404.4 million as of September 30, 2025.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.3 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2024, in connection with the early repayment of Term Loan C, we expensed $0.3 million of unamortized debt issuance costs.

Equity In Losses Of Unconsolidated Real Estate Ventures
Equity in losses of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2024 Joint Venture, the 2023 Joint Venture, the 2018 Joint Venture and the 2016 Joint Venture. During the nine months ended September 30, 2025, we recorded $9.2 million of equity in losses from our unconsolidated real estate ventures compared to $10.8 million of losses for the nine months ended September 30, 2024. The decrease in losses was primarily attributable to a decrease in the non-cash impact of applying the HLBV method to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of September 30, 2025.
Acquisition and Integration Costs
Acquisition and integration costs increased $3.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. This increase was primarily attributable to costs related to the internalization of the PRO structure.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties was $11.0 million, for the nine months ended September 30, 2025, compared to $63.8 million for the nine months ended September 30, 2024. The gain on sale of self storage properties was primarily attributable to the sale of 12 self storage properties to third parties during the nine months ended September 30, 2025, for net proceeds of $73.1 million.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $28.6 million for the nine months ended September 30, 2025, compared to $62.3 million for the nine months ended September 30, 2024. The decrease was primarily attributable to the decrease in net income driven by larger gains on the sale of self storage properties recognized in the nine months ended September 30, 2024.
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

The following table presents a reconciliation of net income to FFO and Core FFO for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$29,016	$29,771	$79,493	$157,139
Add (subtract):
Real estate depreciation and amortization	46,458	47,286	141,256	140,588
Equity in (earnings) losses of unconsolidated real estate ventures	(463)	4,712	9,221	10,791
Company's share of FFO in unconsolidated real estate ventures	5,627	6,164	16,119	18,026
Gain on sale of self storage properties	—	—	(10,996)	(63,841)
Distributions to preferred shareholders and unitholders	(5,568)	(5,568)	(16,704)	(16,704)
FFO attributable to subordinated performance units(1)	—	—	—	(21,622)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	75,070	82,365	218,389	224,377
Add:
Acquisition costs	302	287	1,162	1,274
Integration and executive severance costs(2)	1,137	907	4,762	1,534
Loss on early extinguishment of debt	—	323	—	323
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$76,509	$83,882	$224,313	$227,508

Weighted average shares and units outstanding - FFO and Core FFO:(3)
Weighted average shares outstanding - basic	76,746	75,760	76,532	77,047
Weighted average restricted common shares outstanding	23	19	23	21
Weighted average OP units outstanding	51,833	52,740	52,030	42,709
Weighted average DownREIT OP unit outstanding	5,769	5,769	5,769	3,346
Weighted average LTIP units outstanding	851	663	887	676
Total weighted average shares and units outstanding - FFO and Core FFO	135,222	134,951	135,241	123,799

FFO per share and unit	$0.56	$0.61	$1.61	$1.81
Core FFO per share and unit	$0.57	$0.62	$1.66	$1.84

(1)	Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2)	Executive severance costs relate to the nine months ended September 30, 2024 and are recorded within the line items "General and administrative expenses" and "Non-operating income" in our consolidated statements of operations. Integration costs relate to expenses incurred as a part of the internalization of the PRO structure.
(3)	We combine OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in our operating partnership are redeemable for cash or, at our option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at our option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). All subordinated performance units and DownREIT subordinated performance units were converted into OP units on July 1, 2024, in connection with the internalization of the PRO structure. See Note 1 to the following table for additional discussion of subordinated performance units, DownREIT subordinated performance units, and LTIP units in the calculation of FFO and Core FFO per share and unit.

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Earnings per share - diluted	$0.17	$0.18	$0.46	$1.03
Impact of the difference in weighted average number of shares(1)	(0.07)	(0.08)	(0.19)	(0.39)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.08	0.08	0.19	0.49
Add real estate depreciation and amortization	0.34	0.35	1.04	1.14
Add equity in losses of unconsolidated real estate ventures	—	0.03	0.07	0.08
Add Company's share of FFO in unconsolidated real estate ventures	0.04	0.05	0.12	0.15
Subtract gain on sale of self storage properties	—	—	(0.08)	(0.52)
FFO attributable to subordinated performance unitholders	—	—	—	(0.17)
FFO per share and unit	0.56	0.61	1.61	1.81
Add acquisition costs	—	—	0.01	0.01
Add integration and executive severance costs	0.01	0.01	0.04	0.02
Add loss on early extinguishment of debt	—	—	—	—
Core FFO per share and unit	$0.57	$0.62	$1.66	$1.84

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
Three Months Ended September 30, 2025 compared to the Three Months Ended September 30, 2024
As of September 30, 2025, our same store portfolio consisted of 771 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Rental revenue
Same store portfolio	$164,069	$167,820	$(3,751)
Non-same store portfolio	5,838	6,647	(809)
Total rental revenue	169,907	174,467	(4,560)
Other property-related revenue
Same store portfolio	6,181	7,028	(847)
Non-same store portfolio	278	377	(99)
Total other property-related revenue	6,459	7,405	(946)
Property operating expenses
Same store portfolio	52,830	50,362	2,468
Non-same store portfolio	2,517	2,641	(124)
Prior period comparability adjustment(1)	—	(291)	291
Total property operating expenses	55,347	52,712	2,635
Net operating income
Same store portfolio	117,420	124,486	(7,066)
Non-same store portfolio	3,599	4,674	(1,075)
Total net operating income	$121,019	$129,160	$(8,141)

(1)	Certain payroll and related costs associated with the former PRO portfolios were not reflected as property-level expenses in 2024 under the management of the former PROs. Such costs are reflected in property operating expenses in 2025 under our management. For purposes of comparable same store reporting, we have included the specific 2024 expense amounts for the same store portfolio in the relevant periods. This line item is presented in order to reconcile total property operating expenses to previously reported figures.
Rental Revenue
Same store portfolio rental revenues decreased $3.8 million, or 2.2%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This decrease in same store portfolio rental revenue was driven primarily by a decrease in average occupancy from 86.5% for the three months ended September 30, 2024 to 85.0% for the three months ended September 30, 2025. Average annualized same store rental revenue per occupied square foot decreased from $15.73 to $15.67, or 0.4%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Other Property-Related Revenue
Same store portfolio other property-related revenue decreased $0.8 million, or 12.1%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.
Property Operating Expenses
Same store portfolio property operating expenses increased $2.5 million, or 4.9%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The increase in same store property operating expenses was a result of increases in marketing, property tax and utilities expense during the three months ended September 30, 2025.
Nine Months Ended September 30, 2025 compared to the Nine Months Ended September 30, 2024
The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Rental revenue
Same store portfolio	$488,863	$503,265	$(14,402)
Non-same store portfolio	20,357	25,953	(5,596)
Total rental revenue	509,220	529,218	(19,998)
Other property-related revenue
Same store portfolio	19,019	19,554	(535)
Non-same store portfolio	958	1,100	(142)
Total other property-related revenue	19,977	20,654	(677)
Property operating expenses
Same store portfolio	157,795	151,172	6,623
Non-same store portfolio	8,283	9,747	(1,464)
Prior period comparability adjustment(1)	—	(1,312)	1,312
Total property operating expenses	166,078	159,607	6,471
Net operating income
Same store portfolio	350,087	371,647	(21,560)
Non-same store portfolio	13,032	18,618	(5,586)
Total net operating income	$363,119	$390,265	$(27,146)

(1)	Certain payroll and related costs associated with the former PRO portfolios were not reflected as property-level expenses in 2024 under the management of the former PROs. Such costs are reflected in property operating expenses in 2025 under our management. For purposes of comparable same store reporting, we have included the specific 2024 expense amounts for the same store portfolio in the relevant periods. This line item is presented in order to reconcile total property operating expenses to previously reported figures.
Rental Revenue
Same store portfolio rental revenues decreased $14.4 million, or 2.9%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. This decrease in same store portfolio rental revenue was driven primarily by a decrease in average occupancy from 86.2% for the nine months ended September 30, 2024 to 84.4% for the nine months ended September 30, 2025. Average annualized same store rental revenue per occupied square foot decreased from $15.78 to $15.68, or 0.6%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.
Other Property-Related Revenue
Same store portfolio other property-related revenue decreased $0.5 million, or 2.7%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Property Operating Expenses
Same store portfolio property operating expenses increased $6.6 million, or 4.4%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase in same store property operating expenses was a result of increases in marketing, property tax and utilities expense, partially offset by decreases in personnel costs during the nine months ended September 30, 2025.
The following table presents a reconciliation of net income to NOI for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$29,016	$29,771	$79,493	$157,139
(Subtract) Add:
Management fees and other revenue	(12,336)	(11,749)	(36,701)	(30,345)
General and administrative expenses	11,460	13,114	37,409	44,977
Depreciation and amortization	46,885	47,661	142,613	141,702
Other	4,101	3,643	13,077	10,510
Interest expense	40,549	39,575	122,293	114,920
Loss on early extinguishment of debt	—	323	—	323
Equity in (earnings) losses of unconsolidated real estate ventures	(463)	4,712	9,221	10,791
Acquisition and integration costs	1,439	1,164	5,924	2,151
Non-operating (income) expense	(503)	83	(1,325)	(352)
Gain on sale of self storage properties	—	—	(10,996)	(63,841)
Income tax expense	871	863	2,111	2,290
Net Operating Income	$121,019	$129,160	$363,119	$390,265
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$29,016	$29,771	$79,493	$157,139
Add (subtract):
Depreciation and amortization	46,885	47,661	142,613	141,702
Company's share of unconsolidated real estate venture depreciation and amortization	5,193	5,418	15,821	15,110
Interest expense	40,549	39,575	122,293	114,920
Income tax expense	871	863	2,111	2,290
Loss on early extinguishment of debt	—	323	—	323
EBITDA	122,514	123,611	362,331	431,484
Add (subtract):
Acquisition costs	302	287	1,162	1,274
Effect of hypothetical liquidation at book value (HLBV) accounting for unconsolidated 2024 Joint Venture(1)	(30)	5,458	9,518	13,707
Gain on sale of self storage properties	—	—	(10,996)	(63,841)
Integration and executive severance costs, excluding equity-based compensation(2)	—	877	1,388	1,100
Equity-based compensation expense(3)	3,112	1,911	9,329	6,097
Adjusted EBITDA	$125,898	$132,144	$372,732	$389,821

(1)
Reflects the non-cash impact of applying HLBV to the 2024 Joint Venture, which allocates GAAP income (loss) on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(2)	Executive severance costs relate to the nine months ended September 30, 2024 and are recorded within the line items "General and administrative expenses" and "Non-operating income" in our consolidated statements of operations. Integration costs relate to expenses incurred as a part of the internalization of the PRO structure.
(3)	Equity-based compensation expense is a non-cash item recorded within general and administrative expenses and acquisition and integration costs in our consolidated statements of operations. For the three and nine months ended September 30, 2025, $1.1 million and $3.4 million, respectively, relates to the internalization of the PRO structure and is included in acquisition and integration costs.

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
Cash Flows
At September 30, 2025, we had $26.3 million in cash and cash equivalents and $1.6 million of restricted cash, a decrease in cash and cash equivalents of $24.1 million and an increase in restricted cash of $1.2 million from December 31, 2024. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $265.7 million for the nine months ended September 30, 2025 compared to $282.9 million the nine months ended September 30, 2024. Our operating cash flow decreased primarily due to a decrease in rental revenue primarily driven by a decrease in total portfolio average occupancy from 85.8% for the nine months ended September 30, 2024 to 83.8% for the nine months ended September 30, 2025 and the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 52 self storage properties to unaffiliated third parties between January 1, 2024 and September 30, 2025.
Investing Activities
Cash provided by investing activities was $10.8 million for the nine months ended September 30, 2025 compared to $470.9 million of cash provided by investing activities for the nine months ended September 30, 2024. The primary source of cash for the nine months ended September 30, 2025 was the $72.1 million of proceeds from the sale of 12 self storage properties to third parties, partially offset by our acquisition of four self storage properties and two properties that are considered annexes to existing properties, investment in our unconsolidated real estate ventures, and expenditures for corporate furniture and equipment.
Capital expenditures totaled $24.0 million and $13.0 million during the nine months ended September 30, 2025 and 2024, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.

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
A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, are presented below (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Recurring capital expenditures	$15,657	$9,187
Value enhancing capital expenditures	9,729	2,675
Acquisitions capital expenditures	1,219	1,611
Total capital expenditures	26,605	13,473
Change in accrued capital spending	(2,577)	(468)
Capital expenditures per statement of cash flows	$24,028	$13,005

Financing Activities
Cash used in our financing activities was $299.4 million for the nine months ended September 30, 2025 compared to $763.1 million of cash used in financing activities for the nine months ended September 30, 2024. Our primary uses of financing cash flows for the nine months ended September 30, 2025 were for principal payments on existing debt of $532.3 million (which included $530.7 million of principal repayments under the Revolver and $1.6 million of scheduled fixed rate mortgage principal amortization payments), distributions to common shareholders of $131.0 million, distributions to noncontrolling interests of $100.8 million and distributions to preferred shareholders of $15.3 million. Our sources of financing cash flows for the nine months ended September 30, 2025 primarily consisted of $486.8 million of borrowings under our Revolver.
Credit Facility and Term Loan Facilities
As of September 30, 2025, our credit facility provided for total borrowings of $1.355 billion, consisting of the following components: (i) a Revolver which provides for a total borrowing commitment up to $950.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $275.0 million Term Loan D and (iii) a $130.0 million Term Loan E. The Revolver is set to mature in January 2027; provided that we may elect up to two times to extend the maturity by six months each up to January 2028 by paying an extension fee for each such election of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of September 30, 2025, we had an expansion option under the credit facility, which, if exercised in full, would provide for a total borrowing capacity of $1.900 billion.
As of September 30, 2025, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 4.11% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 5.03%. As of September 30, 2025, we would have had the capacity to borrow remaining Revolver commitments of $543.6 million while remaining in compliance with the credit facility's financial covenants.

We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility in an aggregate amount of $75.0 million. As of September 30, 2025, the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.17%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of September 30, 2025, the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 3.77%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of September 30, 2025, the June 2029 Term Loan Facility had an effective interest rate of 5.07%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
During the nine months ended September 30, 2025, we executed amendments to the agreements with the respective lenders for each of our 2028 Term Loan Facility, April 2029 Term Loan Facility and June 2029 Term Loan Facility, aligning the margin component of the respective interest rates with the applicable margin for our Term Loan D and Term Loan E as defined under the credit facility. As a result, the interest rates on each of the 2028 Term Loan Facility, the April 2029 Term Loan Facility and the June 2029 Term Loan Facility decreased during the second quarter.
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
Equity Transactions
Issuance of Common Shares
During the nine months ended September 30, 2025, after receiving notices of redemption from certain OP unitholders, we elected to issue 586,068 common shares to such holders in exchange for 586,068 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance and Redemption of OP Equity
During the nine months ended September 30, 2025, we issued 144,238 OP units upon the conversion of an equivalent number of LTIP units, redeemed 100,960 OP units for cash, and redeemed 9,387 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
Dividends and Distributions
During the nine months ended September 30, 2025, the Company paid $131.0 million of distributions to common shareholders, $15.3 million of distributions to preferred shareholders and distributed $100.8 million to noncontrolling interests.
On August 13, 2025, our board of trustees declared a cash dividend and distribution, respectively, of $0.57 per common share and OP unit to shareholders and OP unitholders of record as of September 15, 2025. On August 13, 2025, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of September 15, 2025.
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of September 30, 2025, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of September 30, 2025, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of September 30, 2025, we had $404.4 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $4.0 million annually.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2025, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 383,901 common shares to satisfy redemption requests from certain limited partners.
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
As of October 31, 2025, other than those OP units held by the Company, after reflecting the transactions described herein, 58,215,576 OP units were outstanding (including 850,663 outstanding LTIP units in the operating partnership and 5,769,214 outstanding DownREIT OP units, which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares, under which $256,892 of common shares remain available for repurchase. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares, under which no common shares remain available for repurchase. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares. The table below summarizes all of our repurchases of common shares during the three months ended September 30, 2025:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1 - July 31, 2025	—	$—	—	$350,256,892
August 1 - August 31, 2025	—	—	—	350,256,892
September 1 - September 30, 2025	—	—	—	350,256,892
Total/Weighted Average	—	$—	—	$350,256,892

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

Date: November 4, 2025