Form 10-K
period 2025-12-31
National Storage Affiliates Trust
filed 2026-02-26
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common shares of beneficial interest of National Storage Affiliates Trust held by non-affiliates of National Storage Affiliates Trust was approximately $2.4 billion as of June 30, 2025. As of February 20, 2026, 77,112,475 common shares of beneficial interest, $0.01 par value per share, were outstanding.

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
•our business and investment strategy;
•the acquisition or disposition of properties and other investments, including those under contract, and the ability of our investments to achieve underwritten return expectations and our ability to execute on our investment pipeline;
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
•economic trends and economic recoveries, including the level of housing sales that may impact demand;
•our ability to obtain and maintain financing arrangements on favorable terms;
•general volatility of the securities markets in which we participate;
•impacts from major public health events, including unfavorable changes to economic conditions that could adversely affect occupancy levels, rental rates, expenses and the ability of the Company's tenants to pay rent;
•changes in the value of our assets;
•projected capital expenditures;
•the impact of technology and artificial intelligence on our products, operations, and business;
•the implementation of our technology programs and artificial intelligence initiatives (including our ability to effectively implement our integrated Internet marketing strategy or adopt advancements in information technology);
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
PART I
Item 1. Business
General
National Storage Affiliates Trust is a fully integrated, self-administered and self-managed real estate investment trust organized in the state of Maryland on May 16, 2013. We have elected and we believe that we have qualified to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2015. We serve as the sole general partner of our operating partnership subsidiary, NSA OP, LP (our "operating partnership"), a Delaware limited partnership formed on February 13, 2013 to conduct our business, which is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 metropolitan statistical areas ("MSAs") throughout the United States. As of December 31, 2025, we held ownership interests in and operated a geographically diversified portfolio of 1,063 self storage properties located in 37 states and Puerto Rico, comprising approximately 69.4 million rentable square feet, configured in approximately 548,000 storage units, excluding three properties classified as held for sale that were sold to a third party in January 2026. We completed our initial public offering in 2015 and our common shares of beneficial interest, $0.01 par value per share ("common shares"), are listed on the New York Stock Exchange under the symbol "NSA."

Our vice chairperson of the board of trustees and former chairperson of the board of trustees and chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise, which we refer to as our former PRO structure. Although the PRO structure contributed significantly to our growth over the last decade, the internalization of the PRO structure, which occurred on July 1, 2024, was always a part of our long term vision. Over time, largely through our unconsolidated real estate ventures, retirement of PROs and the internalization of our PRO structure, we have developed a full service internally-staffed property management platform.
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
Our Property Management Platform
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of our consolidated properties and our unconsolidated real estate ventures. As of December 31, 2025, our property management platform managed and controlled substantially all of our 801 consolidated properties and 262 of our unconsolidated real estate venture properties. The properties are primarily managed by us under the brands of iStorage, Move It, Northwest, RightSpace, SecurCare and Southern.
We earn certain customary fees for managing and operating the properties in the managed unconsolidated real estate ventures and we facilitate tenant insurance and/or tenant warranty protection programs for tenants at these properties in exchange for half of all proceeds from such programs.
Our Consolidated Properties
We seek to own properties that are well located in high quality sub-markets with highly accessible street access and attractive supply and demand characteristics, providing our properties with strong and stable cash flows that we believe are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. As of December 31, 2025, we owned a geographically diversified portfolio of 801 self storage properties located in 33 states and Puerto Rico, comprising approximately 51.1 million rentable square feet, configured in approximately 403,000 storage units, excluding three properties classified as held for sale that were sold to a third party in January 2026. Of these properties, 289 were acquired by us from our former PROs, 511 were acquired by us from third-party sellers and one was acquired by us from the 2016 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8). A complete listing of, and additional information about, our self storage properties is included in Item 2 of this report.
During the year ended December 31, 2025, we acquired four consolidated self storage properties and annexes to existing properties, all of which were acquired by us from unaffiliated third-party sellers. The following is a summary of our 2025 consolidated acquisition activity (dollars in thousands):

	Number of	Number of	Rentable
State/Territory	Properties	Units	Square Feet	Fair Value
2025 Acquisitions:
New Mexico	2	265	36,800	$2,017
Kansas	1	654	52,242	8,487
Texas	1	389	57,100	4,840
Florida(1)	—	112	17,999	2,990
California(1)	—	329	29,806	6,536
Total	4	1,749	193,947	$24,870

(1)	Acquisitions in Florida and California did not add to store count as the self storage acquisitions are managed as annexes to existing properties.
During the year ended December 31, 2025, we sold to unaffiliated third parties 15 self storage properties consisting of approximately 1.0 million rentable square feet configured in approximately 7,000 storage units for approximately $96.9 million.
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
During the year ended December 31, 2024, we sold to unaffiliated third parties 40 self storage properties consisting of approximately 2.6 million rentable square feet configured in approximately 19,000 storage units for approximately $273.1 million and we contributed to the 2024 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8) 56 self storage properties consisting of approximately 3.2 million rentable square feet configured in approximately 24,000 storage units for approximately $343.7 million.
Our Unconsolidated Real Estate Ventures
We seek to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry.
2024 Joint Venture
As of December 31, 2025, our 2024 Joint Venture, in which we have a 25% ownership interest, owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
2023 Joint Venture
As of December 31, 2025, our 2023 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated 21 self storage properties containing approximately 1.4 million rentable square feet, configured in approximately 9,000 storage units and located across five states.

2018 Joint Venture
As of December 31, 2025, our 2018 Joint Venture (as defined in Note 5 to the consolidated financial statements in Item 8), in which we have a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2025, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
IRE Investment
As of December 31, 2025, we had entered into an agreement with an affiliate of Investment Real Estate Management, LLC (the "IRE Member") to form a new venture to acquire self storage properties (the "IRE Investment"), whereby we committed to provide 75% of the equity capital, up to a maximum of $105.0 million in cash in exchange for preferred equity, and the IRE Member committed to provide 25% of the equity capital, up to a maximum of $35.0 million in cash in exchange for common equity. An affiliate of the IRE Member will serve as the manager of the IRE Investment and will manage the day-to-day operations of the self storage properties. As of December 31, 2025 the IRE Investment did not own any self storage properties.
Our Long-Term Business and Growth Strategies
With our diversified national portfolio of self storage properties, we seek to increase scale, achieve optimal revenue-producing occupancy and rent levels, and increase long-term shareholder value by achieving sustainable long-term growth. Our business and growth strategies to achieve these objectives are as follows:
High Quality Properties in Key Growth Markets.    We held ownership interests in and operated a geographically diversified portfolio of 1,063 self storage properties located in 37 states and Puerto Rico, comprising approximately 69.4 million rentable square feet, configured in approximately 548,000 storage units as of December 31, 2025. Over 70% of our consolidated portfolio is located in the top 100 MSAs, based on our 2025 net operating income ("NOI"). We believe that these properties are primarily located in high quality growth markets that have attractive supply and demand characteristics and are less sensitive to the fluctuations of the general economy. Many of these markets have multiple barriers to entry against increased supply, including zoning restrictions against new construction and new construction costs that we believe are higher than our properties' fair market value. Furthermore, we believe that our significant size and the overall geographic diversification of our portfolio reduces risks associated with specific local or regional economic downturns or natural disasters.
Integrated Platform Utilizing Advanced Technology for Enhanced Operational Performance.    Our national platform allows us to capture cost savings through integration and centralization, thereby eliminating redundancies and utilizing economies of scale. As compared to a stand-alone operator, our national platform has greater access to lower-cost capital, reduced Internet marketing costs per customer lead, discounted property insurance expense, and reduced overhead costs. In addition, we have sufficient scale for various centralized functions, including financial reporting, the operation of call centers, expanding cell tower leasing, a national credit card processing program, marketing, information technology, legal support, and capital market functions, to achieve substantial cost savings over smaller, individual operators.
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
Strategic Joint Venture Arrangements.    We intend to continue to opportunistically partner with institutional funds and other institutional investors to acquire attractive portfolios utilizing a promoted return structure. We believe there is significant opportunity for continued external growth by partnering with institutional investors seeking to deploy capital in the self storage industry. We intend to leverage our property management platform to provide property and asset management services for future strategic joint ventures, generating additional operating profits and third party fee income. In addition, we consider the 75% third-party interest in our managed unconsolidated real estate ventures, which as of December 31, 2025 owned 262 properties, to present a potential acquisition opportunity. This 75% third-party share of gross real estate assets is approximately $2.1 billion based on the historical book value of the joint ventures. Were we to pursue an acquisition of these interests, it could potentially drive our future growth.
Our Financing Strategy
We expect to maintain a flexible approach in financing new property acquisitions. In general, we expect to fund our property acquisitions through a combination of borrowings under bank credit facilities (including term loans and revolving facilities), property-level debt, issuances of OP equity and public and private equity and debt issuances.
Credit Facility.  As of December 31, 2025, our unsecured credit facility provided for total borrowings of $1.355 billion (the "credit facility"). The credit facility consists of the following components: (i) a revolving line of credit (the "Revolver") which provided for a total borrowing commitment up to $950.0 million, under which we could borrow, repay and re-borrow amounts, (ii) a $275.0 million tranche D term loan facility (the "Term Loan D") and (iii) a $130.0 million tranche E term loan facility (the "Term Loan E"). As of December 31, 2025, we had the entire amounts drawn on Term Loan D and Term Loan E and we had approximately $400.9 million of outstanding borrowings under the Revolver, and the capacity to borrow an additional $542.1 million under the Revolver while remaining in compliance with the credit facility's financial covenants. As of December 31, 2025, we had an expansion option under the credit facility, which, if exercised in full, would have provided for a total credit facility of $1.900 billion.
Term Loan Facilities, Senior Unsecured Notes and Fixed Rate Mortgages.  We will continue to utilize a combination of borrowings, including term loans, senior unsecured notes and fixed rate mortgages, for future acquisitions and to refinance existing debt. As of December 31, 2025, we had $460.0 million of term loan facilities, $1.950 billion of senior unsecured notes and $198.6 million of fixed rate mortgages outstanding.
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
Equity.  We may issue common shares or preferred shares in public offerings or private placements, or OP units in our Operating Partnership in connection with property acquisitions. On November 19, 2024, we entered into a new At the Market ("ATM") program authorizing, but not obligating, the sale of up to $400.0 million of common shares from time to time. The timing and amount of these offerings, if any, will be determined by our management based on their evaluation of market conditions, share price, legal requirements and other factors. During the year ended December 31, 2025, we did not sell any common shares through the ATM program.
Joint Ventures.  As of December 31, 2025, we owned 262 of our stores through unconsolidated real estate ventures with third parties. Our unconsolidated real estate venture partners typically provide most of the equity capital required for the acquisition of stores owned in these joint ventures. Most joint venture agreements include buy-sell rights, as well as rights of first offer in connection with the sale of stores by the joint venture. We manage the day-to-day operations of the stores owned in our managed joint ventures and participate in major decisions relating to the joint ventures, including the sales of stores or financings by the applicable joint venture.
Sale of Properties.  We have not historically sold a high volume of stores. However, we may sell more stores or interests in stores in the future when we conclude we are holding a non-strategic real estate asset or in response to changing economic, financial or investment conditions. For the year ended December 31, 2025, we sold 15 self storage properties to unaffiliated third parties for net proceeds of $96.9 million. For the year ended December 31, 2024, we sold 40 self storage properties to unaffiliated third parties for net proceeds of $273.1 million and contributed 56 self storage properties to the 2024 Joint Venture for net cash proceeds of $343.7 million.
Dividend Reinvestment Plan
In the future, we may adopt a dividend reinvestment plan that will permit shareholders who elect to participate in the plan to have their cash dividends reinvested in additional common shares.
Regulation
General
Generally, self storage properties are subject to various laws, ordinances and regulations, including those relating to lien sale rights and procedures, public accommodations, insurance, privacy and the environment. Changes in any of these laws, ordinances or regulations could increase the potential liability existing or created by tenants or others on our properties. Laws, ordinances, or regulations affecting development, construction, operation, upkeep, safety and taxation requirements may result in significant unanticipated expenditures, loss of self storage sites or other impairments to operations, which would adversely affect our cash flows from operating activities.

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
Property management activities are often subject to state real estate brokerage laws and regulations as determined by the particular real estate commission for each state. We may be required to comply with various state privacy and other statutes in connection with the operation of our business. In addition, we may be required to comply with federal, state and local laws, rules and regulations in connection with our communications with our tenants or prospective tenants, including with respect to available units, reservations, payments due, and other matters.

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
Human Capital
We seek to foster a diverse and inclusive work environment that values each individual team member's talents and contributions, while channeling those efforts toward our common core values of integrity, accountability, humility and compassion. Our success relies on the general professionalism of our employees which are contributing factors to a site's ability to successfully secure rentals, retain tenants and maintain clean and secure self storage properties. We seek to increase employee retention and well-being and our team members enjoy a robust benefit package that includes medical, dental, vision, life insurance, 401K with matching employer contribution and, for our corporate employees, a performance-based bonus incentive plan. As of December 31, 2025, we had 1,458 employees, which includes employees of our property management platform.

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
Our operating results are dependent upon our ability to achieve optimal occupancy levels and rental rates at our self storage properties. Adverse economic or other conditions in the markets in which we do business, particularly in our markets in Texas, California, Florida, Oregon, and Georgia, which accounted for approximately 19%, 14%, 11%, 9%, and 5%, respectively, of our total rental and other property-related revenues for the year ended December 31, 2025, may lower our occupancy levels and limit our ability to maintain or increase rents or require us to offer rental discounts. Additionally, significantly lower logistics costs could introduce new competitors, such as valet-style storage services, which may reduce the demand for traditional self storage. Customer preferences and/or needs for self storage could change, decline, or shift to other product types, thereby impacting our business model and ability to grow and/or generate revenues. No single customer represented a significant concentration of our 2025 revenues. However, our property portfolio consists solely of self storage properties and is therefore subject to risks inherent in investments in a single industry. The following adverse developments, among others, in the markets in which we do business may adversely affect the operating performance of our properties or our financial results:
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
Any of the above events may reduce our rental revenues, impair our operating results, reduce our ability to satisfy our debt service obligations and make cash distributions to our shareholders and negatively impact our share price, and the effect of the foregoing may be greater than it would be were our investments not limited to a single industry.

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
Increases in income or other taxes generally are not passed through to tenants under leases and may reduce or negatively impact our net income, funds from operations ("FFO"), core FFO, cash flows, financial condition, ability to pay or refinance our debt obligations, ability to make cash distributions to shareholders, and the trading price of our securities. In addition, the value of our properties may be reassessed for property tax purposes by taxing authorities including as a result of our acquisition activities. For example, our property taxes could increase due to changes in tax rates or removal of limitations on the amount by which our property taxes or property reassessments may increase. From time to time, proposals have been made to remove certain limits on annual real estate tax increases of assessed value of real property in California, where we currently have 86 consolidated properties and 13 unconsolidated properties. While no such initiative has yet been successful, to the extent a similar future initiative is successful, our property tax expense could increase substantially, which could adversely impact our operating results, cash flow, and our ability to pay any expected dividends to our shareholders.

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
Legal disputes, settlement and defense costs could have an adverse effect on our operating results.
From time to time we have to make monetary or other settlements or defend actions (including class actions) to resolve tenant, employment-related or other claims and disputes. Settling any such liabilities could negatively impact our operating results and cash available for distribution to shareholders and could also adversely affect our ability to sell, lease, operate or encumber affected properties.
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
Our use of artificial intelligence could expose us to various risks.
We have begun to utilize artificial intelligence technologies in various aspects of our business. Artificial intelligence technologies are susceptible to errors and other malfunctions which could lead to operational challenges and reputational risks. In addition, we may be subject to increasing regulations related to our use of these technologies, including regulations related to privacy, data security, and intellectual property rights, which could expose us to legal risks.
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
Under certain U.S. federal, state and local environmental laws, ordinances and regulations, past or present owners and operators of real estate may be liable for, among other things, the costs of investigating and remediating certain hazardous substances or other regulated materials on or in such property. No assurances can be given that existing environmental assessments or studies with respect to any of our properties reveal all environmental, health or safety liabilities, that any prior owner or operator of our properties did not create any material environmental, health or safety condition not known to us, or that a material environmental, health or safety condition does not otherwise exist as to any one or more of our properties. There also exists the risk that material environmental, health or safety conditions, liabilities or compliance concerns may have arisen after the review was completed or may arise in the future. Finally, future laws, ordinances or regulations and future interpretations of existing laws, ordinances or regulations may impose additional material environmental, health or safety liability.

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

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.
International trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our expansions and redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us or delay delivery of key inventories and supplies. Tariffs and trade restrictions can be announced with little or no advance notice, and we may not be able to effectively mitigate all adverse impacts from such measures. If we are not able to navigate these changes, it could have a material adverse effect on our business.
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
Some of our investments are, and in the future may be, structured as strategic joint ventures. Part of our strategy is to opportunistically partner with institutional funds and other institutional investors or third parties to acquire attractive portfolios which may be through a promoted return structure. These arrangements may be driven by the magnitude of capital required to complete the acquisitions and maintain the acquired portfolios or other considerations. Such arrangements involve risks not present where a third party is not involved, including the possibility that partners or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, partners or co-venturers might at any time have economic or other business interests or goals different from us and or in competition with us.
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
Natural disasters, public health emergencies and other crises, or consumer protection could adversely impact or cause significant disruption to our financial condition, results of operations and cash flows.
The impact of natural disasters, public health emergencies and other crises, and any government responses to such emergencies, or regulations passed in an attempt to protect consumers could among other things, affect our tenants' ability to meet their obligations to us, impact consumer discretionary spending, lower demand for storage facilities, lead to lower rental rates, inability to raise rents, reduced late fee collection, compel complete or partial closures and operational changes at our properties, reduce demand for growth opportunities, such as acquiring new properties, and interrupt the availability of our personnel. Although the self storage industry has historically been resilient to ordinary market downturns, the impact of natural disasters, public health emergencies and related regulations including those that limit our ability to raise rents could materially and adversely affect our financial condition, results of operations and cash flows and will largely depend on future developments, which are highly uncertain and cannot be predicted.
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
Conflicts of interest could arise with respect to the interests of holders of OP units, on the one hand, which include members of our senior management team and trustees, and us and our shareholders, on the other hand. Certain business combinations, the sale, disposition or transfer of certain of our assets or the repayment of certain indebtedness that may be desirable to us and our shareholders could have adverse tax consequences to such unit holders. In addition, under Maryland law, our trustees and officers have duties to the Company in connection with their management of the Company, however, under Delaware law, as a general partner, we have fiduciary duties to our operating partnership and to the limited partners in connection with the management of our operating partnership. Our duties as a general partner may come into conflict with the duties of our trustees and officers to the Company and our shareholders and we are not required to resolve such conflicts in favor of either the Company or the limited partners in our operating partnership. Further, there can be no assurance that any procedural protections we implement to address these or other conflicts of interest will result in optimal outcomes for us and our shareholders.
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
As of December 31, 2025, we had approximately $3.4 billion of debt outstanding, of which approximately $405.9 million, or 11.9%, is subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If interest rates increase, our debt service obligations on variable-rate debt will increase even though the amount borrowed remains the same, while our net income, cash flows, and our ability to pay cash distributions to our shareholders correspondingly decrease. In addition, increased interest rates make the financing of any acquisition and investment activity as well as the refinancing of existing debt more costly and could decrease the amount third parties are willing to pay for any properties that we wish to sell.
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
To qualify as a REIT, we must ensure that at least 75% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources, and at least 95% of our gross income for each taxable year, excluding certain amounts, is derived from certain real property-related sources and passive income such as dividends and interest. In addition, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our total assets consists of cash, cash items, U.S. government securities and qualified real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets) or more than 10% of the total value of the outstanding securities of any one issuer (other than government securities, securities of corporations that are treated as TRSs and qualified real estate assets). In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer (other than U.S. government securities, securities of corporations that are treated as TRSs and qualified real estate assets), no more than 20% (25% for taxable years beginning after December 31, 2025) of the value of our total assets can be represented by securities of one or more TRSs and no more than 25% of the value of our assets can consist of debt instruments issued by publicly offered REITs that are not otherwise secured by real property. If we fail to comply with these asset requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences.

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
Historically, we have paid quarterly common share dividends to our shareholders and quarterly distributions to our operating partnership unitholders, and we intend to continue to pay such dividends and distributions in amounts such that all or substantially all of our net taxable income in each year is distributed, which, along with other factors, should enable us to continue to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividends payment level, and all future distributions will be made at the discretion of our board. Our ability to pay dividends, and the amount of any dividends we may pay, will depend upon, among other factors:
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
Risks from Cybersecurity Threats
We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to "Item 1A. Risk factors" in this annual report on Form 10-K, including "Security breaches through cyber-attacks, cyber-intrusions, or other methods could disrupt our information technology networks and related systems", for additional discussion about cybersecurity-related risks.
Governance
The board of trustees is acutely aware of the critical nature of managing risks associated with cybersecurity threats and oversees the Company's cybersecurity risk management activities.
Board of Trustees Oversight
The audit committee of our board of trustees is central to the board of trustees's oversight of cybersecurity risks and bears the primary responsibility for this domain. The members of the audit committee have a variety of expertise, including financial, regulatory and risk management. The audit committee reviews our policies with respect to risk assessment and risk management related to cybersecurity. The audit committee and the board of trustees receive updates on the Company's cybersecurity risks and initiatives periodically. In addition, cybersecurity matters are reported to the audit committee or board of trustees so that the board of trustees and audit committee can effectively carry out their oversight role.

Management's Role Managing Risk
Our risk management committee is comprised of a cross section of the Company's management team. The risk management committee has identified cybersecurity as a key risk to the Company's operations and established a cybersecurity sub-committee, which is comprised of members of the risk management committee and other personnel, to focus on this risk.
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
Item 2. Properties
As of December 31, 2025, we held ownership interests in and operated a geographically diversified portfolio of 1,063 self storage properties located in 37 states and Puerto Rico, comprising approximately 69.4 million rentable square feet, configured in approximately 548,000 storage units, excluding three properties classified as held for sale that were sold to a third party in January 2026. Of these properties, we reported 801 wholly-owned self storage properties on a consolidated basis that contain approximately 51.1 million rentable square feet and we held a 25% ownership interest in 262 unconsolidated real estate venture properties that contain approximately 18.2 million rentable square feet.

The following table sets forth summary information regarding our consolidated properties by state as of December 31, 2025.

	Number of	Number of	Rentable	% of Rentable	Period-end
State/Territory	Properties	Units	Square Feet	Square Feet	Occupancy
Texas	174	79,585	11,092,803	21.7%	83.8%
California(1)	86	51,669	6,498,498	12.7%	83.5%
Florida	78	45,392	5,099,801	10.0%	81.4%
Oregon	70	29,262	3,661,566	7.2%	88.2%
Georgia	47	20,487	2,818,960	5.5%	80.7%
North Carolina	34	16,793	2,072,412	4.1%	85.9%
Arizona	34	18,882	2,174,575	4.3%	79.1%
Oklahoma	33	15,300	2,140,426	4.2%	83.7%
Louisiana(1)	25	11,459	1,388,365	2.7%	78.6%
Pennsylvania	22	10,442	1,296,220	2.5%	87.5%
Colorado	21	9,115	1,145,187	2.2%	86.3%
Washington	19	6,643	871,889	1.7%	86.2%
Puerto Rico	15	12,857	1,379,381	2.7%	89.1%
Nevada	15	7,564	963,252	1.9%	85.2%
New Hampshire	15	7,160	890,320	1.7%	86.8%
Kansas	15	5,577	721,923	1.4%	87.7%
Indiana	12	6,530	827,524	1.6%	78.7%
New Mexico	12	5,773	750,098	1.5%	78.2%
Alabama	11	6,035	909,605	1.8%	73.4%
Maryland	8	4,564	492,994	1.0%	88.9%
Massachusetts	7	5,015	537,665	1.1%	85.5%
Illinois	6	4,233	424,271	0.8%	80.7%
Kentucky	5	2,782	410,251	0.8%	76.1%
New Jersey	5	2,765	353,418	0.7%	86.6%
Tennessee	5	2,538	346,823	0.7%	84.9%
Idaho	5	1,436	262,331	0.5%	89.2%
South Carolina	4	2,061	255,553	0.5%	87.4%
Iowa	3	3,088	414,647	0.8%	75.7%
Virginia	3	1,382	174,865	0.3%	90.5%
Missouri	3	1,243	153,429	0.3%	89.7%
Connecticut	3	1,181	141,229	0.3%	89.7%
Minnesota	3	1,031	170,270	0.3%	90.8%
New York	2	1,717	174,262	0.3%	88.5%
Ohio	1	950	112,255	0.2%	79.3%
Total/Weighted Average	801	402,511	51,127,068	100.0%	83.6%

(1) Six of the California properties and one of the Louisiana properties are subject to non-cancelable leasehold interest agreements that are classified as operating leases. See "Note 13. Leases" in Item 8. "Financial Statements and Supplementary Data."

The following table sets forth summary information regarding our unconsolidated real estate venture properties by state as of December 31, 2025.

	Number of	Number of	Rentable	% of Rentable	Period-end
State	Properties	Units	Square Feet	Square Feet	Occupancy
Texas	27	17,095	2,111,043	11.6%	86.7%
Florida	27	15,025	1,715,530	9.4%	83.9%
Ohio	26	13,948	1,742,437	9.6%	85.4%
Michigan	25	15,972	2,023,848	11.1%	87.6%
Georgia	22	11,568	1,580,675	8.7%	83.1%
Oklahoma	19	7,108	1,129,604	6.2%	80.4%
Tennessee	16	8,368	1,052,129	5.8%	85.8%
New Jersey	15	10,747	1,249,889	6.9%	85.5%
Alabama	14	5,791	850,431	4.7%	83.7%
California	13	6,998	846,554	4.6%	86.3%
Other(1)	58	32,413	3,920,877	21.4%	85.3%
Total	262	145,033	18,223,017	100.0%	85.1%

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
Holders
As of February 20, 2026, we had 72 record holders of its common shares. The 72 holders of record do not include the beneficial owners of common shares whose shares are held by a broker or bank. Such information was obtained from our transfer agent and registrar.
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
Common share dividends are characterized for U.S. federal income tax purposes as ordinary income, capital gains, return of capital or a combination thereof. Each year we communicate to shareholders the tax characterization of the common share dividends paid during the preceding year. Our tax return for the year ended December 31, 2025 has not yet been filed and consequently, the taxability information presented for our dividends paid in 2025 is based upon management's estimate. The following table summarizes the estimated taxability of our dividends per common share for the year ended December 31, 2025:

	Year Ended
	December 31, 2025
Ordinary Income	$1.378972	60.5%
Capital Gain	0.080780	3.5%
Return of Capital	0.820248	36.0%
Total	$2.280000	100.0%
Equity Compensation Plan Information
Information about our equity compensation plans is incorporated by reference to Item 12 of Part III of this Annual Report on Form 10-K.
Unregistered Sales of Equity Securities
During the three months ended December 31, 2025, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 148,967 common shares to satisfy redemption requests from certain limited partners.
Following a specified lock up period after the date of issuance, the OP units issued by the operating partnership may be redeemed from time to time by holders for a cash amount per OP unit equal to the market value of an equivalent number of common shares. We have the right, but not the obligation, to assume and satisfy the redemption obligation of the operating partnership described above by issuing one common share in exchange for each OP unit tendered for redemption.
We may elect to report early the private placement of our common shares that may occur if we elect to assume the redemption obligation of the operating partnership as described above in the event that OP units are in the future tendered for redemption.

As of February 20, 2026, other than those OP units held by the Company, after reflecting the transactions described herein, 57,495,864 OP units were outstanding (including 710,841 outstanding LTIP units in the operating partnership and 5,769,214 outstanding DownREIT OP units, which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On July 11, 2022, we approved a share repurchase program authorizing the repurchase of up to $400.0 million of our common shares, under which $256,892 of common shares remain available for repurchase. On December 1, 2023, we approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of our common shares, under which no common shares remain available for repurchase. On November 14, 2024, we approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of our common shares. During the three months ended December 31, 2025, certain of our employees surrendered common shares owned by them to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted shares issued to them. The table below summarizes all of our repurchases of common shares during the three months ended December 31, 2025:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1 - October 31, 2025(1)	60	$30.30	—	$350,256,892
November 1 - November 30, 2025	—	—	—	350,256,892
December 1 - December 31, 2025	—	—	—	350,256,892
Total/Weighted Average	60	$30.30	—	$350,256,892

(1)
The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share is based on the closing price of our common shares on October 1, 2025, which is the date of withholding.

Performance Graph
The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the Nareit All Equity REIT Index as provided by Nareit for the period beginning December 31, 2020 and ending December 31, 2025.

Total Return Performance
Index Value
400
350
300
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Period Ending
National Storage Affiliates Trust
S&P 500
Russell 2000
Nareit All Equity REIT Index

	Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
National Storage Affiliates Trust	$100	$198	$108	$132	$127	$101
S&P 500	100	129	105	133	166	196
Russell 2000	100	115	91	107	119	134
Nareit All Equity REIT Index	100	141	106	118	124	127
The foregoing item assumes $100.00 invested on December 31, 2020, with dividends reinvested. The Performance Graph will not be deemed to be incorporated by reference into any filing by NSA under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that NSA specifically incorporates the same by reference.
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
Our vice chairperson of the board of trustees and former chairperson of the board of trustees and chief executive officer, Arlen D. Nordhagen, co-founded SecurCare Self Storage, Inc. in 1988 to invest in and manage self storage properties. While growing SecurCare to over 150 self storage properties, Mr. Nordhagen recognized a market opportunity for a differentiated public self storage REIT that would leverage the benefits of national scale by integrating multiple experienced regional self storage operators with local operational focus and expertise, which we refer to as our former PRO structure. Although the PRO structure contributed significantly to our growth over the last decade, the internalization of the PRO structure, which occurred on July 1, 2024, was always a part of our long term vision. Over time, largely through our unconsolidated real estate ventures, retirement of PROs and the internalization of our PRO structure, we have developed a full service internally-staffed property management platform.
Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of our consolidated properties and our unconsolidated real estate ventures. As of December 31, 2025, our property management platform managed and controlled substantially all of our 801 consolidated properties and 262 of our unconsolidated real estate venture properties. The properties are primarily managed by us under the brands of iStorage, Move It, Northwest, RightSpace, SecurCare and Southern.
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
As of December 31, 2025, we owned a geographically diversified portfolio of 801 self storage properties, located in 33 states and Puerto Rico, comprising approximately 51.1 million rentable square feet, configured in approximately 403,000 storage units.
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

2024 Joint Venture
As of December 31, 2025, our 2024 Joint Venture, in which we have a 25% ownership interest, owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
2023 Joint Venture
As of December 31, 2025, our 2023 Joint Venture, in which we have a 25% ownership interest, owned and operated 21 self storage properties containing approximately 1.4 million rentable square feet, configured in approximately 9,000 storage units and located across five states.
2018 Joint Venture
As of December 31, 2025, our 2018 Joint Venture, in which we have a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2025, our 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
IRE Investment
As of December 31, 2025, we had entered into an agreement with an affiliate of Investment Real Estate Management, LLC (the "IRE Member") to form a new venture to acquire self storage properties (the "IRE Investment"), whereby we committed to provide 75% of the equity capital, up to a maximum of $105.0 million in cash in exchange for preferred equity, and the IRE Member committed to provide 25% of the equity capital, up to a maximum of $35.0 million in cash in exchange for common equity. An affiliate of the IRE Member will serve as the manager of the IRE Investment and will manage the day-to-day operations of the self storage properties. As of December 31, 2025 the IRE Investment did not own any self storage properties.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition and disposition activity. We acquired four self storage properties, two annexes to existing properties and disposed of 15 self storage properties to unaffiliated third parties during the year ended December 31, 2025. During the year ended December 31, 2024, we contributed 56 self storage properties to the 2024 Joint Venture, sold an additional 40 self storage properties and acquired seven self storage properties. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
The following discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2025 compared to the year ended December 31, 2024 should be read in conjunction with the accompanying consolidated financial statements included in Item 8. The discussion and analysis of the results of our operations and financial condition for the year ended December 31, 2024 compared to the year ended December 31, 2023, can be found in Part II, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.
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

Year Ended December 31, 2025 compared to the Year Ended December 31, 2024
Overview
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the year ended December 31, 2025 compared to the year ended December 31, 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	Change

Rental revenue	$678,489	$700,247	$(21,758)
Other property-related revenue	25,911	27,362	(1,451)
Management fees and other revenue	48,529	42,726	5,803
Total revenue	752,929	770,335	(17,406)
Property operating expenses	217,546	211,852	5,694
General and administrative expenses	51,130	57,606	(6,476)
Depreciation and amortization	189,320	189,855	(535)
Other	16,291	13,866	2,425
Total operating expenses	474,287	473,179	1,108
Other (expense) income
Interest expense	(162,445)	(154,260)	(8,185)
Loss on early extinguishment of debt	—	(323)	323
Equity in (losses) earnings of unconsolidated real estate ventures	(7,327)	(16,075)	8,748
Acquisition and integration costs	(6,721)	(3,616)	(3,105)
Non-operating income (expense)	934	314	620
Gain on sale of self storage properties	16,293	63,841	(47,548)
Other expense, net	(159,266)	(110,119)	(49,147)
Income before taxes	119,376	187,037	(67,661)
Income tax expense	(3,102)	(3,767)	665
Net income	116,274	183,270	(66,996)
Net income attributable to noncontrolling interests	(42,490)	(71,752)	29,262
Net income attributable to National Storage Affiliates Trust	73,784	111,518	(37,734)
Distributions to preferred shareholders	(20,462)	(20,445)	(17)
Net income attributed to common shareholders	$53,322	$91,073	$(37,751)

Total Revenue
Our total revenue, including management fees and other revenue, decreased by $17.4 million, or 2.3%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This decrease was primarily attributable to a decrease in total portfolio average occupancy from 85.6% for the year ended December 31, 2024 to 83.8% for the year ended December 31, 2025. The decrease in total revenue was also attributable to the sale of 55 self storage properties to unaffiliated third parties between January 1, 2024 and December 31, 2025, and the contribution of 56 self storage properties to the 2024 Joint Venture during the three months ended March 31, 2024. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.

Rental Revenue
Rental revenue decreased by $21.8 million, or 3.1%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The decrease in rental revenue was primarily attributable to (i) a decrease in total portfolio average occupancy from 85.6% for the year ended December 31, 2024 to 83.8% for the year ended December 31, 2025, (ii) the sale of 55 self storage properties to unaffiliated third parties between January 1, 2024 and December 31, 2025, and (iii) the contribution of 56 self storage properties to the 2024 Joint Venture during the three months ended March 31, 2024. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $15.61, for the year ended December 31, 2024 to $15.63, or 0.1%, for the year ended December 31, 2025.
Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue decreased by $1.5 million, or 5.3%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This decrease primarily resulted from a decrease in ancillary income due to the disposition of properties between January 1, 2024 and December 31, 2025.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, increased $5.8 million, or 13.6%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily attributable to an increase in tenant insurance activity upon our acquisition of certain rights related to certain former PROs' tenant insurance-related programs as part of the internalization of the PRO structure during the year ended December 31, 2024.
Property Operating Expenses
Property operating expenses increased by $5.7 million, or 2.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in property operating expenses was primarily attributable to increases in marketing, repairs and maintenance, and property tax expense, partially offset by decreases in property operating expenses resulting from the sale of 55 self storage properties to unaffiliated third parties between January 1, 2024 and December 31, 2025, and the contribution of 56 self storage properties to the 2024 Joint Venture in the three months ended March 31, 2024.
General and Administrative Expenses
General and administrative expenses decreased by $6.5 million, or 11.2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This result was primarily attributable to a decrease in management fees following the internalization of the PRO structure during the year ended December 31, 2024.
Depreciation and Amortization
Depreciation and amortization decreased $0.5 million, or 0.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This decrease was primarily attributable to a decrease in self storage property related depreciation, partially offset by an increase in amortization expense related to intangible assets.
Other
Other expenses increased $2.4 million, or 17.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily attributable to increases in administrative costs relating to our tenant insurance programs, due to an increase in related activity upon our acquisition of certain rights related to certain former PROs' tenant insurance-related programs as part of the internalization of the PRO structure during the year ended December 31, 2024.

Interest Expense
Interest expense increased $8.2 million, or 5.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in interest expense was primarily attributable to interest rate swaps that matured in August 2024 and February 2025. The maturity of these swaps, which effectively fixed SOFR at a lower rate than the prevailing market rate, resulted in an increase in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $223.3 million, as of December 31, 2024, to $405.9 million as of December 31, 2025.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt decreased $0.3 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. During the year ended December 31, 2024, in connection with the early repayment of Term Loan C, we expensed $0.3 million of unamortized debt issuance costs.
Equity In (Losses) Earnings Of Unconsolidated Real Estate Ventures
Equity in (losses) earnings of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2024 Joint Venture, 2023 Joint Venture, 2018 Joint Venture and the 2016 Joint Venture. During the year ended December 31, 2025, we recorded $7.3 million of equity in losses from our unconsolidated real estate ventures compared to $16.1 million in losses for the year ended December 31, 2024. The decrease was primarily attributable to the non-cash impact of applying the hypothetical liquidation at book value ("HLBV") method to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of December 31, 2025.
Acquisition and Integration Costs
Acquisition and integration costs increased $3.1 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. This increase was primarily attributable to costs related to the internalization of the PRO structure.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties was $16.3 million, for the year ended December 31, 2025, compared to $63.8 million for the year ended December 31, 2024.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $42.5 million for the year ended December 31, 2025, compared to $71.8 million for the year ended December 31, 2024.
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

The following table presents a reconciliation of net income to FFO and Core FFO for the periods presented (in thousands, except per share and unit amounts):

	Year Ended December 31,
	2025	2024	2023
Net income	$116,274	$183,270	$236,988
Add (subtract):
Real estate depreciation and amortization	187,532	188,358	220,737
Equity in losses (earnings) of unconsolidated real estate ventures	7,327	16,075	(7,553)
Company's share of FFO in unconsolidated real estate ventures	22,437	24,156	24,636
Gain on sale of self storage properties	(16,293)	(63,841)	(63,910)
Distributions to preferred shareholders and unitholders	(22,272)	(22,273)	(20,330)
FFO attributable to subordinated performance unitholders(1)	—	(21,622)	(49,040)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	295,005	304,123	341,528
Add (subtract):
Acquisition costs	1,959	1,602	1,659
Integration and executive severance costs(2)	4,762	2,671	—
Casualty-related recoveries(3)	—	—	(522)
Loss on early extinguishment of debt	—	323	758
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$301,726	$308,719	$343,423

Weighted average shares and units outstanding - FFO and Core FFO:(4)
Weighted average shares outstanding - basic	76,638	76,844	86,846
Weighted average restricted common shares outstanding	23	20	25
Weighted average OP units outstanding	51,911	45,110	38,302
Weighted average DownREIT OP unit equivalents outstanding	5,769	3,955	2,120
Weighted average LTIP units outstanding	878	684	553
Total weighted average shares and units outstanding - FFO and Core FFO	135,219	126,613	127,846

FFO per share and unit	$2.18	$2.40	$2.67
Core FFO per share and unit	$2.23	$2.44	$2.69

(1)	Amounts represent distributions declared for subordinated performance unitholders and DownREIT subordinated performance unitholders for the periods presented.
(2)	Integration costs relate to expenses incurred as a part of the internalization of the PRO structure. Executive severance costs are recorded within the line items "General and administrative expenses" and "Non-operating (expense) income" in our consolidated statements of operations.
(3)	Casualty-related recoveries in 2023 relate to casualty-related expenses incurred during 2022 and are recorded in the line item "Other" within operating expenses in our consolidated statements of operations.
(4)	NSA combines OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in the Company's operating partnership are redeemable for cash or, at NSA's option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at NSA's option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). All subordinated performance units and DownREIT subordinated performance units were converted into OP units on July 1, 2024, in connection with the internalization of the PRO structure. See footnote 1 to the following table for additional discussion of subordinated performance units, DownREIT subordinated performance units, and LTIP units in the calculation of FFO and Core FFO per share and unit.

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Earnings per share - diluted	$0.69	$1.18	$1.48
Impact of the difference in weighted average number of shares(1)	(0.29)	(0.46)	0.23
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.29	0.55	—
Add real estate depreciation and amortization	1.38	1.49	1.73
Add (subtract) equity in losses (earnings) of unconsolidated real estate ventures	0.06	0.12	(0.06)
Add Company's share of FFO in unconsolidated real estate ventures	0.17	0.19	0.19
Subtract gain on sale of self storage properties	(0.12)	(0.50)	(0.52)
FFO attributable to subordinated performance unitholders	—	(0.17)	(0.38)
FFO per share and unit	2.18	2.40	2.67
Add acquisition costs	0.01	0.02	0.01
Add integration and executive severance costs	0.04	0.02	—
Add loss on early extinguishment of debt	—	—	0.01
Core FFO per share and unit	$2.23	$2.44	$2.69

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
As of December 31, 2025, our same store portfolio consisted of 771 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the year ended December 31, 2025 compared to the year ended December 31, 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	Change
Rental revenue
Same store portfolio	$652,531	$667,472	$(14,941)
Non-same store portfolio	25,958	32,775	(6,817)
Total rental revenue	678,489	700,247	(21,758)
Other property-related revenue
Same store portfolio	24,708	25,934	(1,226)
Non-same store portfolio	1,203	1,428	(225)
Total other property-related revenue	25,911	27,362	(1,451)
Property operating expenses
Same store portfolio	207,095	200,852	6,243
Non-same store portfolio	10,451	12,443	(1,992)
Prior period comparability adjustment(1)	—	(1,443)	1,443
Total property operating expenses	217,546	211,852	5,694
Net operating income
Same store portfolio	470,144	492,554	(22,410)
Non-same store portfolio	16,710	23,203	(6,493)
Total net operating income	$486,854	$515,757	$(28,903)

(1)	Certain payroll and related costs associated with the former PRO portfolios were not reflected as property-level expenses in 2024 under the management of the former PROs. Such costs are reflected in property operating expenses in 2025 under our management. For purposes of comparable same store reporting, we have included the specific 2024 expense amounts for the same store portfolio in the relevant periods. This line item is presented in order to reconcile total property operating expenses to previously reported figures.
Rental Revenue
Same store portfolio rental revenues decreased $14.9 million, or 2.2%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This decrease in same store portfolio rental revenue was driven primarily by a decrease in average occupancy from 86.0% for the year ended December 31, 2024 to 84.3% for the year ended December 31, 2025. Average annualized same store rental revenue per occupied square foot decreased from $15.74 to $15.71, or 0.2%, for the year ended December 31, 2025.
Other Property-Related Revenue
Same store portfolio other property-related revenue decreased $1.2 million, or 4.7%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This decrease primarily resulted from decreases in truck rental income and retail sales.

Property Operating Expenses
Same store portfolio property operating expenses increased $6.2 million, or 3.1%, for the year ended December 31, 2025, as compared to the year ended December 31, 2024. The increase in same store property operating expenses was a result of increases in marketing, property tax expense and repairs and maintenance, partially offset by decreases in personnel costs and insurance expenses during the year ended December 31, 2025.
The following table presents a reconciliation of net income to NOI for the periods presented (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$116,274	$183,270	$236,988
(Subtract) add:
Management fees and other revenue	(48,529)	(42,726)	(34,411)
General and administrative expenses	51,130	57,606	59,281
Depreciation and amortization	189,320	189,855	221,993
Other	16,291	13,866	11,108
Interest expense	162,445	154,260	166,147
Loss on early extinguishment of debt	—	323	758
Equity in (earnings) losses of unconsolidated real estate ventures	7,327	16,075	(7,553)
Acquisition and integration costs	6,721	3,616	1,659
Non-operating (income) expense	(934)	(314)	1,016
Gain on sale of self storage properties	(16,293)	(63,841)	(63,910)
Income tax expense	3,102	3,767	1,590
Net operating income	$486,854	$515,757	$594,666
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
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Net income	$116,274	$183,270	$236,988
Add:
Depreciation and amortization	189,320	189,855	221,993
Company's share of unconsolidated real estate venture depreciation and amortization	20,732	20,719	17,083
Interest expense	162,445	154,260	166,147
Income tax expense	3,102	3,767	1,590
Loss on early extinguishment of debt	—	323	758
EBITDA	491,873	552,194	644,559
Add (subtract):
Acquisition costs	1,959	1,602	1,659
Effect of hypothetical liquidation at book value (HLBV) accounting for unconsolidated 2024 Joint Venture(1)	9,030	19,511	—
Gain on sale of self storage properties	(16,293)	(63,841)	(63,910)
Integration and executive severance costs, excluding equity-based compensation(2)	1,388	1,879	—
Casualty-related recoveries(3)	—	—	(522)
Equity-based compensation expense(4)	12,194	8,310	6,679
Adjusted EBITDA	$500,151	$519,655	$588,465

(1)
Reflects the non-cash impact of applying HLBV to the 2024 Joint Venture, which allocates GAAP income (loss) on a hypothetical liquidation of the underlying joint venture at book value as of the reporting date.

(2)	Integration costs relate to expenses incurred as a part of the internalization of the PRO structure. Executive severance costs are recorded within the line items "General and administrative expenses" and "Non-operating (expense) income" in our consolidated statements of operations.
(3)	Casualty-related recoveries in 2023 relate to casualty-related expenses incurred during 2022 and are recorded in the line item "Other" within operating expenses in our consolidated statements of operations.
(4)
Equity-based compensation expense is a non-cash item recorded within general and administrative expenses and acquisition and integration costs in our consolidated statements of operations. For the year ended December 31, 2025, $3.4 million relates to the internalization of our PRO structure and is included in acquisition and integration costs.

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
The availability of credit and its related effect on the overall economy may affect our liquidity and future financing activities, both through changes in interest rates and access to financing. In 2022 and 2023, the Federal Reserve Board increased interest rates from historically low levels, until pausing increases in August 2023 and decreasing rates starting in September 2024 through December 2025. There is no assurance that the Federal Reserve Board will continue to reduce interest rates or that the Federal Reserve Board will not maintain or raise interest rates in the future. Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted, could be affected by various risks and uncertainties. We believe that, as a publicly-traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of debt and additional equity securities. However, we cannot assure you that this will be the case.
Cash Flows
At December 31, 2025, we had $23.3 million in cash and cash equivalents and $0.3 million of restricted cash, a decrease in cash and cash equivalents of $27.1 million from December 31, 2024. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our consolidated statements of cash flows included in Item 8 of this report.
Operating Activities
Cash provided by our operating activities was $338.5 million for the year ended December 31, 2025 compared to $363.1 million the year ended December 31, 2024. Our operating cash flow decreased primarily due to a decrease in rental revenue driven by (i) a decrease in total portfolio average occupancy from 85.6% for the year ended December 31, 2024 to 83.8% for the year ended December 31, 2025, (ii) the sale of 55 self storage properties to unaffiliated third parties between January 1, 2024 and December 31, 2025, and (iii) the contribution of 56 self storage properties to the 2024 Joint Venture during the three months ended March 31, 2024.
Investing Activities
Cash provided by investing activities was $19.9 million for the year ended December 31, 2025 compared to $425.4 million of cash provided by investing activities for the year ended December 31, 2024. The primary sources of cash for the year ended December 31, 2025 were $95.9 million from the sale of 15 self storage properties to unaffiliated third parties during the year ended December 31, 2025, partially offset by our acquisition of four self storage properties for cash consideration of $23.8 million, our investments in our unconsolidated real estate ventures of $12.8 million, and expenditures for corporate furniture and equipment of $0.6 million.

Cash provided by investing activities was $425.4 million for the year ended December 31, 2024 compared to $161.1 million of cash used in investing activities for the year ended December 31, 2023. The primary sources of cash for the year ended December 31, 2024 were $616.8 million from the contribution of 56 self storage properties to the 2024 Joint Venture and the sale of 40 self storage properties to unaffiliated third parties, partially offset by our investment in the 2023 and 2024 Joint Ventures of $74.2 million, our acquisition of seven self storage properties for cash consideration of $64.6 million, capital expenditures of $18.7 million, our acquisition of intangible assets in connection with the internalization of our PRO structure for $32.7 million, and expenditures for corporate furniture and equipment of $1.9 million.
Capital expenditures totaled $38.7 million, $18.7 million and $34.2 million during the years ended December 31, 2025, 2024 and 2023 respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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
The following table presents a summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying consolidated statements of cash flows for the periods presented (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Recurring capital expenditures	$24,545	$12,989	$16,957
Value enhancing capital expenditures	13,692	2,861	6,364
Acquisitions capital expenditures	1,521	1,844	9,649
Total capital expenditures	39,758	17,694	32,970
Change in accrued capital spending	(1,071)	957	1,260
Capital expenditures per statement of cash flows	$38,687	$18,651	$34,230
Financing Activities
Cash used in our financing activities was $385.5 million for the year ended December 31, 2025 compared to $825.4 million of cash used in financing activities for the year ended December 31, 2024. Our primary uses of financing cash flows for the year ended December 31, 2025 were for principal payments on existing debt of $680.4 million (which included $678.2 million of principal repayments under the Revolver and $2.2 million of scheduled fixed rate mortgage principal amortization payments), distributions to common shareholders of $174.9 million, distributions to noncontrolling interests of $134.1 million and distributions to preferred shareholders of $20.5 million. Our sources of financing cash flows for the year ended December 31, 2025 primarily consisted of $635.8 million of borrowings under our Revolver.

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
Credit Facility and Term Loan Facilities
As of December 31, 2025, our credit facility provided for total borrowings of $1.355 billion, consisting of the following components: (i) a Revolver which provides for a total borrowing commitment up to $950.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $275.0 million Term Loan D and (iii) a $130.0 million Term Loan E. The Revolver is set to mature in January 2027; provided that we may elect up to two times to extend the maturity by six months each up to January 2028 by paying an extension fee for each such election of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of December 31, 2025, we had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.900 billion.
As of December 31, 2025, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 4.01% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.92%. As of December 31, 2025, we would have had the capacity to borrow remaining Revolver commitments of $542.1 million while remaining in compliance with the credit facility's financial covenants.
We have a credit agreement with a lender for a term loan facility that matures in December 2028 (the "2028 Term Loan Facility") and is separate from the credit facility in an aggregate amount of $75.0 million. As of December 31, 2025, $75.0 million was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.17%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have a credit agreement with a lender for a term loan facility that matures in April 2029 (the "April 2029 Term Loan Facility") and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of December 31, 2025 the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 3.77%.
We have a June 2029 Term Loan Facility that matures in June 2029 (the "June 2029 Term Loan Facility") and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of December 31, 2025, the June 2029 Term Loan Facility had an effective interest rate of 5.07%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.
During the year ended December 31, 2025, we executed amendments to the agreements with the respective lenders for each of our 2028 Term Loan Facility, April 2029 Term Loan Facility and June 2029 Term Loan Facility, aligning the margin component of the respective interest rates of such facilities with the applicable margin for our Term Loan D and Term Loan E. As a result, the interest rates on each of the 2028 Term Loan Facility, the April 2029 Term Loan Facility and the June 2029 Term Loan Facility decreased during the second quarter of 2025.
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
Sources of Liquidity and Capital Resources
As of December 31, 2025, we had $23.3 million in cash and cash equivalents, compared to $50.4 million as of December 31, 2024. Our cash flows from operations result primarily from the ownership and management of self storage facilities as described in Part I, Item 1, "Business".
Our material cash requirements from contractual and other obligations primarily relate to our debt obligations. Expected timing of those payments are as follows. The information in this section should be read in conjunction with Note 8 and other information included in the accompanying consolidated financial statements included in Item 8.

(dollars in thousands)	Next 12 Months	Beyond 12 Months	Total
Senior Unsecured Notes	$100,000	$1,850,000	$1,950,000
Revolving line of credit(1)	—	400,900	400,900
Term loan facilities	275,000	590,000	865,000
Fixed rate mortgage notes payable	—	198,608	198,608
Total	$375,000	$3,039,508	$3,414,508
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
Equity Transactions
Issuance of Common Shares
During the year ended December 31, 2025, after receiving notices of redemption from certain OP unitholders, we elected to issue 735,035 common shares to such holders in exchange for 735,035 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance and Redemption of OP Equity
As discussed in Note 3 to the consolidated financial statements in Item 8, during the year ended December 31, 2025, we issued 144,238 OP units upon the conversion of an equivalent number of LTIP units, redeemed 261,430 OP units for cash, and redeemed 9,387 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
Dividends and Distributions
During the year ended December 31, 2025, the Company paid $174.9 million of distributions to common shareholders, $20.5 million of distributions to preferred shareholders and distributed $134.1 million to noncontrolling interests.
On November 13, 2025, our board of trustees declared a cash dividend and distribution, respectively, of $0.57 per common share and OP unit to shareholders and OP unitholders of record as of December 15, 2025. On November 13, 2025, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of December 15, 2025.
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
On July 4, 2025, H.R. 1, informally known as the One Big Beautiful Bill Act (the "OBBB"), was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular:
•For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT's assets may be represented by securities of one or more taxable REIT subsidiaries.
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
To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the first six paragraphs of the Existing Tax Disclosure as if those paragraphs were set forth in this Annual Report on Form 10-K.
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
As of December 31, 2025, we had $405.9 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $4.1 million annually.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013 Framework).
Based on this assessment, our management believes that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.
The Company's independent registered public accounting firm has issued an attestation report on the Company's internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, no trustee or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Incorporation by reference
The information regarding our trustees, executive officers and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference to our definitive proxy statement relating to our annual meeting of shareholders (the "Proxy Statement"), to be filed with the SEC within 120 days after December 31, 2025.
The information regarding compliance with Section 16(a) of the Exchange Act required by Item 405 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
The information regarding our Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
The information regarding certain matters pertaining to our corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
The information regarding our insider trading policies and procedures required by Item 408(b) of Regulation S-K is incorporated herein by reference to the Proxy Statement, to be filed with the SEC within 120 days after December 31, 2025.
Item 11. Executive Compensation
The information regarding executive compensation and other compensation related matters required by Items 402 and 407(e)(4) and (e)(5) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The tables on equity compensation plan information and beneficial ownership of the Company required by Items 201(d) and 403 of Regulation S-K are incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information regarding transactions with related persons, promoters and certain control persons and trustee independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
Item 14. Principal Accounting Fees and Services
The information concerning principal accounting fees and services and the Audit Committee's pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the Proxy Statement to be filed with the SEC within 120 days after December 31, 2025.
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
10.2
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP and Partnership Unit Designation of Series A Cumulative Redeemable Preferred Units of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.3
Two Hundred Sixth Amendment To Third Amended and Restated Agreement of Limited Partnership Of NSA OP, LP and First Amendment To Partnership Unit Designation Of Series A-1 Cumulative Redeemable Preferred Units Of NSA OP, LP (Exhibit 10.14 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2023, is incorporated herein by this reference)

10.4
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

10.5
Third Amended and Restated Credit Agreement dated as of January 3, 2023 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets, Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and Capital One, National Association as Co-Lead Arrangers and Co-Documentation Agent, BofA Securities, Inc., Truist Securities, Inc., Wells Fargo Securities, LLC, and Regions Securities, LLC as Co-Lead Arrangers, and Truist Bank, N.A., Wells Fargo Bank, N.A., Regions Bank, and Bank of America, N.A., as Co-Documentation Agents (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.6
First Amendment to Third Amended and Restated Credit Agreement dated as of September 8, 2023 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets, Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and Capital One, National Association as Co-Lead Arrangers and Co-Documentation Agent, BofA Securities, Inc., Truist Securities, Inc., Wells Fargo Securities, LLC, and Regions Securities, LLC as Co-Lead Arrangers, and Truist Bank, N.A., Wells Fargo Bank, N.A., Regions Bank, and Bank of America, N.A., as Co-Documentation Agents (Exhibit 10.6 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2025, is incorporated herein by this reference)

10.7*
Second Amendment to Third Amended and Restated Credit Agreement dated as of October 22, 2025 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets, Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and Capital One, National Association as Co-Lead Arrangers and Co-Documentation Agent, BofA Securities, Inc., Truist Securities, Inc., Wells Fargo Securities, LLC, and Regions Securities, LLC as Co-Lead Arrangers, and Truist Bank, N.A., Wells Fargo Bank, N.A., Regions Bank, and Bank of America, N.A., as Co-Documentation Agents

10.8	National Storage Affiliates Trust 2015 Equity Incentive Plan (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)
10.9	National Storage Affiliates Trust 2024 Equity Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 17, 2024, is incorporated herein by this reference)
10.10
Amended and Restated Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule I thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by reference)

10.11
Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule 1 thereto (Exhibit 10.2 to the Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2018, is incorporated by this reference)

10.12
Registration Rights Agreement, by and among National Storage Affiliates Trust and the parties listed on Schedule 1 thereto (Exhibit 10.11 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2025, is incorporated herein by this reference)

10.13
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Arlen D. Nordhagen (Exhibit 10.3 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.14
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Tamara D. Fischer (Exhibit 10.4 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.15
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and David Cramer (Exhibit 10.5 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.16
Amended and Restated Employment Agreement dated as of April 1, 2023 by and between National Storage Affiliates Trust and Brandon S. Togashi (Exhibit 10.6 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.17
Employment Agreement dated as of January 1, 2023 by and between National Storage Affiliates Trust and Tiffany S. Kenyon (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.18
Employment Agreement dated as of May 31, 2023 by and between National Storage Affiliates Trust and William S. Cowan, Jr. (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on August 8, 2023, is incorporated herein by this reference)

10.19	Form of Amended and Restated Restricted Share Unit Award Agreement (Exhibit 10.17 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.20	Form of Amended and Restated Restricted Share Award Agreement (Exhibit 10.18 to the Annual Report on Form 10-K, filed with the SEC on March 10, 2016, is incorporated herein by this reference)
10.21
Form of LTIP Unit Award Agreement for Executive Officers under the NSA OP, LP 2015 Long-Term Incentive Plan (Exhibit 10.32 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024, is incorporated herein by this reference)

10.22
Form of LTIP Unit Award Agreement for Executive Officers under the NSA OP, LP 2024 Long-Term Incentive Plan (Exhibit 10.21 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2025, is incorporated herein by this reference)

10.23
Sale Agreement, dated November 19, 2024, among National Storage Affiliates Trust, NSA OP, LP and the agents and forward purchasers party thereto (Exhibit 1.1 on Form 8-K, filed with the SEC on November 19, 2024, is incorporated herein by this reference)

10.24	Form of Indemnification Agreement (Exhibit 10.7 to the Registration Statement on Form S-11/A, filed with the SEC on April 1, 2015, is incorporated herein by this reference)
19.1	Statement of Corporate Policy Regarding Equity Transactions (Exhibit 19.1 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2025, is incorporated herein by this reference)
21.1*	List of subsidiaries of National Storage Affiliates Trust
23.1*	Consent of KPMG LLP for National Storage Affiliates Trust
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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
Date: February 26, 2026

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

Signature	Title	Date
National Storage Affiliates Trust

/s/ DAVID G. CRAMER	trustee, president and chief executive officer	February 26, 2026
David G. Cramer	(principal executive officer)

/s/ BRANDON S. TOGASHI	executive vice president and chief financial officer	February 26, 2026
Brandon S. Togashi	(principal financial officer)

/s/ JOHN J. ESBENSHADE	senior vice president, controller and chief accounting officer	February 26, 2026
John J. Esbenshade	(principal accounting officer)

/s/ TAMARA D. FISCHER	executive chairperson of the board of trustees	February 26, 2026
Tamara D. Fischer

/s/ ARLEN D. NORDHAGEN	vice chairperson of the board of trustees	February 26, 2026
Arlen D. Nordhagen

/s/ WARREN W. ALLAN	trustee	February 26, 2026
Warren W. Allan

/s/ LISA R. COHN	trustee	February 26, 2026
Lisa R. Cohn

/s/ PAUL W. HYLBERT, JR.	trustee	February 26, 2026
Paul W. Hylbert, Jr.

/s/ CHAD L. MEISINGER	trustee	February 26, 2026
Chad L. Meisinger

/s/ STEVEN G. OSGOOD	trustee	February 26, 2026
Steven G. Osgood

/s/ DOMINIC M. PALAZZO	trustee	February 26, 2026
Dominic M. Palazzo

/s/ MICHAEL J. SCHALL	trustee	February 26, 2026
Michael J. Schall

/s/ CHARLES F. WU	trustee	February 26, 2026
Charles F. Wu

NATIONAL STORAGE AFFILIATES TRUST

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements:
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2025 and 2024	F-5
Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023	F-6
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023	F-7
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2025, 2024 and 2023	F-8
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	F-11

Notes to the Consolidated Financial Statements	F-13

Financial Statement Schedule:
Schedule III - Real Estate and Accumulated Depreciation	F-46

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of National Storage Affiliates Trust and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Expected holding period for self storage properties
As discussed in Note 4 to the consolidated financial statements, the Company had $4.6 billion of self storage properties, net, as of December 31, 2025. The Company evaluates the recoverability of the carrying value of self storage properties whenever events or circumstances indicate that there may be impairment.
We identified the assessment of the Company's evaluation of the expected holding period for self storage properties as a critical audit matter. Subjective auditor judgment was required to evaluate the reasonableness of management's expected holding period for self storage properties. Changes in the Company's judgments regarding the holding period for these assets could have had a significant impact on the determination of their recoverability.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control in the Company's impairment process related to management's expected holding period for self storage properties. We inquired of management and obtained written representations regarding potential property disposal plans. We read minutes of the meetings of the Company's Board of Trustees to identify and evaluate management's plans for disposal of any self storage properties. We inquired of the Company's plans for its self storage properties with those in the organization who are responsible for, and have authority over, potential disposition activities. We compared management's assessment of self storage properties with potential shortened expected holding period to information obtained from those in the organization responsible for disposition activities. We evaluated the reasonableness of management's expected holding period for self storage properties by inspecting listings from external sources of real estate properties for sale by the Company.

/s/ KPMG LLP
We have served as the Company's auditor since 2013.
Denver, Colorado
February 26, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Trustees
National Storage Affiliates Trust:
Opinion on Internal Control Over Financial Reporting
We have audited National Storage Affiliates Trust and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Denver, Colorado
February 26, 2026

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31,
	2025	2024
ASSETS
Real estate
Self storage properties	$5,814,854	$5,864,134
Less accumulated depreciation	(1,213,537)	(1,051,638)
Self storage properties, net	4,601,317	4,812,496
Cash and cash equivalents	23,328	50,408
Restricted cash	310	345
Debt issuance costs, net	2,890	5,632
Investment in unconsolidated real estate ventures	231,779	246,193
Other assets, net	185,403	218,482
Assets held for sale, net	14,519	—
Operating lease right-of-use assets	20,569	20,906
Total assets	$5,080,115	$5,354,462
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,405,102	$3,449,087
Accounts payable and accrued liabilities	94,627	98,657
Interest rate swap liabilities	4,052	471
Operating lease liabilities	22,620	22,888
Deferred revenue	19,931	20,012
Total liabilities	3,546,332	3,591,115
Commitments and contingencies (Note 12)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 14,704,845 and 14,695,458 issued (in series) and outstanding at December 31, 2025 and 2024, at liquidation preference	341,130	340,895
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 77,089,734 and 76,344,661 shares issued and outstanding at December 31, 2025 and 2024, respectively	771	763
Additional paid-in capital	1,251,961	1,249,426
Distributions in excess of earnings	(652,240)	(530,652)
Accumulated other comprehensive income	4,416	15,548
Total shareholders' equity	946,038	1,075,980
Noncontrolling interests	587,745	687,367
Total equity	1,533,783	1,763,347
Total liabilities and equity	$5,080,115	$5,354,462

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Rental revenue	$678,489	$700,247	$793,966
Other property-related revenue	25,911	27,362	29,686
Management fees and other revenue	48,529	42,726	34,411
Total revenue	752,929	770,335	858,063
OPERATING EXPENSES
Property operating expenses	217,546	211,852	228,986
General and administrative expenses	51,130	57,606	59,281
Depreciation and amortization	189,320	189,855	221,993
Other	16,291	13,866	11,108
Total operating expenses	474,287	473,179	521,368
OTHER (EXPENSE) INCOME
Interest expense	(162,445)	(154,260)	(166,147)
Loss on early extinguishment of debt	—	(323)	(758)
Equity in (losses) earnings of unconsolidated real estate ventures	(7,327)	(16,075)	7,553
Acquisition and integration costs	(6,721)	(3,616)	(1,659)
Non-operating income (expense)	934	314	(1,016)
Gain on sale of self storage properties	16,293	63,841	63,910
Other expense, net	(159,266)	(110,119)	(98,117)
Income before income taxes	119,376	187,037	238,578
Income tax expense	(3,102)	(3,767)	(1,590)
Net income	116,274	183,270	236,988
Net income attributable to noncontrolling interests	(42,490)	(71,752)	(80,319)
Net income attributable to National Storage Affiliates Trust	73,784	111,518	156,669
Distributions to preferred shareholders	(20,462)	(20,445)	(19,019)
Net income attributable to common shareholders	$53,322	$91,073	$137,650

Earnings per share - basic	$0.69	$1.18	$1.58
Earnings per share - diluted	$0.69	$1.18	$1.48

Weighted average shares outstanding - basic	76,638	76,844	86,846
Weighted average shares outstanding - diluted	76,638	76,844	146,023

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$116,274	$183,270	$236,988
Other comprehensive income (loss)
Unrealized (loss) gain on derivative contracts	(9,133)	27,908	10,893
Realized loss on derivative contracts	—	—	(1,643)
Reclassification of other comprehensive (income) loss to interest expense	(10,642)	(31,779)	(35,605)
Other comprehensive (loss) income	(19,775)	(3,871)	(26,355)
Comprehensive income	96,499	179,399	210,633
Comprehensive income attributable to noncontrolling interests	(33,899)	(69,093)	(71,649)
Comprehensive income attributable to National Storage Affiliates Trust	$62,600	$110,306	$138,984

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

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Repurchase of common shares	—	—	(7,400,322)	(74)	(275,166)	—	—	—	(275,240)
Effect of changes in ownership for consolidated entities	—	—	—	—	(1,964)	—	(4,619)	6,583	—
Equity-based compensation expense	—	—	—	—	447	—	—	7,863	8,310
Issuance of restricted common shares	—	—	9,413	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(5,262)	—	(123)	—	—	—	(123)
Equity offering costs	—	—	—	—	(895)	—	—	—	(895)
Preferred share dividends	—	—	—	—	—	(20,445)	—	—	(20,445)
Common share dividends	—	—	—	—	—	(171,818)	—	—	(171,818)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(134,489)	(134,489)
Other comprehensive loss	—	—	—	—	—	—	(1,212)	(2,659)	(3,871)
Net income	—	—	—	—	—	111,518	—	71,752	183,270
Balances, December 31, 2024	14,695,458	$340,895	76,344,661	$763	$1,249,426	$(530,652)	$15,548	$687,367	$1,763,347
Issuance of preferred shares upon redemption of preferred units	9,387	235	—	—	(57)	—	—	(178)	—
Redemptions of OP units	—	—	735,035	8	7,666	—	69	(15,677)	(7,934)
Effect of changes in ownership for consolidated entities	—	—	—	—	(5,177)	—	(18)	5,195	—
Equity-based compensation expense	—	—	—	—	423	—	—	11,771	12,194
Issuance of restricted common shares	—	—	16,968	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(6,930)	—	(110)	—	—	—	(110)
Equity offering costs	—	—	—	—	(210)	—	—	—	(210)
Preferred share dividends	—	—	—	—	—	(20,462)	—	—	(20,462)
See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(dollars in thousands, except share amounts)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	in Excess of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Common share dividends	—	—	—	—	—	(174,909)	—	—	(174,909)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(134,632)	(134,632)
Other comprehensive loss	—	—	—	—	—	—	(11,183)	(8,592)	(19,775)
Net income	—	—	—	—	—	73,783	—	42,491	116,274
Balances, December 31, 2025	14,704,845	$341,130	77,089,734	$771	$1,251,961	$(652,240)	$4,416	$587,745	$1,533,783

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$116,274	$183,270	$236,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,320	189,855	221,993
Amortization of debt issuance costs	6,352	6,487	6,535
Amortization of debt discount and premium, net	(470)	(610)	(561)
Gain on sale of self storage properties	(16,293)	(63,841)	(63,910)
Other	—	323	969
Equity-based compensation expense	12,194	8,310	6,679
Equity in losses (earnings) of unconsolidated real estate ventures	7,327	16,075	(7,553)
Distributions from unconsolidated real estate ventures	20,256	23,307	23,635
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	7,625	2,141	1,226
Accounts payable and accrued liabilities	(3,909)	5,321	12,228
Deferred revenue	(175)	(7,573)	3,347
Net Cash Provided by Operating Activities	338,501	363,065	441,576
INVESTING ACTIVITIES
Acquisition of self storage properties	(23,770)	(64,577)	(48,725)
Capital expenditures	(38,687)	(18,651)	(34,230)
Deposits and advances for self storage property and other acquisitions	(172)	(198)	—
Investment in unconsolidated real estate ventures	(12,849)	(74,215)	—
Expenditures for corporate furniture, equipment and other	(561)	(1,923)	(1,318)
Acquisition of intangible assets from our former PROs	—	(32,741)	(16,924)
Other	—	908	—
Net proceeds from sale of self storage properties	95,894	616,812	262,302
Net Cash Provided by Investing Activities	19,855	425,415	161,105
FINANCING ACTIVITIES
Borrowings under debt financings	635,800	1,270,000	1,318,815
Redemption of OP equity	(7,934)	(9,504)	—
Repurchase of common shares	—	(275,195)	(310,152)
Principal payments under debt financings	(680,384)	(1,479,536)	(1,210,630)
Payment of dividends to common shareholders	(174,909)	(171,818)	(190,907)
Payment of dividends to preferred shareholders	(20,462)	(20,445)	(19,019)
Distributions to noncontrolling interests	(134,056)	(134,614)	(141,474)
Debt issuance costs	(2,943)	(3,609)	(3,820)
Equity offering costs	(583)	(699)	—
Net Cash Used in Financing Activities	(385,471)	(825,420)	(557,187)
(Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(27,115)	(36,940)	45,494

See notes to consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(dollars in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of year	50,753	87,693	42,199
End of year	$23,638	$50,753	$87,693

Supplemental Cash Flow Information
Cash paid for interest	$156,296	$145,414	$143,622
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in investment activity:
Issuance of Series A-1 preferred units, OP units, LTIP units, and subordinated performance units	$—	$—	$67,266
Issuance of Series B preferred shares	—	—	113,129
Other net liabilities assumed	117	296	185
Internalization of PRO structure
Issuance of OP units for acquisition of intangible assets from our former PROs	—	62,311	—
Change in accrued capital spending	(1,071)	957	1,260

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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 MSAs in the United States. Pursuant to the operating partnership's Fourth Amended and Restated Agreement of Limited Partnership (the "LP Agreement"), the Company's operating partnership is authorized to issue preferred units, Class A Units ("OP units") and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated limited partnership subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units").
The Company owned, managed and controlled 801 of its consolidated self storage properties in 33 states and Puerto Rico with approximately 51.1 million rentable square feet in approximately 403,000 storage units as of December 31, 2025, excluding three properties classified as held for sale that were sold to a third party in January 2026.
As of December 31, 2025, the Company also managed through its property management platform an additional portfolio of 262 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 18.2 million rentable square feet, configured in approximately 145,000 storage units and located across 24 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures that the company manages.
As of December 31, 2025, in total, the Company operated and held ownership interests in 1,063 self storage properties located across 37 states and Puerto Rico with approximately 69.4 million rentable square feet in approximately 548,000 storage units.
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

Table of Content
As of December 31, 2025, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 DownREIT partnerships that are considered VIEs, which owned 49 self storage properties. The net book value of the real estate owned by these VIEs was $395.8 million and $407.1 million as of December 31, 2025 and December 31, 2024, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $172.9 million and $172.9 million as of December 31, 2025 and December 31, 2024, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. As of December 31, 2025, the Company had $14.5 million of self storage properties classified as held for sale, consisting of three self storage properties that were sold to an unaffiliated third party in January 2026. There were no self storage properties classified as held for sale as of December 31, 2024.
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
The Company has tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company's tenants. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $22.7 million, $22.9 million and $24.1 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks and other retail merchandise at its properties. During the years ended December 31, 2025, 2024 and 2023, the Company recognized retail sales of $1.5 million, $1.9 million and $2.3 million, respectively.

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
With respect to the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture (each as defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees for the 2016 Joint Venture, 2018 Joint Venture and 2023 Joint Venture are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. The property management fees for the 2024 Joint Venture are equal to 4% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate venture. With respect to the 2016 Joint Venture, the 2023 Joint Venture and 2024 Joint Venture, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues. During the years ended December 31, 2025, 2024 and 2023, the Company recognized property management fees, call center fees and platform fees of $18.8 million, $18.3 million and $16.8 million, respectively.
The Company also earns acquisition fees for properties acquired by the 2016 Joint Venture, the 2018 Joint Venture, 2023 Joint Venture and the 2024 Joint Venture. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the years ended December 31, 2025, 2024 and 2023, the Company recognized acquisition fees of $0.3 million, $0.6 million and $0, respectively.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company's consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company's wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in the Company's unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $28.0 million, $22.8 million and $17.2 million, respectively, of revenue related to these activities.
Advertising Costs
The Company incurs advertising costs primarily attributable to internet, directory and other advertising. Advertising costs are included in property operating expenses in the accompanying consolidated statements of operations. These costs are expensed in the period in which the cost is incurred. The Company incurred advertising costs of $20.0 million, $15.0 million and $15.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
On June 25, 2014, the Company formed NSA TRS, LLC ("NSA TRS"), a Delaware limited liability company. The Company has elected to treat NSA TRS as a TRS, and consequently, NSA TRS is subject to U.S. federal and state corporate income taxes. Deferred tax assets and liabilities are recognized to the extent of any differences between the financial reporting and tax bases of assets and liabilities. No material deferred tax assets and liabilities were recorded as of December 31, 2025 and 2024.
The Company did not have any unrecognized tax benefits related to uncertain tax positions as of December 31, 2025 and 2024. Future amounts of accrued interest and penalties, if any, related to uncertain tax positions will be recorded as a component of income tax expense. The Company does not expect that the amount of unrecognized tax benefits will change significantly in the next 12 months.
The Company's material taxing jurisdiction is the U.S. federal jurisdiction; the 2022 tax year is the earliest period that remains open to examination by these taxing jurisdictions.
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
Investments in Unconsolidated Real Estate Ventures
The Company's investments in its unconsolidated real estate ventures are recorded under the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the Company's investments in unconsolidated real estate ventures are stated at cost and adjusted for the Company's share of net earnings or losses and reduced by distributions. Equity in earnings (losses) is recognized based on the Company's ownership interest in the earnings (losses) of the unconsolidated real estate ventures. The Company follows the "nature of the distribution approach" for classification of distributions from its unconsolidated real estate ventures in its consolidated statements of cash flows. Under this approach, distributions are reported on the basis of the nature of the activity or activities that generated the distributions as either a return on investment, which are classified as operating cash flows, or a return of investment (e.g., proceeds from the unconsolidated real estate ventures' sale of assets) which are reported as investing cash flows.
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
Goodwill
Goodwill represents the costs of business acquisitions in excess of the fair value of identifiable net assets acquired. The Company evaluates goodwill for potential impairment annually, or whenever impairment indicators are present. The Company determined that there was no impairment to goodwill during the years ended December 31, 2025 and 2024.
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
Internalization of PRO Structure
The Company completed the internalization of its PRO structure on July 1, 2024. As a result of the internalization, the Company purchased certain of each PRO's assets, which included each PRO's asset management and property management contracts (collectively, the "management contracts"), certain of each PRO's intellectual property and brands ("PRO IP") and certain rights related to certain PROs' tenant insurance programs (collectively, along with the management contracts and PRO IP, the "PROs' intangible assets"). The Company has executed new asset management and property management agreements with a number of the former participating regional operators ("former PROs") for all or a part of this transitionary period at newly negotiated management fees. As of December 31, 2025, substantially all of the former PROs' operations have transitioned to the Company.

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
Recently Issued Accounting Pronouncements
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
3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
Series A Preferred Shares
The 6.000% cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") rank senior to the Company's common shares with respect to dividend rights and rights upon its liquidation, dissolution or winding up. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares became redeemable by the Company in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The increase in Series A Preferred Shares outstanding from December 31, 2024 to December 31, 2025, was due to the issuance of 9,387 Series A Preferred Shares upon the redemption of an equivalent number of 6.000% Series A-1 Cumulative Redeemable Preferred Units ("Series A-1 preferred units"). As of December 31, 2025, the Company had 9,036,717 Series A Preferred Shares issued and outstanding.
Series B Preferred Shares
On March 15, 2023, the Company classified 7,000,000 of the Company's authorized but unissued preferred shares of beneficial interest as 6.000% Series B Cumulative Redeemable Preferred Shares ("Series B Preferred Shares"). The Series B Preferred Shares rank senior to the Company's common shares of beneficial interest, and on parity with the Company's Series A Preferred Shares and any future equity shares that the Company may later authorize or issue and that by their terms are on parity with the Series B Preferred Shares, and junior to any other class of the Company's shares expressly designated as ranking senior to the Series B Preferred Shares. The Series B Preferred Shares have a per share liquidation preference of $25.00 per share and receive distributions at an annual rate of 6.000%. These distributions are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year, beginning on June 30, 2023. The first dividend was a pro rata dividend from and including March 16, 2023, to and including June 30, 2023. Generally, Series B Preferred Shares are not redeemable by the Company prior to September 15, 2043. As of December 31, 2025, the Company had 5,668,128 Series B Preferred Shares issued and outstanding.

Table of Content
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
At the Market ("ATM") Program
On November 19, 2024, the Company and its operating partnership entered into a sales agreement with certain sales agents, forward sellers and forward purchasers, pursuant to which the Company may sell from time to time up to $400.0 million of the Company's common shares in sales deemed to be "at the market offerings" (the "sales agreement"). The sales agreement contemplates that, in addition to the issuance and sale by the Company of offered shares to or through the sale agents, the Company may enter into separate forward sale agreements with any forward purchaser. If the Company enters into a forward sale agreement with any forward purchaser, such forward purchaser will attempt to borrow from third parties and sell, through the related agent, acting as sales agent for such forward purchaser (each, a "forward seller"), offered shares, in an amount equal to the offered shares subject to such forward sale agreement, to hedge such forward purchaser's exposure under such forward sale agreement. The Company may offer the common shares through the agents, as the Company's sales agents, or, as applicable, as forward seller, or directly to the agents or forward sellers, acting as principals, by means of, among others, ordinary brokers' transactions on the NYSE or otherwise at market prices prevailing at the time of sale or at negotiated prices. Entry into the sales agreement constituted a termination of the previous sales agreement dated February 27, 2019, which had $169.1 million remaining when terminated.
During the years ended December 31, 2025 and 2024, the Company did not sell any common shares through either ATM program. As of December 31, 2025, the Company had $400.00 million capacity remaining under its ATM Program.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares from time to time. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. During the year ended December 31, 2025, the Company did not repurchase any common shares and has remaining capacity of approximately $350.3 million.
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

Table of Content
As of December 31, 2025 and 2024, units reflecting noncontrolling interests consisted of the following:

	December 31,
	2025	2024
Series A-1 preferred units	1,193,211	1,202,598
OP units	51,321,262	52,173,489
LTIP units	850,663	794,926
DownREIT units
DownREIT OP units	5,769,214	5,769,214
Total	59,134,350	59,940,227
Series A-1 Preferred Units
The Series A-1 preferred units rank senior to OP units and subordinated performance units in the Company's operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company's option in cash in an amount equal to the market value of an equivalent number of the Company's 6.000% Series A Preferred Shares or the issuance of 6.000% Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The decrease in Series A-1 preferred units outstanding from December 31, 2024 to December 31, 2025 was due to the redemption of 9,387 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
OP Units and DownREIT OP units
OP units in the Company's operating partnership are redeemable for cash or, at the Company's option, exchangeable for common shares on a one-for-one basis, and DownREIT OP units are redeemable for cash or, at the Company's option, exchangeable for OP units in its operating partnership on a one-for-one basis, subject to certain adjustments in each case. The holders of OP units are generally not entitled to elect redemption until one year after the issuance of the OP units. The holders of DownREIT OP units are generally not entitled to elect redemption until five years after the date of the contributor's initial contribution, and certain DownREIT OP units maybe subject to additional redemption restrictions based on the terms of their issuance.
The decrease in OP units outstanding from December 31, 2024 to December 31, 2025 was due to the redemption of 735,035 OP units for an equal number of common shares and the redemption of 261,430 OP units for cash, partially offset by the conversion of 144,238 LTIP units into an equivalent number of OP units.
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
The increase in LTIP units outstanding from December 31, 2024 to December 31, 2025 was due to the issuance of 199,975 compensatory LTIP units to employees and trustees, net of forfeitures. This increase was partially offset by the conversion of 144,238 LTIP units into an equivalent number of OP units.

4. SELF STORAGE PROPERTIES
Self storage properties, excluding properties classified as held for sale, are summarized as follows (dollars in thousands):

	December 31,
	2025	2024
Land	$1,031,235	$1,047,416
Buildings and improvements	4,771,184	4,804,789
Furniture and equipment	12,435	11,929
Total self storage properties	5,814,854	5,864,134
Less accumulated depreciation	(1,213,537)	(1,051,638)
Self storage properties, net	$4,601,317	$4,812,496
Depreciation expense related to self storage properties amounted to $179.0 million, $181.3 million and $210.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2024 Joint Venture
As of December 31, 2025, the Company's unconsolidated real estate venture, formed in February 2024 with an affiliate of Heitman Capital Management LLC (the "2024 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 56 self storage properties located across seven states, consisting of approximately 3.2 million rentable square feet configured in approximately 24,000 storage units.
2023 Joint Venture
During the year ended December 31, 2025, the 2023 Joint Venture acquired three self storage properties, consisting of approximately 214,000 rentable square feet configured in approximately 1,600 storage units for approximately $50.0 million. The 2023 Joint Venture financed the acquisitions with capital contributions from the 2023 JV Members, of which the Company contributed approximately $12.5 million.
As of December 31, 2025, the Company's unconsolidated real estate venture, formed in December 2023 with a state pension fund advised by Heitman Capital Management LLC (the "2023 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 21 self storage properties containing approximately 1.4 million rentable square feet, configured in approximately 9,000 storage units and located across five states.
2018 Joint Venture
As of December 31, 2025, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of December 31, 2025, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
The Company's investments in the 2016 Joint Venture, 2018 Joint Venture, 2023 Joint Venture and 2024 Joint Venture are accounted for using the equity method of accounting and are included in investment in unconsolidated real estate ventures in the Company's consolidated balance sheets. The Company's earnings from its investments in the 2016 Joint Venture, 2018 Joint Venture, 2023 Joint Venture and 2024 Joint Venture are presented in equity in earnings of unconsolidated real estate ventures on the Company's consolidated statements of operations.

The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31,
	2025	2024
ASSETS
Self storage properties, net	$2,762,740	$2,700,632
Less accumulated depreciation	(525,006)	(445,006)
Self storage properties, net	2,237,734	2,255,626
Other assets	35,836	43,513
Total assets	$2,273,570	$2,299,139
LIABILITIES AND EQUITY
Debt financing	$1,214,325	$1,213,169
Other liabilities	33,068	37,206
Equity	1,026,177	1,048,764
Total liabilities and equity	$2,273,570	$2,299,139

The following table presents the combined condensed operating information of the Company's unconsolidated real estate ventures for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenue	$249,185	$242,480	$214,292
Property operating expenses	(86,201)	(76,558)	(59,740)
Supervisory, administrative and other expenses	(16,182)	(15,822)	(14,146)
Depreciation and amortization	(82,928)	(82,878)	(68,333)
Interest expense	(54,685)	(53,063)	(41,665)
Non-operating income (expense)	929	(677)	(459)
Net income	$10,118	$13,482	$29,949

6. SELF STORAGE PROPERTY ACQUISITIONS AND DISPOSITIONS
Acquisitions
The Company acquired four self storage properties and two annexes to existing properties with an estimated fair value of $24.9 million during the year ended December 31, 2025 and seven self storage properties and annexes to existing properties with an estimated fair value of $64.9 million during the year ended December 31, 2024. All of these acquisitions, during the year ended December 31, 2025 and 2024, were acquired by the Company from unaffiliated third parties.
The self storage property acquisitions were accounted for as asset acquisitions and accordingly, during the years ended December 31, 2025 and 2024, $0.2 million and $0.3 million, respectively, of transaction costs related to the acquisitions were capitalized as part of the basis of the acquired properties. The Company recognized the estimated fair value of the acquired assets and assumed liabilities on the respective dates of such acquisitions. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $0.6 million and $1.4 million during the years ended December 31, 2025 and 2024, respectively, resulting in a total fair value of $24.3 million and $63.5 million allocated to real estate during the years ended December 31, 2025 and 2024, respectively.

The following table summarizes, by calendar quarter, the investments in self storage property acquisitions completed by the Company during the years ended December 31, 2025 and 2024 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment(1)
	Number of Properties	Cash and Acquisition Costs	Value of Equity	Other Liabilities/ (Other Assets)	Total

March 31, 2025	3	$12,434	$—	$1,060	$13,494
June 30, 2025	1	11,328	—	48	11,376
September 30, 2025	—	—	—	—	—
December 31, 2025	—	—	—	—	—
Total	4	$23,762	$—	$1,108	$24,870

March 31, 2024	—	$—	$—	$—	$—
June 30, 2024	3	25,063	—	174	25,237
September 30, 2024	—	—	—	—	—
December 31, 2024	4	39,514	—	122	39,636
Total	7	$64,577	$—	$296	$64,873
(1)Investment amounts include investments classified as annexes to existing properties.
The results of operations for these self storage acquisitions are included in the Company's consolidated statements of operations beginning on the respective closing date for each acquisition. The accompanying consolidated statements of operations includes aggregate revenue of $0.4 million and operating expenses of $0.4 million related to the four self storage properties acquired during the year ended December 31, 2025. For the year ended December 31, 2024, the accompanying consolidated statements of operations includes aggregate revenue of $1.5 million and operating expenses of $1.4 million related to the seven self storage properties acquired during such period.
Dispositions
During the year ended December 31, 2025, the Company sold 15 self storage properties to unaffiliated third parties for net proceeds of $96.9 million. The Company recorded a net gain on the dispositions of $16.3 million.
For the year ended December 31, 2024, the Company sold 40 self storage properties to unaffiliated third parties for net proceeds of $273.1 million and contributed 56 self storage properties to the 2024 Joint Venture for net cash proceeds of $343.7 million. The Company recorded a net gain on the dispositions of $63.8 million.
Assets Held for Sale
As of December 31, 2025, the Company classified as held for sale three self storage properties that were sold to a third party in January 2026.

7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	December 31,
	2025	2024
Customer in-place leases, net of accumulated amortization of $444 and $380, respectively	$154	$1,058
Receivables:
Trade, net	6,347	8,689
Tenant insurance and other	8,174	10,169
Receivable from unconsolidated real estate ventures	3,510	8,057
Property acquisition deposits	50	198
Interest rate swaps	6,237	22,596
Prepaid expenses and other	12,240	11,392
Corporate furniture, equipment and other, net	2,396	2,916
Trade name	12,256	12,256
Management contracts, net of accumulated amortization of $12,581 and $9,117, respectively	39,384	42,848
Tenant reinsurance intangible assets, net of accumulated amortization of $9,912 and $6,264, respectively	86,473	90,121
Goodwill	8,182	8,182
Total	$185,403	$218,482
Amortization expense related to customer in-place leases amounted to $1.6 million, $2.1 million and $8.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company measured the fair value of the trade name, which has an indefinite life and is not amortized, using the relief from royalty method at acquisition.
The management contract assets and tenant reinsurance intangible assets are charged to amortization expense on a straight-line basis over 15 years and 25 years, respectively, which represent the useful lives of the intangible assets determined by the Company. Amortization expense related to the management contracts and other intangibles amounted to $4.0 million, $3.2 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023 respectively. Amortization expense related to the tenant reinsurance intangible assets amounted to $3.6 million, $2.4 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023 respectively.
Future Intangible Asset Amortization
As of December 31, 2025, the estimated aggregate amortization expense for the Company's customer in-place leases, management contracts and tenant reinsurance intangible assets for the succeeding five years are as follows (in thousands):

Year Ending December 31,	Total Aggregate Estimated Amortization Expense
2026	$7,266
2027	7,112
2028	7,112
2029	7,112
2030	7,112
Thereafter	90,297
Total	$126,011

8. DEBT FINANCING
The Company's outstanding debt as of December 31, 2025 and 2024 is summarized as follows (dollars in thousands):

		December 31,
	Interest Rate(1)	2025	2024
Credit Facility:
Revolving line of credit	5.11%	$400,900	$443,300
Term loan D	4.01%	275,000	275,000
Term loan E	4.92%	130,000	130,000
2028 Term loan facility	4.17%	75,000	75,000
April 2029 Term loan facility	3.77%	100,000	100,000
June 2029 Term loan facility	5.07%	285,000	285,000
May 2026 Senior Unsecured Notes	2.16%	35,000	35,000
October 2026 Senior Unsecured Notes	6.46%	65,000	65,000
July 2028 Senior Unsecured Notes	5.75%	120,000	120,000
September 2028 Senior Unsecured Notes	5.40%	75,000	75,000
October 2028 Senior Unsecured Notes	6.55%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
October 2030 Senior Unsecured Notes	6.66%	35,000	35,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
September 2031 Senior Unsecured Notes	5.55%	125,000	125,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
October 2033 Senior Unsecured Notes	6.73%	50,000	50,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2034 Senior Unsecured Notes	5.74%	150,000	150,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.54%	198,608	200,793
Total principal		3,414,508	3,459,093
Unamortized debt issuance costs and debt premium, net		(9,406)	(10,006)
Total debt		$3,405,102	$3,449,087
(1)Represents the effective interest rate as of December 31, 2025. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.

Credit Facility
On January 3, 2023, the operating partnership, as borrower, the Company, and certain of the operating partnership's subsidiaries, as subsidiary guarantors, entered into a third amended and restated credit agreement with KeyBank National Association, as administrative agent, and a syndicated group of lenders party thereto. As of December 31, 2025, the Company's unsecured credit facility provided for total borrowing capacity of $1.355 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $950.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $275.0 million tranche D term loan facility (the "Term Loan D") and (iii) a $130.0 million tranche E term loan facility (the "Term Loan E"). During the year ended December 31, 2024, the Company repaid the remaining $145.0 million of the tranche B term loan facility (the "Term Loan B") and the $325.0 million tranche C term loan facility (the "Term Loan C"). As of December 31, 2025, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total credit facility of $1.900 billion.
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
Interest rates applicable to loans under the credit facility are, as elected by the Company at the beginning of any applicable interest period, determined based on (i) a 1, 3 or 6 month Term SOFR period ("Term SOFR Loans") plus an applicable margin, (ii) an adjusted daily simple SOFR rate ("Daily Simple SOFR Loans", and together with Term SOFR Loans, "SOFR Loans") plus an applicable margin, or (iii) a base rate determined by the greatest of the Key Bank prime rate, the federal funds rate plus 0.50%, one month Term SOFR plus 1.00%, and 1.00% ("base rate loans"), plus an applicable margin. The applicable margins for the credit facility are leverage based and range from 1.10% to 1.80% for SOFR Loans and 0.10% to 0.80% for base rate loans; provided that after such time as the Company achieves an investment grade rating as defined in the credit facility, the Company may elect (but is not required to elect) (a "credit rating pricing election") that the credit facility be subject to applicable margins ranging from 0.725% to 1.65% for SOFR Loans and 0.00% to 0.65% for base rate loans. The Company is also required to pay usage based fees ranging from 0.15% to 0.20% with respect to the unused portion of the Revolver; provided that if the Company makes a credit rating pricing election, the Company will be required to pay rating based fees ranging from 0.125% to 0.300% with respect to the entire Revolver in lieu of any usage based fees.
The Company has entered into interest rate swap agreements which fix the interest rates through maturity for Term Loan D and Term Loan E. As of December 31, 2025, Term Loan D and Term Loan E had effective interest rates of 4.01% and 4.92% respectively.
As of December 31, 2025, the Company had outstanding letters of credit totaling $7.0 million and would have had the capacity to borrow remaining Revolver commitments of $542.1 million while remaining in compliance with the credit facility's financial covenants described in the following paragraph.
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

In addition, the terms of the credit facility contain customary affirmative and negative covenants that, among other things, limit the Company's ability to make distributions or certain investments, incur debt, incur liens and enter into certain transactions. The Company is required to comply with the same financial covenants under the 2028 Term Loan Facility, the April 2029 Term Loan Facility, the June 2029 Term Loan Facility and the Senior Unsecured Notes (as defined below) as it does with the credit facility. At December 31, 2025, the Company was in compliance with all such covenants.
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
Interest rates applicable to loans under the 2028 Term Loan Facility are payable during such periods as such loans are SOFR loans, at the applicable SOFR based on a 1, 3 or 6 month Term SOFR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, and during the period that such loans are base rate loans, at the base rate under the 2028 Term Loan Facility in effect from time to time plus an applicable margin. The base rate under the 2028 Term Loan Facility is equal to the greatest of the Huntington National Bank prime rate, the federal funds rate plus 0.50% or one month Term SOFR plus 1.00%. The applicable margin for the 2028 Term Loan Facility is leverage-based and ranges from 1.10% to 1.55% for SOFR loans and 0.10% to 0.55% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the 2028 Term Loan Facility is subject to the rating based on applicable margins ranging from 0.80% to 1.60% for SOFR Loans and 0.00% to 0.60% for base rate loans.
On January 2, 2019, the Company also entered into an interest rate swap agreement with a notional amount of $75.0 million that matures in December 2028 fixing the interest rate of the 2028 Term Loan Facility at an effective interest rate of 4.17%.
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
Interest rates applicable to loans under the April 2029 Term Loan Facility are payable during such periods as such loans are SOFR loans, at the applicable SOFR based on a 1, 3 or 6 month Term SOFR period (as elected by the Company at the beginning of any applicable interest period) plus an applicable margin, and during the period that such loans are base rate loans, at the base rate under the April 2029 Term Loan Facility in effect from time to time plus an applicable margin. The base rate under the April 2029 Term Loan Facility is equal to the greatest of the BMO Harris Bank prime rate, the federal funds rate plus 0.50% or one month Term SOFR plus 1.00%. The applicable margin for the April 2029 Term Loan Facility is leverage-based and ranges from 1.10% to 1.55% for SOFR loans and 0.10% to 0.55% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the 2029 Term Loan Facility be subject to rating-based margins ranging from 0.80% to 1.60% for SOFR Loans and 0.00% to 0.60% for base rate loans.
On April 24, 2019, the Company also entered into an interest rate swap agreement with a notional amount of $100.0 million that matures in April 2029 fixing the interest rate of the April 2029 Term Loan Facility at an effective interest rate of 3.77%.

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
Interest rates applicable to loans under the June 2029 Term Loan Facility are payable monthly in arrears on the first day of each month at either a base rate plus applicable margin or Term SOFR plus applicable margin. The base rate is the greater of (i) prime rate, (ii) 0.50% plus the Federal Funds Effective Rate, and (iii) 1.0% plus the adjusted term secured overnight financing rate ("SOFR"). The applicable margin for the June 2029 Term Loan Facility is leverage and credit rating-based and ranges from 1.10% to 1.55% for SOFR based loans and 0.10% to 0.55% for base rate loans; provided that after such time as the Company achieves an investment grade rating from at least two rating agencies, the Company may elect (but is not required to elect) that the June 2029 Term Loan Facility be subject to rating-based margins ranging from 0.80% to 1.60% for SOFR based loans and 0.00% to 0.60% for base rate loans.
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
On December 1, 2022, the Company entered into an interest rate swap agreement with a notional amount of $285.0 million that matures in June 2029 fixing the interest rate of the June 2029 Term Loan Facility at an effective interest rate of 5.07%.
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
Future Debt Maturities
Based on existing debt agreements in effect as of December 31, 2025, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (dollars in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Premium Amortization and Unamortized Debt Issuance Costs	Total
2026	$377,322	$(2,891)	$374,431
2027	618,269	(2,236)	616,033
2028	460,624	(1,939)	458,685
2029	487,789	(844)	486,945
2030	262,964	(376)	262,588
Thereafter	1,207,540	(1,120)	1,206,420
	$3,414,508	$(9,406)	$3,405,102

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
On May 13, 2024, the National Storage Affiliates Trust 2024 Equity Incentive Plan (the "2024 Plan") was approved by the shareholders, which authorizes the Company's compensation, nominating, and corporate governance committee to grant options, share appreciation rights, restricted shares, restricted share units, phantom shares, dividend equivalent rights, restricted long-term incentive plan units, cash-based awards, other restricted limited partnership units issued by its operating partnership and other equity-based compensation. A total of 3,250,000 Company common shares are reserved for grant under the 2024 Plan and a maximum of 3,250,000 Common Shares may be issued (or deemed issued) under the 2024 Plan. The 2024 Plan will expire on May 13, 2034, provided, however, that the Board may terminate the 2024 Plan at any time prior to that date.
As of December 31, 2025, the Company did not have outstanding under its equity compensation plan, any options, warrants or rights to purchase the Company's common shares.
LTIP Units
Through December 31, 2025, an aggregate of 2,474,710 LTIP units have been issued under the 2013 Plan, 1,830,474 LTIP units have been issued under the 2015 Plan, 459,171 LTIP units have been issued under the 2024 Plan, and 373,353 LTIP units have been issued under the LP Agreement. Some of the granted LTIP units vested immediately or upon completion of the Company's initial public offering. Others vest along a schedule at certain times through March 1, 2028.
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
Compensation expense related to compensatory LTIP units granted to members of the Company's senior management team, the Company's independent trustees, advisers, consultants and other personnel is included in general and administrative expense in the accompanying consolidated statements of operations. Total compensation cost recognized for the compensatory LTIP unit awards was $11.8 million, $7.9 million and $6.3 million for the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, total unvested compensation cost not yet recognized was $8.5 million. The Company expects to recognize this compensation cost over a period of approximately 2.2 years. If the grantee has a termination of service for any reason during the vesting period, the unvested LTIP units will be forfeited subject to certain limited exceptions.

Time-based LTIP unit awards are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant. The following table summarizes activity for the time-based LTIP unit awards, including the time-based portion of the special one-time transaction LTIP Units issued in connection with the completion of the Company's previously disclosed internalization of its PRO structure, as described below, for the years ended December 31, 2025, 2024 and 2023:

	Time-Based LTIP Unit Awards
	2025		2024		2023
	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value	Number of LTIP units	Weighted Average Grant-Date Fair Value
Outstanding unvested at beginning of year	242,262	$37.39	177,799	$41.07	132,414	$48.35
Granted	119,395	36.74	166,526	40.80	129,933	39.55
Vested	(108,166)	41.39	(97,482)	41.21	(84,548)	45.39
Forfeited	—	—	(4,581)	37.61	—	—
Unvested at end of year	253,491	$38.86	242,262	$37.39	177,799	$41.07
The aggregate weighted average grant-date fair value of the time-based LTIP unit awards that vested during the years ended December 31, 2025, 2024 and 2023 was $4.5 million, $4.0 million and $3.8 million, respectively.
The following table summarizes activity for the performance-based LTIP unit awards granted during the year ended December 31, 2025, 2024 and 2023, including the minimum, target and maximum number of LTIP units that may be earned upon the achievement of the performance criteria measured over the period of three years from the grant date.

	Performance-Based LTIP Unit Awards
	Minimum	Target	Maximum	Weighted Average Grant-Date Fair Value
Outstanding unvested at December 31, 2022	—	143,474	286,936	$44.99
Granted	—	74,162	148,324	42.28
Vested	—	(21,916)	(43,832)	19.27
Forfeited	—	(31,923)	(63,835)	16.85
Outstanding unvested at December 31, 2023	—	163,797	327,593	$23.42
Granted	—	70,183	140,365	48.80
Vested	—	(29,664)	(44,134)	22.93
Forfeited	—	(27,982)	(71,156)	19.98
Outstanding unvested at December 31, 2024	—	176,334	352,668	$24.57
Granted	—	80,404	160,808	22.19
Vested	—	—	—	—
Forfeited	—	(40,114)	(80,228)	30.83
Outstanding unvested at December 31, 2025	—	216,624	433,248	$22.53
The aggregate weighted average grant-date fair value of the performance-based LTIP unit awards that vested during the year ended December 31, 2025, 2024 and 2023 was $0, $1.0 million and $0.5 million, respectively. The fair value of the performance-based LTIP unit awards, which have a market condition, is estimated on the date of grant using a Monte Carlo simulation. The simulation requires assumptions for expected volatility, risk-free rate of return, and dividend yield. The following table summarizes the assumptions used to value the performance-based LTIP unit awards granted during the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Risk-free interest rate	4.49%	4.15%	4.22%
Dividend yield	6.01%	5.40%	6.09%
Expected volatility	30.19%	27.91%	35.39%
Internalization Award Grants
On December 2, 2024, the Company granted 130,703 special one-time transaction LTIP Units to certain officers in connection with the completion of the Company's previously disclosed internalization of its PRO structure. Compensation expense related to these awards is included in acquisition and integration costs and general and administrative expense in the accompanying consolidated statements of operations. Total compensation cost recognized for these LTIP unit awards was $4.2 million and $0.4 million for the years ended December 31, 2025 and 2024. These LTIP Units had a weighted average grant-date fair value of $43.13 based on the closing share price of the Company's common shares on November 15, 2024. 60% of each award is comprised of performance-based LTIP units, which are set to vest on December 2, 2025, upon the satisfaction of the following metrics, with one-third of the performance-based LTIP Units associated with each metric: (1) achievement of certain predetermined annualized recurring general and administrative expenses savings, (2) migration of certain properties managed by the Company's former PROs onto the Company's management platforms by no later than June 30, 2025, and (3) successful completion of the internalization, subject to the conditions set forth in the LTIP unit award agreements for each officer. 40% of each award is comprised of time-based LTIP units, which will vest on December 2, 2026, subject to the conditions set forth in the LTIP unit award agreements for each officer. These time-based LTIP units are included in the table summarizing activity for the time-based LTIP unit awards above. As of December 31, 2025, all performance-based LTIP units associated with these awards have vested. The aggregate weighted average grant-date fair value of all performance-based LTIP units associated with these awards that vested during the year ended December 31, 2025 was $3.4 million.
Acquisition Consideration Grants
On December 31, 2013, the Company granted 1,683,560 LTIP units under the 2013 Plan and on January 23, 2020 the Company granted 28,894 LTIP units under the LP Agreement as part of the consideration for self storage property acquisitions and contributions. The following table summarizes activity for acquisition grants during the years ended December 31, 2025, 2024 and 2023:

Total LTIP units
Total unvested units, December 31, 2022	252,894
Units vested in 2023 related to properties contributed or sourced by PROs	(15,600)
Units forfeited in 2022	(28,894)
Total unvested units, December 31, 2023	208,400
Units vested in 2024	—
Units forfeited in 2024	(208,400)
Total unvested units, December 31, 2024	—
Units vested in 2025	—
Units forfeited in 2025	—
Total unvested units, December 31, 2025	—
As of December 31, 2025, no unvested LTIP units remain that are tied to the contribution or sourcing of additional self storage properties.
Restricted Common Shares
Through December 31, 2025, an aggregate of 155,610 restricted common shares have been issued under the 2015 Plan and 17,495 restricted common shares have been issued under the 2024 Plan. These restricted common shares vest over a period of approximately 2.7 years. Restricted common shares are granted with a fair value equal to the closing market price of the Company's common shares on the date of grant.

The following table summarizes activity for restricted common shares for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value	Number of Restricted Common Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	18,865	$42.30	21,402	$46.65	25,435	$48.90
Granted	16,968	38.02	9,413	37.11	12,856	42.46
Vested	(8,933)	44.36	(10,001)	46.68	(12,011)	45.44
Forfeited	(3,956)	39.22	(1,949)	43.10	(4,878)	47.41
Unvested at end of year	22,944	$38.86	18,865	$42.30	21,402	$46.65
The aggregate weighted average grant-date fair value of restricted common shares that vested during the years ended December 31, 2025, 2024 and 2023 was $0.4 million, $0.5 million and $0.5 million respectively. Total compensation cost recognized for restricted common shares during the years ended December 31, 2025, 2024 and 2023 was $0.4 million, $0.4 million and $0.4 million, respectively. At December 31, 2025, total unvested compensation cost not yet recognized was $0.5 million. The Company expects to recognize this compensation cost over a period of approximately 2.7 years. If the grantee has a termination of service for any reason during the vesting period, the unvested restricted common shares will be forfeited. Compensation expense related to restricted common shares is included in general and administrative expense in the accompanying consolidated statements of operations.

10. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Earnings per common share - basic and diluted
Numerator
Net income	$116,274	$183,270	$236,988
Net income attributable to noncontrolling interests	(42,490)	(71,752)	(80,319)
Net income attributable to National Storage Affiliates Trust	73,784	111,518	156,669
Distributions to preferred shareholders	(20,462)	(20,445)	(19,019)
Distributed and undistributed earnings allocated to participating securities	(55)	(45)	(57)
Net income attributable to common shareholders - basic	53,267	91,028	137,593
Effect of assumed conversion of dilutive securities	—	—	78,196
Net income attributable to common shareholders - diluted	$53,267	$91,028	$215,789

Denominator
Weighted average shares outstanding - basic	76,638	76,844	86,846
Effect of dilutive securities:
Weighted average OP units outstanding	—	—	38,302
Weighted average DownREIT OP unit equivalents outstanding	—	—	2,120
Weighted average LTIP units outstanding	—	—	60
Weighted average subordinated performance units and DownREIT subordinated performance unit equivalents	—	—	18,695
Weighted average shares outstanding - diluted	76,638	76,844	146,023

Earnings per share - basic	$0.69	$1.18	$1.58
Earnings per share - diluted	$0.69	$1.18	$1.48
Dividends declared per common share	$2.28	$2.25	$2.23
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

LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the year ended December 31, 2025, 686,739 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
Effective as of July 1, 2024, in connection with the internalization of the PRO structure, all outstanding subordinated performance units and DownREIT subordinated performance units were converted into OP units and DownREIT OP units, respectively. For periods in which the subordinated performance units were outstanding, the Company calculated the potentially dilutive impact of such units by assuming a hypothetical conversion into OP units and DownREIT OP units and considering the GAAP income that was allocated to such units.
For the years ended December 31, 2025 and 2024, potential common shares totaling 57.8 million and 58.2 million, respectively, related to OP units, DownREIT OP units, subordinated performance units, DownREIT subordinated performance units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
Participating securities, which consist of unvested restricted common shares, receive dividends equal to those received by common shares. The effect of participating securities for the periods presented above is calculated using the two-class method of allocating distributed and undistributed earnings.
11. RELATED PARTY TRANSACTIONS
Effective July 1, 2024, in connection with the internalization of the PRO structure, the Company purchased the PROs' management contracts. As of December 31, 2025, substantially all of these operations have transitioned to the Company.
Supervisory and Administrative Fees
In connection with the internalization of the PRO structure, the Company entered into new asset management agreements with certain of its former PROs to continue to provide leasing, operating, supervisory and administrative services for certain self storage properties on a transitionary basis. These new asset management agreements generally provide for fees ranging from 4.5% to 5.5% of gross revenue for such managed self storage properties. Under the new asset management agreements with former PROs, during the years end December 31, 2025 and 2024, the Company incurred $5.2 million and $5.4 million for supervisory and administrative fees. Supervisory and administrative fees are included in general and administrative expenses in the accompanying consolidated statements of operations. From January 1, 2024 through June 30, 2024, the Company incurred $10.2 million for supervisory and administrative fees to its former PROs pursuant to their prior respective management contracts.
Payroll Services
For the self storage properties that were managed by the Company's former PROs, and pursuant to their respective management contracts and new asset management agreements, the employees responsible for operations were employees of the Company's former PROs who charged the Company for the costs associated with the respective employees. For the years end December 31, 2025 and 2024, the Company incurred $6.6 million and $7.8 million, respectively, for payroll and related costs reimbursable to these former PROs under the new asset management agreements. Such costs are included in property operating expenses in the accompanying consolidated statements of operations. From January 1, 2024 through June 30, 2024, the Company incurred $13.7 million for payroll and related costs reimbursable to its former PROs under the prior asset management agreements.

Due Diligence Costs
During the years ended December 31, 2025, 2024 and 2023, the Company incurred $0, $0 and $25,000, respectively, of expenses payable to certain of the Company's former PROs related to self storage property acquisitions sourced by the Company's former PROs. These expenses, which were based on the volume of transactions sourced by the Company's former PROs, were intended to reimburse the Company's former PROs for due diligence costs incurred in the sourcing and underwriting process. For the years ended December 31, 2025, 2024 and 2023 these due diligence costs were capitalized as part of the basis of the acquired self storage properties.
Internalization of PRO Structure
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
Real Estate Leasehold Interests
The Company has seven properties that are subject to non-cancelable leasehold interest agreements with remaining lease terms ranging from 9 to 49 years, inclusive of extension options that the Company anticipates exercising. Rent expense under these leasehold interest agreements is included in property operating expenses in the accompanying consolidated statements of operations and amounted to $1.6 million, $1.6 million and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Office Leases
The Company has entered into a non-cancelable lease agreement for its corporate office space with a remaining lease term of approximately two years. Rent expense related to this office lease is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.5 million, $0.4 million and $0.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Solar Panel Leases
During year ended December 31, 2022, the Company entered into non-cancelable lease agreements for solar panels with remaining lease terms of 17 years. Rent expense related to these solar panel leases is included in general and administrative expenses in the accompanying consolidated statements of operations and amounted to $0.2 million, $0.2 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The weighted-average remaining lease term and the weighted-average discount rate for the Company's operating leases as of December 31, 2025 are as follows:

December 31, 2025
Weighted-average remaining lease term
Real estate leasehold interests	22 years
Office lease	2 years
Solar Panels	17 years
Weighted-average remaining discount rate
Real estate leasehold interests	4.8%
Office lease	5.0%
Solar Panels	4.3%
As of December 31, 2025, the future minimum lease payments under the Company's operating leases, for which the Company is a lessee, are as follows (dollars in thousands):

Year Ending December 31,	Real Estate Leasehold Interests	Office Lease	Solar Panels	Total
2026	$1,520	$553	$165	$2,238
2027	1,536	510	165	2,211
2028	1,542	—	170	1,712
2029	1,548	—	182	1,730
2030	1,599	—	182	1,781
2031 through 2092	23,466	—	2,645	26,111
Total lease payments	$31,211	$1,063	$3,509	$35,783
Less imputed interest	(12,040)	(49)	(1,074)	(13,163)
Total	$19,171	$1,014	$2,435	$22,620

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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of December 31, 2025
Interest Rate Swaps	10	$860,000	$6,237	$4,052

As of December 31, 2024
Interest Rate Swaps	12	$1,085,000	$22,596	$471
The following table presents the effect of our derivative instruments on our consolidated financial statements (dollars in thousands):

Interest Rate Swaps Designated as Cash Flow Hedges
Fair value at December 31, 2023	$26,160
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(31,943)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income	27,908
Fair value at December 31, 2024	$22,125

Fair value at December 31, 2024	$22,125
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(10,807)
Unrealized gains (losses) and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	(9,133)
Fair value at December 31, 2025	$2,185
As of December 31, 2025 and 2024, the Company had outstanding interest rate swaps designated as cash flow hedges with aggregate notional amounts of $860.0 million and $1,085.0 million, respectively. As of December 31, 2025, the Company's swaps had a weighted average remaining term of 2.3 years.
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
The fair value of these swaps are included in other assets and liabilities in the Company's consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at December 31, 2025 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction in interest expense, approximately $1.9 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates remain above the 3.08% weighted average fixed rate under these interest rate swaps the Company will continue to receive payments due to it from its counterparties to the interest rate swaps.

There were no transfers between levels during the years ended December 31, 2025 and 2024. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including applicable yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include applicable yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of December 31, 2025 and 2024, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities reflected in the consolidated balance sheets at December 31, 2025 and 2024, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing, comprising the Revolver, term loans under our credit facility and our term loan facilities, reflected in the consolidated balance sheets at December 31, 2025 and 2024, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Liabilities
Private Placement Notes	$1,950,000	$1,950,000	$1,865,064	$1,774,291
Mortgage Notes	198,608	200,793	195,239	190,966
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
The following table presents our reportable segment NOI for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Reportable segment revenue
Rental revenue	$678,489	$700,247	$793,966
Other property-related revenue	25,911	27,362	29,686
Total reportable segment revenue	704,400	727,609	823,652
Property operating expenses
Store payroll and related costs	51,294	51,675	58,519
Property tax expense	63,118	60,893	66,315
Utilities expense	22,098	21,288	23,440
Repairs & maintenance expense	17,134	16,044	17,911
Marketing expense	24,695	19,152	18,995
Insurance expense	10,175	11,135	10,633
Other property operating expenses	29,032	31,665	33,173
Total property operating expenses	217,546	211,852	228,986
Net operating income	486,854	515,757	594,666

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
The following table is a reconciliation of our reportable segment revenue to total revenue for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Reportable segment revenue
Rental revenue	$678,489	$700,247	$793,966
Other property-related revenue	25,911	27,362	29,686
Total reportable segment revenue	704,400	727,609	823,652

Management fees and other revenue	48,529	42,726	34,411
Total Revenue	$752,929	$770,335	$858,063

The following table is a reconciliation of our reported income before income taxes to our net operating income for the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Income before income taxes	$119,376	$187,037	$238,578
All Other
Management fees and other revenue	(48,529)	(42,726)	(34,411)
General and administrative expenses	51,130	57,606	59,281
Depreciation and amortization	189,320	189,855	221,993
Other	16,291	13,866	11,108
Interest expense	162,445	154,260	166,147
Loss on early extinguishment of debt	—	323	758
Equity in losses (earnings) of unconsolidated real estate ventures	7,327	16,075	(7,553)
Acquisition costs	6,721	3,616	1,659
Non-operating (income) expense	(934)	(314)	1,016
Gain on sale of self storage properties	(16,293)	(63,841)	(63,910)
Net operating income	$486,854	$515,757	$594,666

16. SUBSEQUENT EVENTS
Disposition and Acquisition of Self Storage Properties
On January 21, 2026, the Company sold three self storage properties which were classified as held for sale as of December 31, 2025, to an unaffiliated third party for proceeds of approximately $21.1 million. On January 21, 2026, the Company also acquired one self storage property for approximately $10.4 million.

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(dollars in thousands)

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
State/Territory	Number of Stores	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Date Acquired
Alabama	11	$13,838	$79,025	$6,300	$14,696	$84,467	$99,163	$16,486	2016 - 2022
Arizona	34	48,477	162,188	14,451	48,580	176,536	225,116	55,213	2013 - 2023
California(2)(3)	86	152,183	498,138	49,917	153,118	547,120	700,238	191,710	2008 - 2023
Colorado	21	22,629	90,607	8,062	22,629	98,669	121,298	25,433	2007 - 2022
Connecticut	3	2,515	16,119	618	2,515	16,737	19,252	3,106	2020 - 2022
Florida(2)	78	148,864	576,562	35,180	152,303	608,303	760,606	127,683	2015 - 2024
Georgia	47	42,368	204,594	15,405	42,923	219,444	262,367	59,216	2007 - 2022
Iowa	3	4,223	25,386	4,490	4,365	29,734	34,099	5,594	2021
Idaho	5	3,177	16,287	343	3,182	16,625	19,807	4,574	2019 - 2020
Illinois	6	9,310	50,259	1,333	9,310	51,592	60,902	9,247	2021
Indiana	12	9,281	65,506	1,837	8,737	67,887	76,624	20,549	2016 - 2021
Kansas	15	11,000	57,110	8,266	11,983	64,393	76,376	16,589	2018 - 2025
Kentucky	5	8,802	37,015	801	8,802	37,816	46,618	8,885	2015 - 2021
Louisiana(3)	25	16,903	99,694	6,988	17,917	105,668	123,585	30,953	2015 - 2021
Massachusetts	7	8,839	65,291	18,055	10,814	81,371	92,185	15,715	2017 - 2021
Maryland	8	9,131	59,650	2,753	10,654	60,880	71,534	14,529	2017 - 2021
Minnesota	3	3,529	14,365	228	3,529	14,593	18,122	2,829	2020 - 2021
Missouri	3	2,944	21,645	349	2,944	21,994	24,938	3,952	2018 - 2022
North Carolina(2)	34	44,924	148,934	11,193	46,148	158,903	205,051	48,796	2007 - 2024
New Hampshire	15	20,987	81,629	7,482	20,991	89,107	110,098	24,378	2013 - 2021
New Jersey	5	4,072	32,873	1,787	4,072	34,660	38,732	10,410	2019 - 2021
New Mexico	12	11,856	60,044	4,832	12,900	63,832	76,732	13,093	2016 - 2025
Nevada	15	22,877	68,230	8,869	23,007	76,969	99,976	24,750	2013 - 2023
New York	2	3,398	33,882	417	3,398	34,299	37,697	5,103	2020 - 2022
Ohio	1	2,059	11,660	123	2,059	11,783	13,842	3,577	2018
Oklahoma	33	20,429	77,337	14,718	20,429	92,055	112,484	40,267	2007 - 2020
Oregon	70	85,970	303,534	25,388	88,666	326,226	414,892	103,709	2013 - 2021
Pennsylvania	22	26,091	129,941	5,764	26,242	135,554	161,796	32,131	2019 - 2022
Puerto Rico	15	12,504	220,831	4,397	12,504	225,228	237,732	34,937	2018 - 2023
South Carolina	4	11,250	43,882	336	11,095	44,373	55,468	6,494	2015 - 2022
Tennessee	5	7,425	38,568	1,017	7,425	39,585	47,010	6,742	2021
Texas	174	197,186	973,776	69,710	198,633	1,042,039	1,240,672	217,598	2007 - 2025

Location		Initial Cost to Company			Gross Carrying Amount at Year-End
State/Territory	Number of Stores	Land	Buildings and Improvements	Subsequent Additions	Land	Buildings and Improvements	Total(1)	Accumulated Depreciation	Date Acquired
Virginia	3	4,254	23,879	268	4,254	24,147	28,401	5,546	2017 - 2022
Washington	19	20,409	78,144	2,888	20,411	81,030	101,441	23,743	2013 - 2021
Total	801	$1,013,704	$4,466,585	$334,565	$1,031,235	$4,783,619	$5,814,854	$1,213,537

(1) The aggregate cost of land and depreciable property for federal income tax purposes was approximately $5.0 billion (unaudited) at December 31, 2025.
(2) As of December 31, 2025, 42 of our self storage properties were encumbered by an aggregate of $198.6 million of debt financing.
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

NATIONAL STORAGE AFFILIATES TRUST
SCHEDULE III-REAL ESTATE AND ACCUMULATED DEPRECIATION
For the Years Ended December 31, 2025, 2024 and 2023
(dollars in thousands)

	2025	2024	2023
Self Storage properties:
Balance at beginning of year	$5,864,134	$5,792,174	$6,391,572
Acquisitions and improvements	64,046	81,156	258,560
Write-off of fully depreciated assets and other	—	(1,218)	(767)
Dispositions	(96,162)	(7,978)	(226,379)
Reclassification to assets held for sale	(17,164)	—	(630,812)
Balance at end of year	$5,814,854	$5,864,134	$5,792,174

Accumulated depreciation:
Balance at beginning of year	$1,051,638	$874,359	$772,661
Depreciation expense	178,977	181,326	210,216
Write-off of fully depreciated assets and other	—	(925)	(124)
Dispositions	(14,433)	(3,122)	(27,781)
Reclassification to assets held for sale	(2,645)	—	(80,613)
Balance at end of year	$1,213,537	$1,051,638	$874,359