Form 10-K/A
period 2025-12-31
National Storage Affiliates Trust
filed 2026-04-22
CIK 1618563

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

Explanatory Note
National Storage Affiliates Trust is filing this Amendment No. 1 (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (“Fiscal 2025”) that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2026 (the “Original Form 10-K”) for the sole purpose of including certain of the information required by Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Principal Executive Officer and Principal Financial Officer are providing Rule 13a-14(a) certifications included herein with paragraphs 3, 4, and 5 of the certifications omitted because no financial statements are included in this Form 10-K/A.
Except as explicitly set forth herein, this Form 10-K/A does not purport to modify or update the disclosures in, or exhibits to, the Original Form 10-K or to update the Original Form 10-K to reflect events occurring after the date of such filing.

PART III
Except as otherwise specified, all references herein to the “Company,” “NSA” “we,” “our” or “us” refer to National Storage Affiliates Trust.
Item 10. Directors, Executive Officers and Corporate Governance
OUR BOARD

OVERVIEW OF OUR BOARD

SIZE OF BOARD; CURRENT TRUSTEES
Our Board is currently comprised of eleven trustees, who are identified below.

Tamara D. Fischer	Chad L. Meisinger
Arlen D. Nordhagen	Steven G. Osgood
David G. Cramer	Dominic M. Palazzo
Warren W. Allan	Michael J. Schall
Lisa R. Cohn	Charles F. Wu
Paul W. Hylbert, Jr.
Each trustee will hold office until our next annual meeting of shareholders and until a successor has been duly elected and qualifies, or until the trustee's earlier resignation, death or removal.
INCLUSIVE TRUSTEE SELECTION PRACTICES

We seek highly qualified trustee candidates from diverse business, professional and educational backgrounds who combine a broad spectrum of experience, skills, and expertise with a reputation for the highest personal and professional ethics, integrity and values.
The procedures and considerations of the CNCG Committee in recommending qualified trustee candidates are described below under "–Identification of Trustee Candidates." The CNCG Committee and our Board previously nominated and recommended our trustees for election based on the qualifications and experience described in their biographical information.
IDENTIFICATION OF TRUSTEE CANDIDATES
In accordance with our Corporate Governance Guidelines ("Guidelines") and the CNCG Committee's written charter, the CNCG Committee is responsible for identifying and recommending trustee candidates to our Board for consideration as nominees to stand for election at our annual meetings of shareholders. In this regard, the CNCG Committee considers the importance of Board refreshment in order to maintain an appropriate balance between the knowledge and perspective that longer-tenured trustees can provide and the experience, ideas, and energy that can come from adding new trustees. As a result of our Board refreshment efforts, the average tenure of our trustees is 6.8 years.

The CNCG Committee evaluates the skill sets required for service on our Board and periodically identifies potential trustee candidates. If it is determined there is the need for additional or replacement trustees, the CNCG Committee will assess potential trustee candidates previously identified as well as other appropriate potential trustee candidates based upon information it receives regarding such potential candidates or otherwise possesses, which assessment may be supplemented by additional inquiries. The CNCG Committee also evaluates, among other things, each potential trustee's knowledge of and experience in or with the self storage sector, REITs and other real estate investment and management businesses, private equity and other investments, finance, capital markets and mergers and acquisitions, technology and cybersecurity, digital marketing, public companies or boards, business strategy and operations, legal matters, compliance and regulatory matters, enterprise risk management, and corporate responsibility and sustainability matters. The CNCG Committee may seek input on such trustee candidates from other trustees, including our executive chairperson, vice chairperson and our president and CEO, and recommends trustee candidates to our Board for nomination.
The CNCG Committee does not solicit trustee nominations, but it will consider recommendations by shareholders with respect to elections to be held at an annual meeting, so long as such recommendations are sent within a reasonable period of time prior to the decision. The CNCG Committee will evaluate nominees recommended by shareholders against the same criteria that it uses to evaluate other nominees. The CNCG Committee may, in its sole discretion, engage one or more search firms or other consultants, experts or professionals to assist in, among other things, identifying trustee candidates or gathering information regarding the background and experience of trustee candidates. If the CNCG Committee engages any such third party, the CNCG Committee will have sole authority to approve any fees or terms of retention relating to these services.
TRUSTEE SKILLS AND EXPERIENCE
As summarized below, our trustees have deep industry-specific operating expertise as well as a wide, varied, and complementary set of skills, experiences, and attributes. The information about our trustees is current as of March 27, 2026.

Trustee Skills and Experience
	Fischer	Nordhagen	Cramer	Allan	Cohn	Hylbert	Meisinger	Osgood	Palazzo	Schall	Wu
Self Storage Sector	ò	ò	ò	ò				ò			ò
Public Company or Board Experience	ò	ò	ò	ò	ò	ò	ò	ò	ò	ò	ò
REIT	ò	ò	ò		ò		ò	ò	ò	ò	ò
Real Estate Investment or Management	ò	ò	ò	ò	ò	ò	ò	ò	ò	ò	ò
Private Equity or Investment	ò	ò	ò			ò	ò	ò		ò	ò
Business Strategy or Operations	ò	ò	ò	ò	ò	ò	ò	ò		ò	ò
Digital Marketing			ò				ò			ò
Legal					ò					ò
Compliance and Regulatory	ò	ò	ò		ò	ò	ò	ò	ò	ò	ò
Technology and Cybersecurity			ò		ò		ò			ò
Corporate Responsibility or Sustainability	ò	ò	ò		ò			ò		ò
Enterprise Risk Management	ò	ò	ò		ò	ò	ò	ò		ò
Financial	ò	ò	ò	ò	ò			ò	ò	ò	ò
Mergers and Acquisitions or Capital Markets	ò	ò	ò	ò	ò	ò	ò	ò	ò	ò	ò

Trustee Demographics
	Fischer	Nordhagen	Cramer	Allan	Cohn	Hylbert	Meisinger	Osgood	Palazzo	Schall	Wu
Age(1)	70	69	61	68	57	81	58	69	70	68	68
Average Age	67
Years of Tenure(1)	6	11	3	2	2	11	11	11	11	2	5
Average Tenure	6.8
Gender Diversity	✓				✓
Racial or Ethnic Diversity											✓
(1) Age and tenure as of March 27, 2026.

TRUSTEE BIOGRAPHIES
Set forth below are biographies for each of our trustees as of March 27, 2026.

Tamara D. Fischer Age: 70	EXPERIENCE
2013 - Present
–Executive Chairperson of NSA since April 2023
–Prior roles at NSA include Chief Executive Officer ("CEO") (January 2020 - March 2023), President (July 2018 - June 2022), and Chief Financial Officer (2013 - December 2019)

2004 - 2008
–Executive Vice President & Chief Financial Officer of Vintage Wine Trust, Inc., a triple net lease real estate investment trust ("REIT") focused on real estate assets related to the U.S. domestic wine industry

	1993 - 2003	–Executive Vice President & Chief Financial Officer of Chateau Communities, Inc., one of the largest REITs in the manufactured home community sector
PUBLIC COMPANY AND OTHER BOARDS

–NSA, since 2020
–Mid-America Apartment Communities, Inc. (NYSE: MAA), since 2023
•Member of audit committee and real estate investment committee
–Duke Realty Corporation (NYSE: DRE) (2020 - 2022)
–JLL Income Property Trust, Inc., since 2023
–Nareit Advisory Board of Governors, since January 2025
–Self Storage Association (2020 - 2024)
•Past Chairperson of the Board
–Nareit Executive Board (2021 - 2024)

QUALIFICATIONS AND EXPERTISE

–Certified public accountant (inactive)
–Bachelor of arts, business administration, Case Western Reserve University
–Financial expertise and extensive experience with self storage, real estate investments and the REIT industry

.

Arlen D. Nordhagen Age: 69	EXPERIENCE
2013 - Present
–Vice Chairperson of NSA since April 2023
–Founder of NSA
–Prior roles at NSA include Executive Chairman (January 2020 - March 2023), CEO (2013 - December 2019), Chairman (April 2015 - December 2019), and Chairman of the Board of Managers of NSA's sole trustee (pre-April 2015)

	1988 - 2014	–Co-founded SecurCare Self Storage, Inc. ("SecurCare"), one of our former participating regional operators ("PROs") until March 2020 –President and CEO of SecurCare (2000 - 2014)
Prior Other Experience
–Founder of MMM Healthcare, Inc., the largest provider of Medicare Advantage health insurance in Puerto Rico
–Managing member of various private investment funds and held various managerial positions at DuPont and Synthetech, Inc.

PUBLIC COMPANY AND OTHER BOARDS
–NSA, since 2015 –Denver Seminary, since 2019 •Chairperson of finance committee –Reasons to Believe, since March 2023 •Chairperson of finance committee
QUALIFICATIONS AND EXPERTISE

–Masters of business administration, with high distinction, Harvard University
–Bachelor of science, chemical engineering, summa cum laude, University of North Dakota
–Over 35 years of experience in the self storage sector; grew SecurCare to over 150 self storage properties
–Extensive real estate investment, operations, financial and REIT industry expertise

David G. Cramer Age: 61	EXPERIENCE
	2020 - Present	–CEO of NSA since April 2023 –President of NSA since July 2022 –Prior roles at NSA include Executive Vice President and Chief Operating Officer (2020 - April 2023)
	1998 - 2020	–President and CEO of SecurCare (2014 - 2020) –Prior roles at SecurCare include Chief Operating Officer and director of operations
Prior Other Experience
–Founding board member of FindLocalStorage.com, an industry digital marketing consortium
–Served on NSA's PRO Advisory Committee and Chairperson of NSA's Technology and Best Practices Group since NSA's formation until June 2024

PUBLIC COMPANY AND OTHER BOARDS
–NSA, since 2023 –SBOA TI Reinsurance Ltd., a Cayman Islands exempted company, in which we have an approximate 6% ownership interest
QUALIFICATIONS AND EXPERTISE
–Over 25 years of experience in the self storage sector –Extensive real estate investment, acquisitions, operations and digital marketing expertise

Warren W. Allan Age: 68	EXPERIENCE
	2007 - 2025	–Co-owner and co-founder of Optivest Properties, LLC ("Optivest"), one of our former PROs –Prior roles at Optivest include President (2007 - July 2024)
	Prior Other Experience	–Served on NSA's PRO Advisory Committee (2014 - 2024) –Served as the Operations Director of a large, regional self storage operator
PUBLIC COMPANY AND OTHER BOARDS
–NSA, since 2024 –Optivest Foundation (2007-2023)
QUALIFICATIONS AND EXPERTISE
–Extensive real estate, self storage and financial experience

Lisa R. Cohn Age: 57	EXPERIENCE
2020 - Present
–Co-CEO of Apartment Income REIT LLC (AIR Communities) since 2025
–President & General Counsel of AIR Communities (2020-2025), which was formerly known as Apartment Income REIT Corp. (NYSE: AIRC) prior to its acquisition by affiliates of Blackstone, Inc. in 2024, with responsibility for governance, information technology and process innovation, human resources, and legal

2002 - 2020
–Various leadership roles with Apartment Investment and Management Company (Aimco) (NYSE: AIV), including most recently as Executive Vice President, General Counsel and Secretary, with responsibility for construction services, asset quality and service, insurance, risk management, human resources, property dispositions nationwide, and Aimco’s acquisition activities in the western region
–Previously served as chairperson of Aimco’s investment committee

	Prior Other Experience	–Attorney at Hogan & Hartson LLP (now Hogan Lovells), with an emphasis on public and private transactional work, public equity offerings and venture capital financing –Federal judicial clerk
PUBLIC COMPANY AND OTHER BOARDS

–NSA, since 2024
–BBYO, since 2022
–Craig Hospital Foundation, since 2026 and from 2018 - 2025
•Chairperson of the Board
•Former Chairperson of Finance and Investment Committee
–Rose Community Foundation (2010 - 2020)
–Denver Jewish Day School (2008 - 2016)
•Chairperson of Board of Trustees (2012 - 2015)
–Former member of Nareit Advisory Board of Governors

QUALIFICATIONS AND EXPERTISE

–Juris Doctor degree, cum laude, Harvard Law School
–Bachelor's degree, public policy, with honors and distinction, Stanford University
–Extensive legal expertise and experience with REITs, corporate governance, business operations and strategy

Paul W. Hylbert, Jr. Age: 81	EXPERIENCE
	2011 - Present	–Chairman of Kodiak Building Partners, LLC ("Kodiak"), a building products distribution platform –Prior roles at Kodiak include CEO (2011 - 2014)
	2007 - 2010	–President & CEO of ProBuild Holdings, Inc., a national fabricator and distributor of building products and a subsidiary of Fidelity Capital
	2000 - 2006	–President & CEO of Lanoga Corporation, one of the top U.S. retailers of lumber and building materials, until acquired by Fidelity Capital
1991 to 2000
–President & Co-CEO of PrimeSource Building Products, a national fabricator, packager and distributor of building products (1991 - 1997), after which the company was sold and Mr. Hylbert served as President (1997 - 2000)

	Prior Other Experience	–CEO of Wickes Europe, Wickes Lumber, and Sequoia Supply subsidiaries of Wickes, Inc. before leading a leveraged buy-out of Sequoia Supply to form PrimeSource Building Products in 1987
PUBLIC COMPANY AND OTHER BOARDS
–NSA, since 2015 •Lead independent trustee since 2016
QUALIFICATIONS AND EXPERTISE

–Masters of business administration, University of Michigan
–Bachelor of arts, Denison University
–Extensive experience in acquisitions and "roll-up" transactions
–Over 40 years of experience as an officer or director of numerous companies

Chad L. Meisinger Age: 58	EXPERIENCE
2006 - Present
–Founder & CEO of Over The Top (OTT) Marketing, which provides multi-location businesses with large scale, inbound digital customer acquisition services that are delivered through a proprietary software platform

	2015 - 2017	–Founder, President & CEO of IP Dynamx
	2011 - 2014	–Developed more than 40 chiropractic clinics throughout Los Angeles County with regional development rights for The Joint Corp.
2006 - 2009
–Head of affiliate sales and marketing for Google Radio, which he joined after serving as a key investor and chief marketing officer of dMarc Broadcasting, which was acquired by Google Radio in 2006 for $1.2 billion in cash and performance incentives

1999 - 2005
–Co-founder, Chairman & CEO of First MediaWorks, which provided the radio industry with a proprietary software platform and marketing services to help increase ratings and revenue and which was sold to Mediaspan in 2005

Prior Other Experience
–Co-founded Thinique Medical Weight Loss in 2013 and built to over 200 franchised units within a year before selling to one of his co-founders
–Beginning in 1995, co-founder, CEO and board trustee of First Internet Franchise Corporation, the first Internet Service Providers (ISP) franchisor in the world with hundreds of franchise territories licensed worldwide

PUBLIC COMPANY AND OTHER BOARDS
–NSA, since 2015
QUALIFICATIONS AND EXPERTISE
–Extensive digital marketing, technology, cybersecurity and franchising experience and strong entrepreneurial character

Steven G. Osgood Age: 69	EXPERIENCE
	2008 - Present	–CEO of Square Foot Companies, LLC, a Cleveland, Ohio based private real estate company focused on single tenant properties
	2024 - Present	–Adjunct Professor, Georgetown University
	2007 - 2008	–Chief Financial Officer of DuPont Fabros Technology, Inc., a Washington, DC based REIT that owned, operated and developed data center properties, which merged with Digital Realty Trust Inc. in 2017
	2006 - 2007	–Chief Financial Officer of Global Signal, Inc., a Sarasota, Florida based REIT that was acquired by Crown Castle International Corp. in 2007
	2004 - 2006	–President & Chief Financial Officer of U-Store-It Trust (now CubeSmart), a Cleveland, Ohio based self storage REIT
	1993 - 2004	–Chief Financial Officer of the Amsdell Companies, the predecessor of U-Store-It
	Prior Other Experience	–Manager of All Stor Storage, LLC (liquidated) –Member of the audit staff of Deloitte (1978 - 1982)
PUBLIC COMPANY AND OTHER BOARDS

–NSA, since 2015
•Chairperson of Finance Committee
–HA Sustainable Infrastructure Capital, Inc. (formerly known as Hannon Armstrong Sustainable Infrastructure Capital, Inc.) (NYSE: HASI)
• Chairperson of audit committee and member of compensation committee
–Alzheimer's Impact Movement

QUALIFICATIONS AND EXPERTISE

–Former certified public accountant
–Masters of business administration, University of San Diego
–Bachelor of science, Miami University
–Extensive self storage, real estate, finance, and public company expertise

Dominic M. Palazzo Age: 70	EXPERIENCE
1982 - 2011
–Various roles at PricewaterhouseCoopers LLC ("PwC"), including most recently as audit partner
•Responsible for real estate practice in Denver, Colorado office
•Expertise in due diligence, mergers and acquisitions, public equity and debt offerings, corporate restructurings and financings
•Clients included Chateau Communities, Affordable Residential Communities, and other private real estate companies
•Served real estate clients developing different types of real estate assets, including multi-family, office, hotels and resort properties
•Responsible for the initial public offering of Affordable Residential Communities in 2004
•Served in the PwC National Accounting and SEC Directorate in New York City, performing technical accounting consultations and research for PwC

	Prior Other Experience	–Past president of the Executive Real Estate Roundtable –Former member of the Colorado Society of CPAs and the American Institute of Certified Public Accountants
PUBLIC COMPANY AND OTHER BOARDS
–NSA, since 2015 •Chairperson of Audit Committee
QUALIFICATIONS AND EXPERTISE
–Bachelor of science, accounting, DePaul University –Over 35 years of combined experience in public accounting and industry –Extensive real estate public accounting experience

Michael J. Schall Age: 68	EXPERIENCE
1993 - 2023
–President & CEO of Essex Property Trust, Inc. (2011 - 2023)
–Prior roles at Essex Property Trust, Inc. include Senior Executive Vice President & Chief Operating Officer (2005 - 2010) and Chief Financial Officer (1993 - 2005)

Prior Other Experience
–Chief Financial Officer of Essex Property Corporation, the predecessor to Essex Property Trust, Inc.
–Joined The Marcus & Millichap Company in 1986
–Director of finance for Churchill International, a technology-oriented venture capital company (1982 -1986)
–Member of the audit department at Ernst & Young (then known as Ernst & Whinney), specializing in the real estate and financial services industries (1979 - 1982)

PUBLIC COMPANY AND OTHER BOARDS

–NSA, since 2024
–Pebblebrook Hotel Trust, Inc. (NYSE: PEB), since 2009
•Member of compensation committee and nominating and corporate governance committee
–Member of Governance Board of The Sobrato Organization
•Member of the Real Estate Executive Committee
–Essex Property Trust, Inc. (NYSE: ESS) (1994 - 2024)
–Former member of Nareit Executive Board of Governors

QUALIFICATIONS AND EXPERTISE
–Bachelor of science, University of San Francisco –Certified public accountant (inactive) –Extensive REIT, finance, business operations and strategy expertise

Charles F. Wu Age: 68	EXPERIENCE
	2015 - Present	–Executive Fellow at Harvard University’s Graduate School of Business –Prior roles at Harvard University’s Graduate School of Business include Senior Lecturer
	2004 - 2015	–Co-founder and Managing Director of BayNorth Capital, a Boston-based private real estate equity firm
	1998 - 2004	–Co-founder and Managing Director of Charlesbank Capital Partners, a private equity firm
	1995 - 1998	–Managing Director of Harvard Private Capital Group, the private equity and real estate investment unit of Harvard Management Company and predecessor firm to Charlesbank Capital Partners
Prior Other Experience
–Managing Director at Aldrich Eastman & Waltch ("AEW"), where he directed the restructuring group and was a portfolio manager
–Prior to AEW, worked at Morgan Stanley in their corporate finance department

PUBLIC COMPANY AND OTHER BOARDS

–NSA, since 2021
–Kennebunk Savings, a Maine mutual savings bank
–Trustee for the University of Massachusetts
–University of Massachusetts Building Authority Board
–Past Vice-Chair of Newton-Wellesley Hospital
–Was a founding board member of the Rose Kennedy Greenway Conservancy
–Past President of the Newton Schools Foundation
–Former member of Harvard University’s Facilities and Planning Committee

QUALIFICATIONS AND EXPERTISE

–Masters of business administration, with distinction, Harvard University
–Bachelor of arts, magna cum laude and Phi Beta Kappa, Harvard University
–Extensive real estate and private equity investment, capital markets, and mergers and acquisitions expertise

HOW WE GOVERN AND ARE GOVERNED

BOARD OF TRUSTEES
Our Board is responsible for overseeing our affairs. Our Board conducts its business through meetings and actions taken by written consent in lieu of meetings. Our Board intends to hold at least four regularly scheduled meetings per year and additional special meetings as necessary. During 2025, our Board held four meetings. All of our trustees attended at least 75% of the meetings of our Board and of the committees on which they served during this period. Our Board's policy, as set forth in our Guidelines, is to encourage and promote the attendance by each trustee at all scheduled meetings of our Board and all meetings of our shareholders.

LEADERSHIP STRUCTURE OF THE BOARD OF TRUSTEES
Leadership of our Board is vested in our executive chairperson and our lead independent trustee. We do not have a formal policy regarding whether the roles of chairperson of the Board and CEO should be separated. Rather, the CNCG Committee and the Board make this determination based on relevant facts and circumstances to establish a structure that meets our needs at that time, enhances the understanding and communication between management and the Board, allows for better understanding and evaluation of our operations, and improves the Board's ability to perform its oversight role. Currently, we have separated the roles of chairperson of the Board and CEO. Ms. Fischer serves as executive chairperson, Mr. Nordhagen serves as vice chairperson, and Mr. Cramer serves as CEO (in addition to his role as president) and is a member of the Board. In connection with establishing this structure, the CNCG Committee and the Board determined that the separation of the roles, together with Ms. Fischer's, Mr. Nordhagen's, and Mr. Cramer's service on our Board, meets our Company's needs and the above goals.
In recognition of the importance of the Board's independent oversight role and the need to maintain a strong independence from management, we require our Board to annually elect one independent trustee to serve as lead independent trustee when the chairperson of the Board is not independent. In 2025, our Board re-appointed Paul W. Hylbert, Jr. as lead independent trustee, a role he has served in since 2016. Our lead independent trustee works with Ms. Fischer, our executive chairperson, Mr. Nordhagen, our vice chairperson, and Mr. Cramer, our president and CEO and a member of our Board, to establish the agenda for regular meetings of our Board. Mr. Hylbert also serves as chair of regular meetings of our Board when our executive chairperson is absent, presides at executive sessions, serves as a liaison among our executive chairperson, our CEO, and our independent trustees, and encourages dialogue between our independent trustees and NEOs. He also establishes the agenda for meetings of our independent trustees and performs such other duties as our Board may establish or delegate. Mr. Hylbert's experience and leadership has enhanced the operation of our Board and its ability to perform its oversight role.
COMMITTEES OF THE BOARD OF TRUSTEES
Our Board has three standing committees: the Audit Committee, the CNCG Committee and the Finance Committee. Set forth below is a summary of the roles, responsibilities, and composition of each committee.

AUDIT COMMITTEE
Members:	Dominic M. Palazzo (Chairperson) Warren W. Allan Steven G. Osgood
Number of Meetings in 2025:	9
Independence and Financial Experts:	Each Audit Committee member is independent as required by New York Stock Exchange ("NYSE") listing standards, SEC rules, our Guidelines and independence standards (the "Independence Standards"), and our Audit Committee charter.

Our Board has also determined that all of the Audit Committee members are financially literate, with the requisite accounting or related financial management expertise required by NYSE listing standards, and that Mr. Palazzo and Mr. Osgood qualify and serve as "audit committee financial experts" for purposes of, and as defined by, the SEC rules.

AUDIT COMMITTEE
Roles and Responsibilities:
The Audit Committee's responsibilities are set forth in its written charter and include:
–Engaging, reviewing the plans and results of the engagement with, and approving the services provided by, our independent registered public accounting firm;
–Reviewing the independence of the independent registered public accounting firm and considering the range of audit and non-audit fees;
–Reviewing the adequacy of our internal accounting controls;
–Approving, after reviewing with management and external auditors, our quarterly earnings releases and supplemental financial information and our interim and audited annual financial statements prior to each filing of our quarterly reports on Form 10-Q and annual reports on Form 10-K;

Roles and Responsibilities (continued):
–Meeting with officers responsible for certifying our annual reports on Form 10-K or any quarterly report on Form 10-Q prior to any such certification;
–Reviewing with such responsible officers disclosures related to any significant deficiencies in the design or operation of internal controls; and
–Periodically discussing with our external auditors such auditors' judgments about the quality, not just the acceptability, of our accounting principles as applied in our consolidated financial statements.

The Audit Committee also works to discharge our Board's responsibilities relating to:
–Our and our subsidiaries' corporate accounting and reporting practices;
–The quality and integrity of our consolidated financial statements;
–Our compliance with applicable legal and regulatory requirements;
–The performance, qualifications and independence of our external auditors;
–The staffing, performance, budget, responsibilities and qualifications of our internal audit function; and
–Reviewing our policies with respect to risk assessment and risk management, including the guidelines and policies by which these activities are undertaken, the adequacy of our insurance coverage, our interest rate risk management, our counterparty and credit risks, our capital availability and refinancing risks, and any cybersecurity or environmental risks, if applicable.

Audit Committee Charter:	Available on the Investor Relations section of our website at www.nsastorage.com

COMPENSATION, NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
Members:	Michael J. Schall (Chairperson) Lisa R. Cohn Chad L. Meisinger
Number of Meetings in 2025:	5

COMPENSATION, NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
Independence:	Each CNCG Committee member is independent as required by NYSE listing standards, SEC rules, our Guidelines and Independence Standards, and our CNCG Committee charter.
Roles and Responsibilities:
The CNCG Committee's responsibilities are set forth in its charter and include:

–Annually reviewing and approving the corporate goals and objectives relevant to the compensation paid by us to our NEOs;
–Evaluating our NEOs' performance in light of such goals and objectives and, either as a committee or together with our independent trustees (as directed by the Board), determining and approving the compensation of our NEOs based on that evaluation;
–Overseeing our equity-based compensation plans and programs;
–Reviewing and recommending to our Board from time to time the compensation for our non-executive trustees;
–Advising our Board with respect to the organization, function and composition of the Board and its committees;
–Overseeing the self-evaluation of our Board (individually and as a whole) and the Board's evaluation of management and reporting thereon to the Board;
–Periodically reviewing and, if appropriate, recommending to our Board changes to, our corporate governance policies and procedures;
–Identifying and recommending to our Board potential candidates for nomination;
–Recommending to our Board the appointment of our executive officers; and
–Assisting our executive and vice chairpersons and Board in overseeing the development of executive succession plans for our CEO and senior executive officers and periodically reviewing such plans for other senior management positions.

A committee of our senior leaders oversees our physical, social and other policy risks and opportunities, including environmental, health and safety, corporate social responsibility, corporate governance, sustainability and other public policy matters that may be relevant to us ("Corporate Responsibility Committee"). The Corporate Responsibility Committee reports to, and is overseen by, our CNCG Committee and assists our Board, the CNCG Committee and the Company's management in setting the Company's strategy relating to, identifying and making recommendations regarding, and overseeing communications with respect to, these matters. The chairperson(s) and other members of the Corporate Responsibility Committee provide periodic reports to the CNCG Committee.

COMPENSATION, NOMINATING AND CORPORATE GOVERNANCE COMMITTEE

The CNCG Committee has periodically engaged Ferguson Partners Consulting, L.P. ("FPC"), a professional services firm focused on compensation and other consulting services as well as executive and Board recruitment, to provide advice regarding the compensation program for our NEOs and independent trustees. When so engaged, FPC reports directly to the CNCG Committee on these matters. While the CNCG Committee did not engage FPC to provide such services in 2025, management, with the knowledge and approval of the CNCG Committee, requested FPC to provide advice with respect to potential payments to our NEOs and independent trustees in connection with a strategic transaction as well as with respect to potential broad-based severance for our employees. The amount paid to FPC for such services in 2025 was less than $120,000.

CNCG Committee Charter:	Available on the Investor Relations section of our website at www.nsastorage.com

FINANCE COMMITTEE
Members:	Steven G. Osgood (Chairperson) Michael J. Schall Charles F. Wu
Number of Meetings in 2025:	5
Independence:	Each Finance Committee member is independent as defined by our Independence Standards and as required by our Guidelines and Finance Committee charter.
Roles and Responsibilities:
The Finance Committee is responsible for reviewing and, where appropriate, approving, on behalf of the Company, acquisitions or dispositions of self storage properties and debt financing transactions, in each case within certain parameters. The Finance Committee is also responsible for the review and approval of the Company's hedging and swap policy and strategies.
Finance Committee meetings are designed to provide the Finance Committee with an opportunity to discuss the rationale for certain acquisitions or dispositions as well as certain debt financing transactions. In making any determination, the Finance Committee reviews all material background items and conducts any further due diligence necessary or desirable to make an informed decision with respect to such transactions.

From time to time, we may form special committees of the Board for a specified purpose.
ROLE OF THE BOARD OF TRUSTEES AND RISK OVERSIGHT
Pursuant to our Declaration of Trust and Bylaws, our business and affairs are managed under the direction of our Board. Our Board has the responsibility for establishing broad corporate policies and for our overall performance and direction, but is not involved in our day-to-day operations. Members of our Board keep informed of our business by participating in meetings of our Board and its committees, by reviewing analyses, reports and other materials provided to them and through discussions with Ms. Fischer, our executive chairperson, Mr. Nordhagen, our vice chairperson, Mr. Cramer, our president, CEO, and a member of our Board, and our other NEOs.

In connection with their oversight of risk to our business, our Board and its committees consider feedback from management concerning the risks related to our business, operations and strategies. The Audit Committee discusses and reviews policies with respect to our risk assessment and risk management, including guidelines and policies to govern the process by which risk assessment and risk management is undertaken, the adequacy of our insurance coverage, our interest rate risk management, our counterparty and credit risks, our capital availability and refinancing risks, and any cybersecurity or environmental risks, if applicable. The Audit Committee also considers enterprise risk management, and management regularly reports to the Audit Committee and our Board regarding our risk assessment and risk mitigation activities. The Finance Committee discusses and reviews our hedging and swap policy and strategy. The CNCG Committee discusses and reviews our human capital risk management strategies. Management also regularly reports to our Board and its committees on our leverage policies, our asset acquisition process, any asset impairments and our compliance with applicable REIT rules and other regulations. Members of our Board routinely meet with management and, when appropriate, outside advisors, in connection with their consideration of matters submitted for the approval of our Board and the risks associated with such matters.
With respect to cybersecurity, we have established a cybersecurity subcommittee that is comprised of members of our management team and other personnel and which is focused on cybersecurity initiatives. The cybersecurity subcommittee reports regularly to our risk management committee, which is composed of a cross section of the Company's management team and identifies, evaluates, monitors, and develops plans to mitigate risks. The risk management committee periodically reports to the Audit Committee and Board regarding the Company's cybersecurity risks and initiatives. We have also implemented cybersecurity training at all levels of our organization and conduct periodic phishing assessments for our employees to reinforce that training.
Our Board believes that its composition protects shareholder interests and provides appropriate independent oversight of management. Eight of our eleven trustees are "independent" as defined by NYSE listing standards, SEC rules, and our Guidelines and Independence Standards, as more fully described in Item 13 below under "Trustee Independence." The independent trustees meet separately from management on at least a quarterly basis in executive sessions presided over by our lead independent trustee and are very active in the oversight of our Company. The independent trustees oversee such critical matters as the integrity of our financial statements, the evaluation and compensation of our NEOs and the selection and evaluation of trustees. Each independent trustee has the ability to add items to the agendas of Board meetings or raise subjects for discussion that are not on the agenda for that meeting.
Our Board believes that its supermajority independent composition and the roles that our independent trustees perform provide effective corporate governance at the Board level and independent oversight of both our Board and management. The current governance structure, when combined with the functioning of the independent trustee component of our Board, strikes an appropriate balance between strong and consistent leadership and independent oversight of our business and affairs.
CODE OF BUSINESS CONDUCT AND ETHICS
Our Board has adopted a Code of Business Conduct and Ethics (the "Code of Conduct") that applies to our trustees, officers and employees. Among other matters, the Code of Conduct is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in our SEC reports and other public communications; compliance with applicable governmental laws, rules and regulations; prompt internal reporting of violations of the Code of Conduct to appropriate persons identified in the code; and accountability for adherence to the Code of Conduct. Any waiver of the Code of Conduct for our trustees or officers may be made only by our Board or our CNCG Committee and will be promptly disclosed as required by law or stock exchange regulations. The Code of Conduct is available for viewing on the Investor Relations section of our website at www.nsastorage.com. We will also provide the Code of Conduct, free of charge, to shareholders who request it. Requests should be directed to our Investor Relations team at National Storage Affiliates Trust, 8400 East Prentice Avenue, 9th Floor, Greenwood Village, CO 80111.

PERSONAL LOANS TO EXECUTIVE OFFICERS AND TRUSTEES
We comply with, and operate in a manner consistent with, applicable law prohibiting extensions of credit in the form of personal loans to or for the benefit of our trustees and executive officers.
CORPORATE GOVERNANCE GUIDELINES
Our Board has adopted the Guidelines, which address significant issues of corporate governance and set forth procedures by which our Board carries out its responsibilities, including the trustee resignation policy as described under "–Majority Vote and Trustee Resignation Policy" below. In addition, among the areas addressed by the Guidelines are the composition of our Board, its functions and responsibilities, its standing committees, trustee qualification standards, access to management and independent advisors, trustee compensation, management succession, trustee orientation and continuing education, oversight of corporate responsibility initiatives, and the annual performance evaluation and review of our Board and committees. The Guidelines are available for viewing on the Investor Relations section of our website at www.nsastorage.com. We will also provide the Guidelines, free of charge, to shareholders who request it. Requests should be directed to our Investor Relations team at National Storage Affiliates Trust, 8400 East Prentice Avenue, 9th Floor, Greenwood Village, CO 80111.
TRUSTEE ATTENDANCE AT ANNUAL MEETINGS OF SHAREHOLDERS
Our policy is to encourage and promote the attendance by each trustee at all meetings of our shareholders. Nine of our then-current trustees attended the 2025 annual meeting of shareholders.
EXECUTIVE SESSIONS OF INDEPENDENT TRUSTEES
The independent trustees meet in executive sessions at least four times per year at regularly scheduled meetings of our Board.
MAJORITY VOTE AND TRUSTEE RESIGNATION POLICY
We have a majority voting policy for the election of trustees in uncontested elections. Under majority voting, to be elected as a trustee in an uncontested election, a nominee must receive votes "FOR" the nominee's election constituting a majority of the total votes cast for and against such nominee at the annual meeting at which a quorum is present. If an incumbent trustee does not receive sufficient "FOR" votes to be re-elected, Maryland law provides that the incumbent trustee would continue to serve on the Board as a "holdover" trustee. Under the Guidelines, the trustee must submit a letter of resignation to the Board. The CNCG Committee will consider such tendered resignation and recommend to the Board whether to accept it. The Board will decide whether to accept any such resignation within 90 days after certification of the election results and will publicly disclose its decision. If the resignation is not accepted, the trustee will continue to serve until the trustee's successor is duly elected and qualifies or until the trustee’s earlier death, resignation, retirement or removal. If a trustee’s offer to resign is accepted by the Board, or if a nominee for trustee is not elected and the nominee is not an incumbent trustee, then the Board, in its sole discretion, may fill any resulting vacancy pursuant to the Bylaws. In a contested election, trustees shall be elected by a plurality of all the votes cast at a meeting of shareholders duly called and at which a quorum is present.
BYLAW AMENDMENTS
Our Bylaws permit equity holders to alter or repeal any provision of the Bylaws and to adopt new Bylaws. Approval of amendments to the Bylaws by equity holders requires the affirmative vote of both:

•holders of a majority of the Company's Common Shares outstanding as of the Determination Date (as defined below); and

•holders of Common Shares and limited partners (other than the Company) of our operating partnership, NSA OP, LP (our "operating partnership"), representing a majority of the number of Common Shares outstanding as of the Determination Date together with the number of additional Common Shares that would be issuable if all Class A common units of limited partner interest ("OP units") in our operating partnership outstanding as of the Determination Date were exchanged on a one-for-one basis, subject to adjustments as provided in the Fourth Amended and Restated Agreement of Limited Partnership of our operating partnership (as amended, the "Partnership Agreement"), for Common Shares.
"Determination Date" means the close of business on the record date for determining the shareholders and holders of OP units entitled to cast votes at a duly called annual or special meeting of shareholders.
Our shareholders do not have the power to alter or repeal any provision of our Bylaws relating to the amendment of our Bylaws.
HOW WE LISTEN AND COMMUNICATE

Our Board values input from our investors and casts a wide net for ideas and information that can inform its deliberations and decision making. We have created multiple means for investors and other interested parties to communicate with our trustees, including the following:
•Participating in our annual meetings of shareholders and asking questions.
•Emailing the Board at NSABoard@nsareit.net.
•Writing to us by regular mail, sent to the attention of David G. Cramer, our president, CEO and member of our Board, at National Storage Affiliates Trust, 8400 East Prentice Avenue, 9th Floor, Greenwood Village, CO 80111.
•Making a good faith report to the Audit Committee regarding any questionable or unethical accounting or auditing matters via regular mail addressed to the Audit Committee, National Storage Affiliates Trust, 8400 East Prentice Avenue, 9th Floor, Greenwood Village, CO 80111.
•Requesting or participating in engagement meetings with our management or trustees. During 2025, we held approximately 134 of such meetings with approximately 114 current and prospective investors to discuss various key corporate matters, including our growth strategy, financing strategy, risk management practices, corporate responsibility initiatives, and strong corporate governance practices.
•Attending conferences or other events at which we present.
We reserve the right to disregard any communication we determine is unduly hostile, threatening, illegal, does not reasonably relate to us or our business, or is similarly inappropriate or that involve sales, business, or job-seeking calls.

HOW WE ARE PAID

Independent members of our Board are compensated for their services as described below. Annually, each independent trustee may elect to receive between 50% and 100% of the value of their total annual cash compensation in equity. Non-independent members of our Board receive no compensation for their services as trustees.

For 2025, each of our independent trustees was eligible to receive annual compensation as follows:
•Base cash compensation: $70,000
•Equity compensation: $120,000

•Additional annual cash compensation:
◦Lead Independent Trustee: $25,000
◦Audit Committee:
▪Chairperson: $25,000
▪Member: $12,500
◦CNCG Committee:
▪Chairperson: $25,000
▪Member: $10,000
◦Finance Committee:
▪Chairperson: $20,000
▪Member: $10,000

For 2025, 87% of our independent trustees elected to receive some or all of their annual cash compensation in the form of equity
We also reimburse each of our trustees for expenses incurred in connection with attending Board and committee meetings. In addition, if the Board forms a special committee, the trustees serving on the special committee may receive additional compensation.
The table below summarizes the compensation received by our independent trustees during 2025.

Trustee Compensation Table for 2025
Name(1)	Fees Paid or Earned in Cash(2)	Stock Awards(2)	Total
Warren W. Allan(3)	$58,750	$120,000	$178,750
Lisa R. Cohn	80,000	$120,000	200,000
Paul W. Hylbert, Jr.	95,000	$120,000	215,000
Chad L. Meisinger	80,000	$120,000	200,000
Steven G. Osgood	102,500	$120,000	222,500
Dominic M. Palazzo	92,500	$120,000	212,500
Michael J. Schall	105,000	$120,000	225,000
Charles F. Wu	80,000	$120,000	200,000
Total	$693,750	$960,000	$1,653,750
(1)    Rebecca L. Steinfort was a member of our Board in 2025 until May 12, 2025, the date of our 2025 annual meeting of shareholders. Ms. Steinfort did not receive any compensation in 2025 in connection with her board service and therefore is not included in the above table. Mr. Nordhagen, our vice chairperson, is an employee of the Company and does not receive additional compensation for services as a trustee. For more information about Mr. Nordhagen's compensation, see Item 13 under "Certain Relationships and Related Transactions–Material Benefits to Related Parties–Transactions with Mr. Nordhagen."
(2)    For those trustees that elected in 2025 to receive any portion of the value of their 2025 annual cash compensation in equity, grants for the full value of such compensation were made on May 15, 2025 based on the closing price of our Common Shares on May 14, 2025 of $34.61. Each of Messrs. Hylbert, Meisinger, Osgood, Schall, and Wu and Ms. Cohn elected to receive payment of 100%, and Mr. Palazzo elected to receive payment of 50%, of the value of his or her 2025 annual cash compensation in LTIP units which represent a class of partnership interests in our operating partnership. Mr. Allan elected to take all of his 2025 annual cash compensation in cash. Accordingly, Messrs. Allan, Hylbert, Meisinger, Osgood, Palazzo, Schall, and Wu and Ms. Cohn were awarded LTIP units for their annual compensation as follows: Mr. Allan - 3,468 units, Ms. Cohn - 5,779 units, Mr. Hylbert - 6,213 units, Mr. Meisinger - 5,779 units, Mr. Osgood - 6,429 units, Mr. Palazzo - 4,840 units, Mr. Schall - 6,502 units, and Mr. Wu - 5,779 units. The dollar values shown in the table above for the LTIP units, including LTIP units taken in lieu of cash compensation, represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification ("ASC") Topic 718. The LTIP units granted on May 15, 2025 are scheduled to vest on the earlier of May 15, 2026 and the calendar day immediately preceding our 2026 annual meeting of shareholders ("2026 Annual Meeting"), so long as such person remains a trustee. With respect to the portion of Mr. Palazzo's, and all of Mr. Allan's,

2025 annual cash compensation taken in cash, each of Messrs. Palazzo and Allan was paid one-half of such amount ($23,750 in the case of Mr. Palazzo, and $41,250 in the case of Mr. Allan) between July 1, 2025 and December 31, 2025, which amounts are reflected in the above table along with the remaining installments of their 2024 annual cash compensation, which were paid in 2025. The remaining installments of Mr. Palazzo's and Mr. Allan's 2025 annual cash compensation were paid in 2026 and are not reflected in the above table. The following table sets forth the aggregate number of outstanding compensatory LTIP units held by our non-employee trustees that had not vested as of December 31, 2025:

Name	Number of LTIP units
Warren W. Allan	4,638
Lisa R. Cohn	7,131
Paul W. Hylbert, Jr.	6,213
Chad L. Meisinger	5,779
Steven G. Osgood	6,429
Dominic M. Palazzo	4,840
Michael J. Schall	7,861
Charles F. Wu	5,779
(3)    Excludes consideration paid to Mr. Allan, or entities controlled or managed by him or in which he has an ownership interest, in connection with the management of our properties following the internalization of our PRO structure. For additional information, see Item 13 under "Certain Relationships and Related Transactions–Material Benefits to Related Parties–Transactions with Mr. Allan."

Each independent trustee is subject to our minimum equity ownership guidelines. See Item 11 under "Compensation Discussion and Analysis–How We Oversee and Apply our Pay Programs–Minimum Equity Ownership Guidelines."
OUR EXECUTIVE OFFICERS
We, at NSA, support over 1,400 jobs across the United States. Our team of talented people, in turn, helps us provide the services we offer and supports the value we create. We are expected to share information on our executive officers, which we do here, but each of them—as well as each of our trustees—is keenly aware of the importance of our entire team.

Tamara D. Fischer
Executive Chairperson For Ms. Fischer's biography, please see Item 10 under "–Our Board–Overview of our Board–Trustee Biographies."

Arlen D. Nordhagen
Vice Chairperson For Mr. Nordhagen's biography, please see Item 10 under "–Our Board–Overview of our Board–Trustee Biographies."

David G. Cramer
Chief Executive Officer, President and Trustee For Mr. Cramer's biography, please see Item 10 under "–Our Board–Overview of our Board–Trustee Biographies."

William S. Cowan, Jr. Age: 50	EXPERIENCE
	2023 - Present	–Executive Vice President & Chief Strategy Officer of NSA since May 2023
	2012 - 2023	–Managing Director in the Real Estate, Gaming, Lodging and Leisure Group of Jefferies LLC, leading the U.S. coverage efforts for self storage, multifamily, industrial and net lease sectors
	Other Prior Experience	–Worked in the Real Estate, Gaming and Lodging Group at Bank of America Merrill Lynch –Served in the 25th Infantry Division of the United States Army and rose to the rank of Captain
QUALIFICATIONS AND EXPERTISE

–Oversees NSA’s strategic initiatives, including acquisitions, dispositions, investor relations, risk management, insurance and internal audit functions
–Closely involved in over $160 billion of advisory and capital markets transactions for public and private real estate companies over his 15 years in investment banking
–Masters of business administration, Darden School of Business at the University of Virginia; received the Faculty Award for Academic Excellence
–Bachelor of arts, Davidson College; awarded an Army ROTC Scholarship

Tiffany S. Kenyon Age: 51	EXPERIENCE
2018 - Present
–Chief Legal Officer of NSA since January 2023
–Executive Vice President of NSA since January 2022
–Secretary of NSA since January 2020
–Prior roles at NSA include General Counsel (January 2022 - December 2022), and Senior Vice President & Senior Legal Officer (May 2018 - December 2021)

	2008 - 2018	–Various positions at MarkWest Energy Partners, L.P, including most recently as Vice President, Law
	2000 - 2008	–Private practice with Greenberg Traurig, LLP, initially as a corporate securities associate and then as a shareholder
	1998 - 2000	–Corporate securities associate with Freeborn & Peters
QUALIFICATIONS AND EXPERTISE

–Over 25 years of legal experience, specializing in finance, securities, capital markets, mergers and acquisitions, and commercial transactions
–Juris doctor degree, Order of the Coif, University of Colorado at Boulder
–Bachelor of science, business administration, Phi Beta Kappa, University of North Carolina at Chapel Hill

Brandon S. Togashi Age: 43	EXPERIENCE
2014 - Present
–Executive Vice President, Chief Financial Officer & Treasurer since January 2020
–Prior roles at NSA include Chief Accounting Officer (January 2017 - December 2024), Controller (December 2014 - March 2019), Senior Vice President (July 2018 - December 2019) and Vice President (December 2014 - June 2018)

	2013 - 2014	–Vice President, Corporate Accounting at DCT Industrial Trust Inc.
	2010 - 2013	–Manager, and later Senior Manager, in the audit practice at KPMG LLP
QUALIFICATIONS AND EXPERTISE

–Certified public accountant
–Oversees all financial functions for the Company including treasury, capital markets, accounting and tax
–Bachelor of science, business administration, magna cum laude, as a university honors scholar, Colorado State University

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS

WHO WE PAY

We believe that pay design and pay fairness matter to all of our team members. We also believe that pay is only one of the ways we attract, retain, motivate and show appreciation and support for our people. While we are required to focus disclosures on the compensation of our NEOs, we do so while emphasizing that our day-to-day focus is more inclusive.

Our NEOs for 2025 are:

•Tamara D. Fischer, Executive Chairperson
•David G. Cramer, CEO and President
•Brandon S. Togashi, Executive Vice President, Chief Financial Officer, and Treasurer
•William S. Cowan, Jr., Executive Vice President and Chief Strategy Officer
•Tiffany S. Kenyon, Executive Vice President, Chief Legal Officer and Secretary
WHAT WE PAID

Name	Salary	Bonus	Non-Equity Incentive Plan Compensation	Stock Awards(1)	All Other Compensation(2)	Total
Tamara D. Fischer	$313,500	—	$317,419	$940,500	$20,270	$1,591,689
David G. Cramer	760,000	—	949,050	2,280,000	15,071	4,004,121
Brandon S. Togashi	517,275	—	349,161	956,959	14,000	1,837,395
William S. Cowan, Jr.	560,146	—	378,099	1,149,500	21,708	2,109,453
Tiffany S. Kenyon	357,913	—	193,273	357,913	18,510	927,609
(1)    Reflects the aggregate grant date fair value of LTIP unit awards granted to each of our NEOs in accordance with ASC Topic 718. For more information, see footnote (3) to the Summary Compensation Table below in Item 11 under "–Summary Compensation and Other Tables."
(2)    All other compensation for 2025 comprises the 401(k) employer matching contribution for each NEO, if any. See footnote 1 to the Summary Compensation Table set forth in Item 11 under "–Summary Compensation and Other Tables."
WHAT STANDS OUT ABOUT OUR PAY

When Institutional Shareholder Services ("ISS") reviewed our pay plans last year, they recommended that our shareholders vote to approve our executive compensation program. Our disclosures show that:
•We have good external pay parity: our CEO’s pay is conservative relative to both our selected peers and those selected by ISS.
•We have good internal pay parity: our CEO’s pay is less than double that of the next-highest-paid NEO.
•The majority of our CEO’s equity-based pay in 2025 is performance-based.
•We have had consistently high support for our pay plans, averaging 96.3% over the last 5 years.
•As of December 31, 2025, our executive chairperson and CEO owned 12 times and 23.2 times, respectively, the minimum amount of our equity that they are required to hold under our Minimum Equity Ownership Guidelines.
•The objective metrics of our annual incentive cash bonus program are based on key elements that we believe drive our growth.
•Our programmatic performance-based equity awards are based on the overall value that we provide to our shareholders as compared to shareholders of our self storage REIT peers and other REITs.

PAY ELEMENTS
Each of our NEOs is eligible to receive a base salary, an annual cash bonus based on Company and individual performance factors and longer-term equity-based pay tied to continued employment and, for the performance-based amounts, to achievement of specified goals. In 2025, approximately 84% of our CEO’s annualized target pay and approximately 75% of our other NEOs’ annualized average target pay was at risk.
We believe this combination of short- and long-term and stable and variable pay promotes an appropriate balancing of steady and near-term operational and risk management initiatives with a creative and energetic focus on sustainable and exceptional best-in-class customer service, human capital and asset management, and value creation.
SALARY
Base salaries are reviewed annually by our CNCG Committee and may be adjusted to better match competitive market levels or to recognize a NEO's professional growth, development, and increased responsibility. The table below summarizes the 2025 and 2024 base salary for each NEO and the corresponding percentage change against the prior year:

	Base Salary
Executive	2025	2024	Change
Tamara D. Fischer	$313,500	$300,000	4.5%
David G. Cramer	760,000	675,000	12.6%
Brandon S. Togashi	517,275	495,000	4.5%
William S. Cowan, Jr.	560,146	536,025	4.5%
Tiffany S. Kenyon	357,913	342,500	4.5%

The changes in 2025 base salaries were based on the 2022 NEO Benchmarking Analysis and the 2024 Nareit Compensation Survey, each conducted by FPC, to bring base salaries in line with the Company's peers, as discussed below at "–What Informs Our Pay Designs, Metrics and Decisions".
For 2026, our CNCG Committee determined to maintain the salaries for our NEOs at the 2025 levels.
ANNUAL INCENTIVE CASH BONUS PAYMENTS
We have provided incentive cash bonuses to encourage outstanding individual and Company performance by motivating our NEOs to achieve short-term Company performance objectives and individual goals. Our annual incentive cash bonus program for our NEOs is based primarily on objective factors aligned with our Company's performance, and to a lesser extent on subjective factors.

2025 Annual Incentive Cash Bonus Program Elements
Objective Performance Criteria	Same Store NOI growth
–Rationale: Key performance indicator to evaluate year-over-year operations
Core FFO per share growth
–Rationale: Key performance indicator widely used by REITs and by the Company to evaluate the operations of our properties and excludes various items in net income (loss) that do not relate to or are not indicative of our performance

Acquisitions and dispositions
–Rationale: Key performance indicator reflecting the Company's growth, because acquisitions and portfolio optimizing dispositions are a significant component of the Company's growth strategy
Strategic initiatives, such as revenue enhancing projects, new ventures or partnerships, and other strategic investments or initiatives
–Rationale: Key performance indicator reflecting the Company's ability to continue its growth over the long-term
Subjective Criteria	–Tailored to each NEO –Considered together with the objective elements and accounts for individual achievements not solely based on quantifiable metrics
Weighting	–Objective and subjective criteria are weighted for each NEO
Performance Levels	–Threshold: Minimum level of performance for incentive cash bonuses to be earned for a particular metric and if not met, no incentive cash bonuses will be earned for that metric
–Target: Level of performance that must be met for incentive cash bonuses to be earned at the target amount for a particular metric
–Maximum: Level of out-performance above target for a particular metric and, if met or exceeded, the incentive cash bonuses will be capped at the maximum level for such performance metric
Payout Range	–From 50% (at threshold) to 150% (at maximum performance) of target amount –If performance falls between two levels, linear interpolation applies

    For an explanation of how we calculate NOI and Core FFO, which are both non-GAAP financial measures, see Item 7 of our Original Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations–Non-GAAP Financial Measures", which was filed with the SEC on February 26, 2026.
The performance levels of each metric are set annually by the CNCG Committee and are intended to take into account, among other things, the Company's prior performance and market conditions that may influence or affect the Company's performance during the upcoming year.
The following table shows the objective metrics and weightings for the 2025 incentive cash bonus opportunity for our NEOs, along with the actual performance achieved in 2025 for the objective metrics.

		2025 Annual Incentive Levels
Performance Criteria	Weighting for each NEO	Threshold	Target	Maximum	Actual
Same Store NOI Growth	25%	(3)%	(1)%	1%	(4.5)%
Core FFO per Share Growth	30%	(6)%	(3)%	—%	(8.6)%
Acquisitions and Dispositions ($ millions)(1)	10%	$250.0	$300.0	$350.0	$302.5
Strategic initiatives (e.g., revenue enhancing projects, new ventures or partnerships, and other strategic investments or initiatives)	25%	1	2	4	4+
Individual Based Goals	10%	1	3	5	5+
(1)    Includes joint venture acquisitions. The actual performance for this metric includes transactions that were under contract or were otherwise in process at the end of 2025.
The individual based goals for our NEOs in 2025 included succession planning and management, portfolio enhancement and optimization initiatives, and investor relations initiatives.
The operating metrics set forth above are used for the limited purpose described above and should not be understood to be statements of management’s expectations of our future results or other guidance. Investors should not apply these metrics in any other context.
The following table shows the threshold, target and maximum incentive cash bonus opportunities that were available to each of our NEOs for 2025, as well as the actual bonus earned for the year ended December 31, 2025 and the percentage that the actual bonus earned bears to the target bonus amount. Whether any of the threshold, target or maximum bonus levels were attained was determined by our CNCG Committee based on achievement and weighting of the criteria set forth in the table above.

2025 Incentive Cash Bonus Levels
Executive	Threshold	Target	Maximum	Actual	Actual as a Percentage of Target
Tamara D. Fischer	$235,125	$470,250	$705,375	$317,419	68%
David G. Cramer	703,000	1,406,000	2,109,000	949,050	68%
Brandon S. Togashi	258,638	517,275	775,913	349,161	68%
William S. Cowan, Jr.	280,073	560,146	840,219	378,099	68%
Tiffany S. Kenyon	143,165	286,330	429,495	193,273	68%

EQUITY-BASED PAY
LONG-TERM EQUITY INCENTIVE COMPENSATION
Our CNCG Committee believes that a substantial portion of each NEO's compensation should be in the form of long-term equity incentive compensation because equity incentive awards:
•Encourage management to create shareholder value over the long-term;
•Promote management retention because full vesting of the awards generally requires continued employment for multiple years; and
•Encourage Company growth and the achievement of our business strategies that can take more than one year to execute when they are tied to specific performance criteria.
Long-term equity incentive compensation may be granted in many forms under our 2024 Equity Incentive Plan ("2024 Plan"). For a further description of such awards, see "–Awards Under the Plan" below. We currently use LTIP unit awards in connection with our executive compensation program.

Our long-term equity incentive compensation framework is designed to align the interests of the Company's NEOs with those of the Company's shareholders in a multi-year pay-for-performance structure utilizing both performance-based and time-based LTIP unit awards. The awards are structured to reward, among other things, favorable shareholder returns, the Company’s competitive position within its segment of the real estate industry, and each NEO's contributions to the Company. For each long-term incentive grant in 2025, 40% of the target dollar value of the award was time-based, and the remaining 60% was performance-based. In 2026, the allocation percentages for the time-based and performance-based portion of the long-term incentive grants was changed to be 50% each. We may also issue long-term incentive grants in connection with the hiring or promotion of NEOs or the achievement of certain strategic initiatives, which may be in this same format or which may have a different composition.
Awards Granted in 2025
The terms of the LTIP awards granted on January 1, 2025 for the performance period ending December 31, 2027 (the "performance period") are depicted below.

100% of target dollar value of LTIP unit award	60% Performance-Based	70% 3-Year Total Shareholder Return ("TSR") versus MSCI US REIT Index ("MSCI Component")(1)
		30% 3-Year TSR versus Peer Group 3-Year Weighted Average TSR ("Storage Peer Component")(1)

		3-YEAR CLIFF VESTING IF FUTURE RELATIVE PERFORMANCE IS MET
			MSCI Component		Storage Peer Component(2)
		Result	% of Target to Vest(3)	MSCI US REIT Index Percentile	% of Target to Vest(3)	Peer Group 3-Year Weighted Average TSR(4)
		Minimum	—	Below 35th Percentile	—	Less than Peer Group 3-Year Weighted Average TSR minus 750 basis points
		Threshold	50%	35th Percentile	50%	Peer Group 3-Year Weighted Average TSR minus 750 basis points
		Target	100%	55th Percentile	100%	Peer Group 3-Year Weighted Average TSR plus 100 basis points
		Maximum	200%	75th Percentile	200%	Peer Group 3-Year Weighted Average TSR plus 750 basis points
	40% Time-Based
		3-YEAR VESTING PERIOD - 1/3 OF THE AWARD VESTING EACH YEAR
		–Vesting occurs each January 1 beginning in the first calendar year following the date of grant
		–Vesting subject to continued employment of the NEO

(1) The Storage Peer Component compares the Company's TSR to the cumulative three-year weighted average TSR of our public company self storage REIT peers ("Peer Group 3-Year Weighted Average TSR"), plus or minus a certain number of basis points as described above. If any public company self storage REIT peer is removed from the peer group during the performance period, then the allocation percentage for the MSCI Component will increase by ten percent (10%), and the allocation percentage for the Storage Peer Component will be reduced by ten percent (10%).
(2)    As of the beginning of the performance period, there were four public company self storage REIT peers for the Storage Peer Component, including us.
(3) Represents the percentage of the target dollar value of the portion of the total performance-based LTIP unit award relating to this metric.
(4)    The Peer Group 3-Year Weighted Average TSR is determined excluding the Company TSR and takes into account the following for each member of the peer group: common equity capitalization (on a fully diluted basis, assuming the conversion of all convertible securities and exchange on a one-for-one basis of all outstanding units in the peer group member's operating partnership for common shares or other securities), preferred equity capitalization, and debt capitalization.

The performance-based LTIP unit awards granted to our NEOs on January 1, 2025 represent the maximum amount of LTIP units that can vest contingent upon the achievement of the performance criteria discussed above during the performance period. If the Company TSR is between threshold and target, or target and maximum, performance with respect to the MSCI Component or the Storage Peer Component, then the percentage of the MSCI Component or Storage Peer Component to vest will be determined by linear interpolation between the threshold and target, or target and maximum, amounts. If the Company's TSR during the performance period equals or exceeds the maximum performance level for the MSCI Component or Storage Peer Component, each NEO will earn 200% of the target amount of the MSCI Component or Storage Peer Component, as applicable. If a criterion's threshold level of performance is not achieved, then none of the performance-based awards will vest with respect to that criterion.

Majority Performance Based	Relative TSR Metrics	Outpeformance Required
The majority of our 2025 LTIP award grants (60%) are predicated on performance.	All of our programmatic performance-based LTIP awards are based on TSR performance versus the MSCI US REIT Index and the Peer Group 3-Year Weighted Average TSR.	The Company must perform above average as compared to the MSCI US REIT Index and the Peer Group 3-Year Weighted Average TSR in order to achieve target payout on our programmatic performance-based awards.

We have focused on the Company’s TSR performance relative to the TSR of our peers in the self storage industry because TSR achievement is a particularly useful metric for ensuring that our executives are thinking about the interests of our shareholders as they execute on our business plans.
During the vesting period for the performance-based LTIP units, each NEO will be entitled to receive interim distributions with respect to each performance-based LTIP unit at the maximum level equal to 10% of the distributions paid to a holder of an equal number of OP units. Upon vesting, each NEO will be entitled to receive full distributions payable in cash on each such performance-based LTIP unit earned equal to the distributions payable during the vesting period on an equal number of OP units less the amount of interim distributions already paid. Thereafter, each NEO will be entitled to receive distributions on each vested LTIP unit equal to the distributions paid to a holder of an OP unit as distributions on OP units are made.
During the vesting period for time-based LTIP units, each NEO will be entitled to receive distributions with respect to each time-based LTIP unit equal to the distributions paid to a holder of an equivalent number of OP units, as distributions on OP units are made.

If a NEO's employment is terminated by us without "cause" or by the NEO for "good reason" (each as defined in the applicable employment agreement), or by reason of the NEO's death or "disability" (as defined in the applicable employment agreement) prior to the completion of the vesting period, then:

•in the case of a termination by us without "cause" or by the NEO for "good reason", 100% of the unvested LTIP awards held by the NEO will become fully vested and free of restrictions.
•in the case of a termination due to death or disability, the following vesting terms ("Death or Disability Vesting Terms") apply with respect to outstanding unvested awards held by the NEO:
◦with respect to outstanding unvested time-based share awards, a prorated portion (for the programmatic grants, based on the number of days of employment since the immediately preceding January 1st until the date of death or disability, as applicable, over 365, and for the grants issued on December 2, 2024, based on the number of days of employment since the grant date until the date of death or disability, as applicable, over 730) of such awards that would have vested on the next applicable vesting date will become vested and free of restrictions and any remaining portion of such awards will be forfeited; and

◦with respect to outstanding unvested performance-based share awards, such awards that vest based on the performance requirements pursuant to the applicable award agreements underlying such awards shall vest, as if no termination of service had occurred.
The following table summarizes the minimum, threshold, target and maximum number of performance-based LTIP unit awards granted on January 1, 2025 that may be earned by each NEO contingent upon performance between January 1, 2025 and December 31, 2027 and the total number of time-based awards granted on January 1, 2025 that each NEO may earn by January 1, 2028:

NEO	January 1, 2025 Performance-based Award(1)				January 1, 2025 Time-based Award(2)
	Minimum	Threshold	Target	Maximum
Tamara D. Fischer	—	6,360	12,718	25,435	9,924
David G. Cramer	—	15,416	30,830	61,660	24,057
Brandon S. Togashi	—	6,471	12,940	25,880	10,098
William S. Cowan, Jr.	—	7,773	15,544	31,087	12,129
Tiffany S. Kenyon	—	2,421	4,841	9,680	3,777
(1)    For each level of performance, the number of units shown in the table above assumes that the same level of performance is achieved for both the MSCI Component and the Storage Peer Component.
(2)    On January 1, 2026, one-third of the time-based awards set forth in this column vested. The remaining two-thirds are scheduled to vest in equal annual installments on January 1, 2027 and January 1, 2028, respectively, subject to the continued employment of the NEO.

Outcome of Performance-Based Awards Granted in 2023
During the performance period from January 1, 2023 through December 31, 2025 for our NEOs other than Mr. Cowan, the Company's 3-year relative TSR ranked in approximately the 23rd percentile as compared to the TSR of companies in the MSCI US REIT Index and equaled the Peer Group 3-Year Weighted Average TRS minus 919 basis points. During the performance period from June 1, 2023 through December 31, 2025 for Mr. Cowan, the Company's 3-year relative TSR ranked in approximately the 17th percentile as compared to the TSR of companies in the MSCI US REIT Index and equaled the Peer Group 3-Year Weighted Average TRS minus 971 basis points. As a result, none of the performance-based LTIP unit awards related to the performance period ending December 31, 2025 vested on January 1, 2026.
Outcome of Special One-Time Performance-Based Awards Granted in 2024
As of December 2, 2025, the Company satisfied all of the following metrics associated with the one-time special performance-based awards granted on December 2, 2024 in connection with the internalization of our PRO structure: (1) achievement of certain predetermined annualized recurring general and administrative expense savings, (2) migration of certain properties managed by the Company’s former PROs onto the Company’s management platforms by no later than June 30, 2025, and (3) successful completion of the PRO internalization. The following table summarizes the actual number of performance-based LTIP unit awards that vested on December 2, 2025 as a result of satisfying these metrics.

NEO	Number of Performance-based Units Vested on December 2, 2025
Tamara D. Fischer	11,268
David G. Cramer	22,536
Brandon S. Togashi	13,980
William S. Cowan, Jr.	13,563
Tiffany S. Kenyon	5,217

EQUITY INCENTIVE PLAN
Our 2024 Plan allows for grants of share options, restricted Common Shares, phantom shares, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by our operating partnership and other equity-based awards.
Our 2024 Plan is administered by our CNCG Committee. The CNCG Committee consists solely of independent trustees, each of whom is intended to be, to the extent required by Rule 16b-3 under the Exchange Act, a non-employee trustee.
AVAILABLE SHARES
Our 2024 Plan provides for grants of equity-based awards in a quantity up to 3,250,000 Common Shares. As of March 27, 2026, 2,450,493 Common Shares remain available for issuance under the 2024 Plan. If an award granted under our 2024 Plan expires, is forfeited or terminates, the Common Shares subject to any portion of the award that expires, is forfeited or terminates without having been exercised or paid, as the case may be, will again become available for issuance of additional awards. Unless previously terminated by our Board, we will be able to grant awards under our 2024 Plan until May 13, 2034.
AWARDS UNDER THE PLAN
Restricted Shares
A restricted share award is an award of Common Shares that are subject to forfeiture, vesting schedules, restrictions on transferability and such other restrictions as our CNCG Committee may impose at the date of grant. The restrictions may lapse separately or in combination at such times, under such circumstances, including, without limitation, a specified period of employment or the satisfaction of pre-established criteria, in such installments or otherwise, as our CNCG Committee may determine. In general, restricted share awards granted to non-executive employees vest in installments over a vesting period of at least three years. Generally, a participant granted restricted Common Shares has all of the rights of a shareholder, including, without limitation, the right to vote and the right to receive dividends on the restricted Common Shares. Although dividends will be paid on restricted Common Shares, whether or not vested, at the same rate and on the same date as on our Common Shares (unless otherwise provided in an award agreement), holders of restricted Common Shares are prohibited from selling such shares until they vest.
    LTIP Units
LTIP units are a special class of partnership interest in our operating partnership. Each LTIP unit awarded will be deemed equivalent to an award of one Common Share under the 2024 Plan and will reduce the total number of equity awards available under the plan on a one-for-one basis. The vesting period for LTIP units, if any, will be determined at the time of issuance, and for non-executive employees, LTIP unit awards generally vest in installments over a vesting period of at least three years. For information about the vesting of LTIP unit awards granted to our NEOs, please see Item 11 under "–Pay Elements–Equity-Based Pay–Long-Term Equity Incentive Compensation." Initially, LTIP units will not have full parity with OP units with respect to liquidating distributions. Under the terms of the LTIP units, our operating partnership will revalue its assets upon the occurrence of certain specified events, and any increase in valuation from the time of grant until such event will be allocated first to the holders of LTIP units to equalize the capital accounts of such holders with the capital accounts of OP unit holders. Upon equalization of the capital accounts of the holders of LTIP units with other holders of OP units, the LTIP units will achieve full parity with OP units for all purposes, including with respect to liquidating distributions. Upon reaching parity (or earlier if provided under the individual award agreement), holders of LTIP units will be entitled to receive distributions from our operating partnership in the same amounts as those made on our Common Shares whether or not such LTIP units are vested. If such parity is reached, vested LTIP units may be converted into an equal number of OP units, and thereafter enjoy all the rights of OP units. However, there are circumstances under which such parity would not be reached. Until and unless such parity is reached, the value that will be realized for a given number of vested LTIP units will be less than the value of an equal number of Common Shares.

    Other Equity-Based Awards
Our 2024 Plan authorizes the granting of other awards based upon our Common Shares (including share options, phantom shares, securities convertible into Common Shares, and dividend equivalents), subject to terms and conditions established at the time of grant.
We have filed with the SEC a Registration Statement on Form S-8 registering the offers and sales of our Common Shares issuable under our 2024 Plan.
AMENDMENTS AND TERMINATION
Our Board may amend, suspend, alter or discontinue our 2024 Plan but cannot take any action that would impair the rights of an award recipient with respect to an award previously granted without such award recipient's consent unless such amendments are required in order to comply with applicable laws. Our Board may not amend our 2024 Plan without shareholder approval in any case in which amendment in the absence of such approval would cause our 2024 Plan to fail to comply with any applicable legal, exchange, or similar requirement, such as an amendment that would:
•other than through adjustment as provided in our 2024 Plan, increase the total number of Common Shares reserved for issuance under our 2024 Plan;
•materially expand the class of trustees, officers, employees, consultants and advisors eligible to participate in our 2024 Plan;
•reprice any share options under our 2024 Plan; or
•otherwise require such approval.
BENEFITS/PERKS/OTHER
EMPLOYEE BENEFITS
We have a tax-qualified 401(k) Retirement Savings Plan, or the 401(k) plan. All eligible employees may participate in our 401(k) plan, including our NEOs. Under our 401(k) plan, employees are eligible to defer a portion of their salary, and we currently match a portion of each eligible employee's contributions. We do not enable our employees to invest in our Common Shares through our 401(k) plan.
PERQUISITES AND OTHER PERSONAL BENEFITS
We provide no perquisites or other personal benefits to our NEOs, except as disclosed in our Summary Compensation Table in Item 11 under "–Summary Compensation and Other Tables" below.

WHAT INFORMS OUR PAY DESIGNS, METRICS AND DECISIONS
We use our pay designs, metrics, and decisions as some of many tools to:
•attract, retain, motivate and provide direction and parameters to top talent.
•encourage the achievement of our business strategies and operational goals.
•encourage appropriate risk taking and reflect sound corporate governance practices.
•align NEOs’ and shareholders’ interests and support sustainable value creation.

Our CNCG Committee, in consultation with our outside compensation consultant, FPC, periodically conducts compensation benchmarking analyses to ensure that our compensation programs for our NEOs and independent trustees are competitive with those of certain other publicly traded REITs (each, a "Benchmarking Analysis" and together, the "Benchmarking Analyses"). The Benchmarking Analyses include a comprehensive review of each component of the total compensation opportunities for our NEOs and independent trustees relative to market data for REITs with a market capitalization, enterprise value, and business model similar to that of our Company. We refer to this group of REITs as our "peer group". Our most recent Benchmarking Analyses were performed in 2023 and 2024 with respect to our independent trustees and in 2022 with respect to our NEOs. The peer groups used for these Benchmarking Analyses are identified below.

Peer Group Companies	2022 NEO and 2023 Independent Trustee Benchmarking Analysis	2024 Independent Trustee Benchmarking Analysis
Apartment Income REIT Corp.	●
Brixmor Property Group Inc.	●	●
Cousins Properties Incorporated	●	●
CubeSmart	●	●
EastGroup Properties, Inc.	●	●
Equity Lifestyle Properties, Inc.		●
First Industrial Realty Trust, Inc.	●	●
Independence Realty Trust, Inc.		●
Kite Realty Group Trust	●	●
Life Storage, Inc.	●
Omega Healthcare Investors, Inc.	●
Rayonier Inc.		●
Rexford Industrial Realty, Inc.	●	●
STAG Industrial, Inc.	●	●
Tanger Inc.		●
Uniti Group Inc.		●
The changes to the peer group for the 2024 Benchmarking Analysis were made in consultation with FPC to remove companies that the CNCG Committee believed were no longer suitable for inclusion in the peer group due to their acquisition, their relative size from an equity UPREIT market capitalization and total capitalization perspective, or their business model (models focused on long-term leases) and to replace them with companies that are similarly sized to the Company or are within recommended size parameters or that have business models that are more closely aligned with the Company (customer facing business models).

The market data for our NEOs was sourced from FPC’s proprietary database, the Nareit Compensation Surveys conducted annually by FPC, and the public filings of the REITs included in the analysis. For our independent trustees, the market data was sourced from the 2024 National Association of Corporate Directors Director Compensation Report (as well as prior years), the Top 100 Real Estate Compensation Analysis conducted by FPC in June 2024, and the public filings of the REITs included in the analysis. This information was considered by our CNCG Committee in approving annual base salaries for our NEOs in 2025 and 2026, as set forth above in Item 11 under "–Pay Elements–Salary." The independent trustee Benchmarking Analysis was considered by our CNCG Committee in approving our independent trustee compensation program for 2025, as described above in Item 10 under "Our Board–How We Are Paid." Any changes approved are intended to better align each NEO's and independent trustee's total compensation with the peer group.

    We also apply a collection of good pay governance standards and parameters to our pay designs and decisions including the following:

KEY PAY GOVERNANCE FEATURES
What we do and have....		What we don't do and don't have....
✓	Pay for performance, including incentive compensation (both cash and equity) that is subject to achievement of various performance objectives	✗	No excise tax gross-ups with respect to payments made in connection with a change of control
✓	Salaries comprise a relatively modest portion of each NEO's overall compensation opportunity	✗	No non-qualified deferred compensation or supplemental retirement benefits for our NEOs
✓	Balance of short-term and long-term incentives	✗	No hedging of the value of Company securities
✓	Minimum equity ownership guidelines for our executive officers and trustees	✗	No uncapped cash and equity incentive awards
✓	Policy for the recovery of erroneously awarded incentive compensation	✗	No excessive perquisites to NEOs
✓	Policy on insider trading by our trustees, executive officers, and employees
✓	Limitations on pledging of Company securities by executive officers and trustees
✓	Independent compensation consultant
✓	Take into consideration shareholder feedback on compensation, including "say on pay" votes
✓	"Double-trigger" change of control benefits

HOW WE OVERSEE AND APPLY OUR PAY PROGRAMS
ROLES OF OUR CNCG COMMITTEE, COMPENSATION CONSULTANT AND MANAGEMENT
    CNCG Committee
Our CNCG Committee, which is comprised entirely of independent trustees, has overall responsibility for monitoring the performance of our NEOs and evaluating and approving our executive compensation plans, policies and programs. In addition, our CNCG Committee oversees our 2024 Plan.
Our CNCG Committee determines all components of our executive chairperson's compensation. With respect to our other NEOs, our CNCG Committee seeks input from our executive chairperson and reviews and approves all components of the other NEOs' compensation.
    Compensation Consultant
Our CNCG Committee has periodically engaged FPC, an outside compensation consultant, to provide guidance with respect to the development and implementation of our compensation programs. When so engaged, FPC provides our CNCG Committee with advice concerning the types and levels of compensation to be paid to our NEOs and independent trustees.

Our CNCG Committee policy requires that its compensation consultants be independent of Company management. Our CNCG Committee performs an annual assessment to determine whether FPC is independent. Our CNCG Committee assessed FPC's independence most recently in February 2026 and determined that the engagement did not raise any conflict of interests with management.
    Management
Ms. Fischer, our executive chairperson, Mr. Nordhagen, our vice chairperson, and Mr. Cramer, our president and CEO and member of our Board, generally attend CNCG Committee meetings and provide information as to the individual performance of the NEOs and other key employees. Ms. Fischer makes annual recommendations to our CNCG Committee with respect to our other NEOs (including Mr. Cramer) and other key employees. Nonetheless, all components of our NEOs' compensation are approved by our CNCG Committee in its sole discretion and our executive chairperson is not present during our CNCG Committee’s determination with respect to her own compensation.
RECOVERY POLICY FOR ERRONEOUSLY AWARDED INCENTIVE COMPENSATION
In compliance with the final rules adopted by the SEC and the listing standards adopted by the NYSE, we have adopted a policy which, subject to limited exceptions, requires us to recover erroneously awarded incentive compensation paid to our executive officers based on financial results that are subsequently restated.
MINIMUM EQUITY OWNERSHIP GUIDELINES
Our minimum equity ownership guidelines require our independent trustees, NEOs, and certain other officers to maintain a minimum number of Common Shares (including OP units and LTIP units), 6.000% Series A cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") and 6.000% Series B cumulative redeemable preferred shares of beneficial interest ("Series B Preferred Shares") having a market value equal to a specified multiple of the individual's annual base salary (in the case of our officers) or annual cash compensation (in the case of our independent trustees) as specified below, which is determined at the time that they become subject to the policy or experience a change of position that increases the requirement. Each person covered by the policy is required to meet these requirements within five years after the date that they became subject to the policy (or, if the requirements increase due to a change in position of employment, any incremental increase in the required ownership level must be satisfied within five years after the change in position has become effective). The minimum equity ownership guidelines exclude any Common Shares or OP units pledged by a trustee or officer for purposes of determining if the minimum ownership requirements are met. The CNCG Committee annually reviews progress toward achieving these ownership levels. As of March 27, 2026, each officer and independent trustee complied with the minimum equity ownership guidelines.

Position/NEO Subject to Guidelines	Requirement During 2025(1)	Approximate Multiple of Required Amount Owned as of December 31, 2025(2)
Ms. Fischer	6x	12.0x
Mr. Cramer	5x	23.2x
Mr. Togashi	3x	4.3x
Mr. Cowan	3x	2.0x
Ms. Kenyon	3x	1.8x
Independent Trustees	5x	1.5x -151.1x
(1)    Expressed as a multiple of annual base salary for NEOs and annual cash compensation for independent trustees (without regard to whether such annual cash compensation is taken in equity) at the time that the NEOs and independent trustees became subject to the guidelines or, if applicable, at the time that the NEOs experienced a change in employment which increased the requirement ("Measurement Time"). This multiple is then converted into a required number of shares that must be held based upon the share price at the Measurement Time as determined in accordance with the policy ("Required Amount").
(2)    Calculated based on the number of Common Shares, OP units, vested LTIP units, time-based unvested LTIP units, Series A Preferred Shares and Series B Preferred Shares that are held and not pledged as of December 31, 2025 and the Required Amount that must be held, which is determined in the manner set forth in clause (1) above.

INSIDER TRADING POLICY
We have adopted the statement of corporate policy regarding equity transactions (the "Insider Trading Policy"), which prohibits all trustees, officers, employees and consultants from engaging in any transaction involving the purchase, sale or transfer of Company securities based on material non-public information about the Company. We also take appropriate steps to comply with applicable securities laws and regulations and stock exchange listing standards when we engage in transactions in our securities. We believe that our Insider Trading Policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to our Original Form 10-K, which was filed with the SEC on February 26, 2026.
TIMING OF CERTAIN EQUITY AWARDS
We do not currently grant awards of stock options, stock appreciation rights, or similar option-like awards as part of our compensation program. We do not time the disclosure of material non-public information, or the granting of equity awards, for the purpose of impacting the value of executive compensation.
POLICY ON HEDGING AND PLEDGING TRANSACTIONS
We prohibit our executive officers, trustees, and employees who are located at our corporate headquarters and hold a position at or above the director level from engaging in hedging transactions involving Company securities (which includes any securities issued by, or convertible or exchangeable for securities issued by, the Company or our subsidiaries). Prohibited hedging transactions include the use of financial instruments such as puts, calls, prepaid variable forward contracts, equity swaps, short sales, collars and exchange funds. This prevents such persons from continuing to own Company securities without having the full risks and rewards of ownership, which could cause such persons to have objectives that are not aligned with the Company's other shareholders. We have also adopted limitations on the ability of our officers subject to the requirements of Section 16 of the Exchange Act and our trustees to pledge Common Shares and OP units, with such pledges not to exceed the lesser of the following unless otherwise approved by the Board: (i) 50% of each person's Common Shares and OP units on an aggregate basis or (ii) 2.5% of the Company's outstanding Common Shares, without taking into account any OP units. If a Section 16 officer or trustee exceeds this threshold as a result of the Company repurchasing Common Shares pursuant to its share repurchase program, such person will not be deemed to be in violation of the policy, but such person may not pledge additional Common Shares or OP units until he or she is within the threshold. If an individual exceeds the threshold (other than as a result of the Company repurchasing Common Shares pursuant to its share repurchase program) without the approval of the Board, then promptly after discovery, such person shall remedy this by (i) causing the release of a portion of his or her pledged securities; (ii) acquiring additional Common Shares and/or OP units (or a combination thereof), such that his or her pledged securities no longer exceed the permitted pledging threshold; or (iii) some other method approved by the CNCG Committee. We recognize that by allowing such limited pledging arrangements, our Section 16 officers and trustees are able to pursue their respective business interests without the need to sell Company securities to raise additional capital.
TAX GROSS-UP PAYMENTS
We do not provide any gross-up or similar payments to our NEOs except as may arise from time to time in relation to certain relocation expenses. According to their employment agreements, if any payments or benefits to be paid or provided to any NEO would be subject to "golden parachute" excise taxes under Section 4999 of the Code, the NEO's payments and benefits under his or her employment agreement will be reduced to the extent necessary to avoid such excise taxes, but only if such a reduction of pay or benefits would result in a greater net after-tax receipt for the NEO.

TAX IMPLICATIONS - DEDUCTIBILITY OF NEO COMPENSATION
Section 162(m) of the Internal Revenue Code ("Code") limits the deductibility on the Company’s tax return of compensation over $1 million to any of the chief executive officer and the two most highly compensated executive officers of the Company other than the chief executive officer. The Company believes that, because it has elected and believes it has qualified as a REIT under the Code and pays dividends sufficient to minimize federal income taxes, the payment of compensation that is not deductible under Section 162(m) will generally not affect the Company’s net income in any material amount. Our CNCG Committee’s compensation policy and practices therefore are not directly guided by considerations relating to Section 162(m).
RISK CONSIDERATIONS IN OUR COMPENSATION PROGRAMS
Our CNCG Committee has discussed the concept of risk as it relates to our compensation programs with management and FPC, and our CNCG Committee does not believe the goals, or the underlying philosophy, of our compensation programs encourage excessive or inappropriate risk taking.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
No member of our CNCG Committee is a current or former officer or employee of ours or any of our subsidiaries. None of our NEOs serves as a member of the board of trustees (or equivalent) or compensation committee (or other board committee performing equivalent functions) of any company that has one or more of its executive officers serving as a member of our Board or CNCG Committee.
COMPENSATION COMMITTEE REPORT
The CNCG Committee evaluates and establishes compensation for our NEOs and administers our 2024 Equity Incentive Plan. While management has the primary responsibility for our financial reporting process, including the disclosure of executive compensation, the CNCG Committee has reviewed and discussed with management the Compensation Discussion and Analysis set forth in this Form 10-K/A. The CNCG Committee is satisfied that the Compensation Discussion and Analysis fairly represents the philosophy, intent and actions of the CNCG Committee with regard to executive compensation. The CNCG Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K/A for filing with the SEC.

Members of the CNCG Committee

Michael J. Schall, Chairperson
Lisa R. Cohn
Chad L. Meisinger

The foregoing Compensation Committee Report shall not be deemed under the Securities Act or the Exchange Act to be (i) "soliciting material" or "filed" or (ii) incorporated by reference by any general statement into any filing made by us with the SEC, except to the extent that we specifically incorporate such report by reference.

SUMMARY COMPENSATION AND OTHER TABLES
SUMMARY COMPENSATION TABLE
The following table summarizes the annual compensation received by our NEOs in the years ended December 31, 2025, 2024 and 2023.

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards ($)		All Other Compensation(1) ($)	Total ($)
Tamara D. Fischer, Executive Chairperson(2)	2025	313,500	—	317,419	940,500	(3)	20,270	1,591,689
	2024	300,000	—	245,560	1,710,025		13,800	2,269,385
	2023	416,666	—	240,000	900,000		13,200	1,569,866
David G. Cramer, Chief Executive Officer and President(2)	2025	760,000	—	949,050	2,280,000	(3)	15,071	4,004,121
	2024	675,000	—	491,150	3,620,006		13,800	4,799,956
	2023	585,419	—	420,000	1,700,000		13,200	2,718,619
Brandon S. Togashi, Executive Vice President, Chief Financial Officer, and Treasurer(2)	2025	517,275	—	349,161	956,959	(3)	14,000	1,837,395
	2024	495,000	—	303,881	1,805,015		13,800	2,617,696
	2023	475,000	—	285,000	750,000		13,200	1,523,200
William S. Cowan, Jr., Executive Vice President and Chief Strategy Officer(2)	2025	560,146	—	378,099	1,149,500	(3)	21,708	2,109,453
	2024	536,025	—	369,288	2,075,040		—	2,980,353
	2023	286,393	—	183,750	2,000,000		252,225	2,722,368
Tiffany S. Kenyon, Executive Vice President, Chief Legal Officer and Secretary	2025	357,913	—	193,273	357,913	(3)	18,510	927,609
	2024	342,500	—	107,433	717,515		13,800	1,181,248
	2023	325,000	—	96,000	325,000		13,200	759,200
(1)    For all of our NEOs, all other compensation for 2025 comprises the value of such NEO's 401(k) employer matching contribution.
(2)    Effective April 1, 2023, Ms. Fischer was elevated to the position of executive chairperson, and Mr. Cramer was elevated to the position of chief executive officer. Effective May 31, 2023, Mr. Cowan was appointed to the position of chief strategy officer. Effective December 31, 2024, Mr. Togashi resigned his position as Chief Accounting Officer in connection with the appointment of John Esbenshade as our Chief Accounting Officer.
(3)    Reflects the aggregate grant date fair value of LTIP unit awards granted to each of our NEOs in accordance with ASC Topic 718 based upon (i) $37.91 per unit for the time-based awards to Ms. Fischer ($376,200), Mr. Cramer ($912,000), Mr. Togashi ($382,784), Mr. Cowan ($459,800), and Ms. Kenyon ($143,165), and (ii) $44.37 per unit for the performance-based awards to Ms. Fischer ($564,300), Mr. Cramer ($1,368,000), Mr. Togashi ($574,175), Mr. Cowan ($689,700) and Ms. Kenyon ($214,748), which represents the value of the awards at their target levels on the grant date. The number and value of the performance-based awards granted on January 1, 2025 at their maximum levels on the grant date in accordance with ASC Topic 718 based upon $44.37 per unit is as follows: Ms. Fischer - 25,435 units ($1,128,600), Mr. Cramer - 61,660 units ($2,736,000), Mr. Togashi - 25,880 units ($1,148,351), Mr. Cowan - 31,087 units ($1,379,400), and Ms. Kenyon - 9,680 units ($429,496). The assumptions used to calculate the grant date value of share awards are set forth under Note 9 of the Notes to the Consolidated Financial Statements included in our Original Form 10-K, which was filed with the SEC on February 26, 2026. For additional information, see Item 11 under "–Compensation Discussion and Analysis–Pay Elements–Equity-Based Pay–Long-Term Equity Incentive Compensation" above.

2025 GRANTS OF PLAN-BASED AWARDS
The following table sets forth certain information with respect to each grant of a plan-based award made to a NEO in the fiscal year ended December 31, 2025. The following table reflects (i) under estimated future payouts under non-equity incentive plan awards, the threshold, target, and maximum performance payouts under our 2025 annual incentive cash bonus program, (ii) under estimated future payouts under equity incentive plan awards, the threshold, target and maximum amount of LTIP unit awards, as applicable, granted to a NEO that can vest contingent upon the achievement of performance criteria over the applicable performance period pursuant to the performance-based component of our long-term equity incentive plan, (iii) under all other share awards, the time-based LTIP unit awards granted in 2025 pursuant to our long-term equity incentive plan, and (iv) the grant date fair value of such awards. For additional information, see Item 11 under "–Compensation Discussion and Analysis–Pay Elements" above.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Share Awards: Number of Shares or Units (#)	Grant Date Fair Value of Share Awards ($)(3)
Name	Grant Date	Date of CNCG Committee Action	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Tamara D. Fischer	—	—	235,125	470,250	705,375	—	—	—	—	—
	1/1/25	11/13/24	—	—	—	6,360	12,718	25,435	9,924	940,500
David G. Cramer	—	—	703,000	1,406,000	2,109,000	—	—	—	—	—
	1/1/25	11/13/24	—	—	—	15,416	30,830	61,660	24,057	2,280,000
Brandon S. Togashi	—	—	258,638	517,275	775,913	—	—	—	—	—
	1/1/25	11/13/24	—	—	—	6,471	12,940	25,880	10,098	956,959
William S. Cowan, Jr.	—	—	280,073	560,146	840,219	—	—	—	—	—
	1/1/25	11/13/24	—	—	—	7,773	15,544	31,087	12,129	1,149,500
Tiffany S. Kenyon	—	—	143,165	286,330	429,495	—	—	—	—	—
	1/1/25	11/13/24	—	—	—	2,421	4,841	9,680	3,777	357,913

(1)    Our CNCG Committee determined annual cash incentive compensation for our NEOs in respect of the achievement of performance goals during fiscal year 2025 (paid in February 2026) as follows: Ms. Fischer - $317,419, Mr. Cramer - $949,050, Mr. Togashi - $349,161, Mr. Cowan - $378,099, and Ms. Kenyon - $193,273 based on the business performance of our Company and each executive's individual goals during the 2025 fiscal year, as described above in Item 11 under "–Compensation Discussion and Analysis–Pay Elements–Annual Incentive Cash Bonus Payments." These cash awards are reflected in the Summary Compensation Table above in Item 11 under "Non-Equity Incentive Plan Compensation".
(2)    The second row for each NEO reflects (i) the threshold, target and maximum amounts of performance-based LTIP unit awards granted on January 1, 2025 under the heading "Estimated Future Payouts Under Equity Incentive Plan Awards" and (ii) time-based LTIP unit awards under the heading "All Other Share Awards: Number of Shares or Units" granted on January 1, 2025 for each NEO under our long-term equity incentive plan. For more information, see Item 11 under "–Compensation Discussion and Analysis–Pay Elements–Equity-Based Pay–Long-Term Equity Incentive Compensation."
(3)    Reflects the aggregate grant date fair value in accordance with ASC Topic 718 based upon (i) $37.91 per unit for the time-based awards granted on January 1, 2025 in connection with our long-term equity incentive plan and (ii) $44.37 per unit for the performance-based awards granted on January 1, 2025 in connection with our long-term equity incentive plan, which represents the number of units and value of the awards at their target levels on the grant date. The assumptions used to calculate the grant date value of equity-based awards are set forth under Note 9 of the Notes to the Consolidated Financial Statements included in our Original Form 10-K, which was filed with the SEC on February 26, 2026.

For more information regarding our employment agreements with our NEOs, see Item 11 under "–Severance and Change in Control Arrangements–Employment Agreements." For more information regarding our annual incentive cash compensation program for our NEOs, see Item 11 under "–Compensation Discussion and Analysis–Pay Elements–Annual Incentive Cash Bonus Payments." For more information regarding the material terms of the equity awards reflected in the Summary Compensation Table and Grants of Plan-Based Awards Table, see Item 11 under "–Compensation Discussion and Analysis–Pay Elements–Equity-Based Pay–Long-Term Equity Incentive Compensation."

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2025
The following table summarizes all outstanding equity awards held by our NEOs on December 31, 2025.

	Stock Awards(1)
Name	Number of Shares or Units That Have Not Vested (#)(2)	Market Value of Shares or Units That Have Not Vested ($)(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Tamara D. Fischer	26,546	748,863	11,894	335,530
David G. Cramer	58,218	1,642,330	27,713	781,784
Brandon S. Togashi	27,332	771,036	11,390	321,312
William S. Cowan, Jr.	45,546	1,284,853	14,537	410,089
Tiffany S. Kenyon	10,657	300,634	4,527	127,707

(1)    The option award columns are omitted because the Company has no outstanding option awards.
(2)    Consists of compensatory time-based LTIP unit awards granted to our NEOs which had not vested as of December 31, 2025. Of these grants to Ms. Fischer, 9,524 vested on January 1, 2026, 7,513 are scheduled to vest on December 2, 2026, 6,201 are scheduled to vest on January 1, 2027, and 3,308 are scheduled to vest on January 1, 2028, subject to continued employment. Of these grants to Mr. Cramer, 20,725 vested on January 1, 2026, 15,025 are scheduled to vest on December 2, 2026, 14,449 are scheduled to vest on January 1, 2027, and 8,019 are scheduled to vest on January 1, 2028, subject to continued employment. Of these grants to Mr. Togashi, 8,706 vested on January 1, 2026, 9,322 are scheduled to vest on December 2, 2026, 5,938 are scheduled to vest on January 1, 2027, and 3,366 are scheduled to vest on January 1, 2028, subject to continued employment. Of these grants to Mr. Cowan, 7,580 vested on January 1, 2026, 10,471 are scheduled to vest on June 10, 2026, 9,044 are scheduled to vest on December 2, 2026, 7,580 are scheduled to vest on January 1, 2027, 6,828 are scheduled to vest on June 10, 2027, and 4,043 are scheduled to vest on January 1, 2028, subject to continued employment. Of these grants to Ms. Kenyon, 3,560 vested on January 1, 2026, 3,478 are scheduled to vest on December 2, 2026, 2,360 are scheduled to vest on January 1, 2027, and 1,259 are scheduled to vest on January 1, 2028, subject to continued employment.
(3)    The market value shown is based on the closing price of our Common Shares on the NYSE of $28.21 per share as of December 31, 2025.
(4)    Consists of compensatory performance-based LTIP unit awards granted to our NEOs which had not vested as of December 31, 2025. The number of unearned performance-based LTIP unit awards represents (i) none of the LTIP units that could have vested on January 1, 2026 with respect to the performance period between January 1, 2023 and December 31, 2025, as the performance criteria for vesting were not satisfied, (ii) the threshold amount of LTIP units that can vest on January 1, 2027 contingent upon the achievement of performance criteria during the period between January 1, 2024 and December 31, 2026 as follows: Ms. Fischer - 5,534, Mr. Cramer - 12,297, Mr. Togashi - 4,919, Mr. Cowan - 6,764, and Ms. Kenyon - 2,106, and (iii) the threshold amount of LTIP units that can vest on January 1, 2028 contingent upon the achievement of performance criteria during the period between January 1, 2025 and December 31, 2027 as follows: Ms. Fischer - 6,360, Mr. Cramer - 15,416, Mr. Togashi - 6,471, Mr. Cowan - 7,773, and Ms. Kenyon - 2,421. For more information about the performance criteria, see Item 11 under "–Compensation Discussion and Analysis–Pay Elements–Equity-Based Pay–Long-Term Equity Incentive Compensation."

OPTION EXERCISES AND SHARES VESTED
We have not awarded any options to our NEOs and, therefore, there were no option awards outstanding at the fiscal year ended December 31, 2025. The following table summarizes the number of LTIP units held by our NEOs that vested on the dates set forth below during the fiscal year ended December 31, 2025 and the value realized on vesting.

Name	Vesting Date	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting ($)(2)
Tamara D. Fischer	1/1/25	10,455	396,349
Tamara D. Fischer	12/2/25	11,268	337,815
David G. Cramer	1/1/25	14,508	549,998
David G. Cramer	12/2/25	22,536	675,629
Brandon S. Togashi	1/1/25	6,498	246,339
Brandon S. Togashi	12/2/25	13,980	419,120
William S. Cowan, Jr.	1/1/25	3,537	134,088
William S. Cowan, Jr.	6/10/25	17,300	590,276
William S. Cowan, Jr.	12/2/25	13,563	406,619
Tiffany S. Kenyon	1/1/25	2,302	87,269
Tiffany S. Kenyon	3/1/25	710	27,420
Tiffany S. Kenyon	6/10/25	503	17,162
Tiffany S. Kenyon	12/2/25	5,217	156,406
(1)Represents the aggregate number of LTIP units that vested in 2025 on the referenced date.
(2)The value realized on vesting of the LTIP units is the product of (a) the closing price on the NYSE of the Company's Common Shares on the vesting date (or, if the vesting date was not a trading day, the immediately preceding trading day), multiplied by (b) the number of LTIP units vesting. In each case, the value realized is before payment of any applicable taxes and brokerage commissions, if any.
SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS

EMPLOYMENT AGREEMENTS
We have entered into employment agreements with our NEOs. Each employment agreement provides for a three-year term, except in the case of Mr. Togashi which agreement provides for a one-year term, and in each case the agreements provide for automatic one-year extensions thereafter unless either party provides at least 90 days' notice of non-renewal. These employment agreements require our NEOs to devote substantially all of their time to our affairs.
The employment agreements provide for:
•a specified minimum annual base salary, subject to increases at the discretion of our Board or the CNCG Committee;
•eligibility for annual cash performance bonuses based on the satisfaction of performance goals established by our Board or our CNCG Committee, which will be awarded at the discretion of our CNCG Committee;
•participation in our equity incentive plan (including eligibility for regular, annual grants under the plan), as well as other incentive, savings and retirement plans applicable generally to NEOs; and
•medical and other group welfare plan coverage and fringe benefits provided to our NEOs.
Under the employment agreements, if a NEO's employment is terminated by us without "cause" or by the NEO for "good reason" (each as defined in the applicable employment agreement) (where good reason includes as a result of the Company's notice of non-renewal of the employment term), the NEO will be entitled to the following severance payments and benefits, subject to the execution and non-revocation of a general release of claims:
•accrued but unpaid base salary, bonus and other benefits earned and accrued but unpaid prior to the date of termination;

•an amount equal to the sum of the NEO's then-current annual base salary plus the greater of the annual average bonus over the prior two years (or such fewer years with respect to which the NEO received an annual bonus) and the NEO's target annual bonus for the year of termination, multiplied by the applicable multiple set forth below for each NEO;

NEO	2025 Multiple
Tamara D. Fischer	3
David G. Cramer	3
Brandon S. Togashi	2
William S. Cowan, Jr.	1
Tiffany S. Kenyon	1

•health benefits for the NEO and eligible family members following the NEO's termination of employment at the same level as in effect immediately preceding such termination, for two years in the case of Ms. Fischer, Mr. Cramer and Mr. Togashi and for one year in the case of Mr. Cowan and Ms. Kenyon, in each case subject to reduction to the extent that the NEO receives comparable benefits from a subsequent employer; and
•100% of the unvested shares or share-based awards held by the NEO will become fully vested and/or exercisable.
Each employment agreement also provides that each NEO, or his or her estate, will be entitled to certain severance benefits in the event of death or disability. Specifically, each NEO or, in the event of such person's death, his or her beneficiaries will receive:
•accrued but unpaid base salary, bonus and other benefits earned and accrued but unpaid prior to the date of termination;
•prorated annual bonus for the year in which the termination occurs;
•health benefits for the NEO and/or eligible family members following the NEO's termination of employment at the same level as in effect immediately preceding the NEO's death or disability, for two years in the case of Ms. Fischer, Mr. Cramer and Mr. Togashi and for one year in the case of Mr. Cowan and Ms. Kenyon; and
•for all outstanding unvested share awards held by the NEO, the Death or Disability Terms shall apply. For information about the Death or Disability Terms, see Item 11 under "–Compensation Discussion and Analysis–Pay Elements–Equity-Based Pay–Long-Term Equity Incentive Compensation."
The employment agreements also define "good reason" following a change-in-control (as defined in the applicable employment agreement), and provide for 100% of the unvested shares (or share-based awards) held by the NEO to become fully vested and/or exercisable if the NEO's employment is terminated by our Company without cause or if the NEO quits for "good reason" following the effective date of a change in control; provided that in the case of a "good reason" following a change in control for each of our NEOs other than Mr. Togashi, such "good reason" occurs within twenty-four (24) months following the change in control.
The employment agreements also contain standard confidentiality provisions, which apply indefinitely, and non-competition and non-solicitation provisions, which apply during the term of the employment agreements and for a period of two years following termination of employment in the case of Ms. Fischer, Mr. Cramer and Mr. Togashi and for a period of one year following termination of employment in the case of Mr. Cowan and Ms. Kenyon.

CHANGE IN CONTROL
Under our 2024 Plan, a change in control is defined as the occurrence of any of the following events: (1) the acquisition of more than 50% of our then outstanding Common Shares or the combined voting power of our outstanding securities by any person; (2) the sale or disposition of all or substantially all of our assets, other than certain sales and dispositions to entities owned by our shareholders; (3) a merger, consolidation, conversion, or statutory share exchange where our shareholders immediately prior to such event hold less than 50% of the voting power of the surviving or resulting entity; (4) during any consecutive 24 calendar month period, the members of our Board at the beginning of such period, the "Incumbent Trustees," cease for any reason (other than due to death or disability) to constitute at least a majority of the members of our Board (for these purposes, any trustee whose election or nomination for election was approved or ratified by a vote of at least a majority of the Incumbent Trustees shall be deemed to be an Incumbent Trustee); or (5) shareholder approval of a plan or proposal for our liquidation or dissolution.
Upon a change in control, awards may be subject to accelerated automatic or conditional accelerated vesting depending on the terms of the grant agreement establishing the award. In addition, the CNCG Committee may make such adjustments as it, in its discretion, determines are necessary or appropriate in light of the change in control, but only if the CNCG Committee determines that the adjustments do not have an adverse economic impact on the participants (as determined at the time of the adjustments).
POTENTIAL PAYMENTS UPON TERMINATION OR FOLLOWING A CHANGE IN CONTROL
As set forth in the employment agreements for our NEOs, our NEOs will be entitled to certain compensation and benefits in the event of a termination of employment. Assuming a termination of employment occurred on December 31, 2025 and a price per share of our Common Shares on the date of termination of $28.21 (based on the closing price of our Common Shares on the NYSE as of that date), the amount of compensation that would have been payable to each NEO in each situation is listed in the table below. The amounts shown below are for illustrative purposes only. Actual amounts that would be paid on any termination of employment can only be determined at the time of any actual separation from the Company.

	Estimated Potential Payments Upon Termination or Change of Control
	Base Salary(1) ($)	Annual Bonus(2) ($)	Continued Medical Benefits(3) ($)	Number of Outstanding LTIP Unit Awards That Vest(4) (#)	Total Value of Outstanding LTIP Unit Awards That Vest(4) ($)	Total ($)
Name and Termination Scenario

Tamara D. Fischer
- Death or Disability	13,063	317,419	18,672	61,122	1,724,252	2,073,406
- Without Cause or for Good Reason(5)	953,563	1,728,169	18,672	74,115	2,090,784	4,791,188
- Cause or Resignation(5)	13,063	317,419	—	—	—	330,482

David G. Cramer
- Death or Disability	31,667	949,050	—	139,622	3,938,737	4,919,454
- Without Cause or for Good Reason(5)	2,311,667	5,167,050	—	169,063	4,769,267	12,247,984
- Cause or Resignation(5)	31,667	949,050	—	—	—	980,717

Brandon S. Togashi
- Death or Disability	21,553	349,161	18,672	59,267	1,671,922	2,061,308
- Without Cause or for Good Reason(5)	1,056,103	1,383,711	18,672	72,886	2,056,114	4,514,600
- Cause or Resignation(5)	21,553	349,161	—	—	—	370,714

William S. Cowan, Jr.
- Death or Disability	23,339	378,099	14,208	76,431	2,156,119	2,571,765
- Without Cause or for Good Reason(5)	583,485	938,245	14,208	103,685	2,924,954	4,460,892
- Cause or Resignation(5)	23,339	378,099	—	—	—	401,438

Tiffany S. Kenyon
- Death or Disability	14,913	193,273	14,004	23,531	663,810	886,000
- Without Cause or for Good Reason(5)	372,826	479,603	14,004	28,761	811,348	1,677,781
- Cause or Resignation(5)	14,913	193,273	—	—	—	208,186

(1)We pay base salary to each of our NEOs in equal installments twice each month. Accordingly, accrued and unpaid base salary, which is reflected under each termination scenario above for each of our NEOs as of December 31, 2025 is equal to 1/24th of each NEO's base salary as set forth above in the Summary Compensation Table. The line item "Without Cause or for Good Reason" also includes an amount equal to the NEO's then-current annual base salary multiplied by three for each of Ms. Fischer and Mr. Cramer, by two for Mr. Togashi, and by one for each of Mr. Cowan and Ms. Kenyon.
(2)On February 11, 2026, our CNCG Committee determined the bonus awards payable to each of our NEOs in respect of 2025 performance. Such amounts are also disclosed above in the Summary Compensation Table in Item 11 under "–Summary Compensation and Other Tables." The line item "Without Cause or for Good Reason" also includes an amount equal to (i) the greater of the target amount of such bonus as set forth in the 2025 Grants of Plan-Based Awards Table above or the average annual bonus awarded over the prior two years, multiplied by three for each of Ms. Fischer and Mr. Cramer, by two for Mr. Togashi, and by one for each of Mr. Cowan and Ms. Kenyon, plus (ii) the NEO's then-current accrued, but unpaid bonus, as set forth for each of our NEOs under "Non-Equity Incentive Plan Compensation" in the Summary Compensation Table above in Item 11 under "–Summary Compensation and Other Tables."
(3)Represents the cost of medical benefits for each NEO and/or eligible family members at the same annual level as in effect immediately preceding December 31, 2025, for a two year period for each of Ms. Fischer, Mr. Cramer and Mr. Togashi and for a one year period for each of Mr. Cowan and Ms. Kenyon.

(4)Reflects the time-based and performance-based unvested LTIP units that would vest on December 31, 2025. Our time-based LTIP units vest annually, subject to continued employment, except in the case of the time-based LTIP units awarded on December 2, 2024 which cliff vest on December 2, 2026, subject to continued employment. For each of our NEOs, the line item "Death or Disability" reflects a prorated amount of such time-based LTIP units based on the portion of the service period under the LTIP unit awards that had elapsed on December 31, 2025, such that each NEO would only receive the actual number of time-based LTIP units for the portion of the year or vesting period prior to termination in the case of death or disability. As such, the line item "Death or Disability" reflects (i) a prorated portion of the actual time-based awards that vested for each NEO on January 1, 2026; a prorated portion of the actual time-based awards that would vest for each NEO on December 2, 2026 based on 394 days of employment over 730 days; and in the case of Mr. Cowan, a prorated portion of the actual time-based awards that would vest on June 10, 2026 based on 204 days of employment, (ii) the actual performance-based awards that vested for each NEO on January 1, 2026, if any, and (iii) the maximum amount of LTIP units that can vest on January 1, 2027 contingent upon the achievement of performance criteria during the period between January 1, 2024 and December 31, 2026, and the maximum amount of LTIP units that can vest on January 1, 2028 contingent upon the achievement of performance criteria during the period between January 1, 2025 and December 31, 2027, without proration, in each case as if such death or disability had not occurred. The line item "Without Cause or for Good Reason" reflects the vesting of all outstanding time-based and performance-based LTIP unit awards. For additional information, see Item 11 under "–Compensation Discussion and Analysis–Pay Elements–Equity-Based Pay–Long-Term Equity Incentive Compensation" above.
(5)The definition of "Good Reason" includes our delivery of a notice of non-renewal to the NEO, but does not include the NEO's delivery of a notice of non-renewal to us. Following a change in control (as defined in the 2024 Plan), any change in job title or diminution of roles, reporting lines or responsibilities and any reduction in the NEO's annual salary or annual bonus potential would be expected to constitute a Good Reason; provided that in the case of a "good reason" following a change of control for each of our NEOs other than Mr. Togashi, such "good reason" occurs within twenty-four (24) months following the change in control. See "—Severance and Change in Control Arrangements—Change In Control" above.
PAY RATIO
Pursuant to SEC rules, we are disclosing the ratio of the annual total compensation of our CEO, Mr. Cramer, to that of our median employee.
To identify our median employee:
•We included all of our employees in the analysis (other than Mr. Cramer), including full-time, part-time and seasonal employees, who were employed by us on December 31, 2025.
•We reviewed the 2025 total W-2 compensation for all of our employees, subject to certain adjustments as described below.
•Due to the changes in the number of our employees as a result of our acquisitions and dispositions, as well as the rate of turnover in store employee positions that is customary for the industry, we approximated W-2 wages for our employees who were employed by us for less than a full year by annualizing the compensation of those full-time and part-time employees. The annualized compensation of hourly employees was calculated based upon a 2,080 hour year for full-time employees and a 1,040 hour year for part-time employees.
•We did not make any other assumptions, adjustments or estimates with respect to total W-2 compensation and did not apply any cost of living adjustments.
To determine Mr. Cramer's annual compensation, we utilized the total compensation for 2025 as shown above in the Summary Compensation Table in Item 11 under "–Summary Compensation and Other Tables".
Our median employee for 2025 is one of our on-site store employees, who is paid on an hourly basis, and the pay ratio for 2025 is set forth below.

Median of the annual total compensation of our employees (other than Mr. Cramer)	$36,400
Annual total compensation for Mr. Cramer	$4,004,121
Our chief executive officer to median employee pay ratio	110 to 1

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SHAREHOLDER OWNERSHIP INFORMATION
Except as otherwise indicated, the following table sets forth information as of March 27, 2026 regarding the beneficial ownership of Common Shares, which includes OP units and vested LTIP units in our operating partnership and OP units in our DownREIT partnerships, as if each unit were redeemed for one Common Share, by (i) each person known to us to be the beneficial owner of more than 5% of the outstanding Common Shares, (ii) our NEOs and other executive officers, (iii) our trustees, and (iv) all of our trustees, NEOs and other executive officers as a group. Beneficial ownership includes any shares over which the beneficial owner has sole or shared voting or investment power and also any shares that the beneficial owner has the right to acquire within 60 days of such date through the exercise of options or other rights.

	Common Shares Beneficially Owned
Name(1)	Number(2)		Percent(3)
NEOs, Other Executive Officers, and Trustees:
Tamara D. Fischer	502,909	(4)	*
Arlen D. Nordhagen	6,491,144	(5)	8.1%
David G. Cramer	2,241,307	(6)	2.9%
Brandon S. Togashi	117,173	(7)	*
William S. Cowan, Jr.	45,622	(8)	*
Tiffany S. Kenyon	40,676	(9)	*
Warren W. Allan	1,297,536	(10)	1.7%
Lisa R. Cohn	11,624	(11)	*
Paul W. Hylbert, Jr.	78,103	(12)	*
Chad L. Meisinger	171,035	(13)	*
Steven G. Osgood	142,487	(14)	*
Dominic M. Palazzo	56,909	(15)	*
Michael J. Schall	18,618	(16)	*
Charles F. Wu	22,998	(17)	*
All trustees, NEOs and other executive officers as a group (14 persons)	11,238,141		13.6%
5% or Greater Beneficial Owners
BlackRock, Inc.	9,030,972	(18)	10.9%
Kevin M. Howard	7,779,428	(19)	8.6%
Long Pond Capital, LP	3,846,289	(20)	5.0%
Prudential Financial Inc.	4,157,891	(21)	5.4%

*    Represents beneficial ownership of less than 1%.
(1)    The address for each of the trustees and officers named above is 8400 East Prentice Avenue, 9th Floor, Greenwood Village, CO 80111.

(2)    A person is deemed to be the beneficial owner of any Common Shares, OP units, DownREIT OP units or vested LTIP units in our operating partnership if that person has or shares voting power or investment power with respect to those Common Shares, OP units, DownREIT OP units or vested LTIP units or has the right to acquire beneficial ownership at any time within 60 days of the date of the table. As used herein, "voting power" is the power to vote or direct the voting of shares or units and "investment power" is the power to dispose or direct the disposition of shares or units. The numerator in the column "Common Shares Beneficially Owned" includes each beneficial owner's Common Shares, OP units, DownREIT OP units and vested LTIP units and excludes each beneficial owner's unvested LTIP units and units in our DownREIT partnerships, except those units that are convertible into or exchangeable for Common Shares at any time within 60 days of the date of the table.
(3)    With respect to our NEOs, other executive officers, and trustees, the denominator in the table is based on a total of 77,137,402 Common Shares outstanding as of March 27, 2026 (which includes restricted Common Shares), plus each person's OP units and vested LTIP units and, to the extent that the applicable lockup period has expired, OP units in our DownREIT partnerships, assuming that such person's OP units, DownREIT OP units and vested LTIP units have been converted or exchanged on a one-for-one basis into Common Shares, and none of the OP units, vested LTIP units, or DownREIT OP units held by other persons or entities are converted or exchanged for Common Shares.
(4)    This amount includes 18,000 Common Shares, 470,333 OP units and 14,576 vested LTIP units and excludes 109,828 unvested LTIP units. In addition, Ms. Fischer has or shares voting and investment power over 1,500 Series A Preferred Shares.
(5)    This amount includes 3,958,130 Common Shares for which Mr. Nordhagen has or shares voting and investment power directly or indirectly through his spouse or entities he controls, which includes 145,504 Common Shares for which Mr. Nordhagen has or shares voting and investment power directly or indirectly through the Nord Foundation, which is a nonprofit tax-exempt organization under section 501(c)(3) of the internal revenue code for which Mr. Nordhagen does not have a pecuniary interest, 2,068,834 OP units for which Mr. Nordhagen has or shares voting and investment power directly or indirectly through entities he controls, 463,261 DownREIT OP units for which Mr. Nordhagen has or shares voting and investment power directly or indirectly through his spouse or entities he controls and 919 vested LTIP units, and excludes 28,424 unvested LTIP units. Mr. Nordhagen or entities he controls have pledged 600,000 Common Shares and 1,469,012 OP units to one or more banks or financial institutions as security for one or more loans. Mr. Nordhagen disclaims beneficial ownership over the units shown in the table, except to the extent of his pecuniary interest therein. In addition, Mr. Nordhagen has or shares voting and investment power directly or indirectly through his spouse or entities he controls with respect to 24,066 Series A Preferred Shares, plus an additional 8,689 Series A Preferred Shares held by the Nord Foundation.
(6)    This amount includes 1,912,204 Common Shares for which Mr. Cramer has or shares voting and investment power directly or indirectly through his spouse or entities he controls, 298,548 OP units that he owns directly and 30,555 vested LTIP units. This amount excludes 258,001 unvested LTIP units. Mr. Cramer has pledged 605,000 Common Shares to one or more banks or financial institutions as security for one or more loans. Mr. Cramer disclaims beneficial ownership over the units shown in the table, except to the extent of his pecuniary interest therein.
(7)    This amount includes 250 Common Shares, 99,577 OP units, and 17,346 vested LTIP units and excludes 110,209 unvested LTIP units.
(8)    This amount includes 28,016 OP units and 17,606 vested LTIP units and excludes 151,394 unvested LTIP units.
(9)    This amount includes 34,200 OP units and 6,476 vested LTIP units and excludes 51,024 unvested LTIP units.
(10)    This amount includes 1,292,488 OP units for which Mr. Allan has or shares voting and investment power directly or indirectly through entities he controls, 1,580 vested LTIP units, and 3,468 LTIP units that are scheduled to vest on the earlier of May 15, 2026 and the calendar day immediately preceding the 2026 Annual Meeting, so long as Mr. Allan remains a trustee. This amount excludes 1,170 unvested LTIP units that are scheduled to vest on August 15, 2026, so long as Mr. Allan remains a trustee. Mr. Allan or entities he controls has pledged 80,000 OP units to one or more banks or financial institutions as security for one or more loans. In addition, Mr. Allan has or shares voting and investment power directly or indirectly through entities he controls with respect to 4,490 Series A-1 preferred units in our operating partnership.
(11)    This amount includes 5,845 vested LTIP units and 5,779 unvested LTIP units that are scheduled to vest on the earlier of May 15, 2026 and the calendar day immediately preceding the 2026 Annual Meeting, so long as Ms. Cohn remains a trustee.
(12)    This amount includes 16,350 Common Shares, 50,650 OP units, 4,890 vested LTIP units and 6,213 unvested LTIP units that are scheduled to vest on the earlier of May 15, 2026 and the calendar day immediately preceding the 2026 Annual Meeting, so long as Mr. Hylbert remains a trustee.
(13)    This amount includes 114,155 Common Shares, 46,608 OP units, 4,493 vested LTIP units and 5,779 unvested LTIP units that are scheduled to vest on the earlier of May 15, 2026 and the calendar day immediately preceding the 2026 Annual Meeting, so long as Mr. Meisinger remains a trustee.
(14)    This amount includes 131,036 OP units, 5,022 vested LTIP units and 6,429 unvested LTIP units that are scheduled to vest on the earlier of May 15, 2026 and the calendar day immediately preceding the 2026 Annual Meeting, so long as Mr. Osgood remains a trustee.
(15)    This amount includes 48,303 OP units, 3,766 vested LTIP units and 4,840 unvested LTIP units that are scheduled to vest on the earlier of May 15, 2026 and the calendar day immediately preceding the 2026 Annual Meeting, so long as Mr. Palazzo remains a trustee.
(16)    This amount includes 6,000 Common Shares, 4,757 vested LTIP units, and 7,861 unvested LTIP units, of which 6,502 are scheduled to vest on the earlier of May 15, 2026 and the calendar day immediately preceding the 2026 Annual Meeting and 1,359 are scheduled to vest on May 13, 2026, in each case so long as Mr. Schall remains a trustee.
(17)    This amount includes 12,726 OP units, 4,493 vested LTIP units, and 5,779 unvested LTIP units that are scheduled to vest on the earlier of May 15, 2026 and the calendar day immediately preceding the 2026 Annual Meeting, so long as Mr. Wu remains a trustee.
(18)    Based on information provided in a Schedule 13G/A filed on January 24, 2024, BlackRock, Inc. reported sole voting power with respect to 8,719,403 Common Shares and sole dispositive power with respect to 9,030,972 Common Shares. The Schedule 13G/A reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G/A. BlackRock Inc.'s address is 50 Hudson Yards, New York, NY 10001.
(19)    This amount includes 20,500 Common Shares held directly by Mr. Howard and 7,758,928 OP units for which Mr. Howard has or shares voting and investment power directly or indirectly through entities he controls. Mr. Howard disclaims beneficial ownership over the units shown in the table, except to the extent of his pecuniary interest therein. In addition, Mr. Howard has or shares voting and investment power directly or indirectly through his spouse or entities he controls with respect to 11,147 Series A-1 preferred units in our operating partnership.

(20)    Based on information provided in a Schedule 13G filed on November 14, 2025, Long Pond Capital, LP, Long Pond Capital GP, LLC and John Khoury report shared voting power and shared dispositive power with respect to 3,846,289 Common Shares. The Schedule 13G reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G. The address for Long Pond Capital, LP, Long Pond Capital GP, LLC and John Khoury is 527 Madison Avenue, 15th Floor, New York, NY 10022.
(21)    Based on information provided in a Schedule 13G filed on November 7, 2025, Prudential Financial Inc. reported shared voting power over 4,155,610 Common Shares and shared dispositive power over 4,157,891 Common Shares. The Schedule 13G reports beneficial ownership information, which does not include any shares acquired or sold since the date of such Schedule 13G. Prudential Financial Inc.'s address is 751 Broad Street, Newark, New Jersey 07102-3777.
EQUITY COMPENSATION PLAN INFORMATION
The following table presents certain information about our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options warrants and rights	Weighted average exercise price of outstanding options warrants and rights	Number of securities remaining available at fiscal year‑end for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	N/A	N/A	2,779,755
Equity compensation plans not approved by shareholders	—	—	—
Total	N/A	N/A	2,779,755

(1)    The number of securities remaining available for issuance under our equity compensation plans as of December 31, 2025 as indicated in column (c) in the table above is equal to 3,250,000 securities, which is the total number of securities available to us under our 2024 Plan as of December 31, 2025 to make grants of share options, restricted Common Shares, phantom shares, dividend equivalent rights, LTIP units and other restricted limited partnership units issued by our operating partnership and other equity-based awards less 470,245, which is the number of securities that have been issued (but not forfeited) under our 2024 Plan. This table excludes 1,986,084 equity awards granted under our 2015 equity incentive plan ("2015 Plan") because our 2015 Plan has been terminated. As of December 31, 2025, we did not have any options, warrants or rights to purchase Common Shares outstanding under our equity compensation plans.
Item 13. Certain Relationships and Related Transactions, and Director Independence
TRUSTEE INDEPENDENCE
The Guidelines provide that a majority of the trustees serving on our Board must be independent as required by the NYSE listing standards. Our Board has also adopted the Independence Standards to assist it in making determinations with respect to the independence of trustees. The Independence Standards are available for viewing on the Investor Relations section of our website at www.nsastorage.com. Based upon its review of all relevant facts and circumstances, our Board affirmatively determined in 2025 and 2026 that Warren W. Allan, Lisa R. Cohn, Paul W. Hylbert, Jr., Chad L. Meisinger, Steven G. Osgood, Dominic M. Palazzo, Michael J. Schall, and Charles F. Wu qualified as independent trustees as required by the NYSE listing standards, SEC rules, and our Guidelines and Independence Standards. In 2025, the Board also determined that Rebecca L. Steinfort qualified as an independent trustee as required by the NYSE listing standards, SEC rules, and our Guidelines and Independence Standards. In making these determinations, the Board considered the relationships and transactions described below in Item 13 under "Certain Relationships and Related Transactions."

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
MATERIAL BENEFITS TO RELATED PARTIES

Transactions with Mr. Allan
In connection with the internalization of the PRO structure, on July 1, 2024, the Company entered into new asset management and sales commission agreements with Optivest for a portion of the post-closing transitionary period at newly negotiated management fees. Pursuant to these agreements, Optivest performed certain property accounting services for the Company from January 1, 2025 through March 31, 2025, and fees of $383,668 were paid to Optivest in 2025 under such agreements. Of these, Mr. Allan's interest was approximately $134,284, excluding his share of any costs associated with such fees. The asset management and sales commission agreements with Optivest terminated on March 31, 2025.

Transactions with Mr. Nordhagen
Mr. Nordhagen is an employee of the Company and a trustee and does not receive additional compensation for services as a trustee. Mr. Nordhagen is the brother-in-law of Mr. Cramer, and Mr. Nordhagen reports to Ms. Fischer. Pursuant to the terms of Mr. Nordhagen's employment agreement, Mr. Nordhagen receives an annual salary of at least $100,000, is eligible to participate in any annual incentive or bonus plans maintained by the Company for senior management generally, and is eligible for severance following certain terminations of employment. Mr. Nordhagen is also eligible for any benefits generally made available to other senior executives of the Company, currently or in the future, including equity and long-term incentive plans, retirement plans, health and insurance programs, and fringe benefits. For 2025, Mr. Nordhagen earned an annual base salary of $104,500. On February 11, 2026, the CNCG Committee determined that the annual cash bonus award payable to Mr. Nordhagen in respect of 2025 performance was $105,806. Mr. Nordhagen was also granted an equity award on January 1, 2025 with an aggregate grant date fair value in accordance with ASC Topic 718 at the target level of $261,250, based upon $37.91 per unit for the time-based award to Mr. Nordhagen ($104,500) and $44.37 per unit for the performance-based award to Mr. Nordhagen ($156,750). The number of units and value of the performance-based award to Mr. Nordhagen granted on January 1, 2025 at the maximum level on the grant date in accordance with ASC Topic 718 based upon $44.37 per unit is 7,066 units ($313,500).
Transactions with Mr. Nordhagen and Mr. Cramer
During the year ended December 31, 2025, the Company leased office space from an entity controlled by Mr. Nordhagen and in which Messrs. Nordhagen and Cramer shared an ownership interest. The aggregate amount of rent paid by the Company under the office lease for the year ended December 31, 2025 was $74,351, of which Mr. Nordhagen's interest was approximately $42,284 and Mr. Cramer's interest was approximately $19,339. The office lease was terminated on July 22, 2025.
Registration Rights Agreements
Concurrent with the IPO, we entered into a registration rights agreement with certain holders of our Common Shares (including Common Shares issuable upon redemption of OP units). In connection with the internalization of SecurCare and the acquisition of DLAN in March 2020, we granted registration rights to the shareholders of SecurCare and DLAN.
RELATED TRANSACTIONS POLICY
In our Code of Conduct, we have a conflicts of interest policy that prohibits our trustees, officers and employees from engaging in any transaction that involves an actual or potential conflict of interest with us unless approved by a majority of our disinterested independent trustees. Exceptions may be made only after review and approval of specific or general categories by our Board (in the case of executive officers or trustees) and our compliance officer (in the case of employees who are not executive officers and trustees).

Item 14. Principal Accounting Fees and Services
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES
The following table summarizes the aggregate fees billed to us for professional services provided by KPMG for the years ended December 31, 2025 and 2024.

	2025	2024
Audit Fees(1)	$1,124,000	$1,317,850
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$1,124,000	$1,317,850

(1)
Audit Fees include fees related to the annual audit of the Company included in our annual report on Form 10-K, the review of the consolidated financial statements included in our quarterly reports on Form 10-Q, accounting consultations attendant to the audit, and for services associated with our public offerings, including review of registration statements and prospectuses and related issuances of comfort letters and consents and other services related to SEC matters. Audit Fees associated with the review of registration statements and issuance of comfort letters included above are $185,000 for 2025 and $254,000 for 2024. Audit Fees also include costs related to the audit of the Company’s internal control over financial reporting based on criteria established in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.

The Audit Committee reviews and pre-approves the engagement fees and the terms of all audit and non-audit services to be provided by the external auditors and evaluates the effect thereof on the independence of the external auditors.
PART IV
Item 15. Exhibits, Financial Statements and Schedules
(b)     List of Exhibits
The following is a list of exhibits filed with this Form 10-K/A.

INDEX TO EXHIBITS
Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated March 16, 2026, by and among National Storage Affiliates Trust, NSA OP, LP, Public Storage, Public Storage OP, L.P, Pelican Merger Sub I, LLC and Pelican Merger Sub II, LLC (Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2026, is incorporated herein by this reference)

3.1
Articles of Amendment and Restatement of National Storage Affiliates Trust (Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

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
10.2
Sixty-First Amendment to the Third Amended and Restated Agreement of Limited Partnership of NSA OP, LP and Partnership Unit Designation of Series A Cumulative Redeemable Preferred Units of NSA OP, LP (Exhibit 10.1 to the Form 8-K filed with the SEC on October 11, 2017, is incorporated herein by this reference)

10.3
Two Hundred Sixth Amendment To Third Amended and Restated Agreement of Limited Partnership Of NSA OP, LP and First Amendment To Partnership Unit Designation Of Series A-1 Cumulative Redeemable Preferred Units Of NSA OP, LP (Exhibit 10.14 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2023, is incorporated herein by this reference)

10.4
Form of Second Amended and Restated DownREIT Partnership Agreement (including a schedule of existing DownREIT limited partnership agreements and limited liability company agreements) (Exhibit 10.7 to the Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2015, is incorporated herein by this reference)

54

10.5
Third Amended and Restated Credit Agreement dated as of January 3, 2023 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets, Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and Capital One, National Association as Co-Lead Arrangers and Co-Documentation Agent, BofA Securities, Inc., Truist Securities, Inc., Wells Fargo Securities, LLC, and Regions Securities, LLC as Co-Lead Arrangers, and Truist Bank, N.A., Wells Fargo Bank, N.A., Regions Bank, and Bank of America, N.A., as Co-Documentation Agents (Exhibit 10.1 to the Quarterly Report on Form 10-Q, filed with the SEC on May 2, 2023, is incorporated herein by this reference)

10.6
First Amendment to Third Amended and Restated Credit Agreement dated as of September 8, 2023 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets, Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and Capital One, National Association as Co-Lead Arrangers and Co-Documentation Agent, BofA Securities, Inc., Truist Securities, Inc., Wells Fargo Securities, LLC, and Regions Securities, LLC as Co-Lead Arrangers, and Truist Bank, N.A., Wells Fargo Bank, N.A., Regions Bank, and Bank of America, N.A., as Co-Documentation Agents (Exhibit 10.6 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2025, is incorporated herein by this reference)

10.7
Second Amendment to Third Amended and Restated Credit Agreement dated as of October 22, 2025 by and among NSA OP, LP, as Borrower, the lenders from time to time party hereto, and KeyBank National Association, as Administrative Agent, and joined in for certain purposes by certain Subsidiaries of the Borrower and National Storage Affiliates Trust, with Keybanc Capital Markets, Inc., and PNC Capital Markets LLC, as Co-Bookrunners and Co-Lead Arrangers, PNC Bank, National Association, as Syndication Agent, U.S. Bank National Association, JPMorgan Chase Bank, N.A., and Capital One, National Association as Co-Lead Arrangers and Co-Documentation Agent, BofA Securities, Inc., Truist Securities, Inc., Wells Fargo Securities, LLC, and Regions Securities, LLC as Co-Lead Arrangers, and Truist Bank, N.A., Wells Fargo Bank, N.A., Regions Bank, and Bank of America, N.A., as Co-Documentation Agents (Exhibit 10.7 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2026, is incorporated herein by this reference)

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

55

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
10.25
First Amendment to Fourth Amended and Restated Limited Partnership Agreement (Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2026, is incorporated herein by this reference)

10.26	Form of Transaction Bonus Agreement (Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 17, 2026, is incorporated herein by this reference)
19.1	Statement of Corporate Policy Regarding Equity Transactions (Exhibit 19.1 to the Annual Report on Form 10-K, filed with the SEC on February 27, 2025, is incorporated herein by this reference)
21.1	List of subsidiaries of National Storage Affiliates Trust (Exhibit 21.1 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2026, is incorporated herein by this reference)
23.1	Consent of KPMG LLP for National Storage Affiliates Trust (Exhibit 23.1 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2026, is incorporated herein by this reference)
31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.1 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2026, is incorporated herein by this reference)

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exhibit 31.2 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2026, is incorporated herein by this reference)

31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Exhibit 32.1 to the Annual Report on Form 10-K, filed with the SEC on February 26, 2026, is incorporated herein by this reference)

56

97.1
Recovery Policy Relating to Erroneously Awarded Incentive Compensation (Exhibit 10.39 to the Annual Report on Form 10-K, filed with the SEC on February 28, 2024, is incorporated herein by this reference)

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

57

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Storage Affiliates Trust

By:	/s/ DAVID G. CRAMER
David G. Cramer
president and chief executive officer
(principal executive officer)
Date: April 22, 2026

58