Form 10-Q
period 2026-03-31
National Storage Affiliates Trust
filed 2026-05-05
CIK 1618563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Yes ☐  No ☒
As of May 1, 2026, 77,212,533 common shares of beneficial interest, $0.01 par value per share, were outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Real estate
Self storage properties	$5,832,905	$5,814,854
Less accumulated depreciation	(1,256,764)	(1,213,537)
Self storage properties, net	4,576,141	4,601,317
Cash and cash equivalents	27,648	23,328
Restricted cash	721	310
Debt issuance costs, net	2,161	2,890
Investment in unconsolidated real estate ventures	227,267	231,779
Other assets, net	178,470	185,403
Assets held for sale, net	1,086	14,519
Operating lease right-of-use assets	20,264	20,569
Total assets	$5,033,758	$5,080,115
LIABILITIES AND EQUITY
Liabilities
Debt financing	$3,416,836	$3,405,102
Accounts payable and accrued liabilities	97,724	94,627
Interest rate swap liabilities	1,134	4,052
Operating lease liabilities	22,320	22,620
Deferred revenue	20,655	19,931
Total liabilities	3,558,669	3,546,332
Commitments and contingencies (Note 11)
Equity
Preferred shares of beneficial interest, par value $0.01 per share. 50,000,000 authorized, 14,801,345 and 14,704,845 issued (in series) and outstanding at March 31, 2026 and December 31, 2025, respectively, at liquidation preference	343,542	341,130
Common shares of beneficial interest, par value $0.01 per share. 250,000,000 authorized, 77,137,402 and 77,089,734 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	771	771
Additional paid-in capital	1,245,845	1,251,961
Distributions in excess of earnings	(683,581)	(652,240)
Accumulated other comprehensive income	6,184	4,416
Total shareholders' equity	912,761	946,038
Noncontrolling interests	562,328	587,745
Total equity	1,475,089	1,533,783
Total liabilities and equity	$5,033,758	$5,080,115
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE
Rental revenue	$168,214	$169,475
Other property-related revenue	5,586	6,744
Management fees and other revenue	11,601	12,135
Total revenue	185,401	188,354
OPERATING EXPENSES
Property operating expenses	52,034	55,104
General and administrative expenses	13,231	13,145
Depreciation and amortization	46,140	48,116
Other	3,098	4,476
Total operating expenses	114,503	120,841
OTHER (EXPENSE) INCOME
Interest expense	(39,257)	(40,475)
Equity in earnings (losses) of unconsolidated real estate ventures	1,155	(5,739)
Acquisition and integration costs	(811)	(2,445)
Merger related costs	(9,981)	—
Non-operating (expense) income	(302)	360
Gain on sale of self storage properties	6,458	1,425
Other expense, net	(42,738)	(46,874)
Income before income taxes	28,160	20,639
Income tax expense	(479)	(1,120)
Net income	27,681	19,519
Net income attributable to noncontrolling interests	(9,901)	(6,525)
Net income attributable to National Storage Affiliates Trust	17,780	12,994
Distributions to preferred shareholders	(5,153)	(5,114)
Net income attributable to common shareholders	$12,627	$7,880

Earnings per share - basic and diluted	$0.16	$0.10

Weighted average shares outstanding - basic and diluted	77,093	76,372

Dividends declared per common share	$0.57	$0.57

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$27,681	$19,519
Other comprehensive income (loss)
Unrealized gain (loss) on derivative contracts	4,323	(7,799)
Reclassification of other comprehensive income to interest expense	(1,243)	(3,232)
Other comprehensive income (loss)	3,080	(11,031)
Comprehensive income	30,761	8,488
Comprehensive (income) attributable to noncontrolling interests	(11,222)	(1,725)
Comprehensive income attributable to National Storage Affiliates Trust	$19,539	$6,763

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

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(dollars in thousands, except number of shares)
(Unaudited)

							Accumulated
					Additional	Distributions	Other
	Preferred Shares		Common Shares		Paid-in	In Excess Of	Comprehensive	Noncontrolling	Total
	Number	Amount	Number	Amount	Capital	Earnings	(Loss) Income	Interests	Equity
Balances, December 31, 2025	14,704,845	$341,130	77,089,734	$771	$1,251,961	$(652,240)	$4,416	$587,745	$1,533,783
Issuance of preferred shares upon redemption of preferred units	96,500	2,412	—	—	(851)	—	—	(1,561)	—
Redemptions of OP units	—	—	32,741	—	316	—	2	(10,075)	(9,757)
Effect of changes in ownership for consolidated entities	—	—	—	—	(5,525)	—	7	5,518	—
Equity-based compensation expense	—	—	—	—	109	—	—	2,311	2,420
Issuance of restricted common shares	—	—	18,205	—	—	—	—	—	—
Vesting and forfeitures of restricted common shares, net	—	—	(3,278)	—	(111)	—	—	—	(111)
Equity offering costs	—	—	—	—	(54)	—	—	—	(54)
Preferred share dividends	—	—	—	—	—	(5,153)	—	—	(5,153)
Common share dividends	—	—	—	—	—	(43,968)	—	—	(43,968)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(32,832)	(32,832)
Other comprehensive loss	—	—	—	—	—	—	1,759	1,321	3,080
Net income	—	—	—	—	—	17,780	—	9,901	27,681
Balances, March 31, 2026	14,801,345	$343,542	77,137,402	$771	$1,245,845	$(683,581)	$6,184	$562,328	$1,475,089
See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$27,681	$19,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,140	48,116
Amortization of debt issuance costs	1,646	1,475
Amortization of debt premium	(116)	(116)
Gain on sale of self storage properties	(6,458)	(1,425)
Equity-based compensation expense	2,420	3,079
Equity in (earnings) losses of unconsolidated real estate ventures	(1,155)	5,739
Distributions from unconsolidated real estate ventures	6,242	4,863
Change in assets and liabilities, net of effects of self storage property acquisitions:
Other assets	5,246	9,627
Accounts payable and accrued liabilities	5,101	(5,467)
Deferred revenue	693	216
Net Cash Provided by Operating Activities	87,440	85,626
INVESTING ACTIVITIES
Acquisition of self storage properties	(10,368)	(12,434)
Capital expenditures	(10,499)	(5,731)
Deposits and advances for self storage properties and other acquisitions	(489)	(171)
Expenditures for corporate furniture, equipment and other	(103)	(89)
Investment in unconsolidated real estate ventures	(575)	—
Net proceeds from sale of self storage properties	20,596	8,752
Net Cash Used In Investing Activities	(1,438)	(9,673)
FINANCING ACTIVITIES
Borrowings under debt financings	158,500	134,000
Redemption of OP units	(9,757)	—
Principal payments under debt financings	(147,568)	(157,033)
Payment of dividends to common shareholders	(43,968)	(43,574)
Payment of dividends to preferred shareholders	(5,153)	(5,114)
Distributions to noncontrolling interests	(33,102)	(33,709)
Debt issuance costs	(159)	(528)
Equity offering costs	(64)	(573)
Net Cash Used In Financing Activities	(81,271)	(106,531)
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	4,731	(30,578)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Beginning of period	23,638	50,753
End of period	$28,369	$20,175

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Supplemental Cash Flow Information
Cash paid for interest	$36,781	$37,268
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Consideration exchanged in property acquisitions
Other net liabilities assumed	29	60
Change in accrued capital spending	952	260

See notes to condensed consolidated financial statements.

NATIONAL STORAGE AFFILIATES TRUST
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Through its controlling interest as the sole general partner of NSA OP, LP (its "operating partnership"), a Delaware limited partnership formed on February 13, 2013, the Company is focused on the ownership, operation, and acquisition of self storage properties predominantly located within the top 100 metropolitan statistical areas in the United States. Pursuant to the operating partnership's Fourth Amended and Restated Agreement of Limited Partnership (the "LP Agreement"), the operating partnership is authorized to issue preferred units, Class A Units ("OP units") and Long-Term Incentive Plan Units ("LTIP units"). The Company also owns certain of its self storage properties through other consolidated subsidiaries of its operating partnership, which the Company refers to as "DownREIT partnerships." The DownREIT partnerships issue equity ownership interests that are intended to be economically equivalent to the Company's OP units ("DownREIT OP units").
The Company owned 799 consolidated self storage properties in 33 states and Puerto Rico with approximately 51.1 million rentable square feet in approximately 402,000 storage units as of March 31, 2026, excluding three properties classified as held for sale that were sold to a third party in April 2026.
As of March 31, 2026, the Company also managed through its property management platform an additional portfolio of 262 properties owned by the Company's unconsolidated real estate ventures. These properties contain approximately 18.2 million rentable square feet, configured in approximately 145,000 storage units and located across 24 states. The Company owns a 25% equity interest in each of its unconsolidated real estate ventures.
As of March 31, 2026, the Company operated and held ownership interests in 1,061 self storage properties located across 37 states and Puerto Rico with approximately 69.3 million rentable square feet in approximately 547,000 storage units.
Merger Agreement
On March 16, 2026, the Company and Public Storage, a Maryland real estate investment trust ("Public Storage"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), by and among the Company, its operating partnership, Public Storage, Public Storage OP, L.P., a Delaware limited partnership ("Public Storage OP"), Pelican Merger Sub I, LLC, a Delaware limited liability company ("Merger Sub I"), and Pelican Merger Sub II, LLC, a Delaware limited liability company ("Merger Sub II"). Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, and among other things, (i) the Company will merge with and into Merger Sub I, with Merger Sub I continuing as the surviving company (the "Company Merger"), and (ii) Merger Sub II will merge with and into the Operating Partnership, with the Operating Partnership continuing as the surviving partnership and as a wholly owned subsidiary of Public Storage Operating Company, a Maryland real estate investment trust (the "Partnership Merger" and together with the Company Merger, the "Mergers"). In connection with the Mergers, (i) each outstanding common share of the Company will be automatically converted into the right to receive 0.1400 (the "exchange ratio") common shares of Public Storage, (ii) each outstanding preferred share of the Company will be automatically converted into the right to receive one preferred share of Public Storage having rights, preferences, privileges and voting powers that are materially unchanged from the rights, preferences, privileges and voting powers of the corresponding class or series of preferred shares of the Company, (iii) each outstanding OP unit will be automatically converted into 0.1400 operating partnership units of Public Storage OP, (iv) each outstanding Series A-1 Cumulative Redeemable Preferred Unit ("Series A-1 preferred unit") of the operating partnership will be automatically converted into one new validly issued preferred unit of Public Storage OP, and (v) with respect to LTIP Units, 2026 performance-vesting LTIP Units will be canceled for no consideration, and each other unvested LTIP Unit will vest in full (with performance conditions deemed achieved at target) and be converted into one unit of Public Storage OP. Immediately prior to closing, the Company and certain limited partners of the operating partnership will form a joint venture (the "Dropdown JV") consisting of 313 properties. The Mergers are expected to close in the third quarter of 2026, subject to the approval of the Company’s equity holders and the satisfaction of other customary closing conditions.

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
As of March 31, 2026, the Company's operating partnership was the primary beneficiary of, and therefore consolidated, 22 DownREIT partnerships that are considered VIEs, which owned 49 self storage properties. The net book value of the real estate owned by these VIEs was $392.9 million and $395.8 million as of March 31, 2026 and December 31, 2025, respectively. For certain DownREIT partnerships which are subject to fixed rate mortgages payable, the carrying value of such fixed rate mortgages payable held by these VIEs was $172.9 million and $172.9 million as of March 31, 2026 and December 31, 2025, respectively. The creditors of the consolidated VIEs do not have recourse to the Company's general credit.
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
Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. As of March 31, 2026, the Company had $1.1 million of self storage properties classified as held for sale, consisting of three self storage properties that were sold to an unaffiliated third party in April 2026. As of December 31, 2025, the Company had $14.5 million of self storage properties classified as held for sale, consisting of three self storage properties that were sold to an unaffiliated third party in January 2026.

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
The Company has tenant insurance and/or tenant warranty protection plan-related arrangements with insurance companies and the Company’s tenants. During the three months ended March 31, 2026 and 2025, the Company recognized $5.0 million and $5.9 million, respectively, of tenant insurance and tenant warranty protection plan revenues.
The Company sells boxes, packing supplies, locks, other retail merchandise and rents moving trucks at its properties. During the three months ended March 31, 2026 and 2025, the Company recognized retail sales of $0.3 million and $0.4 million, respectively.
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
With respect to the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture (each as defined in Note 5), the Company provides supervisory and administrative property management services, centralized call center services, and technology platform and revenue management services to the properties in the unconsolidated real estate ventures. The property management fees for the 2016 Joint Venture, the 2018 Joint Venture and the 2023 Joint Venture are equal to 6% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate ventures, and the platform fees are equal to $1,250 per month per unconsolidated real estate venture property. The property management fees for the 2024 Joint Venture are equal to 4% of monthly gross revenues and net sales revenues from the assets of the unconsolidated real estate venture. With respect to the 2016 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, the call center fee is equal to 1% of each of monthly gross revenues and net sales revenues. During the three months ended March 31, 2026 and 2025, the Company recognized property management fees, call center fees and platform fees of $4.8 million and $4.7 million, respectively.
The Company also earns acquisition fees for properties acquired by the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture. These fees are based on a percentage of the gross capitalization of the acquired assets determined by the members of the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture, and are generally earned when the unconsolidated real estate ventures obtain title and control of an acquired property. During the three months ended March 31, 2026 and 2025, the Company recognized no acquisition fees.
The Company provides or makes available tenant insurance or tenant warranty protection programs for tenants at its properties. For certain of the properties in the Company’s consolidated portfolio and unconsolidated real estate ventures, the Company provides such tenant insurance through the Company’s wholly-owned captive insurance company and a separate reinsurance company in which the Company has a partial ownership interest. With respect to properties in the Company’s unconsolidated real estate ventures, the Company receives 50% of all proceeds from tenant insurance and tenant warranty protection programs at each unconsolidated real estate venture property in exchange for facilitating the programs at those properties. During the three months ended March 31, 2026 and 2025, the Company recognized $6.5 million and $7.2 million, respectively.

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
Other Comprehensive Income (Loss)
The Company has cash flow hedge derivative instruments that are measured at fair value with unrealized gains or losses recognized in other comprehensive income (loss) with a corresponding adjustment to accumulated other comprehensive income (loss) within equity, as discussed further in Note 11.
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

3. SHAREHOLDERS' EQUITY AND NONCONTROLLING INTERESTS
Shareholders' Equity
Series A Preferred Shares
The Company's 6.000% cumulative redeemable preferred shares of beneficial interest ("Series A Preferred Shares") rank senior to the Company's common shares with respect to dividend rights and rights upon its liquidation, dissolution or winding up. Dividends on the Series A Preferred Shares, which are payable quarterly in arrears, are cumulative from the date of original issuance in the amount of $1.50 per share each year. The Series A Preferred Shares became redeemable by the Company in October 2022 for a cash redemption price of $25.00 per share, plus accrued but unpaid dividends. The increase in Series A Preferred Shares outstanding from December 31, 2025 to March 31, 2026, was due to the issuance of 96,500 Series A Preferred Shares upon the redemption of an equivalent number of 6.000% Series A-1 preferred units. As of March 31, 2026 the Company had 9,133,217 Series A Preferred Shares issued and outstanding.
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
During the three months ended March 31, 2026, the Company did not sell any common shares through the ATM program. As of March 31, 2026, the Company had $400.0 million of capacity remaining under its most recent ATM Program.
Common Share Repurchase Program
On July 11, 2022, the Company approved a share repurchase program authorizing, but not obligating, the repurchase of up to $400.0 million of the Company's common shares from time to time. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares from time to time. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares from time to time. The timing, manner, price and amount of any repurchase transactions will be determined by the Company in its discretion and will be subject to share price, availability, trading volume and general market conditions. Under these programs, the Company did not repurchase any common shares during the three months ended March 31, 2026 and has remaining capacity of approximately $350.3 million.
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

As of March 31, 2026 and December 31, 2025, units reflecting noncontrolling interests consisted of the following:

	March 31, 2026	December 31, 2025
Series A-1 preferred units	1,096,711	1,193,211
OP units	51,074,863	51,321,262
LTIP units	933,045	850,663
DownREIT units
DownREIT OP units	5,769,214	5,769,214
Total	58,873,833	59,134,350
Series A-1 Preferred Units
The Series A-1 preferred units rank senior to OP units in the operating partnership with respect to distributions and liquidation. The Series A-1 preferred units have a stated value of $25.00 per unit and receive distributions at an annual rate of 6.000%. These distributions are cumulative. The Series A-1 preferred units are redeemable at the option of the holder after the first anniversary of the date of issuance, which redemption obligations may be satisfied at the Company’s option in cash in an amount equal to the market value of an equivalent number of the Series A Preferred Shares or the issuance of the Series A Preferred Shares on a one-for-one basis, subject to adjustments. Generally, the Series A-1 preferred units become redeemable by the Company beginning ten years after the initial issuance of each Series A-1 preferred unit at a stated value of $25.00 per unit, plus accrued but unpaid distributions. The decrease in Series A-1 preferred units outstanding from December 31, 2025 to March 31, 2026 was due to the redemption of 96,500 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.
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
The decrease in OP units outstanding from December 31, 2025 to March 31, 2026 was due to the redemption of 32,741 OP units for an equal number of common shares and the redemption of 302,615 OP units for cash, partially offset by the conversion of 88,957 LTIP units into an equivalent number of OP units.
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
The increase in LTIP units outstanding from December 31, 2025 to March 31, 2026 was due to the issuance of 171,339 compensatory LTIP units to employees and trustees, net of forfeitures. This increase was partially offset by the conversion of 88,957 LTIP units into an equivalent number of OP units.

4. SELF STORAGE PROPERTIES
Self storage properties are summarized as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Land	$1,031,731	$1,031,235
Buildings and improvements	4,788,680	4,771,184
Furniture and equipment	12,494	12,435
Total self storage properties	5,832,905	5,814,854
Less accumulated depreciation	(1,256,764)	(1,213,537)
Self storage properties, net	$4,576,141	$4,601,317
Depreciation expense related to self storage properties amounted to $43.9 million and $45.2 million during the three months ended March 31, 2026 and 2025, respectively.
5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
2024 Joint Venture
As of March 31, 2026, the Company's unconsolidated real estate venture, formed in February 2024 with an affiliate of Heitman Capital Management LLC (the "2024 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
2023 Joint Venture
As of March 31, 2026, the Company's unconsolidated real estate venture, formed in December 2023 with a state pension fund advised by Heitman Capital Management LLC (the "2023 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 21 self storage properties containing approximately 1.4 million rentable square feet, configured in approximately 9,000 storage units and located across five states.
2018 Joint Venture
As of March 31, 2026, the Company's unconsolidated real estate venture, formed in September 2018 with an affiliate of Heitman America Real Estate REIT LLC (the "2018 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.
2016 Joint Venture
As of March 31, 2026, the Company's unconsolidated real estate venture, formed in September 2016 with a state pension fund advised by Heitman Capital Management LLC (the "2016 Joint Venture"), in which the Company has a 25% ownership interest, owned and operated 81 properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.

The following table presents the combined condensed financial position of the Company's unconsolidated real estate ventures as of March 31, 2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
ASSETS
Self storage properties	$2,765,856	$2,762,740
Less accumulated depreciation	(544,369)	(525,006)
Self storage properties, net	2,221,487	2,237,734
Other assets	31,726	35,836
Total assets	$2,253,213	$2,273,570
LIABILITIES AND EQUITY
Debt financing	$1,214,614	$1,214,325
Other liabilities	32,089	33,068
Equity	1,006,510	1,026,177
Total liabilities and equity	$2,253,213	$2,273,570

The following tables present the combined condensed operating information of the Company's unconsolidated real estate ventures for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue	$63,097	$61,624
Property operating expenses	(21,539)	(22,416)
Supervisory, administrative and other expenses	(4,221)	(4,041)
Depreciation and amortization	(19,612)	(21,644)
Interest expense	(13,647)	(13,645)
Non-operating (expense)	(97)	(150)
Net income (loss)	$3,981	$(272)

6. ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the three months ended March 31, 2026, the Company acquired one self storage property for approximately $10.4 million. This acquisition was acquired by the Company from a third party. The self storage property acquisition was accounted for as an asset acquisition and accordingly, all transaction costs related to the acquisition were capitalized as part of the basis of the acquired property. The Company allocated the total purchase price of the acquired property to the assets acquired and liabilities assumed based on their relative fair values. The Company allocated a portion of the purchase price to identifiable intangible assets consisting of customer in-place leases which were recorded at estimated fair values of $0.2 million resulting in a total fair value of $10.2 million allocated to real estate.
The following table summarizes the investments in self storage property acquisitions completed by the Company during the three months ended March 31, 2026 (dollars in thousands):

Acquisitions closed during the Three Months Ended:		Summary of Investment
	Number of Properties	Cash and Acquisition Costs	Value of Equity	Other	Total

March 31, 2026	1	$10,418	$—	$29	$10,447

Dispositions
During the three months ended March 31, 2026, the Company sold three self storage properties to third parties for net proceeds of approximately $20.6 million. The Company recorded a net gain on the dispositions of approximately $6.5 million.
Assets Held for Sale
As of March 31, 2026, the Company classified as held for sale three self storage properties that were sold to a third party in April 2026.
7. OTHER ASSETS
Other assets consist of the following (dollars in thousands):

	March 31, 2026	December 31, 2025
Customer in-place leases, net of accumulated amortization of $261 and $444, respectively	$190	$154
Receivables:
Trade, net	6,007	6,347
Tenant insurance and other	6,202	8,174
Receivable from unconsolidated real estate ventures	4,154	3,510
Property acquisition deposits	489	50
Interest rate swaps	6,359	6,237
Prepaid expenses and other	8,309	12,240
Corporate furniture, equipment and other, net	2,242	2,396
Trade names	12,256	12,256
Management contracts, net of accumulated amortization of $13,447 and $12,581, respectively	38,518	39,384
Tenant reinsurance intangible assets, net of accumulated amortization of $10,824 and $9,912, respectively	85,562	86,473
Goodwill	8,182	8,182
Total	$178,470	$185,403
Amortization expense related to customer in-place leases amounted to $0.2 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to management contracts amounted to $0.9 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to the tenant reinsurance intangible amounted to $0.9 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively.

8. DEBT FINANCING
The Company's outstanding debt as of March 31, 2026 and December 31, 2025 is summarized as follows (dollars in thousands):

	Interest Rate(1)	March 31, 2026	December 31, 2025
Credit Facility:
Revolving line of credit	5.08%	$412,400	$400,900
Term loan D	4.01%	275,000	275,000
Term loan E	4.91%	130,000	130,000
2028 Term loan facility	4.17%	75,000	75,000
April 2029 Term loan facility	3.77%	100,000	100,000
June 2029 Term loan facility	5.07%	285,000	285,000
May 2026 Senior Unsecured Notes	2.16%	35,000	35,000
October 2026 Senior Unsecured Notes	6.46%	65,000	65,000
July 2028 Senior Unsecured Notes	5.75%	120,000	120,000
September 2028 Senior Unsecured Notes	5.40%	75,000	75,000
October 2028 Senior Unsecured Notes	6.55%	100,000	100,000
2029 Senior Unsecured Notes	3.98%	100,000	100,000
August 2030 Senior Unsecured Notes	2.99%	150,000	150,000
October 2030 Senior Unsecured Notes	6.66%	35,000	35,000
November 2030 Senior Unsecured Notes	2.72%	75,000	75,000
May 2031 Senior Unsecured Notes	3.00%	90,000	90,000
August 2031 Senior Unsecured Notes	4.08%	50,000	50,000
September 2031 Senior Unsecured Notes	5.55%	125,000	125,000
November 2031 Senior Unsecured Notes	2.81%	175,000	175,000
August 2032 Senior Unsecured Notes	3.09%	100,000	100,000
November 2032 Senior Unsecured Notes	5.06%	200,000	200,000
May 2033 Senior Unsecured Notes	3.10%	55,000	55,000
October 2033 Senior Unsecured Notes	6.73%	50,000	50,000
November 2033 Senior Unsecured Notes	2.96%	125,000	125,000
2034 Senior Unsecured Notes	5.74%	150,000	150,000
2036 Senior Unsecured Notes	3.06%	75,000	75,000
Fixed rate mortgages payable	3.53%	198,041	198,608
Total principal		3,425,441	3,414,508
Unamortized debt issuance costs and debt premium, net		(8,605)	(9,406)
Total debt		$3,416,836	$3,405,102
(1)Represents the effective interest rate as of March 31, 2026. Effective interest rate incorporates the stated rate plus the impact of interest rate cash flow hedges and discount and premium amortization, if applicable. For the revolving line of credit, the effective interest rate excludes fees for unused borrowings.
As of March 31, 2026, the Company's unsecured credit facility provided for total borrowings of $1.355 billion (the "credit facility") consisting of the following components: (i) a revolving line of credit (the "Revolver") which provides for a total borrowing commitment up to $950.0 million, under which the Company may borrow, repay and re-borrow amounts, (ii) a $275.0 million tranche D term loan facility (the "Term Loan D") and (iii) a $130.0 million tranche E term loan facility (the "Term Loan E"). As of March 31, 2026, the Company had an expansion option under the credit facility, which, if exercised in full, would provide for a total borrowing capacity of $1.900 billion.

As of March 31, 2026, the Company had outstanding letters of credit totaling $7.0 million and had the capacity to borrow remaining Revolver commitments of $530.6 million while remaining in compliance with the credit facility's financial covenants. At March 31, 2026, the Company was in compliance with all such covenants.
Future Debt Obligations
Based on existing debt agreements in effect as of March 31, 2026, the scheduled principal and maturity payments for the Company's outstanding borrowings are presented in the table below (dollars in thousands):

Year Ending December 31,	Scheduled Principal and Maturity Payments	Amortization of Premium and Unamortized Debt Issuance Costs	Total
Remainder of 2026	$376,755	$(2,089)	$374,666
2027	217,369	(2,236)	215,133
2028	460,624	(1,939)	458,685
2029	900,189	(844)	899,345
2030	262,964	(376)	262,588
2031	452,540	(364)	452,176
Thereafter	755,000	(757)	754,243
	$3,425,441	$(8,605)	$3,416,836
9. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Earnings per common share - basic and diluted
Numerator
Net income	$27,681	$19,519
Net income attributable to noncontrolling interests	(9,901)	(6,525)
Net income attributable to National Storage Affiliates Trust	17,780	12,994
Distributions to preferred shareholders	(5,153)	(5,114)
Distributed and undistributed earnings allocated to participating securities	(18)	(15)
Net income attributable to common shareholders - basic and diluted	$12,609	$7,865

Denominator
Weighted average shares outstanding - basic and diluted	77,093	76,372

Earnings per share - basic and diluted	$0.16	$0.10

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
LTIP units may also, under certain circumstances, be convertible into OP units on a one-for-one basis, which are then exchangeable for common shares as described above. Certain LTIP units vested prior to or upon the completion of the Company's initial public offering and certain LTIP units have vested upon the satisfaction of a service or market condition or will vest upon the satisfaction of future service and market conditions. Vested LTIP units and unvested LTIP units that vest based on a service or market condition are allocated income or loss in a similar manner as OP units. Unvested LTIP units subject to a service or market condition are evaluated for dilution using the treasury stock method. For the three months ended March 31, 2026, 793,753 unvested LTIP units that vest based on a service or market condition are excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
For the three months ended March 31, 2026 and 2025, potential common shares totaling 57.1 million and 58.1 million, respectively, related to OP units, DownREIT OP units and vested LTIP units have been excluded from the calculation of diluted earnings per share as they are not dilutive to earnings per share.
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
Information regarding the Company's interest rate swaps measured at fair value, which are classified within Level 2 of the GAAP fair value hierarchy, is presented below (dollars in thousands):

			Fair Value
	Number of Contracts	Notional Amount	Other Assets, net	Interest Rate Swap Liabilities
As of March 31, 2026
Interest Rate Swaps	10	$860,000	$6,359	$1,134

As of December 31, 2025
Interest Rate Swaps	10	$860,000	$6,237	$4,052
The following table presents the effect of our derivative instruments on our condensed consolidated financial statements (dollars in thousands):

Fair value at December 31, 2024	$22,125
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(3,273)
Unrealized gains and realized (losses) on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	(7,799)
Fair value at March 31, 2025	$11,053

Fair value at December 31, 2025	$2,185
(Gains) and losses on interest rate swaps reclassified into interest expense from accumulated other comprehensive income (loss)	(1,283)
Unrealized and realized losses on interest rate swaps and forward starting swaps included in accumulated other comprehensive income (loss)	4,323
Fair value at March 31, 2026	$5,225
As of March 31, 2026 and December 31, 2025, the Company had outstanding interest rate swaps with aggregate current notional amounts of $860.0 million and $860.0 million, respectively, designated as cash flow hedges. As of March 31, 2026, the Company's swaps had a weighted average remaining term of approximately 2.0 years.
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
The fair value of these swaps are included in other assets and liabilities in the Company's condensed consolidated balance sheets, and the Company recognizes any changes in the fair value as an adjustment of accumulated other comprehensive income (loss) within equity. If the forward rates at March 31, 2026 remain constant, the Company estimates that during the next 12 months, the Company would reclassify into earnings, as a reduction in interest expense, approximately $2.9 million of the unrealized gains included in accumulated other comprehensive income (loss). If market interest rates remain above the 3.08% weighted average fixed rate under these interest rate swaps, the Company will continue to receive payments due to it from its counterparties to the interest rate swaps.

There were no transfers between levels of the three-tier fair value measurement hierarchy during the three months ended March 31, 2026 and 2025. For financial assets and liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including applicable yield curves. The Company uses valuation techniques for Level 2 financial assets and liabilities which include applicable yield curves at the reporting date as well as assessing counterparty credit risk. Counterparties to these contracts are highly rated financial institutions. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. As of March 31, 2026 and 2025, the Company determined that the effect of credit valuation adjustments on the overall valuation of its derivative positions are not significant to the overall valuation of its derivatives. Therefore, the Company has determined that its derivative valuations are appropriately classified in Level 2 of the fair value hierarchy.
Fair Value Disclosures
The carrying values of cash and cash equivalents, restricted cash, trade receivables, accounts payable and accrued liabilities reflected in the condensed consolidated balance sheets at March 31, 2026 and 2025, approximate fair value due to the short term nature of these financial assets and liabilities. The carrying value of variable rate debt financing, comprising the Revolver, term loans under our credit facility and our term loan facilities, reflected in the condensed consolidated balance sheets at March 31, 2026 and 2025, approximates fair value as the changes in their associated interest rates reflect the current market and credit risk, which is similar to when the loans were originally obtained.
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
The following table presents the carrying value and estimated fair value of our fixed rate private placement notes and mortgages (dollars in thousands):

	Carrying Value(1)		Fair Value
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Liabilities
Private Placement Notes	$1,950,000	$1,950,000	$1,857,988	$1,865,064
Mortgage Notes	198,041	198,608	194,465	195,239
(1) Carrying value represents the principal balance outstanding
12. Segments
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
The following table presents our reportable segment NOI for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Reportable segment revenue
Rental revenue	$168,214	$169,475
Other property-related revenue	5,586	6,744
Total reportable segment revenue	173,800	176,219
Property operating expenses
Store payroll and related costs	11,295	12,914
Property tax expense	16,436	15,917
Utilities expense	5,046	5,724
Repairs & maintenance expense	3,609	5,003
Marketing expense	6,343	5,528
Insurance expense	2,483	2,689
Other property operating expenses	6,822	7,329
Total property operating expenses	52,034	55,104
Net operating income	$121,766	$121,115
NOI represents rental revenue plus other property-related revenue, minus property operating expenses. NOI excludes management fees and other revenue, general and administrative expenses, depreciation and amortization, interest expense, loss on early extinguishment of debt, equity in losses (earnings) of unconsolidated real estate ventures, acquisition and integration costs, merger related costs, non-operating (income) expense, gain on sale of self storage properties and income tax expense.
The following table is a reconciliation of our reportable segment revenue to total revenue for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Reportable segment revenue
Rental revenue	$168,214	$169,475
Other property-related revenue	5,586	6,744
Total reportable segment revenue	173,800	176,219

Management fees and other revenue	11,601	12,135
Total Revenue	$185,401	$188,354

The following table is a reconciliation of our reported income before income taxes to our net operating income for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Income before income taxes	$28,160	$20,639
All Other
Management fees and other revenue	(11,601)	(12,135)
General and administrative expenses	13,231	13,145
Depreciation and amortization	46,140	48,116
Other	3,098	4,476
Interest expense	39,257	40,475
Equity in (earnings) losses of unconsolidated real estate ventures	(1,155)	5,739
Acquisition and integration costs	811	2,445
Merger related costs	9,981	—
Non-operating expense (income)	302	(360)
Gain on sale of self storage properties	(6,458)	(1,425)
Net operating income	$121,766	$121,115

13. SUBSEQUENT EVENTS
Disposition of Self Storage Properties
On April 22, 2026, the Company sold three self storage properties which were classified as held for sale as of March 31, 2026, to an unaffiliated third party for proceeds of approximately $5.7 million.

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
•our business and investment strategy;
•the risks associated with our ability to consummate the Mergers with Public Storage and the timing and closing of the Mergers including, among other things, the ability of the Company to obtain equity holder approval required to consummate the Mergers, the satisfaction or waiver of other conditions to closing in the Merger Agreement, unanticipated difficulties or expenditures relating to the Mergers, potential difficulties in employee retention as a result of the Mergers, the occurrence of any event, change or other circumstances that could give rise to the termination of the Mergers and the outcome of legal proceedings that may be instituted related to the Mergers;
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
The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. Forward-looking statements are not predictions of future events. These beliefs, assumptions, and expectations can change as a result of many possible events or factors, not all of which are known to us. Readers should carefully review our financial statements and the notes thereto, as well as the sections entitled "Business," "Risk Factors," "Properties," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, and the other documents we file from time to time with the SEC. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Our Structure
Through our property management platform, we direct, manage and control the day-to-day operations and affairs of our consolidated properties and our unconsolidated real estate ventures. As of March 31, 2026, our property management platform managed and controlled the majority of our 799 consolidated properties and all 262 of our unconsolidated real estate venture properties. The properties are primarily managed by us under the brands of iStorage, Move It, Northwest, RightSpace, SecurCare and Southern.
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
As of March 31, 2026, we owned a geographically diversified portfolio of 799 self storage properties located in 33 states and Puerto Rico, comprising approximately 51.1 million rentable square feet, configured in approximately 402,000 storage units.
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
2024 Joint Venture
As of March 31, 2026, the 2024 Joint Venture, in which we have a 25% ownership interest, owned and operated 56 self storage properties containing approximately 3.2 million rentable square feet, configured in approximately 24,000 storage units and located across seven states.
2023 Joint Venture
As of March 31, 2026, the 2023 Joint Venture, in which we have a 25% ownership interest, owned and operated 21 self storage properties containing approximately 1.4 million rentable square feet, configured in approximately 9,000 storage units and located across five states.
2018 Joint Venture
As of March 31, 2026, the 2018 Joint Venture, in which we have a 25% ownership interest, owned and operated 104 self storage properties containing approximately 7.9 million rentable square feet, configured in approximately 65,000 storage units and located across 17 states.

2016 Joint Venture
As of March 31, 2026, the 2016 Joint Venture, in which we have a 25% ownership interest, owned and operated 81 self storage properties containing approximately 5.7 million rentable square feet, configured in approximately 47,000 storage units and located across 13 states.
Results of Operations
When reviewing our results of operations it is important to consider the timing of acquisition and disposition activity. We acquired one self storage property and disposed of three self storage properties during the three months ended March 31, 2026. During the year ended December 31, 2025, we acquired four self storage properties and two annexes to existing properties and disposed of 15 self storage properties. As a result of these and other factors, we do not believe that our historical results of operations discussed and analyzed below are comparable or necessarily indicative of our future results of operations or cash flows.
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
Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025
The following table illustrates the changes in rental revenue, other property-related revenue, management fees and other revenue, property operating expenses, and other expenses for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change

Rental revenue	$168,214	$169,475	$(1,261)
Other property-related revenue	5,586	6,744	(1,158)
Management fees and other revenue	11,601	12,135	(534)
Total revenue	185,401	188,354	(2,953)
Property operating expenses	52,034	55,104	(3,070)
General and administrative expenses	13,231	13,145	86
Depreciation and amortization	46,140	48,116	(1,976)
Other	3,098	4,476	(1,378)
Total operating expenses	114,503	120,841	(6,338)
Other (expense) income
Interest expense	(39,257)	(40,475)	1,218
Equity in earnings (losses) of unconsolidated real estate ventures	1,155	(5,739)	6,894
Acquisition and integration costs	(811)	(2,445)	1,634
Merger related costs	(9,981)	—	(9,981)
Non-operating (expense) income	(302)	360	(662)
Gain on sale of self storage properties	6,458	1,425	5,033
Other expense, net	(42,738)	(46,874)	4,136
Income before income taxes	28,160	20,639	7,521
Income tax expense	(479)	(1,120)	641
Net income	27,681	19,519	8,162
Net income attributable to noncontrolling interests	(9,901)	(6,525)	(3,376)
Net income attributable to National Storage Affiliates Trust	17,780	12,994	4,786
Distributions to preferred shareholders	(5,153)	(5,114)	(39)
Net income attributable to common shareholders	$12,627	$7,880	$4,747
Total Revenue
Our total revenue, including management fees and other revenue, decreased by $3.0 million, or 1.6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This decrease in total revenue was attributable to the sale of 16 self storage properties to unaffiliated third parties between April 1, 2025 and March 31, 2026, partially offset by an increase in total portfolio average occupancy from 83.4% for the three months ended March 31, 2025 to 83.7% for the three months ended March 31, 2026. Average occupancy is calculated based on the average of the month-end occupancy immediately preceding the period presented and the month-end occupancies included in the respective period presented.
Rental Revenue
Rental revenue decreased by $1.3 million, or 0.7%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease in rental revenue was primarily attributable to the sale of 16 self storage properties to unaffiliated third parties between April 1, 2025 and March 31, 2026, partially offset by an increase in total portfolio average occupancy from 83.4% for the three months ended March 31, 2025, to 83.7% for the three months ended March 31, 2026. Annualized total portfolio rental revenues (including fees and net of any discounts and uncollectible customer amounts) divided by average occupied square feet ("average annualized rental revenue per occupied square foot") increased from $15.58, for the three months ended March 31, 2025 to $15.71, or 0.8%, for the three months ended March 31, 2026.

Other Property-Related Revenue
Other property-related revenue represents ancillary income from our self storage properties, such as tenant insurance-related access fees and sales of storage supplies. Other property-related revenue decreased by $1.2 million, or 17.2%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This decrease primarily resulted from a decrease in tenant insurance-related access fees.
Management Fees and Other Revenue
Management fees and other revenue, which includes revenue related to managing and operating the unconsolidated real estate ventures and other revenue from our tenant insurance programs, decreased $0.5 million, or 4.4%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily attributable to a decrease in tenant insurance activity.
Property Operating Expenses
Property operating expenses decreased by $3.1 million, or 5.6%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in property operating expenses was primarily attributable to decreases in personnel costs, utilities expense and repairs and maintenance costs.
General and Administrative Expenses
General and administrative expenses increased by $0.1 million, or 0.7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Depreciation and Amortization
Depreciation and amortization decreased $2.0 million, or 4.1%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily attributable to a decrease in self storage related depreciation from the sale of 16 self storage properties to unaffiliated third parties between April 1, 2025 and March 31, 2026.
Other
Other expenses decreased $1.4 million, or 30.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily attributable to decreases in administrative costs relating to our tenant insurance programs, due to a decrease in related activity.
Interest Expense
Interest expense decreased $1.2 million, or 3.0%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in interest expense was primarily attributable to a decrease in the interest rate on the Revolver from 5.71%, as of March 31, 2025, to 5.08% as of March 31, 2026 and a decrease in the amount of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps) outstanding from $425.8 million, as of March 31, 2025, to $417.4 million as of March 31, 2026.
Equity In Earnings (Losses) Of Unconsolidated Real Estate Ventures
Equity in earnings (losses) of unconsolidated real estate ventures represents our share of earnings and losses incurred through our 25% ownership interests in the 2024 Joint Venture, the 2023 Joint Venture, the 2018 Joint Venture and the 2016 Joint Venture. During the three months ended March 31, 2026, we recorded $1.2 million of equity in earnings from our unconsolidated real estate ventures compared to $5.7 million of losses for the three months ended March 31, 2025. The increase was primarily attributable to a decrease in the non-cash impact of applying the HLBV method to the 2024 Joint Venture, which allocates income (loss) based on the change in each owners' claim on net assets upon a hypothetical liquidation of the underlying joint venture at book value as of March 31, 2026.
Acquisition and Integration Costs
Acquisition and integration costs decreased $1.6 million for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. This decrease was primarily attributable to equity-based compensation costs related to the internalization of the PRO structure during the three months ended March 31, 2025.

Merger Related Costs
Merger related costs were $10.0 million for the three months ended March 31, 2026. These costs were incurred in connection with the proposed Mergers with Public Storage and primarily consisted of legal, accounting, tax, and other professional fees.
Gain on Sale of Self Storage Properties
Gain on sale of self storage properties was $6.5 million, for the three months ended March 31, 2026, compared to $1.4 million for the three months ended March 31, 2025. The gain on sale of self storage properties was primarily attributable to the sale of three self storage properties to third parties during the three months ended March 31, 2026, for net proceeds of approximately $20.6 million.
Net Income Attributable to Noncontrolling Interests
Net income attributable to noncontrolling interests was $9.9 million for the three months ended March 31, 2026, compared to $6.5 million for the three months ended March 31, 2025.
Non-GAAP Financial Measures
FFO and Core FFO
Funds from operations, or FFO, is a widely used performance measure for real estate companies and is provided here as a supplemental measure of our operating performance. The December 2018 Nareit Funds From Operations White Paper - 2018 Restatement defines FFO as net income (as determined under GAAP), excluding: real estate depreciation and amortization, gains and losses from the sale of certain real estate assets, gains and losses from change in control, mark-to-market changes in value recognized on equity securities, impairment write-downs of certain real estate assets and impairment of investments in entities when it is directly attributable to decreases in the value of depreciable real estate held by the entity, and after adjusting equity in earnings (losses) to reflect our share of FFO in unconsolidated real estate ventures. For purposes of calculating FFO attributable to common shareholders, OP unitholders, and LTIP unitholders, we exclude distributions declared on preferred shares and preferred units. We define Core FFO as FFO, as further adjusted to eliminate the impact of certain items that we do not consider indicative of our core operating performance. These further adjustments consist of acquisition costs, integration costs, executive severance costs, merger related costs, gains on debt forgiveness, gains (losses) on early extinguishment of debt, casualty-related expenses, losses, and related recoveries and adjustments for unconsolidated partnerships and joint ventures.
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

The following table presents a reconciliation of net income to FFO and Core FFO for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per share and unit amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$27,681	$19,519
Add (subtract):
Real estate depreciation and amortization	45,707	47,661
Equity in (earnings) losses of unconsolidated real estate ventures	(1,155)	5,739
Company's share of FFO in unconsolidated real estate ventures	5,792	5,052
Gain on sale of self storage properties	(6,458)	(1,425)
Distributions to preferred shareholders and unitholders	(5,568)	(5,568)
FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	65,999	70,978
Add:
Acquisition costs	811	403
Integration costs(1)	—	2,042
Merger related costs	9,981	—
Core FFO attributable to common shareholders, OP unitholders, and LTIP unitholders	$76,791	$73,423

Weighted average shares and units outstanding - FFO and Core FFO:(2)
Weighted average shares outstanding - basic	77,093	76,372
Weighted average restricted common shares outstanding	26	21
Weighted average OP units outstanding	51,162	52,147
Weighted average DownREIT OP unit outstanding	5,769	5,769
Weighted average LTIP units outstanding	979	925
Total weighted average shares and units outstanding - FFO and Core FFO	135,029	135,234

FFO per share and unit	$0.49	$0.52
Core FFO per share and unit	$0.57	$0.54

(1)	Integration costs relate to expenses incurred as a part of the internalization of the PRO structure.
(2)	We combine OP units and DownREIT OP units with common shares because, after the applicable lock-out periods, OP units in our operating partnership are redeemable for cash or, at our option, exchangeable for common shares on a one-for-one basis and DownREIT OP units are also redeemable for cash or, at our option, exchangeable for OP units in our operating partnership on a one-for-one basis, subject to certain adjustments in each case. LTIP units may also, under certain circumstances, be convertible into or exchangeable for common shares (or other units that are convertible into or exchangeable for common shares). See Note 1 to the following table for additional discussion of LTIP units in the calculation of FFO and Core FFO per share and unit.

The following table presents a reconciliation of earnings per share - diluted to FFO and Core FFO per share and unit for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Earnings per share - diluted	$0.16	$0.10
Impact of the difference in weighted average number of shares(1)	(0.07)	(0.04)
Impact of GAAP accounting for noncontrolling interests, two-class method and treasury stock method(2)	0.07	0.04
Add real estate depreciation and amortization	0.34	0.35
Add equity in (earnings) losses of unconsolidated real estate ventures	(0.01)	0.04
Add Company's share of FFO in unconsolidated real estate ventures	0.05	0.04
Subtract gain on sale of self storage properties	(0.05)	(0.01)
FFO per share and unit	0.49	0.52
Add acquisition costs	0.01	—
Add integration costs	—	0.02
Add merger related costs	0.07	—
Core FFO per share and unit	$0.57	$0.54

(1)
Adjustment accounts for the difference between the weighted average number of shares used to calculate diluted earnings per share and the weighted average number of shares used to calculate FFO and Core FFO per share and unit. Diluted earnings per share is calculated using the two-class method for the company's restricted common shares and the treasury stock method for certain unvested LTIP units, and assumes the conversion of vested LTIP units into OP units on a one-for-one basis. The computation of weighted average shares and units for FFO and Core FFO per share and unit includes all restricted common shares and LTIP units that participate in distributions.

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

Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025
As of March 31, 2026, our same store portfolio consisted of 735 self storage properties. Our same store portfolio is defined as those properties owned and operated since the first day of the earliest year presented, excluding any properties sold, expected to be sold or subject to significant changes such as expansions or casualty events which cause the portfolio's year-over-year operating results to no longer be comparable. The following table illustrates the changes in rental revenue, other property-related revenue, and property operating expenses, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Rental revenue
Same store portfolio	$159,019	$157,637	$1,382
Non-same store portfolio	9,195	11,838	(2,643)
Total rental revenue	168,214	169,475	(1,261)
Other property-related revenue
Same store portfolio	5,202	6,215	(1,013)
Non-same store portfolio	384	529	(145)
Total other property-related revenue	5,586	6,744	(1,158)
Property operating expenses
Same store portfolio	48,396	50,343	(1,947)
Non-same store portfolio	3,638	4,761	(1,123)
Total property operating expenses	52,034	55,104	(3,070)
Net operating income
Same store portfolio	115,825	113,509	2,316
Non-same store portfolio	5,941	7,606	(1,665)
Total net operating income	$121,766	$121,115	$651
Rental Revenue
Same store portfolio rental revenues increased $1.4 million, or 0.9%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase in same store portfolio rental revenue was driven primarily by an increase in average occupancy from 84.1% for the three months ended March 31, 2025 to 84.2% for the three months ended March 31, 2026. Average annualized same store rental revenue per occupied square foot increased from $15.78 to $15.88, or 0.6%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.
Other Property-Related Revenue
Same store portfolio other property-related revenue decreased $1.0 million, or 16.3%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This decrease primarily resulted from decreases in tenant insurance revenue.
Property Operating Expenses
Same store portfolio property operating expenses decreased $1.9 million, or 3.9%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease in same store property operating expenses was a result of decreases in personnel costs, utilities expense and repairs and maintenance costs during the three months ended March 31, 2026.

The following table presents a reconciliation of net income to NOI for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$27,681	$19,519
(Subtract) Add:
Management fees and other revenue	(11,601)	(12,135)
General and administrative expenses	13,231	13,145
Depreciation and amortization	46,140	48,116
Other	3,098	4,476
Interest expense	39,257	40,475
Equity in (earnings) losses of unconsolidated real estate ventures	(1,155)	5,739
Acquisition and integration costs	811	2,445
Merger related costs	9,981	—
Non-operating expense (income)	302	(360)
Gain on sale of self storage properties	(6,458)	(1,425)
Income tax expense	479	1,120
Net Operating Income	$121,766	$121,115
Our consolidated NOI shown in the table above does not include our proportionate share of NOI for our unconsolidated real estate ventures. For additional information about the 2016 Joint Venture, the 2018 Joint Venture, the 2023 Joint Venture and the 2024 Joint Venture see Note 5 to the condensed consolidated financial statements in Item 1.
EBITDA and Adjusted EBITDA
We define EBITDA as net income (loss), as determined under GAAP, plus interest expense, loss on early extinguishment of debt, income taxes, depreciation and amortization expense and the Company's share of unconsolidated real estate venture depreciation and amortization. We define Adjusted EBITDA as EBITDA plus acquisition costs, integration costs, executive severance costs, merger related costs, equity-based compensation expense, losses on sale of properties, impairment of long-lived assets and casualty-related expenses, losses and recoveries, minus gains on sale of properties and debt forgiveness, and after adjustments for unconsolidated partnerships and joint ventures, including the removal of the non-cash effect of applying HLBV for purposes of allocating GAAP net income (loss) for the 2024 Joint Venture. These further adjustments eliminate the impact of items that we do not consider indicative of our core operating performance. In evaluating EBITDA and Adjusted EBITDA, you should be aware that in the future we may incur expenses that are the same as or similar to some of the adjustments in this presentation. Our presentation of EBITDA and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
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
•EBITDA and Adjusted EBITDA do not reflect the impact of certain cash charges resulting from matters, such as merger related costs, we consider not to be indicative of our ongoing operations; and
•other companies in our industry may calculate EBITDA and Adjusted EBITDA differently than we do, limiting their usefulness as comparative measures.
We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income (loss). EBITDA and Adjusted EBITDA should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues and net income (loss).
The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods presented (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$27,681	$19,519
Add (subtract):
Depreciation and amortization	46,140	48,116
Company's share of unconsolidated real estate venture depreciation and amortization	4,903	5,411
Interest expense	39,257	40,475
Income tax expense	479	1,120
EBITDA	118,460	114,641
Add (subtract):
Acquisition costs	811	403
Effect of hypothetical liquidation at book value (HLBV) accounting for unconsolidated 2024 Joint Venture(1)	(266)	5,381
Gain on sale of self storage properties	(6,458)	(1,425)
Integration costs, excluding equity-based compensation(2)	—	930
Merger related costs	9,981	—
Equity-based compensation expense(3)	2,420	3,079
Adjusted EBITDA	$124,948	$123,009

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
Cash Flows
At March 31, 2026, we had $27.6 million in cash and cash equivalents and $0.7 million of restricted cash, an increase in cash and cash equivalents of $4.3 million and an increase in restricted cash of $0.4 million from December 31, 2025. Restricted cash primarily consists of escrowed funds deposited with financial institutions for real estate taxes, insurance, and other reserves for capital improvements in accordance with our loan agreements. The following discussion relates to changes in cash due to operating, investing, and financing activities, which are presented in our condensed consolidated statements of cash flows included in Item 1 of this report.
Operating Activities
Cash provided by our operating activities was $87.4 million for the three months ended March 31, 2026 compared to $85.6 million the three months ended March 31, 2025. Our operating cash flow increased primarily due to a decrease in property operating expenses which was primarily driven by decreases in personnel costs, utilities expense and repairs and maintenance costs, partially offset by a decrease in rental revenue for the three months ended March 31, 2026.
Investing Activities
Cash used in investing activities was $1.4 million for the three months ended March 31, 2026 compared to $9.7 million of cash used in investing activities for the three months ended March 31, 2025. The primary uses of cash for the three months ended March 31, 2026 was for capital expenditures, our acquisition of one self storage property, investment in our unconsolidated real estate ventures, and expenditures for corporate furniture and equipment, partially offset by the $20.6 million of proceeds from the sale of three self storage properties to third parties.
Capital expenditures totaled $10.5 million and $5.7 million during the three months ended March 31, 2026 and 2025, respectively. We generally fund post-acquisition capital additions from cash provided by operating activities.
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

A summary of the capital expenditures for these categories, along with a reconciliation of the total for these categories to the capital expenditures reported in the accompanying condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, are presented below (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Recurring capital expenditures	$7,982	$5,272
Value enhancing capital expenditures	1,136	—
Acquisitions capital expenditures	429	199
Total capital expenditures	9,547	5,471
Change in accrued capital spending	952	260
Capital expenditures per statement of cash flows	$10,499	$5,731

Financing Activities
Cash used in our financing activities was $81.3 million for the three months ended March 31, 2026 compared to $106.5 million of cash used in financing activities for the three months ended March 31, 2025. Our primary uses of financing cash flows for the three months ended March 31, 2026 were for principal payments on existing debt of $147.6 million (which included $147.0 million of principal repayments under the Revolver and $0.6 million of scheduled fixed rate mortgage principal amortization payments), distributions to common shareholders of $44.0 million, distributions to noncontrolling interests of $33.1 million and distributions to preferred shareholders of $5.2 million. Our sources of financing cash flows for the three months ended March 31, 2026 primarily consisted of $158.5 million of borrowings under our Revolver.
Credit Facility and Term Loan Facilities
As of March 31, 2026, our credit facility provided for total borrowings of $1.355 billion, consisting of the following components: (i) a Revolver which provides for a total borrowing commitment up to $950.0 million, whereby we may borrow, repay and re-borrow amounts under the Revolver, (ii) a $275.0 million Term Loan D and (iii) a $130.0 million Term Loan E. The Revolver is set to mature in January 2027; provided that we may elect up to two times to extend the maturity by six months each up to January 2028 by paying an extension fee for each such election of 0.0625% of the total borrowing commitment thereunder at the time of extension and meeting other customary conditions with respect to compliance. The Term Loan D matures in July 2026 and the Term Loan E matures in March 2027. The Revolver, Term Loan D and Term Loan E are not subject to any scheduled reduction or amortization payments prior to maturity. As of March 31, 2026, we had an expansion option under the credit facility, which, if exercised in full, would provide for a total borrowing capacity of $1.900 billion.
As of March 31, 2026, $275.0 million was outstanding under the Term Loan D with an effective interest rate of 4.01% and $130.0 million was outstanding under the Term Loan E with an effective interest rate of 4.91%. As of March 31, 2026, we would have had the capacity to borrow remaining Revolver commitments of $530.6 million while remaining in compliance with the credit facility's financial covenants.
We have a 2028 Term Loan Facility that matures in December 2028 and is separate from the credit facility in an aggregate amount of $75.0 million. As of March 31, 2026, the entire amount was outstanding under the 2028 Term Loan Facility with an effective interest rate of 4.17%. We have an expansion option under the 2028 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $125.0 million.
We have an April 2029 Term Loan Facility that matures in April 2029 and is separate from the credit facility and 2028 Term Loan Facility in an aggregate amount of $100.0 million. As of March 31, 2026, the entire amount was outstanding under the April 2029 Term Loan Facility with an effective interest rate of 3.77%.
We have a June 2029 Term Loan Facility that matures in June 2029 and is separate from the credit facility, 2028 Term Loan Facility, and April 2029 Term Loan Facility in an aggregate amount of $285.0 million. As of March 31, 2026, the June 2029 Term Loan Facility had an effective interest rate of 5.07%. We have an expansion option under the June 2029 Term Loan Facility, which, if exercised in full, would provide for total borrowings in an aggregate amount up to $300.0 million.

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
Equity Transactions
Issuance of Common Shares
During the three months ended March 31, 2026, after receiving notices of redemption from certain OP unitholders, we elected to issue 32,741 common shares to such holders in exchange for 32,741 OP units in satisfaction of the operating partnership's redemption obligations.
Issuance and Redemption of OP Equity
During the three months ended March 31, 2026, we issued 88,957 OP units upon the conversion of an equivalent number of LTIP units, redeemed 302,615 OP units for cash, and redeemed 96,500 Series A-1 preferred units for an equivalent number of Series A Preferred Shares.

Dividends and Distributions
During the three months ended March 31, 2026, the Company paid $44.0 million of distributions to common shareholders, $5.2 million of distributions to preferred shareholders and distributed $33.1 million to noncontrolling interests.
On February 12, 2026, our board of trustees declared a cash dividend and distribution, respectively, of $0.57 per common share and OP unit to shareholders and OP unitholders of record as of March 13, 2026. On February 12, 2026, our board of trustees also declared cash distributions of $0.375 per Series A Preferred Share, Series B Preferred Share and Series A-1 preferred unit to shareholders and unitholders of record as of March 13, 2026.
Off-Balance Sheet Arrangements
Except as disclosed in the notes to our financial statements, as of March 31, 2026, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purposes entities, which typically are established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, except as disclosed in the notes to our financial statements, as of March 31, 2026, we have not guaranteed any obligations of unconsolidated entities, nor made any commitments to provide funding to any such entities, that creates any material exposure to any financing, liquidity, market or credit risk.
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
As of March 31, 2026, we had $417.4 million of debt subject to variable interest rates (excluding variable-rate debt subject to interest rate swaps). If our reference rates (SOFR) were to increase or decrease by 100 basis points, the increase or decrease in interest expense on the variable-rate debt (excluding variable-rate debt subject to interest rate swaps) would decrease or increase future earnings and cash flows by approximately $4.2 million annually.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC under the heading Item 1A. "Risk Factors" beginning on page 13, which is accessible on the SEC's website at www.sec.gov.
With the exception of the risk factor set forth below, which updates and supplements the risk factors disclosed in our 2025 Form 10-K, there have been no material changes to the risk factors disclosed in our 2025 Form 10-K.
Risks Related to the Pending Mergers with Public Storage.
The exchange ratio is fixed and will not be adjusted in the event of any change in the share prices of either us or Public Storage.
As a result of the Mergers, each of our common shares outstanding as of immediately prior to the effective time of the Company Merger will be converted into the right to receive 0.1400 Public Storage common shares. The 0.1400 exchange ratio is fixed and will not be adjusted to reflect changes in the share price of Public Storage's common shares.
Changes in the price of Public Storage's common shares prior to the Mergers will affect the market value of the consideration that our common shareholders will be entitled to receive at the effective time of the Company Merger. Share price changes may result from a variety of factors (many of which are beyond the control of us and Public Storage), including the following factors:
•changes in the respective businesses, operations, assets, liabilities and prospects of Public Storage or us;
•changes in market assessments of the business, operations, financial position and prospects of Public Storage or us;
•market assessments of the likelihood that the Mergers will be completed;
•the expected timing of the Mergers;
•interest rates, general market and economic conditions and other factors affecting the price of Public Storage common shares, Public Storage preferred shares, our common shares or our preferred shares;
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which Public Storage and we operate; and
•other factors beyond the control of Public Storage or us, including those described under this section entitled "Risk Factors."
The price of Public Storage's common shares at the closing of the Mergers may vary from its price on the date the Merger Agreement was executed. As a result, the market value of the merger consideration represented by the exchange ratio will also vary. If the price of Public Storage's common shares declines between the date the Merger Agreement was signed and the closing of the Mergers, including for any of the reasons described above, our common shareholders will receive Public Storage common shares that have a market value upon completion of the Mergers that is less than the market value of such shares calculated pursuant to the exchange ratio on the date the Merger Agreement was signed.

Therefore, since the number of Public Storage's common shares to be issued per one of our common shares is generally fixed, our common shareholders cannot be sure of the market value of the company share merger consideration they will receive upon consummation of the Mergers.
Completion of the Mergers is subject to many conditions, and if any of these conditions are not satisfied or waived, the Mergers may not be completed on the currently contemplated timeline or terms, or at all, which could result in a requirement that we pay a termination fee.
The consummation of the Mergers is subject to the satisfaction or waiver of certain conditions, including among others: (i) approval of the company merger by our common shareholders; (ii) approval of the Mergers and the other transactions contemplated by the Merger Agreement by the unitholders of our operating partnership; (iii) the effectiveness of a registration statement on Form S-4 in accordance with the provisions of the Securities Act; (iv) the absence of a law or order restraining, enjoining, rendering illegal or otherwise prohibiting the consummation of the Mergers; (v) the Public Storage common shares and the Public Storage preferred shares to be issued in the Mergers being approved for listing on the NYSE; (vi) the Dropdown JV having been formed; and (vii) other customary conditions.
We can provide no assurance that the conditions to completing the Mergers will be satisfied or waived, and accordingly, that the Mergers will be completed on the terms or timeline that the parties anticipate or at all. If any condition to the Mergers is not satisfied, it could delay or prevent the Mergers from occurring, which could negatively impact the price of our common shares or our preferred shares and our business, financial condition, results of operations and growth prospects, including negative publicity or a negative impression in the investment community.
In addition to the above risks, if the Merger Agreement is terminated and we seek an alternative transaction, our common shareholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Mergers. In addition, if the Merger Agreement is terminated under certain circumstances specified therein, we may be required to pay Public Storage a termination fee of approximately $202.0 million.
The pendency of the Mergers could adversely affect our businesses and operations.
In connection with the pending Mergers, some customers, vendors or other parties with commercial relationships with us may delay or defer decisions relating to such relationships, which could adversely affect our business, financial condition, results of operations and growth prospects, regardless of whether the Mergers are completed. Similarly, our employees may experience uncertainty about their future roles with the combined company following the Mergers, which may adversely affect our ability to attract and retain key personnel during the pendency of the Mergers. In addition, due to covenants in the Merger Agreement, we may be unable (without Public Storage's prior written consent), during the pendency of the Mergers, to undertake significant transactions involving the acquisition and/or disposition of assets, make significant capital expenditures, enter into any new line of business or enter into any material joint venture, partnership or other similar agreement, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions are believed by us to be beneficial.
The Merger Agreement contains provisions that could make it more difficult for a third party to acquire us or could result in any competing proposal being at a lower price than it might otherwise be.
We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to enter into an acquisition agreement with respect to an alternative acquisition proposal and to participate in discussions or negotiations with or provide non-public information to any person relating to an alternative acquisition proposal, subject to customary exceptions. In addition, we may be required to pay Public Storage a termination fee of approximately $202.0 million under specified circumstances.
Notwithstanding these "no-shop" restrictions, prior to obtaining the approval of our shareholders, under specified circumstances, our board may change its recommendation of the Mergers, and we may also terminate the Merger Agreement to enter into an acquisition agreement with respect to a superior proposal upon payment of the termination fee described above.

These provisions could make it more difficult for a third party that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition, even if we were prepared to pay consideration with a higher per-share cash or market value than the market value proposed to be received in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
During the three months ended March 31, 2026, the Company, in its capacity as general partner of its operating partnership, caused the operating partnership to issue 32,741 common shares to satisfy redemption requests from certain limited partners.
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
As of May 1, 2026, other than those OP units held by the Company, after reflecting the transactions described herein, 57,701,991 OP units were outstanding (including 933,045 outstanding LTIP units in the operating partnership and 5,769,214 outstanding DownREIT OP units, which are convertible into, or exchangeable for, OP units on a one-for-one basis, subject to certain conditions).
These issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
Issuer Purchases of Equity Securities
On July 11, 2022, the Company approved a share repurchase program authorizing the repurchase of up to $400.0 million of the Company's common shares, under which $256,892 of common shares remain available for repurchase. On December 1, 2023, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $275.0 million of the Company's common shares, under which no common shares remain available for repurchase. On November 14, 2024, the Company approved a new share repurchase program authorizing, but not obligating, the repurchase of up to $350.0 million of the Company's common shares. The table below summarizes all of our repurchases of common shares during the three months ended March 31, 2026:

Period	Total number of shares purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1 - January 31, 2026	—	$—	—	$350,256,892
February 1 - February 28, 2026	—	—	—	350,256,892
March 1 - March 31, 2026(1)	3,174	35.02	—	350,256,892
Total/Weighted Average	3,174	$35.02	—	$350,256,892

(1)
The number of shares purchased represents restricted common shares surrendered by certain of our employees to satisfy their statutory minimum federal and state tax obligations associated with the vesting of restricted common shares issued to them. The price paid per share is based on the closing price of our common shares on February 27, 2026 which is the date prior to the date of withholding.

Use of Proceeds
Not applicable.

ITEM 3. Defaults Upon Senior Securities
Not applicable.
ITEM 4. Mine Safety Disclosures
Not applicable.
ITEM 5. Other Information
Not applicable.

ITEM 6. Exhibits
The following exhibits are filed with this report:

Exhibit Number	Exhibit Description

2.1
Agreement and Plan of Merger, dated March 16, 2026, by and among National Storage Affiliates Trust, NSA OP, LP, Public Storage, Public Storage OP, L.P, Pelican Merger Sub I, LLC and Pelican Merger Sub II, LLC (Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on March 17, 2026, is incorporated herein by this references)

3.1
Articles of Amendment and Restatement of National Storage Affiliates Trust (Exhibit 3.1 to the Quarterly Report on Form 10-Q, filed with the SEC on June 5, 2015, is incorporated herein by this reference)

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

10.2	Form of Transaction Bonus Agreement (Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 17, 2026, is incorporated herein by this reference)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

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

Date: May 5, 2026